Form 10QSB
period 1998-03-31
SURMODICS INC
filed 1998-05-15
CIK 924717

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

                        For the transition period from to

                         Commission file number 0-23837


                                 SurModics, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

       MINNESOTA                                              41-1356149
(State or Other Jurisdiction of                             (IRS Employer
Incorporation or Organization)                             Identification No.)

                              9924 West 74th Street
                          Eden Prairie, Minnesota 55344
                    (Address of Principal Executive Offices)

                                 (612) 829-2700
                (Issuer's Telephone Number, Including Area Code)



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X

         As of April 30, 1998, there were 7,216,420 shares of Common Stock outstanding.

      Traditional Small Business Disclosure Format (check one):    Yes    No X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 SURMODICS, INC.
                            Condensed Balance Sheets
                        (In thousands, except share data)

                                                                 March 31,  September 30,
                                                                   1998        1997
                                                                 --------    ---------
                               ASSETS                           (Unaudited)

CURRENT ASSETS:
     Cash & cash equivalents                                     $ 17,052    $    492
     Short-term investments                                         1,567       1,456
     Accounts receivable, net                                         910         922
     Inventories                                                      307         264
     Prepaids and other                                               259          74
                                                                 --------    --------
              Total current assets                                 20,095       3,208
                                                                 --------    --------

PROPERTY AND EQUIPMENT, net                                         1,271       1,065
LONG-TERM INVESTMENTS                                                 948       1,874
OTHER ASSETS, net                                                     188         303
                                                                 --------    --------
                                                                 $ 22,502    $  6,450
                                                                 ========    ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                            $    106    $    280
     Accrued liabilities                                              755         493
     Deferred revenues                                                242         308
                                                                 --------    --------
              Total current liabilities                             1,103       1,081

DEFERRED REVENUES AND OTHER, less current portion                     197         267
                                                                 --------    --------
              Total liabilities                                     1,300       1,348
                                                                 --------    --------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Series A convertible preferred stock-
         $.05 par value, 450,000 shares authorized;
         none and 376,828 shares issued and outstanding              --            19
     Voting common stock-
         $.05 par value, 15,000,000 shares authorized;
         7,216,420 and 3,400,868 shares issued and outstanding        361         170
     Additional paid-in capital                                    28,901      13,492
     Unearned compensation                                           (241)       (259)
     Stock purchase notes receivable                                 (186)       (160)
     Accumulated deficit                                           (7,633)     (8,160)
                                                                 --------    --------
              Total stockholders' equity                           21,202       5,102
                                                                 --------    --------
                                                                 $ 22,502    $  6,450
                                                                 ========    ========

              The accompanying notes are an integral part of these
                        condensed balance sheets.

                                 SURMODICS, INC.
                       Condensed Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)


                                                           Three Months Ended      Six Months Ended
                                                                 March 31,             March 31,
                                                           ------------------     -------------------
                                                            1998        1997       1998         1997
                                                           ------      ------     -------      ------
REVENUES:
     Royalties                                             $1,265      $  807      $2,207      $1,410
     License fees                                              60          25          60         257
     Product sales                                            735         437       1,232         926
     Research and development                                 519         597         989         928
                                                           ------      ------      ------      ------
        Total revenues                                      2,579       1,866       4,488       3,521
                                                           ------      ------      ------      ------

OPERATING COSTS AND EXPENSES:
     Product                                                  318         257         568         586
     Research and development                               1,102       1,010       2,060       1,822
     Sales and marketing                                      441         266         744         488
     General and administrative                               430         316         727         621
                                                           ------      ------      ------      ------
        Total operating costs and expenses                  2,291       1,849       4,099       3,517
                                                           ------      ------      ------      ------

INCOME FROM OPERATIONS                                        288          17         389           4

OTHER INCOME, net                                              98          51         151          92
                                                           ------      ------      ------      ------

INCOME BEFORE PROVISION FOR INCOME TAXES                      386          68         540          96

PROVISION FOR INCOME TAXES                                     10          --          13           2
                                                           ------      ------      ------      ------

NET INCOME                                                 $  376      $   68      $  527      $   94
                                                           ======      ======      ======      ======


NET INCOME PER SHARE:
     Basic                                                 $ 0.07      $ 0.01      $ 0.10      $ 0.02
     Diluted                                               $ 0.06      $ 0.01      $ 0.09      $ 0.02


WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic weighted average common shares outstanding       5,573       4,863       5,236       4,841
     Dilutive effect of outstanding stock options             495         511         475         482
                                                           ------      ------      ------      ------
        Diluted weighted average common shares outstanding  6,068       5,374       5,711       5,323





              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 SURMODICS, INC.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                            Six Months Ended March 31,
                                                                             -----------------------
                                                                               1998           1997
                                                                             --------       --------
OPERATING ACTIVITIES:
     Net income                                                              $    527       $     94
     Adjustments to reconcile net income to net cash provided by operating activities-
            Depreciation and amortization                                         283            231
            Amortization of unearned compensation, net                             37             46
            Change in deferred rent                                                (8)            (1)
            Change in assets and liabilities:
                Accounts receivable                                                12            (74)
                Inventories                                                       (43)           (26)
                Accounts payable and accrued liabilities                           88             (4)
                Deferred revenues                                                (129)          (174)
                Prepaids and other                                               (184)            28
                                                                             --------       --------
                   Net cash provided by operating activities                      583            120
                                                                             --------       --------

INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                    (481)           (83)
     Purchases of short-term investments                                         (911)        (1,482)
     Sales of short-term investments                                              800            725
     Purchases of long-term investments                                          --             (905)
     Sales of long-term investments                                               926           --
     Other                                                                        107           (100)
                                                                             --------       --------
                   Net cash provided by (used in) investing activities            441         (1,845)
                                                                             --------       --------

FINANCING ACTIVITIES:
     Issuance of common stock, net of offering costs                           15,536           --
                                                                             --------       --------

                   Net increase (decrease) in cash and cash equivalents        16,560         (1,725)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                          492          2,013
                                                                             --------       --------
     End of period                                                           $ 17,052       $    288
                                                                             ========       ========



         The accompanying notes are an integral part of these condensed financial statements.

                                 SURMODICS, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


(1) Basis of Presentation:

         In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management's best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The results of operations for the three months and six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

         According to the rules and regulations of the Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. Read together with the disclosures below, management believes the interim financial statements are presented fairly. However, these unaudited condensed financial statements should be read together with the financial statements for the year ended September 30, 1997 and footnotes thereto included in the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on March 4, 1998.

(2) New Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company will adopt the provisions of SFAS No. 130 in fiscal 1999 and is currently assessing its impact.

         The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes a new model for segment reporting, called the "management approach" and requires certain disclosures for each segment. The management approach is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. The Company will adopt the provisions of SFAS No. 131 in fiscal 1999 and is currently assessing its impact.

(3) Initial Public Offering

         On March 9, 1998, the Company  completed an initial public  offering of
2.0 million shares of Common Stock. Subsequently, on March 25, 1998, the underwriters purchased an additional 300,000 shares of Common Stock pursuant to the exercise of an overallotment option. In total, the offering generated net proceeds to the Company of approximately $15.5 million after deducting all offering expenses.

(4) Preferred Stock Conversion

         Each share of the Series A Convertible Preferred Stock was automatically converted into four shares of voting Common Stock upon the closing of the initial public offering. The authorized shares of Series A Convertible Preferred Stock were eliminated and this class of stock was canceled.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

         The Company is a leading provider of surface modification solutions to medical device manufacturers. The Company's revenues have come from four primary sources: licensing of its patented technology to customers; royalties received from licensees based on their sales of products incorporating SurModics' technology; the sale of photo-reactive chemical compounds to licensees and stabilization products to the diagnostics industry; and research and development fees generated on projects for commercial customers and pursuant to government grants. In March 1998, the Company completed an initial public offering of 2.3 million shares of Common Stock with proceeds of approximately $15.5 million, net of related offering costs.

Results of Operations

                   Three Months Ended March 31, 1998 and 1997

         Revenues. The Company's revenues were $2.6 million for the second quarter of fiscal 1998, an increase of $713,000, or 38.2%, over the same period of fiscal 1997. The revenue increase was primarily due to an increase in royalty revenue received from licensed customers of $458,000 or 56.8%. Within this total, royalties generated from PhotoLink(R) licenses increased 47.3% and royalties from diagnostic licensing increased 65.1%. Management expects to report a similar rate of overall, year-to-year royalty growth for the remainder of the fiscal year. However, the total royalty dollars generated in the next two quarters is not expected to increase over that generated in the second quarter due to seasonal fluctuations effecting the sales of certain of our licensees' products and the timing of the minimum royalty increases. In addition, sales of the Company's stabilization products increased $241,000 or 83.3% between periods. Much of this increase was attributable to additional shipments to an existing customer.

         Product costs. The Company's product costs were $318,000 for the second quarter of fiscal 1998, an increase of $61,000, or 23.5%, over the same period of fiscal 1997. Overall product margins increased to 56.7% in the second quarter of fiscal 1998 from 41.0% in the same period of fiscal 1997. These improvements were primarily due to the continued impact of a formulation change in certain of the stabilization products, offset by an increase in the cost of manufacturing reagent chemicals.

         Research and development expenses. Research and development expenses were $1,102,000 for the second quarter of fiscal 1998, an increase of $92,000, or 9.1%, over the same period of fiscal 1997. The change was primarily due to the added compensation and benefit costs associated with additional technical personnel added by the Company over the last year; increased depreciation expense associated with the build-out of some additional laboratory space; and offset by lower costs incurred on research studies performed by external laboratories.

         Sales and marketing expenses. Sales and marketing expenses were $441,000 for the second quarter of fiscal 1998, an increase of $175,000, or 66.0%, over the same period of fiscal 1997. This increase was primarily due to the expense of additional marketing personnel, a related increase in recruitment costs, and the costs associated with a market research study recently completed by an external consulting firm.

         General and administrative expenses. General and administrative expenses were $430,000 for the second quarter of fiscal 1998, an increase of $114,000, or 36.2%, over the same period of fiscal 1997. The increase was due to higher compensation costs, legal fees and other general business expenses incurred as a result of the Company's overall business growth.

         Other income, net. The Company's net other income was $98,000 for the second quarter of fiscal 1998, an increase of $47,000, or 92.2%, over the same period of fiscal 1997 due primarily to increased interest income from the additional cash available for investment due to the proceeds received from the recent public stock offering.

                    Six Months Ended March 31, 1998 and 1997

         Revenues. The Company's revenues were $4.5 million for the first six months of fiscal 1998, an increase of $967,000, or 27.5%, over the same period of fiscal 1997. The revenue increases were primarily due to an increase in royalty revenue of $797,000 or 56.5%; an increase in sales of the Company's stabilization products of $252,000 or 37.7%; and an increase in customer-funded research and development revenue of $174,000 or 56.0% between periods. Royalties generated from PhotoLink licenses increased 40.2% and royalties from diagnostic licensing increased 72.4%. Much of the increase in sales of stabilization products was due to additional shipments to an existing customer. The increase in customer-funded research and development was due to greater customer development activity, especially related to work on drug delivery from coatings. Offsetting these revenue increases was a reduction in license fees from $257,000 in the first six months of fiscal 1997 to $60,000 in the same period of fiscal 1998. The fiscal 1997 results included the receipt of one large license fee with no similar transaction in fiscal 1998.

         Product costs. The Company's product costs were $568,000 for the first six months of fiscal 1998, a decrease of $18,000, or 3.2%, over the same period of fiscal 1997. Product margins increased to 53.9% in 1998 from 36.7% in 1997. These improvements were primarily due to the continued impact of a formulation change in certain of the stabilization products combined with increases in the efficiencies of manufacturing reagent chemicals.

         Research and development expenses. Research and development expenses were $2,060,000 for the first six months of fiscal 1998, an increase of $238,000, or 13.1%, over the same period of fiscal 1997. The change was primarily due to the added compensation and benefit costs associated with additional technical personnel added by the Company over the last year; increased depreciation expense associated with the build-out of some additional laboratory space; and offset by lower costs incurred on research studies performed by external laboratories.

         Sales and marketing expenses. Sales and marketing expenses were $744,000 for the first six months of fiscal 1998, an increase of $256,000, or 52.5%, over the same period of fiscal 1997. This increase was primarily due to the expense of additional marketing personnel, a related increase in recruitment costs, and the costs associated with a market research study recently completed by an external consulting firm.

         General and administrative expenses. General and administrative expenses were $727,000 for the first six months of fiscal 1998, an increase of $106,000, or 17.0%, over the same period of fiscal 1997. The increase was primarily due to higher compensation and benefit costs.

         Other income, net. The Company's net other income was $151,000 for the first six months of fiscal 1998, an increase of $59,000, or 64.1%, over the same period of fiscal 1997 due primarily to increased interest income from the additional cash available for investment due to the proceeds received from the recent public stock offering.

Year 2000 Compliance

         The Company has evaluated its information technology infrastructure for Year 2000 compliance and does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company, or its suppliers or customers to be in compliance.

Liquidity and Capital Resources

         On March 9, 1998, the Company  completed an initial public  offering of
2.0 million shares of Common Stock. Subsequently, on March 25, 1998, the underwriters purchased an additional 300,000 shares of Common Stock pursuant to the exercise of an overallotment option. In total, the offering generated net proceeds to the Company of approximately $15.5 million after deducting all offering expenses.

         As of March 31, 1998, the Company had working capital of approximately $19.0 million. For the last three fiscal years and for the first six months of fiscal 1998, the Company has generated positive cash flow from operations.

         As of March 31, 1998, the Company had cash, cash equivalents and investments totaling approximately $19.6 million. The Company's funds are currently invested in money market funds and investment grade, interest-bearing securities with maturity dates of less than two years. As of March 31, 1998, the Company had no debt, nor did it have any credit agreements.

Forward Looking Statements

         The statements contained in this quarterly report relating to royalty revenue growth are based on current expectations and involve a number of risks and uncertainties. These statements are forward looking and are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. The following factors could cause royalty revenue to materially and adversely differ from that anticipated: the ability of the Company's licensees to successfully gain regulatory approval for, market and sell products incorporating the Company's technology; the amount and timing of resources devoted by the Company's licensees to market and sell products incorporating the Company's technology; the Company's ability to attract new licensees and to enter into agreements for additional applications with existing licensees; the Company's ability to maintain a competitive position in the development of technologies and products in its areas of focus; and business and general economic conditions.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         (a) On March 2, 1998, the Company issued 6,320 shares of common stock to a former employee at a price of $5.00 per share pursuant to the exercise of stock options. The Company relied on the exemption from registration available under section 3(b) of the Securities Act of 1933, as amended, and Rule 701 thereunder.

         (b) Use of Proceeds for the period ending March 31, 1998.
         (1)           Effective Date:              March 3, 1998
                       SEC File Number:             333-43217
         (2)           Offering Date:               March 3, 1998
         (4)(i)        The offering has terminated; all securities registered
                         were sold.
         (4)(ii)       Managing Underwriter:        John G. Kinnard and Company,
                                                    Incorporated
         (4)(iii)      Title of Securities:         Common Stock
         (4)(iv)       Amount Registered:                        2,300,000
                       Aggregate Offering Price:                 $17,250,000
                       Amount Sold:                              2,300,000
                       Aggregate Offering Price Sold:            $17,250,000
         (4)(v)        Underwriting  Discount  and  Commissions  $ 1,293,750
                       Other  Expenses                           $   435,148
                       Total  Expenses                           $ 1,728,898
                       All the above items represented direct or indirect
                         payments to others.
         (4)(vi)       Net Offering Proceeds                     $15,521,102
         (4)(vii)      Use of Net Offering Proceeds:
                       Research and development                  $     5,600
                       Sales and marketing                       $    97,900
                       Equipment upgrades                        $    22,802
                       Patent protection                         $        --
                       Working capital and general corporate
                                purposes                         $    20,800
                       Money market funds                        $15,374,000
                       All the above items represented direct or indirect
                         payments to others.

Item 3.  Defaults Upon Senior Securities.

             None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Company held its Annual Meeting on January 26, 1998, prior to the Company becoming a publicly held company.

         (b) The following individuals were elected as directors at the meeting: Dale R. Olseth, Donald S. Fredrickson, James J. Grierson, Patrick E. Guire, Kenneth H. Keller, David A. Koch, and Kendrick B. Melrose.

         (c) The shareholders voted on four matters: (i) to set the number of directors at seven, (ii) to elect the Board of Directors to serve until the next annual meeting of shareholders, (iii) to amend the Company's Restated Articles of Incorporation to decrease the number of authorized shares of Series A Convertible Preferred Stock, and (iv) to amend the Company's Restated Articles of Incorporation to provide for the cancellation of the Series A Convertible Preferred Stock upon the completion of the Company's initial public offering. The shareholders approved all four matters by the following votes:


                                                             Votes For        Votes Against      Votes Abstained

     (i)   Set number of directors at seven ............     4,265,108             --                559,072
     (ii)  Elect Directors
              Dale R. Olseth............................     4,265,108             --                559,072
              Donald S. Fredrickson.....................     4,265,108             --                559,072
              James J. Grierson.........................     4,265,108             --                559,072
              Patrick E. Guire..........................     4,265,108             --                559,072
              Kenneth H. Keller.........................     4,265,108             --                559,072
              David A. Koch.............................     4,265,108             --                559,072
              Kendrick B. Melrose.......................     4,265,108             --                559,072
     (iii) Amend Articles to decrease
           authorized Preferred Stock ..................     4,265,108             --                559,072
     (iv)  Amend Articles to provide for the
           cancellation of Preferred Stock
           upon completion of IPO ......................     4,265,108             --                559,072

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits -  3.1 Restated Articles of  Incorporation of the Company,
                             as amended

                        27.1 Financial Data Schedule

         (b) Reports on Form 8-K - None


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SurModics, Inc.

May 14, 1998                                 By:  /s/ Stephen C. Hathaway
                                             Stephen C. Hathaway
                                             Vice President & CFO
                                             Principal Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q

                                SURMODICS, INC.


Commission File No.:  0-23837
For the quarter ended
March 31, 1998

-------------------------------------------------------------------------------



   Exhibit
   Number                  Description

     3.1     Restated Articles of Incorporation of the Company, as amended

     27.1    Financial Data Schedule (filed with electronic version only)