Form 10QSB
period 1998-06-30
SURMODICS INC
filed 1998-08-14
CIK 924717

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

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



      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes X        No

      As of July 31, 1998, there were 7,199,760 shares of Common Stock outstanding.

      Traditional Small Business Disclosure Format (check one):  Yes    No  X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 SURMODICS, INC.
                            Condensed Balance Sheets
                        (In thousands, except share data)

                                                                 June 30,  September 30,
                                                                   1998        1997
                                                                ----------   ---------
                               ASSETS                           (Unaudited)

CURRENT ASSETS:
     Cash & cash equivalents                                     $  1,841    $    492
     Short-term investments                                         2,617       1,456
     Accounts receivable, net                                       1,123         922
     Inventories                                                      304         264
     Prepaids and other                                               215          74
                                                                 --------    --------
              Total current assets                                  6,100       3,208
                                                                 --------    --------

PROPERTY AND EQUIPMENT, net                                         1,238       1,065
LONG-TERM INVESTMENTS                                              15,644       1,874
OTHER ASSETS, net                                                     184         303
                                                                 --------    --------

                                                                 $ 23,166    $  6,450
                                                                 ========    ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                            $    183    $    280
     Accrued liabilities                                              797         493
     Deferred revenues                                                222         308
                                                                 --------    --------
              Total current liabilities                             1,202       1,081

DEFERRED REVENUES AND OTHER, less current portion                     162         267
                                                                 --------    --------

              Total liabilities                                     1,364       1,348
                                                                 --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Series A convertible preferred stock-
         $.05 par value; none and 376,828 shares
         issued and outstanding                                      --            19
     Voting common stock-
         $.05 par value, 15,000,000 shares authorized;
         7,199,160 and 3,400,868 shares issued and outstanding        360         170
     Additional paid-in capital                                    28,876      13,492
     Unearned compensation                                           (185)       (259)
     Stock purchase notes receivable                                 (182)       (160)
     Accumulated deficit                                           (7,067)     (8,160)
                                                                 --------    --------
              Total stockholders' equity                           21,802       5,102
                                                                 --------    --------

                                                                 $ 23,166    $  6,450
                                                                 ========    ========

 The accompanying notes are an integral part of these condensed balance sheets.

                                 SURMODICS, INC.
                       Condensed Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                      Three Months Ended             Nine Months Ended
                                                                            June 30,                       June 30,
                                                                    ----------------------          ----------------------
                                                                     1998            1997            1998            1997
                                                                    ------          ------          ------          ------
REVENUES:
     Royalties                                                      $1,240          $  731          $3,447          $2,141
     License fees                                                       88             155             148             412
     Product sales                                                     831             588           2,063           1,514
     Research and development                                          513             480           1,502           1,408
                                                                    ------          ------          ------          ------
        Total revenues                                               2,672           1,954           7,160           5,475
                                                                    ------          ------          ------          ------

OPERATING COSTS AND EXPENSES:
     Product                                                           344             319             912             905
     Research and development                                        1,184             955           3,244           2,781
     Sales and marketing                                               361             267           1,105             754
     General and administrative                                        453             394           1,180           1,013
                                                                    ------          ------          ------          ------
        Total operating costs and expenses                           2,342           1,935           6,441           5,453
                                                                    ------          ------          ------          ------

INCOME FROM OPERATIONS                                                 330              19             719              22

INTEREST INCOME, net                                                   248              54             399             155
                                                                    ------          ------          ------          ------

INCOME BEFORE PROVISION FOR INCOME TAXES                               578              73           1,118             177

PROVISION FOR INCOME TAXES                                              12            --                25              10
                                                                    ------          ------          ------          ------

NET INCOME                                                          $  566          $   73          $1,093          $  167
                                                                    ======          ======          ======          ======


NET INCOME PER SHARE:
     Basic                                                          $ 0.08          $ 0.01          $ 0.19          $ 0.03
     Diluted                                                        $ 0.07          $ 0.01          $ 0.17          $ 0.03


WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic weighted average common shares outstanding                7,218           4,864           5,897           4,848
     Dilutive effect of outstanding stock options                      646             508             543             485
                                                                    ------          ------          ------          ------
        Diluted weighted average common shares outstanding           7,864           5,372           6,440           5,333


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 SURMODICS, INC.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended June 30,
                                                                                 ---------------------------
                                                                                   1998               1997
                                                                                 --------           --------
OPERATING ACTIVITIES:
     Net income                                                                  $  1,093           $    167
     Adjustments to reconcile net income to net cash provided by operating activities-
            Depreciation and amortization                                             436                344
            Amortization of unearned compensation, net                                 94               (125)
            Change in deferred rent                                                   (12)                (1)
            Change in assets and liabilities:
                Accounts receivable                                                  (201)              (101)
                Inventories                                                           (40)                 3
                Accounts payable and accrued liabilities                              207                147
                Deferred revenues                                                    (180)              (286)
                Prepaids and other                                                   (141)              (108)
                                                                                 --------           --------
                   Net cash provided by operating activities                        1,256                 40
                                                                                 --------           --------

INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                        (597)              (145)
     Purchases of investments available for sale                                  (17,500)            (3,324)
     Sales of investments available for sale                                        2,569              1,832
     Other                                                                            (22)              (171)
                                                                                 --------           --------
                   Net cash used in investing activities                          (15,550)            (1,808)
                                                                                 --------           --------

FINANCING ACTIVITIES:
     Issuance of common stock, net of offering costs                               15,643                205
                                                                                 --------           --------

                   Net increase (decrease) in cash and cash equivalents             1,349             (1,563)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                              492              2,013
                                                                                 ========           ========
     End of period                                                               $  1,841           $    450
                                                                                 ========           ========




              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 SURMODICS, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) Basis of Presentation:

           In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management's best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The results of operations for the three months and nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(2) New Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company will adopt the provisions of SFAS No. 130 in fiscal 1999.

         The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes a new model for segment reporting, called the "management approach" and requires certain disclosures for each segment. The management approach is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. The Company will adopt the provisions of SFAS No. 131 in fiscal 1999.

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

Results of Operations

                    Three Months Ended June 30, 1998 and 1997

         Revenues. The Company's revenues were $2.7 million for the third quarter of fiscal 1998, an increase of $718,000, or 36.7%, over the same period of fiscal 1997. The revenue increase was primarily due to an increase in royalty revenue received from licensed customers of $509,000 or 69.7%. Within this total, royalties generated from PhotoLink(R) licenses increased 51.2% and royalties from diagnostic licensing increased 87.6%. In addition, the Company's product sales increased $243,000 or 41.4% between periods. The sales of reagent chemicals, the chemicals used by licensees in the PhotoLink coating process, increased 113.2%, while stabilization product sales increased 23.5%. These increases were due to additional customer demand for the Company's chemical products.

         Product costs. The Company's product costs were $344,000 for the third quarter of fiscal 1998, an increase of $25,000, or 7.8%, over the same period of fiscal 1997. Overall product margins increased to 58.6% in the third quarter of fiscal 1998 from 45.7% in the same period of fiscal 1997. These improvements were primarily due to the continued impact of a formulation change in certain of the stabilization products and production efficiencies achieved in manufacturing reagent chemicals due to increased volumes.

         Research and development expenses. Research and development expenses were $1,184,000 for the third quarter of fiscal 1998, an increase of $229,000, or 24.0%, over the same period of fiscal 1997. The change was primarily due to the added compensation, benefit, and general business expenses associated with additional technical personnel added by the Company over the last year; and increased depreciation expense associated with the build-out of some additional laboratory space.

         Sales and marketing expenses. Sales and marketing expenses were $361,000 for the third quarter of fiscal 1998, an increase of $94,000, or 35.2%, over the same period of fiscal 1997. This increase was primarily due to the additional compensation and travel expense associated with additional marketing personnel and higher spending for advertising and promotions.

         General  and  administrative   expenses.   General  and  administrative
expenses were $453,000 for the third quarter of fiscal 1998, an increase of $59,000, or 15.0%, over the same period of fiscal 1997. The increase was due to costs associated with a new directors and officers liability insurance policy and other general business expenses incurred as a result of the Company's overall business growth.

         Interest income, net. The Company's net interest income was $248,000 for the third quarter of fiscal 1998, an increase of $194,000, or 359.3%, over the same period of fiscal 1997 due to the increased interest income earned on investments due to the proceeds received from the public stock offering.

                    Nine Months Ended June 30, 1998 and 1997

         Revenues. The Company's revenues were $7.2 million for the first nine months of fiscal 1998, an increase of $1.7 million or 30.8%, over the same period of fiscal 1997. The revenue increases were primarily due to an increase in royalty revenue of $1.3 million or 61.0%; an increase in sales of the Company's stabilization products of $364,000 or 32.0%; an increase in sales of the Company's reagent chemicals of $187,000 or 49.7%; and an increase in customer-funded research and development revenue of $172,000 or 32.3% between periods. Royalties generated from PhotoLink licenses increased 44.0% and royalties from diagnostic licensing increased 77.6%. Much of the increase in sales of stabilization products was due to larger shipments to one customer. The increase in reagent chemicals is a result of additional coating activities by existing PhotoLink customers. The increase in customer-funded research and development was due to greater customer development activity, especially related to work on drug delivery from coatings. Offsetting these revenue increases was a reduction in license fees from $412,000 in the first nine months of fiscal 1997 to $148,000 in the same period of fiscal 1998. The fiscal 1997 results included the receipt of one large license fee with no similar transaction in fiscal 1998.

         Product costs. The Company's product costs were $912,000 for the first nine months of fiscal 1998, an increase of $7,000, or 0.8%, over the same period of fiscal 1997. Product margins increased to 55.8% in 1998 from 40.2% in 1997. These improvements were primarily due to the continued impact of a formulation change in certain of the stabilization products and production efficiencies achieved in manufacturing reagent chemicals due to increased volumes.

         Research and development expenses. Research and development expenses were $3.2 million for the first nine months of fiscal 1998, an increase of $463,000, or 16.6%, over the same period of fiscal 1997. The change was primarily due to the added compensation and benefit costs associated with additional technical personnel added by the Company over the last year and increased depreciation expense associated with the build-out of some additional laboratory space. These changes were offset by lower costs incurred on research studies performed by external laboratories.

         Sales and marketing expenses. Sales and marketing expenses were $1.1 million for the first nine months of fiscal 1998, an increase of $351,000, or 46.6%, over the same period of fiscal 1997. This increase was primarily due to the additional compensation and travel expenses of additional marketing personnel, a related increase in recruitment costs, and the costs associated with a market research study completed by an external consulting firm.

         General and administrative expenses. General and administrative expenses were $1.2 million for the first nine months of fiscal 1998, an increase of $167,000, or 16.5%, over the same period of fiscal 1997. The increase was primarily due to higher compensation, benefit, and general business costs as described above.

         Interest income, net. The Company's net interest income was $399,000 for the first nine months of fiscal 1998, an increase of $244,000, or 157.4%, over the same period of fiscal 1997 due to the increased interest income earned on investments due to the proceeds received from the public stock offering.

Year 2000 Compliance

         The Company has evaluated its information technology infrastructure for Year 2000 compliance and does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company or its suppliers or customers to be in compliance.

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

         As of June 30, 1998, the Company had working capital of approximately $2.9 million. For the last three fiscal years and for the first nine months of fiscal 1998, the Company has generated positive cash flow from operations.

         As of June 30, 1998, the Company had cash, cash equivalents and investments totaling approximately $20.1 million. The Company's funds are currently invested in money market funds and investment grade, interest-bearing securities with maturity dates of less than three years. As of June 30, 1998, the Company had no debt, nor did it have any credit agreements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

             None.

Item 2.  Changes in Securities and Use of Proceeds.

             (a) The following stock option exercises ocurred during the quarter ended June 30, 1998:

       Date                 Relationship             Shares        Option Price
       ----                 ------------             ------        ------------
   April 30, 1998         Former employee              320             $5.00
   May 1, 1998            Former employee            1,920             $5.00
   May 28, 1998           Former employee              400             $4.00
   June 8, 1998           Current employee             100             $5.00

           The Company relied on the exemption from registration available under section 3(b) of the Securities Act of 1933, as amended, and Rule 701 thereunder.

 (b) Use of Proceeds for the period ending June 30, 1998.
 (1)           Effective Date:                                  March 3, 1998
               SEC File Number:                                 333-43217
 (2)           Offering Date:                                   March 3, 1998
 (4)(i)        The offering has terminated;  all securities
                   registered were sold.
 (4)(ii)       Managing Underwriter:                      John G. Kinnard and
                                                          Company, Incorporated
 (4)(iii)      Title of Securities:                             Common Stock
 (4)(iv)       Amount Registered:                               2,300,000
               Aggregate Offering Price:                        $17,250,000
               Amount Sold:                                     2,300,000
               Aggregate Offering Price Sold:                   $17,250,000
 (4)(v)        Underwriting  Discount  and  Commissions         $ 1,293,750
               Other  Expenses $ 435,148 Total  Expenses        $ 1,728,898
               All the above  items  represented  direct or
                   indirect payments to others.
 (4)(vi)       Net Offering Proceeds                            $15,521,102
 (4)(vii)      Use of Net Offering Proceeds:
               Research and development                         $    74,184
               Sales and marketing                              $   166,460
               Equipment upgrades                               $   139,150
               Patent protection                                $        --
               Working capital and general corporate
                   purposes                                     $    84,449
               Money market funds                               $15,056,859
               All the above items represented direct or
                   indirect payments to others.

Item 3.  Defaults Upon Senior Securities.

             None.


Item 4.  Submission of Matters to a Vote of Security Holders.

             None.

Item 5.  Other Information.

             None.

Item 6.  Exhibits and Reports on Form 8-K.

             (a)   Exhibits -   27  Financial Data Schedule

             (b)   Reports on Form 8-K -  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SurModics, Inc.

August 13, 1998                                   By: /s/ Stephen C. Hathaway
                                                  Stephen C. Hathaway
                                                  Vice President & CFO
                                                  (Principal Financial Officer)



                                  Exhibit Index


Exhibit Number      Description

     27             Financial Data Schedule