Form 10KSB40
period 1998-09-30
SURMODICS INC
filed 1998-12-23
CIK 924717

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1998
                         Commission file number 0-23837

                                 SURMODICS, INC.
                 (Name of Small Business Issuer in its Charter)

Minnesota                                 41-1356149
(State or Other Jurisdiction of           (IRS Employer Identification Number)
Incorporation or Organization)

                              9924 West 74th Street
                          Eden Prairie, Minnesota 55344
               (Address of Principal Executive Offices; Zip Code)

          Issuer's telephone number Including Area Code: (612) 829-2700

           Securities registered Under Section 12(b) of the Act: None

       Securities registered Under Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  X   Yes  ____ No

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the fiscal year ended September 30, 1998 were $9,778,661.

The aggregate market value of the Issuer's Common Stock held by non-affiliates (persons other than officers, directors or holders of more than 5% of the outstanding stock) as of December 14, 1998, was approximately $65.6 million (based on the closing sale price of the Issuer's Common Stock on such date).

Shares of Common Stock outstanding on December 14, 1998:  7,242,325

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1998 are incorporated into Part II of this Form 10-KSB. Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes       No   X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         SurModics, Inc. ("SurModics" or the "Company") is a leading provider of surface modification solutions to the medical device industry. The Company's primary focus is the commercialization of its patented PhotoLink process through third-party licensing arrangements. PhotoLink is a versatile, easily applied, light-activated coating technology that modifies medical device surfaces by creating covalent bonds between those surfaces and a variety of chemical agents. Through the PhotoLink process, these chemical agents can impart many performance enhancing characteristics, such as lubricity, hemocompatibility, infection resistance and drug delivery, onto the surface of a medical device without materially changing the dimensions or physical properties of the device. The Company believes that medical device manufacturers who utilize the Company's technology are able to significantly improve the performance of their products and, in many cases, differentiate their products in a highly competitive marketplace.

         The Company focuses on providing high value-added surface modification solutions to a variety of medical device markets and product categories. Examples of products in the market or under development that incorporate the PhotoLink technology include interventional cardiology catheters, vascular stents, interventional neurology catheters, guide wires and shunts, cardiac rhythm management devices, and urological and gynecological devices. The surface properties created by the PhotoLink technology have greatly reduced treatment times in catheter-based vascular procedures and have shown the potential to enhance the long-term performance of implantable devices by improving infection resistance and promoting host cell attachment, growth and subsequent tissue integration. The Company believes further opportunities exist to commercialize its PhotoLink technology for other market applications, such as biomolecule immobilization for use in the emerging field of DNA-based diagnostics.

         The Company has commercialized its PhotoLink technology through licensing arrangements with medical device manufacturers which apply the PhotoLink coatings to their own products. The Company believes this approach allows it to focus its resources on further development of its technology and expansion of its licensing activities, while leveraging the established manufacturing, sales and marketing capabilities of its licensees. Revenues from these arrangements include initial license fees, minimum royalties and earned royalties based on a percentage of licensees' product sales. In addition to licensing its PhotoLink technology, the Company also licenses certain diagnostic technology to Abbott Laboratories for use with rapid point-of-care diagnostic tests, such as pregnancy and strep tests. The Company also manufactures and sells the chemical reagents used in the PhotoLink process, and offers a line of stabilization products used to extend the shelf-life of immunoassay diagnostic tests.

         The Company was organized as a Minnesota corporation in June 1979 and changed its name from BSI Corporation to SurModics, Inc. in June 1997.

Markets and Need for Surface Modification

         Recent trends in healthcare toward improved patient outcomes and reduced total costs have resulted in intense competition for the development of medical devices that demonstrate superior product performance, reduced procedure times, improved outcomes and overall cost effectiveness. Medical device manufacturers have attempted to address these competitive pressures by developing innovative medical devices manufactured from a wide variety of synthetic materials, including many new, expensive and exotic materials. In an effort to further differentiate their products through improved product performance, a growing number of medical device manufacturers are turning to the emerging field of surface modification technology. Surface modification technology enables device manufacturers to provide medical devices with desired surface characteristics including improved lubricity, hemocompatability and infection resistance, as well as the ability to deliver drugs and promote cell growth and tissue integration.

         Although it is an emerging field, surface modification technology has been used to improve medical devices in many different industry segments. The table below identifies several of these market segments and the surface properties the Company believes are desired by each segment.

      Market Segment Served               Desired Surface Property and
                                             Examples of Applications
Interventional cardiology        Lubricity:  catheters, guide wires
and vascular access              Hemocompatability: vascular stents, catheters,
                                   guide wires
                                 Therapeutic drug delivery and release: vascular
                                   stents, catheters
                                 Infection resistance: catheters, implantable
                                   ports
Cardiac rhythm management        Lubricity: pacemaker and defibrillator leads,
                                   electrophysiology devices
                                 Hemocompatability:  electrophysiology devices
Cardiothoracic surgery           Infection resistance:  heart valves
                                 Hemocompatability:  minimally invasive bypass
                                   devices, vascular grafts, ventricular assist
                                   devices
                                 Cell  growth  and tissue  integration:  heart
                                   valves, vascular grafts
Interventional neurology         Lubricity:  catheters, guide wires
and neurosurgery                 Infection resistance:  catheters, shunts
Urology and gynecology           Lubricity:  urinary catheters,  incontinence
                                   devices,  ureteral stents, fertility devices
                                 Infection resistance:  urinary catheters,
                                   incontinence devices, ureteral stents,
                                   fertility devices, penile implants
Orthopedics                      Cell growth and tissue integration:  bone
                                   regeneration

         In addition to the above-identified market segments, the Company believes that one of the next areas of growth for surface modification technology will be the diagnostic test market. Diagnostic tests utilizing biomolecules, such as DNA, can be used to screen for new drugs, to sequence unknown portions of the human genome, or to search for signs of viruses. The Company believes manufacturers of these diagnostic tests may benefit from surface modification technology to provide biomolecule immobilization and wettability properties.

The PhotoLink Solution

         PhotoLink is a versatile, easily applied, light-activated coating technology that modifies medical device surfaces by creating covalent bonds between those surfaces and a variety of chemical agents. The PhotoLink solution to surface modification involves the utilization of proprietary, light sensitive (photochemical) reagents. These reagents can consist of advanced polymers or active biomolecules having desired surface characteristics and an attached light-reactive chemical compound (photogroup). When the reagent is exposed to a direct light source, typically ultraviolet, a photochemical reaction creates a covalent bond between the photogroup and the surface of the medical device, thereby imparting the desired property to the surface. A covalent bond is a very strong chemical bond which results from the sharing of electrons between carbon molecules of the substrate and the applied coating.

         SurModics' proprietary PhotoLink reagents work on most polymer-based (e.g., plastic) substrates, biological substrates (latex rubber, cellulose, tissue and natural fibers), and metal and glass substrates. Metal and glass substrates generally require pretreating with polymers to make a carbon-molecule available for bonding prior to the application of the PhotoLink reagents. The reagents are easily applied to a clean material surface by dipping, spraying, roll coating, ink jetting or brushing. SurModics continues to develop proprietary photochemical reagents providing new product features while expanding the number and type of substrates on which the reagents can be applied.

         The Company believes that its proprietary PhotoLink process provides its licensees with a number of benefits.

o Flexibility. PhotoLink coatings can be applied to many different kinds of surfaces and can immobilize a variety of chemical, pharmaceutical and biological agents, which allows licensees to be innovative in the design of their products without significantly changing the dimensions or physical properties of the devise.

o Variety of Surface Properties. The PhotoLink process can be tailored to provide SurModics' licensees with the ability to improve the performance of their devices by choosing the specific coating properties desired for particular applications. The PhotoLink technology also provides the medical device manufacturer with the ability to combine multiple surface-enhancing characteristics on the same device.

o Ease of Use. The PhotoLink coating process is a relatively simple process that does not require expensive special equipment or the use of hazardous materials and does not subject the coated products to harsh chemical, pressure or temperature conditions. Further, PhotoLink coatings are compatible with all the generally accepted sterilization processes, so the surface attributes are not lost when the medical device is sterilized prior to usage.

         Surface Properties

         SurModics' PhotoLink process has been used by manufacturers of pacemaker leads, drug infusion catheters, laser and balloon angioplasty catheters, urinary drainage catheters, vascular closure devices, wound drains, guide wires, angiography catheters, ureteral stents and hydrocephalic shunts, among other devices. The PhotoLink process can be used to provide medical device manufacturers with the following surface properties to improve product performance:

o Lubricity. Low friction or lubricious coatings reduce the force and time required for insertion, navigation and removal of devices in vascular, neurological and urogenital applications. Lubricity also reduces tissue irritation and damage caused by products such as catheters, guide wires and endoscopy devices. Based on Company and licensee testing, when compared to uncoated surfaces, the PhotoLink process has reduced the friction on surfaces by as much as 85% to 95%, depending on the substrate being coated.

o Hemocompatibility. Hemocompatible coatings help reduce adverse reactions that may be created when a device is inserted into the body and comes in contact with blood. Heparin has been used for decades as an injectable drug to reduce blood clotting in patients. SurModics can immobilize heparin on the surface of blood-contacting medical devices thereby inhibiting blood clotting on the device surface, minimizing patient risk and enhancing the performance of the device. PhotoLink heparin coatings have been shown in Company and licensee testing to reduce blood clotting by greater than 90% compared to uncoated surfaces.

o Infection Resistance. Antimicrobial coatings are advantageous for most implantable medical devices where risk of infection is a concern. PhotoLink technology can apply passive coatings which significantly reduce bacterial adhesion to the device or active coatings incorporating antimicrobial agents which kill bacteria around the device. Testing by the Company has demonstrated that a PhotoLink coating can reduce the adherence of microorganisms to biomaterial surfaces by 97% to over 99% depending on the base material of the device. In addition, when compared to uncoated products, the PhotoLink process has been shown to increase the uptake of antimicrobial agents applied to the device just prior to implantation and prolong the release of these agents.

o Drug Delivery. PhotoLink technology can be used to create reservoirs to entrap drugs on the surface of medical devices. These drugs can then be released from the surface on a controlled basis by tailoring the polymers, by adjusting the extent of crosslinking, or by using a barrier coating to control diffusion. For example, SurModics has developed a PhotoLink coating that would allow a coronary stent manufacturer to incorporate a drug onto the stent directed at reducing the incidence of restenosis (the re-narrowing of the artery).

o Wettability. PhotoLink hydrophilic coatings have been shown in tests by the Company and its licensees to accelerate liquid flow rates on normally hydrophobic (water repelling) materials by 75%. Rapid point-of-care diagnostic tests, such as home monitoring or physician monitoring of glucose levels in diabetics, are currently done by pricking a patient's finger and carefully placing a drop of blood onto a polymer strip which is then inserted into a blood glucose reader. The Company believes that the time it takes for the blood to flow up the strip to provide the patient with a readout can be dramatically reduced and the consistency can be greatly improved with PhotoLink technology.

o Cell Growth, Tissue Integration and Other Tissue Engineering. Studies have shown that attachment of extracellular matrix proteins and peptides onto surfaces of implantable medical devices improves host cell attachment, growth and subsequent tissue integration. PhotoLink technology has been used to coat biomedical devices with photoreactive collagens and other proteins upon which cells normally grow within the body. Company studies have shown that biomedical devices (such as vascular grafts and ocular implants) coated with such proteins, have improved attachment, growth of cells and acceptance by surrounding tissues. In addition, the Company is also using its PhotoLink technology to produce three-dimensional scaffolds to promote bone regeneration.

o Biomolecule Immobilization. During a DNA gene analysis, typically hundreds of different probes need to be placed in a pattern on a surface, called a DNA array. These arrays can be used by the pharmaceutical industry to screen for new drugs, by genome mappers to sequence unknown portions of the human genome, or by diagnostic companies to search a patient sample for disease causing bacteria or viruses. However, DNA does not readily adhere to most surfaces that are important for DNA assays. The Company has demonstrated a versatile method for the immobilization of DNA on various surfaces.

Current Licensing Arrangements

         The Company has commercialized its PhotoLink technology through licensing arrangements with medical device manufacturers who apply the PhotoLink coatings to their own products in their own facility. The Company believes this approach allows it to focus its resources on further developing its technology and expanding its licensing activities, while leveraging the established manufacturing, sales and marketing capabilities of its licensees for the marketing of the specific medical device utilizing the PhotoLink technology. The Company's licensing agreements are designed to allow manufacturers to incorporate the PhotoLink process into their own manufacturing processes without the need to send product outside their facility.

         The licensing process begins with the medical device manufacturer specifying the surface characteristics it desires. Because each surface is unique, the Company routinely conducts a feasibility study at no charge to the customer to qualify each new potential product application. Once the feasibility has been proven, the customer typically funds further development by SurModics to optimize the coating formulation to meet the customer's technical needs. A license agreement is then executed granting the licensee the rights to use the technology. SurModics' technical personnel are then available to provide services in the transfer of the PhotoLink technology into the licensee's manufacturing process. Such services can include further coating optimization, process control and trouble shooting which are billable to the licensee. The Company also manufactures and sells the chemical reagents used by all licensees in the PhotoLink process, thus creating another source of revenue.

         The term of a license agreement is generally for a period of 15 years or the life of SurModics' patents, whichever is longer, although an agreement may be terminated for any reason upon prior written notice, typically required at least 90 days before termination. The worldwide license can be either exclusive or nonexclusive for a particular medical device, but over 75% of the Company's licensed applications are nonexclusive. SurModics requires the payment of a non-refundable license fee which has historically ranged from $25,000 to $750,000 and quarterly "earned" royalties of 2% to 6% on the sales of products incorporating SurModics' technology. The amount of license fees and the royalty rate are based on whether the arrangement is exclusive or nonexclusive, the perceived value of the PhotoLink application to the device and the size of the potential market. Certain nonrefundable license and research and development fees are recoverable by the licensees as offsets against a percentage of future earned royalties. Most of SurModics' agreements also incorporate a minimum royalty to be paid by the licensee while the medical devices are developed, tested and commercialized. In most cases, payment of these minimum royalties will not commence until several months after the execution of an agreement for a particular application.

Other Products

         Stabilization Products

         Although the primary focus of the Company is the development and marketing of its PhotoLink technology, the Company also develops and markets stabilization products for use by manufacturers of immunoassay diagnostic tests. SurModics' StabilCoat and StabilZyme Stabilizers are designed to maintain the activity of biological components of the immunoassays, resulting in a longer shelf-life. These products offer SurModics' customers the benefit of product differentiation and improvement while providing the ultimate end users the benefit of a faster test with fewer steps and fewer errors. In fiscal 1998, SurModics generated $2.0 million of revenue from its stabilization products.

         Diagnostic Formats

         The Company also licenses a format for in vitro diagnostic tests developed during the early years of the Company. This format has found broad application in the expanding area of rapid point-of-care diagnostic testing, such as pregnancy and strep tests, and generated $2.6 million of royalty revenue for the Company in fiscal 1998 pursuant to a license agreement with Abbott Laboratories. Although this revenue is expected to grow in the future with the increased sales of licensed products, limited additional SurModics-funded research and development is being undertaken in this area.

         Industrial Applications

         While it is not the Company's primary focus, the Company occasionally pursues industrial applications for its PhotoLink technology. The Company only pursues those applications that are perceived to be high value applications in a market that is not considered to be price sensitive. To date, revenue associated with industrial applications has been immaterial and is not expected to be significant in the foreseeable future.

Research and Development

         SurModics' research and development department supports the sales and marketing staff in performing feasibility studies, providing technical assistance to potential licensees, optimizing the coating methodologies for specific licensee applications, assisting in training licensees and integrating the Company's technology and know-how into licensee manufacturing processes. In addition, the research and development department works to enhance and expand the PhotoLink technology through the development of new reagents and new applications.

         As medical devices become more sophisticated and complex, the Company believes the need for optimized surface properties will grow. The Company intends to continue its development efforts to expand its PhotoLink technology to provide additional optimized surface properties to meet these needs. The Company's technical strategy is to target selected coating characteristics for further development, in order to facilitate and shorten the license cycle. The Company has begun to perform research into applications for future products both on its own and in conjunction with some of its licensees. Some of the research and development projects currently being worked on include coatings designed to improve the characteristics of long-term implants, site-specific drug release, orthopedic repair materials and devices, long-term blood compatibility and DNA immobilization methods. In addition to expanding the number of medical applications that may use PhotoLink technology, the Company intends to broaden the spectrum of surfaces on which reagents can be applied, improve the coating process for metals and glass, develop a process for coating the interior diameter of medical devices, expand the portfolio of PhotoLink reagents, and develop additional proprietary products in which PhotoLink reagents serve as the end product.

         The technical staff of the Company consists of 59 employees, including ten with Ph.D. degrees, seven with Masters degrees and 36 with Bachelor degrees, with expertise in chemistry, biomedical engineering, biology, microbiology, cell biology and biochemistry. The technical staff is organized into five areas of specialization: hydrophilicity, microbiology, hemocompatibility, biochemistry and tissue engineering. In addition, a chemistry group supports the synthesis of new reagents needed by the other five groups.

         In fiscal 1997 and 1998, the Company's research and development expenses were $3.6 million and $4.5 million, respectively. The Company's research and development efforts are often funded by commercial licensees and government agencies. Such research and development revenues were $2.0 million in both years.

         Since its founding, the Company has actively participated in the federal government's Small Business Innovative Research ("SBIR") program to fund development efforts. Since 1979, 140 research contracts resulting in revenues of over $24.0 million have been awarded to SurModics, primarily under the SBIR program. Grant proposals are generally directed toward the commercial strategies of the Company. The Company retains commercial rights to discoveries and technologies resulting from the research and development efforts funded by these grants. Where possible, licensees' products or substrates are used when performing research under the grant; thus the results are often directly applicable to SurModics' licensees. Grant funding has also allowed SurModics to maintain a larger and more technologically diverse employee base than would otherwise be possible.

Patents and Proprietary Rights

         The Company has taken steps intended to protect certain PhotoLink related inventions through a series of patents covering a variety of coating reagents and formulations, as well as particular medical device applications, based on or employing the Company's proprietary photoreactive chemistry. The patents related to the PhotoLink technology include 16 issued U.S. patents, ten pending U.S. patent applications, ten issued foreign patents, and 40 pending foreign patent applications. The Company generally files international patent applications in parallel with its U.S. applications. The Company generally files national or regional applications in Australia, Canada, Europe, Japan, and Mexico. In addition to the patents related to the PhotoLink technology, SurModics has five issued U.S. patents, two pending U.S. patent applications, 13 issued foreign patents and ten pending foreign patent applications related to its diagnostic technology. There can be no assurance that any of the pending patent applications will be allowed.

         The Company also relies heavily upon trade secrets and unpatented proprietary technology. The Company seeks to maintain the confidentiality of such information by requiring employees, consultants and other parties to sign confidentiality agreements and by limiting access by parties outside the Company to such information. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of this information or that others will not be able to independently develop such information. Additionally, there can be no assurance that any agreements regarding confidentiality and non-disclosure will not be breached, or, in the event of any breach, that adequate remedies would be available to the Company.

Marketing and Sales

         The Company markets its PhotoLink technology throughout the world using a direct sales force consisting of four licensing managers who focus on specific markets such as cardiology devices, diagnostic products and urology products. This specialization fosters an in-depth knowledge of the issues faced by SurModics' licensees within these markets such as technology changes, biomaterial changes and the regulatory environment.

         Because the sales cycle can take several months from feasibility demonstration to the execution of a license agreement, the Company focuses its sales efforts on potential licensees with established market positions rather than those with only development stage products which may never come to market. Generally, the PhotoLink technology is licensed to medical device manufacturers for use on specific products. This strategy enables the Company to license the PhotoLink technology to multiple licensees in the same market. SurModics also targets selling new applications to existing licensees. The Company believes the sales cycle is much faster in these situations because the licensee is already familiar with the technology and the general terms of the license have already been negotiated.

         As part of its marketing strategy, the Company publishes technical literature on each surface capability of the PhotoLink technology (i.e., lubricity, hemocompatibility, etc.). In addition, the Company participates at major trade shows and technical meetings, advertises in trade journals and through its website, and conducts direct mailings to appropriate target markets.

         The Company also offers ongoing customer service and technical support throughout a licensee's relationship with SurModics. This service and support includes a coating feasibility study at no charge to the licensee as well as services in connection with the transfer of the technology to the licensee, which can include billable services such as further coating optimization, process control and trouble shooting. SurModics also generally assists the licensee at no charge with FDA submissions for coated product approval.

Competition

         Competition in the medical device industry has resulted in an increase in competition in the surface modification market. The Company's PhotoLink technology competes with technologies developed by Carmeda (a division of Norsk Hydro, Inc.), Specialty Coatings Systems, Spire Corporation and STS Biopolymers Inc., among others. In addition, many medical device manufacturers have developed or are engaged in efforts to develop surface modification technologies for use on their own products. Most competitors marketing surface modification to the outside marketplace are divisions of organizations with businesses in addition to surface modification. Overall, the Company believes the worldwide market is very fragmented with no competitor marketing to third parties having more than a 10% market share. Many of the Company's existing and potential competitors (including medical device manufacturers pursuing coating solutions through their own research and development efforts) have substantially greater financial, technical and marketing resources than the Company.

         SurModics attempts to differentiate itself from its competition by providing what it believes is a high value-added solution to surface modification. The Company believes that the primary factors customers consider in choosing a particular surface modification technology are performance, ease of manufacturing, ability to produce multiple properties from a single process, compliance with manufacturing regulations, customer service and pricing. The Company believes that its PhotoLink process competes favorably with respect to these factors, enabling it to charge a premium price. The Company believes that the cost and time required to obtain the necessary regulatory approvals significantly reduces the likelihood of a manufacturer changing the coating process it uses once a device has been approved for marketing.

         Because a significant portion of the Company's revenue is dependent on the receipt of royalties based on sales of medical devices incorporating PhotoLink coatings, the Company is also affected by competition within the markets for such devices. The Company believes that the intense competition within the medical device markets creates opportunities for the Company's coating technology as medical device manufacturers seek to differentiate their products through new enhancements or to remain competitive with enhancements offered by other manufacturers. Because the Company seeks to license its technology on a non-exclusive basis, the Company may further benefit from competition within the medical device markets by offering its PhotoLink technology to multiple competing manufacturers of a device. However, competition in the medical device markets could also have an adverse effect on the Company. While the Company seeks to license its products to established manufacturers, in certain cases the Company's licensees may compete directly with larger, dominant manufacturers with extensive product lines and greater sales, marketing and distribution capabilities. The Company also is unable to control other factors that may impact commercialization of PhotoLink-coated devices, such as the marketing and sales efforts of its licensees or competitive pricing pressures within the particular device market. There can be no assurance that products coated with the PhotoLink technology will be successfully commercialized by the Company's licensees or that such licensees will otherwise be able to effectively compete.

         The primary competition for SurModics' stabilization products is its customers' internally developed formulations. The consolidation of the diagnostic industry increases the availability of internally developed stabilizers to the market. There are several direct competitors that have recently emerged, of which Pierce Medical Products, Inc. and Medix, Inc. are the two largest. The Company believes that quick market penetration is the best strategy for addressing these threats. As in the coating market, the Company also believes that once its stabilization products are accepted in an FDA-approved diagnostic test, the likelihood of change is reduced because of the cost and time required to qualify a new component. SurModics' marketing strategy for its stabilization products is to develop a strong market presence by offering superior product performance and technical service.

Manufacturing

         In accordance with its licensing strategy, the Company does not perform the actual coating of its licensees' medical devices, nor does it manufacture any of these devices. The Company has, however, adopted a strategy of developing and manufacturing the reagents itself, allowing it to maintain the quality of the reagents and their proprietary nature, while providing an additional source of revenue. PhotoLink reagents are specialty photoreactive chemicals that are prepared using a proprietary formula in small batch processes (as contrasted with commodity chemicals prepared by large continuous methods). Generally, all PhotoLink reagents share a similar production process: a water soluble polymer is synthesized in a glass reactor; reactive photochemical groups are attached to the polymer; the solution is purified and freeze-dried, thus removing the water and creating a solid; and the PhotoLink reagents are packaged in standard quantities in light- and moisture-proof packaging. The reagents are sold dry, requiring the licensee, in most cases, to simply add water or a water and isopropyl alcohol mix before application. The Company has developed proprietary testing and quality assurance standards for manufacturing the reagents and does not disclose the reagent formulas or manufacturing methods. Although licensees may purchase the requisite chemical reagents from any source, all have elected to purchase them from the Company.

         The Company also manufactures its stabilization products. These products are a group of sterile-filtered liquids that generally share a three-step production process. A standard recipe of chemicals is mixed in high purity water, these liquids are sterile-filtered into specific container sizes under aseptic conditions, and the resultant finished goods are packaged and labeled.

         The Company maintains multiple sources of supply for the key raw materials used to manufacture reagents and stabilization products. The Company does, however, purchase some raw materials from single sources, but it believes that additional sources of supply are readily available.

         Although not required to follow Good Manufacturing Practice quality procedures, SurModics does follow such procedures in part to respond to requests of licensees to establish compliance with their criteria. The Company has not yet sought ISO 9001 certification but may do so in the future.

Government Regulation

         Although PhotoLink technology itself is not directly regulated by the FDA, the medical devices incorporating this technology are subject to FDA regulation. The burden of demonstrating safety and efficacy of such medical devices, the ultimate criteria applied by the FDA, rests with the Company's licensees (the medical device manufacturers). Medical products incorporating the PhotoLink technology may generally be marketed only after 510(k) or PMA applications have been submitted and approved by the FDA, which process can take anywhere from six months for a 510(k) application, to two or three years for a PMA application. These applications are prepared by the manufacturer and contain results of extensive laboratory toxicity, mutagenicity and clinical evaluations on animals and humans conducted by the manufacturer.

         The Company maintains confidential Device Master Files at the FDA regarding the nature, chemical structure and biocompatibility of the PhotoLink reagents. Although the Company's licensees do not have access to these files, the licensees may, with the permission of the Company, reference these files in any medical device submission to the FDA. This process allows the FDA to understand in confidence the details of the PhotoLink technology without the Company having to share this highly confidential information with its licensees.

         Recent U.S. legislation allows device manufacturers, prior to obtaining FDA approval to market a medical device in the U.S., to manufacture such medical device in the U.S. and export it for sale in international markets, which could allow SurModics to realize earned royalties sooner. However, sales of medical devices outside the U.S. are subject to international requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required by the FDA.

Employees

         As of December 1, 1998, SurModics had 93 full-time and 5 part-time employees of whom 58 were engaged in development or manufacturing positions, with the remainder in marketing, quality or administrative positions. Of SurModics' employees, 9 hold Ph.D. degrees and 14 hold Masters degrees. The Company is not a party to any collective bargaining agreements and believes that its employee relations are good.

         Management believes that the future success of the Company will depend in part on its ability to attract and retain qualified technical, management and marketing personnel. Such experienced personnel are in high demand, and the Company must compete for their services with other firms which may be able to offer more favorable benefits.


ITEM 2.  DESCRIPTION OF PROPERTY

         SurModics leases approximately 35,000 square feet of office/warehouse space in Eden Prairie, Minnesota under a lease that expires at the end of calendar year 1999. SurModics has an option to extend this lease through the end of 2001. The lease commitment for fiscal 1998 is approximately $210,000. Of the total leased space, approximately 15,000 square feet is office space, 13,000 square feet is laboratory space and 7,000 square feet is manufacturing space. Approximately 6,000 square feet of the manufacturing space is a HEPA-filtered, highly controlled environment, but not certified as a "clean room" under FDA standards. The Company believes that projected capacity of the manufacturing area is adequate to service the needs of its licensees for the foreseeable future.


ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to nor is any of its property subject to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)        Use of Proceeds for the period ending September 30, 1998.

   (1)        Effective Date:                                     March 3, 1998
              SEC File Number:                                    333-43217
   (2)        Offering Date:                                      March 3, 1998
   (4)(i)     The offering has terminated; all securities registered were sold.
   (4)(ii)    Managing Underwriter:                 John G. Kinnard and Company,
                                                        Incorporated
   (4)(iii)   Title of Securities:                                Common Stock
   (4)(iv)    Amount Registered:                                  2,300,000
              Aggregate Offering Price:                           $17,250,000
              Amount Sold:                                        2,300,000
              Aggregate Offering Price Sold:                      $17,250,000
   (4)(v)     Underwriting Discounts and Commissions              $ 1,293,750
              Other Expenses, $435,148; Total  Expenses           $ 1,728,898
   All the above items represented direct or indirect payments to others.
   (4)(vi)    Net Offering Proceeds                               $15,521,102
   (4)(vii)   Use of Net Offering Proceeds:
              Research and development                            $     151,077
              Sales and marketing                                 $     238,204
              Equipment upgrades                                  $     391,992
              Patent protection                                   $           0
              Working capital and general corporate
                     purposes                                     $     268,131
              Money market funds                                  $14,471,698
   All the above items represented direct or indirect payments to others.

         (b) The information required by Item 5 relating to the Company's Common Stock and other shareholder matters is incorporated herein by reference to the section entitled "Stock Listing and Price History" which appears in the Company's 1998 Annual Report to Shareholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS

         The balance sheets as of September 30, 1998 and 1997 and the statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998 together with the Report of Independent Public Accountants contained on pages 13 through 22 of the Company's Annual Report to Shareholders for the year ended September 30, 1998 are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, ages and positions of the Company's executive officers are as follows:

Name                           Age                            Position
----                           ---                            --------
Dale R. Olseth ..............   68    Chairman and Chief Executive Officer
James C. Powell .............   49    President and Chief Operating Officer
Stephen C. Hathaway .........   43    Vice President and Chief Financial Officer
Patrick E. Guire, Ph.D. .....   62    Senior Vice President of Research and
                                          Chief Scientific Officer
Andrew B. Summerville .......   53    Vice President of Sales and Marketing
Walter H. Diers, Jr. ........   47    Vice President of Corporate Development
Marie J. Versen .............   37    Vice President of Quality Management and
                                          Regulatory Compliance

         Dale R. Olseth joined the Company in 1986 as its President, Chief Executive Officer and a director of the Company and has served as Chairman of the Board since 1988. Mr. Olseth also serves on the Board of Directors of The Toro Company and Graco, Inc. He served as Chairman or President and Chief Executive Officer of Medtronic, Inc. from 1976 to 1986. From 1971 to 1976, Mr. Olseth served as President and Chief Executive Officer of Tonka Corporation. Mr. Olseth received a B.B.A. degree from the University of Minnesota in 1952 and an M.B.A. degree from Dartmouth College in 1956.

         James C. Powell joined the Company in 1987. He became Vice President of Technical Operations in 1992 and was elected President and Chief Operating Officer in 1998. He was employed at Precision-Cosmet Company, Inc., a manufacturer of contact and intraocular lenses, from 1978 until he joined SurModics. Mr. Powell received a B.S. degree in wood sciences from Texas A&M University in 1972 and an M.S. degree in polymer science in 1975 from the University of Washington.

         Stephen C. Hathaway joined the Company as its Vice President and Chief Financial Officer in September 1996. Prior to joining SurModics, he served as Director of Finance for Ceridian Employer Services, Ceridian Corporation from 1995 to 1996. Prior to that, Mr. Hathaway was Vice President - Finance & Operations for Wilson Learning Corporation from 1988 to 1995. He also spent ten years with Arthur Andersen LLP. Mr. Hathaway received a B.S. degree in accounting in 1977 from Miami University and became a Certified Public Accountant in 1980.

         Patrick E. Guire, Ph.D. is a co-founder of the Company and has served as Senior Vice President of Research and Chief Scientific Officer and a director since 1980. Dr. Guire is responsible for the research affairs of the Company. Prior to founding SurModics, Dr. Guire was employed by Kallestad Laboratories, Inc. as a senior scientist from 1978 to 1979 and was a researcher at the Midwest Research Institute, Inc. in Kansas City, Missouri from 1972 to 1978. He received a B.S. degree in Chemistry from the University of Arkansas, Fayetteville in 1958 and a Ph.D. in biochemistry from the University of Illinois in 1963.

         Andrew B. Summerville joined the Company in 1994, and in 1995 became its Vice President of Marketing. He held various sales and marketing positions with Graco, Inc. from 1986 until joining SurModics. Prior to that, Mr. Summerville held similar positions with 3M Company. Mr. Summerville received a B.A. degree in applied science and a B.S. degree in material science from Lehigh University in 1968 and an M.B.A. degree from Dartmouth College in 1970.

         Walter H. Diers, Jr. joined the Company in 1988 and currently serves as Vice President of Corporate Development. He served as a consultant to several small, high technology companies from 1984 until he joined SurModics. Prior to that, he was the Controller of the Laserdyne division of Data Card Corporation. Mr. Diers received a B.S. degree in economics and a B.S. degree in business in 1977 and an M.B.A. degree in finance in 1979 from the University of Minnesota.

         Marie J. Versen joined the Company in 1987, and in 1996 became its Vice President of Quality Management and Regulatory Compliance. She was previously employed at Precision-Cosmet Company, Inc. from 1983 to 1986. Ms. Versen received a B.S. degree in chemical engineering from the University of Minnesota in 1983.

         The executive officers of the Company are elected by and serve at the discretion of the Board of Directors.

         The information required by Item 9 relating to directors and compliance with Section 16(a) is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section entitled "Executive Compensation" which appears in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the section entitled "Shareholdings of Principal Shareholders and Management" which appears in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. See "Exhibit Index" on the page following signatures.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SURMODICS, INC.
                                        ("Registrant")


Dated:  December 22, 1998              By: /s/ Dale R. Olseth
                                            Dale R. Olseth
                                            Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.

                               (Power of Attorney)

         Each person whose signature appears below constitutes and appoints DALE
R. OLSETH and STEPHEN C. HATHAWAY as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

     Signature                   Title                                  Date

                                Chairman, Chief Executive Officer     December 22, 1998
/s/ Dale R. Olseth              and Director (Chief Executive
Dale R. Olseth                  Officer)

                                Vice President and Chief Financial    December 22, 1998
/s/ Stephen C. Hathaway         Officer
Stephen C. Hathaway             (Chief Financial and Accounting
                                Officer)

/s/ Donald S. Fredrickson       Director                              December 22, 1998
Donald S. Fredrickson, M.D.

/s/ James J. Grierson           Director                              December 23, 1998
James J. Grierson

/s/ Patrick E. Guire            Director                              December 22, 1998
Patrick E. Guire

/s/ Kenneth H. Keller           Director                              December 23, 1998
Kenneth H. Keller

/s/ David A. Koch               Director                              December 22, 1998
David A. Koch

/s/ Kendrick B. Melrose         Director                              December 22, 1998
Kendrick B. Melrose


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-KSB

                  For the Fiscal Year Ended September 30, 1998

                                 SURMODICS, INC.


Exhibit


3.1 Restated Articles of Incorporation, as amended--incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, SEC. File No. 0-23837

3.2 Restated Bylaws--incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on form SB-2, Reg. No. 333-43217

10.1 Lease Agreement, dated November 18, 1991, relating to manufacturing and office space located at 9924 West 74th Street, Eden Prairie, Minnesota--incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on form SB-2, Reg. No. 333-43217

10.2* Company's Incentive 1987 Stock Option Plan, including specimen of Incentive Stock Option Agreement--incorporated by reference to Exhibit
         10.2 to the Company's Registration Statement on form SB-2, Reg. No. 333-43217

10.3* Company's Incentive 1997 Stock Option Plan, including specimen of Incentive Stock Option Agreement--incorporated by reference to Exhibit
         10.3 to the Company's Registration Statement on form SB-2, Reg. No. 333-43217

10.4*    Form of Restricted Stock Agreement--incorporated by reference to
         Exhibit 10.4 to the Company's Registration Statement on form SB-2, Reg. No. 333-43217

10.5* Form of Non-qualified Stock Option Agreement--incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on form SB-2, Reg. No. 333-43217

10.6 Form of License Agreement--incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on form SB-2, Reg. No. 333-43217

10.7 License Agreement with Abbott Laboratories dated November 20, 1990, as amended--incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on form SB-2, Reg. No. 333-43217

10.8 Form of Promissory Note from Walter H. Diers Jr. and James C. Powell--incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on form SB-2, Reg. No. 333-43217

13 Portions of Annual Report to Shareholders for the fiscal year ended September 30, 1998 incorporated by reference in this Form 10-KSB

23       Consent of Arthur Andersen LLP

24       Power of Attorney (included on signature page of this Form 10-KSB).

27       Financial Data Schedule
----------------
*Management contract or compensatory plan or arrangement