Form 10QSB
period 1998-12-31
SURMODICS INC
filed 1999-02-12
CIK 924717

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1998

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

         As of January 31, 1999, there were 7,245,305 shares of Common Stock outstanding.

      Traditional Small Business Disclosure Format (check one):  Yes     No   X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 SURMODICS, INC.
                            Condensed Balance Sheets
                        (In thousands, except share data)

                                                                           December 31,          September 30,
                                                                               1998                   1998
                                                                         ------------------     -----------------
                                 ASSETS                                     (Unaudited)

CURRENT ASSETS:
     Cash & cash equivalents                                                        $1,019                $1,344
     Short-term investments                                                          3,934                 3,526
     Accounts receivable, net                                                          946                 1,057
     Inventories                                                                       431                   380
     Prepaids and other                                                                354                   255
                                                                         ------------------     -----------------
               Total current assets                                                  6,684                 6,562
                                                                         ------------------     -----------------

PROPERTY AND EQUIPMENT, net                                                          1,430                 1,240
LONG-TERM INVESTMENTS                                                               16,061                16,249
OTHER ASSETS, net                                                                      540                   254
                                                                         ------------------     -----------------

                                                                                   $24,715               $24,305
                                                                         ==================     =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                 $134                  $305
     Accrued liabilities                                                               629                   950
     Deferred revenues                                                                 228                   228
                                                                         ------------------     -----------------
               Total current liabilities                                               991                 1,483

DEFERRED REVENUES AND OTHER, less current portion                                       87                   124
                                                                         ------------------     -----------------

               Total liabilities                                                     1,078                 1,607
                                                                         ------------------     -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock-
          $.05 par value, 15,000,000 shares authorized;
          7,245,305 and 7,214,085 shares issued and outstanding                        362                   361
     Additional paid-in capital                                                     29,064                28,934
     Unearned compensation                                                            (155)                 (170)
     Stock purchase notes receivable                                                  (118)                 (182)
     Accumulated other comprehensive income                                             82                   278
     Accumulated deficit                                                            (5,598)               (6,523)
                                                                         ------------------     -----------------
               Total stockholders' equity                                           23,637                22,698
                                                                         ------------------     -----------------

                                                                                   $24,715               $24,305
                                                                         ==================     =================

The accompanying notes are an integral part of these condensed balance sheets.

                                 SURMODICS, INC.
             Condensed Statements of Income and Comprehensive Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                                   ------------------------------
                                                                                       1998             1997
                                                                                   --------------   -------------
REVENUES:
     Royalties                                                                            $1,306            $942
     License fees                                                                            265              --
     Product sales                                                                           630             497
     Research and development                                                                438             470
                                                                                   --------------   -------------
         Total revenues                                                                    2,639           1,909
                                                                                   --------------   -------------

OPERATING COSTS AND EXPENSES:
     Product                                                                                 283             250
     Research and development                                                              1,165             958
     Sales and marketing                                                                     398             303
     General and administrative                                                              528             297
                                                                                   --------------   -------------
         Total operating costs and expenses                                                2,374           1,808
                                                                                   --------------   -------------

INCOME FROM OPERATIONS                                                                       265             101
                                                                                   --------------   -------------

OTHER INCOME:
     Interest income, net                                                                    269              50
     Gain on sale of investments                                                              99              --
                                                                                   --------------   -------------
         Other income, net                                                                   368              50
                                                                                   --------------   -------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                     633             151

INCOME TAX BENEFIT (Note 3)                                                                  292              --
                                                                                   --------------   -------------

NET INCOME                                                                                   925             151
                                                                                   --------------   -------------

OTHER COMPREHENSIVE INCOME (LOSS), net of tax
     Unrealized losses on securities:
         Unrealized holding losses arising during the period                                (196)             --
         Less: reclassification adjustment for gains included in net income                   99              --
                                                                                   --------------   -------------
            Other comprehensive income (loss)                                                (97)             --
                                                                                   --------------   -------------

COMPREHENSIVE INCOME                                                                        $828            $151
                                                                                   ==============   =============

NET INCOME PER SHARE:
     Basic                                                                                 $0.13           $0.03
     Diluted                                                                               $0.12           $0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic weighted average common shares outstanding                                      7,230           4,904
     Dilutive effect of outstanding stock options                                            602             509
                                                                                   --------------   -------------
         Diluted weighted average common shares outstanding                                7,832           5,413

         The accompanying notes are an integral part of these condensed financial statements.


                                 SURMODICS, INC.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                                   -----------------------------
                                                                                       1998            1997
                                                                                   -------------   -------------
OPERATING ACTIVITIES:
     Net income                                                                            $925            $151
     Adjustments to reconcile net income to net cash provided by operating activities-
            Depreciation and amortization                                                   176             116
            Amortization of unearned compensation, net                                       15              15
            Deferred rent                                                                    (6)             (4)
            Deferred taxes                                                                 (292)              -
            Change in assets and liabilities:
                Accounts receivable                                                         111             210
                Inventories                                                                 (51)              5
                Prepaids and other                                                          (99)            (93)
                Accounts payable and accrued liabilities                                   (492)           (204)
                Deferred revenues                                                           (31)            (67)
                                                                                   -------------   -------------
                    Net cash provided by operating activities                               256             129
                                                                                   -------------   -------------

INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                              (361)           (301)
     Purchases of investments available for sale                                         (8,972)              -
     Sales of investments available for sale                                              8,556             250
     Collections on stock purchase notes receivable                                          65               -
     Other                                                                                    -              (3)
                                                                                   -------------   -------------
                    Net cash used in investing activities                                  (712)            (54)
                                                                                   -------------   -------------

FINANCING ACTIVITIES:
     Issuance of common stock                                                               131               -
                                                                                   -------------   -------------

                    Net increase (decrease) in cash and cash equivalents                   (325)             75

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                  1,344             491
                                                                                   =============   =============
     End of period                                                                       $1,019            $566
                                                                                   =============   =============




         The accompanying notes are an integral part of these condensed financial statements.

                                 SURMODICS, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) Basis of Presentation:

         In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management's best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

         According to the rules and regulations of the Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. Read together with the disclosures below, management believes the interim financial statements are presented fairly. However, these unaudited condensed financial statements should be read together with the financial statements for the year ended September 30, 1998 and footnotes thereto included in the Company's 10-KSB as filed with the Securities and Exchange Commission.

(2) New Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes a new model for segment reporting, called the "management approach" and requires certain disclosures for each segment. The management approach is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. The Company will adopt the provisions of SFAS No. 131 in the fourth quarter of fiscal 1999 by providing additional footnote disclosures.

(3) Income Taxes

         Current accounting standards require that future tax benefits, such as net operating loss carryforwards ("NOLs"), be recognized to the extent that realization of such benefits is more likely than not. Through September 30, 1998, management had established a valuation allowance of $2.6 million to offset tax benefits that did not meet the more likely than not criteria.

         Based upon recent operating performance and other considerations, management concluded during the quarter ended December 31, 1998, that the Company will generate sufficient future taxable income to realize the deferred tax asset prior to the expiration of any NOLs. Therefore, the realization of the $2.6 million net deferred tax asset is more likely than not. As a result, during the quarter, net income included the reversal of income tax valuation reserves of approximately $525,000 reducing the Company's tax provision at statutory rates to a net credit of $292,000 based upon the Company's estimated tax benefit rate for the full fiscal year.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

         SurModics is a leading provider of surface modification solutions to medical device manufacturers. The Company's revenues are derived from four primary sources: fees from licensing its patented technology to customers; royalties received from licensees; the sale of photoreactive chemical compounds to licensees and stabilization products to the diagnostics industry; and research and development fees generated on projects for commercial customers and pursuant to government grants. In March 1998, the Company completed an initial public offering ("IPO") of 2.3 million shares of Common Stock which generated proceeds of approximately $15.5 million, net of related offering costs.

Results of Operations

                  Three Months Ended December 31, 1998 and 1997

         Revenues. The Company's revenues were $2.6 million for the first quarter of fiscal 1999, an increase of $730,000, or 38.2%, over the same period of fiscal 1998. The revenue components were as follows:


                                                           1998        1997     $ Increase   % Increase
                                                           ----        ----      (Decrease)   (Decrease)
                                                                                ----------   ----------
       Royalties:
           Diagnostic                                      $611        $522           $89       17.0%
           PhotoLink(R)                                     695         420           275       65.4%
                                                            ---         ---           ---
              Total royalties                             1,306         942           364       38.6%
       License fees                                         265           -           265        N/A
       Product sales:
           Reagents                                         245         107           138       129.0%
           Stabilization                                    385         389           (4)       (1.0%)
                                                            ---         ---           ---
              Total product sales                           630         496           134       27.0%
       Research and development:
           Commercial                                       209         246          (37)      (15.0%)
           Government                                       229         225             4        1.8%
                                                            ---         ---             -
              Total research and development                438         471          (33)       (7.0%)
                                                            ---         ---          ----
       Total revenues                                    $2,639      $1,909          $730       38.2%

         The first quarter revenue growth was primarily due to an 82.9% increase in PhotoLink-related revenue. This included a 65.4% increase in PhotoLink royalties and a 129.0% increase in the sales of reagent chemicals (those chemicals used by licensees in the PhotoLink coating process). The growth in PhotoLink royalties was due to increases in the minimum royalty payments from certain clients, the introduction of additional licensed products by the Company's clients, and increased earned royalties from greater market penetration of coated products sold by licensees. The increase in reagent chemical sales was due to growing production of PhotoLink-coated devices by SurModics' clients. In addition, PhotoLink license fee revenue totaled $265,000 during the first quarter of fiscal 1999, which included the completion of three new license agreements.

         Product costs. The Company's product costs were $283,000 for the first quarter of fiscal 1999, an increase of $33,000, or 13.2%, over the same period of fiscal 1998. Overall product margins increased to 55.1% in the first quarter of fiscal 1999 from 49.7% in the same period of fiscal 1998. The margin improvement was primarily due to production efficiencies achieved in manufacturing reagent chemicals due to increased volumes.

         Research and development expenses. Research and development expenses were $1,165,000 for the first quarter of fiscal 1999, an increase of $203,000, or 21.1%, over the same period of fiscal 1998. The change was primarily due to the added compensation and benefits, travel, laboratory supplies and general business expenses associated with additional technical personnel added by the Company over the last year; increased patent fees associated with the filing and maintaining of the patent portfolio, especially international patents; and increased depreciation expense associated with the build-out of additional laboratory space.

         Sales and marketing expenses. Sales and marketing expenses were $398,000 for the first quarter of fiscal 1999, an increase of $95,000, or 31.5%, over the same period of fiscal 1998. This increase was primarily due to the additional compensation and benefit expenses associated with additional marketing personnel and higher spending for advertising and promotions.

         General and administrative expenses. General and administrative expenses were $528,000 for the first quarter of fiscal 1999, an increase of $234,000, or 79.8%, over the same period of fiscal 1998. The increase was primarily due to the cost of maintaining a directors' and officers' liability insurance policy added after the IPO; new expenses associated with being a public company (such as investor relations costs, and other external reporting expenses); and costs associated with the recently appointed company President.

         Income from operations. The Company's income from operations was $265,000 for the first quarter of fiscal 1999, an increase of $164,000, or 162.4%, over the same period of fiscal 1998.

         Other income, net. The Company's other income was $368,000 for the first quarter of fiscal 1999, an increase of $318,000, or 636.0%, over the same period of fiscal 1998. The majority of this increase was due to additional interest income realized on the investments purchased with the proceeds of the public stock offering. In addition, the Company sold certain investments available for sale resulting in a gain of $99,000, which can be offset in full by the Company's capital loss carryforwards for tax purposes.

         Income tax benefit. The Company ended fiscal 1998 with $2.6 million of deferred tax assets, which were offset in full by a valuation allowance. Based upon recent operating performance and other considerations, management concluded that the Company will generate sufficient future taxable income to realize the deferred tax asset prior to the expiration of any NOLs. As a result, during the quarter, net income included the reversal of income tax valuation reserves of approximately $525,000 reducing the Company's tax provision at statutory rates to a net credit of $292,000 based upon the Company's estimated tax benefit rate for the full fiscal year. It is anticipated that similar amounts will be recorded each quarter during the rest of the year in order to fully recognize the deferred tax asset by the end of the fiscal year. Excluding the effect of the reversal of income tax valuation reserves, the Company's net income and diluted net income per share would have been as follows on a proforma basis:

                                                                       Proforma
                                                           Three Months Ended December 31,
                                                              1998                 1997
                                                              ----                 ----
      Net income before provision for income taxes          $633,000             $151,000
      Income tax provision                                  (231,000)             (55,000)
                                                            ---------            --------
      Net income                                            $402,000              $96,000

      Diluted net income per share                            $0.05                $0.02

         Other comprehensive income (loss). During the quarter ended December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company's other comprehensive loss was $97,000 for the first quarter of fiscal 1999. This loss was due to a reduction in the market value of the Company's long-term investments available for sale. As of December 31, 1998, the Company still had a net $82,000 unrealized gain related to those investments.

Year 2000 Compliance

         The Company has evaluated its information technology infrastructure for Year 2000 compliance. The Company does not utilize any mainframe technology, but instead has an internal technical infrastructure comprised of client server networks and desktop microcomputers. The applications which run on these computers are primarily purchased software without any significant customized programming. Over the last two years, the Company has routinely upgraded most of its computer hardware, software and telecommunications systems. As a result of its internal reviews, the Company does not anticipate any problems related to Year 2000 compliance with its information technology infrastructure.

         The Company is in the process of evaluating its non-information technology systems with regard to Year 2000 compliance. This is especially important related to embedded technology such as microcontrollers contained in various lab equipment, and raw material suppliers who support the Company's manufacturing process. Based upon information currently available, the Company does not anticipate any material disruption in its operations as a result of any failure by either non-information technology equipment or one of its suppliers to be in compliance. Compliance should not be an issue with the Company's products, since they are not date-sensitive.

         Costs associated with Year 2000 compliance are expensed as incurred. To date, those costs have not been material. Based upon currently available information, the Company does not expect that the costs of addressing potential Year 2000 problems will have a material impact on the Company's financial condition or results of operations. The Company plans to devote the necessary resources to resolve any significant Year 2000 issues by no later than the end of fiscal year 1999.

         Although the Company is committed to addressing any issues well in advance of the Year 2000, there are risks if the Company's objectives are not met. The most severe risk is business interruption. Specific examples of situations that could cause business interruption include, among others, (i) computer hardware or application software processing errors or failures; (ii) failure of lab or manufacturing equipment; (iii) outside suppliers who may not be Year 2000 compliant. Depending on the extent and duration of the business interruption resulting from non-compliant Year 2000 systems, such interruption could have a material adverse effect on the Company's financial condition and results of operations.

Liquidity and Capital Resources

         As of December 31, 1998, the Company had working capital of approximately $5.7 million and cash, cash equivalents and investments totaling approximately $21.0 million. The Company generated positive cash flows from operating activities of $256,000 in the first quarter, which was almost double the amount for the same period of last year, primarily due to the increased net income. A net of $712,000 of cash was used for investing activities during the first quarter. The significant increase in investing activities between years was due to the repositioning of the public offering proceeds within an investment portfolio managed by an external investment manager. The investment manager is guided by an investment policy adopted by the Company. The Company's investments principally consist of U.S. government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are three years or less. Finally, $131,000 of cash was generated from financing activities due to the issuance of common stock related to the exercise of stock options.

         As of December 31, 1998, the Company had no debt, nor did it have any credit agreements. The Company believes that its existing capital resources will be adequate to fund the Company's operations into the foreseeable future.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

             None.

Item 2.  Changes in Securities and Use of Proceeds.

     Use of Proceeds for the period ending December 31, 1998.
     (1)      Effective Date:                                    March 3, 1998
              SEC File Number:                                   333-43217
     (2)      Offering Date:                                     March 3, 1998
     (4)(i)   The offering has terminated;  all securities registered were sold.
     (4)(ii)  Managing Underwriter:                 John G. Kinnard and Company,
                                                    Incorporated
     (4)(iii) Title of Securities:                               Common Stock
     (4)(iv)  Amount Registered:                                 2,300,000
              Aggregate Offering Price:                          $17,250,000
              Amount Sold:                                       2,300,000
              Aggregate Offering Price Sold:                     $17,250,000
     (4)(v)   Underwriting Discount and Commissions              $ 1,293,750
              Other Expenses                                     $   435,148
              Total Expenses                                     $ 1,728,898
              All the above items represented direct or indirect payments to others.
     (4)(vi)  Net Offering Proceeds                              $15,521,102
     (4)(vii) Use of Net Offering Proceeds:
              Research and development                           $   305,000
              Sales and marketing                                $   364,000
              Equipment upgrades                                 $   753,000
              Patent protection                                  $    75,000
              Working capital and general corporate purposes     $   353,000
              Money market funds                                 $13,671,102
              All the above items represented direct or indirect payments to others.

Item 3.  Defaults Upon Senior Securities.

             None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Company held its Annual Meeting of shareholders on January 25, 1999.

         (b) Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934. The shareholders voted on three matters: (i) to amend the Bylaws to provide for the staggered election of directors and to restrict the removal of directors, (ii) to set the number of directors at seven, and
                  (iii) to elect the Board of Directors. The shareholders approved all three matters by the following votes:


                                                      Votes For     Votes Against     Votes          Broker
                                                                                     Abstained      Non-Votes
                                                      ---------     -------------    ---------      ---------
   (i)   Amend the Bylaws to provide for the
         staggered election of directors and to
         restrict the removal of directors .......    3,955,340        677,930        20,792        1,351,285
   (ii)  Set number of directors at seven ........    5,696,667        292,180        16,500           N/A
   (iii) Elect Directors
            Dale R. Olseth........................    6,000,447          --            4,900           N/A
            Donald S. Fredrickson.................    6,000,447          --            4,900           N/A
            James J. Grierson.....................    6,000,447          --            4,900           N/A
            Patrick E. Guire......................    6,000,447          --            4,900           N/A
            Kenneth H. Keller.....................    6,000,447          --            4,900           N/A
            David A. Koch.........................    6,000,447          --            4,900           N/A
            Kendrick B. Melrose...................    6,000,447          --            4,900           N/A

Item 5.  Other Information.

             None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits - 3.1 Bylaws, as amended to date

                             27   Financial Data Schedule

         (b)      Reports on Form 8-K - None


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SurModics, Inc.

February 12, 1999
                                                By: /s/ Stephen C. Hathaway
                                                   Stephen C. Hathaway
                                                   Vice President & CFO
                                                   (Principal Financial Officer)

                                  Exhibit Index


            Exhibit Number                          Description

                3.1                         Bylaws, as amended to date
                27                          Financial Data Schedule