Form 10QSB
period 1999-03-31
SURMODICS INC
filed 1999-05-14
CIK 924717

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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


         As of April 30, 1999, there were 7,343,605 shares of Common Stock outstanding.

         Traditional Small Business Disclosure Format (check one):
         Yes        No X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 SURMODICS, INC.
                            Condensed Balance Sheets
                        (In thousands, except share data)

                                                                    March 31,      September 30,
                                                                      1999            1998
                                                                    ---------      ------------
                                 ASSETS                            (Unaudited)

CURRENT ASSETS:
     Cash & cash equivalents                                         $  1,165       $  1,344
     Short-term investments                                             3,954          3,526
     Accounts receivable, net                                           1,428          1,057
     Inventories                                                          432            380
     Prepaids and other                                                   268            255
                                                                     --------       --------
               Total current assets                                     7,247          6,562
                                                                     --------       --------

PROPERTY AND EQUIPMENT, net                                             1,663          1,240
LONG-TERM INVESTMENTS                                                  16,312         16,249
OTHER ASSETS, net                                                         795            254
                                                                     --------       --------

                                                                     $ 26,017       $ 24,305
                                                                     ========       ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                $    190       $    305
     Accrued liabilities                                                  631            950
     Deferred revenues                                                    224            228
                                                                     --------       --------
               Total current liabilities                                1,045          1,483

DEFERRED REVENUES AND OTHER, less current portion                          50            124
                                                                     --------       --------

               Total liabilities                                        1,095          1,607
                                                                     --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock-
          $.05 par value, 15,000,000 shares authorized;
          7,303,105 and 7,214,085 shares issued and outstanding           365            361
     Additional paid-in capital                                        29,338         28,934
     Unearned compensation                                               (140)          (170)
     Stock purchase notes receivable                                     (114)          (182)
     Accumulated other comprehensive income                               (34)           278
     Accumulated deficit                                               (4,493)        (6,523)
                                                                     --------       --------
               Total stockholders' equity                              24,922         22,698
                                                                     --------       --------

                                                                     $ 26,017       $ 24,305
                                                                     ========       ========

 The accompanying notes are an integral part of these condensed balance sheets.

                                 SURMODICS, INC.
             Condensed Statements of Income and Comprehensive Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                 Three Months Ended          Six Months Ended
                                                                      March 31,                   March 31,
                                                                 1999          1998          1999          1998
                                                                -------       -------       -------       -------
REVENUES:
     Royalties                                                  $ 1,530       $ 1,265       $ 2,836       $ 2,207
     License fees                                                    60            60           325            60
     Product sales                                                1,160           735         1,790         1,232
     Research and development                                       558           519           996           989
                                                                -------       -------       -------       -------
         Total revenues                                           3,308         2,579         5,947         4,488
                                                                -------       -------       -------       -------

OPERATING COSTS AND EXPENSES:
     Product                                                        397           318           679           568
     Research and development                                     1,213         1,102         2,379         2,060
     Sales and marketing                                            437           441           835           744
     General and administrative                                     670           430         1,198           727
                                                                -------       -------       -------       -------
        Total operating costs and expenses                        2,717         2,291         5,091         4,099
                                                                -------       -------       -------       -------

INCOME FROM OPERATIONS                                              591           288           856           389
                                                                -------       -------       -------       -------

OTHER INCOME:
     Interest income, net                                           260            98           530           151
     Gain (loss) on sale of investments                              (3)         --              95          --
                                                                -------       -------       -------       -------
         Other income, net                                          257            98           625           151
                                                                -------       -------       -------       -------

INCOME BEFORE PROVISION FOR INCOME TAXES                            848           386         1,481           540

INCOME TAX BENEFIT (PROVISION) (Note 3)                             257           (10)          549           (13)
                                                                -------       -------       -------       -------

NET INCOME                                                        1,105           376         2,030           527
                                                                -------       -------       -------       -------

OTHER COMPREHENSIVE INCOME (LOSS), net of tax
     Unrealized losses on securities:
         Unrealized holding losses arising during the period       (117)         --            (312)         --
         Less: reclassification adjustment for gains/(losses)
            included in net income                                   (3)         --              95          --
                                                                -------       -------       -------       -------
            Other comprehensive loss                               (120)         --            (217)         --
                                                                -------       -------       -------       -------

COMPREHENSIVE INCOME                                            $   985       $   376       $ 1,813       $   527
                                                                =======       =======       =======       =======

NET INCOME PER SHARE:
     Basic                                                      $  0.15       $  0.07       $  0.28       $  0.10
     Diluted                                                    $  0.14       $  0.06       $  0.26       $  0.09

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic weighted average common shares outstanding             7,270         5,573         7,250         5,236
     Dilutive effect of outstanding stock options                   722           495           670           475
                                                                -------       -------       -------       -------
         Diluted weighted average common shares outstanding       7,992         6,068         7,920         5,711

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 SURMODICS, INC.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                     March 31,
                                                                              -----------------------
                                                                                1999            1998
                                                                              --------       --------
OPERATING ACTIVITIES:
     Net income                                                               $  2,030       $    527
     Adjustments to reconcile net income to net cash provided by operating activities-
            Depreciation and amortization                                          346            283
            Amortization of unearned compensation, net                              30             37
            Deferred rent                                                          (12)            (8)
            Deferred taxes                                                        (552)           --
            Change in assets and liabilities:
                Accounts receivable                                               (371)            12
                Inventories                                                        (52)           (43)
                Prepaids and other                                                 (13)            88
                Accounts payable and accrued liabilities                          (434)          (129)
                Deferred revenues                                                  (66)          (184)
                                                                              --------       --------
                    Net cash provided by operating activities                      906            583
                                                                              --------       --------

INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                     (758)          (481)
     Purchases of investments available for sale                               (15,434)          (911)
     Sales of investments available for sale                                    14,631          1,726
     Collections on stock purchase notes receivable                                 68            --
     Other                                                                        --              107
                                                                              --------       --------
                    Net cash provided by (used in) investing activities         (1,493)           441
                                                                              --------       --------

FINANCING ACTIVITIES:
     Issuance of common stock                                                      408         15,536
                                                                              --------       --------

                    Net increase (decrease) in cash and cash equivalents          (179)        16,560

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                         1,344            492
                                                                              --------       --------
     End of period                                                            $  1,165       $ 17,052
                                                                              ========       ========




              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 SURMODICS, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) Basis of Presentation:

           In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management's best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The results of operations for the three months and six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(2) New Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes a new model for segment reporting, called the "management approach," and requires certain disclosures for each segment. The management approach is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. The Company will adopt the provisions of SFAS No. 131 in the fourth quarter of fiscal 1999 by providing additional disclosures.

(3) Income Taxes

         Current accounting standards require that future tax benefits, such as net operating loss carryforwards ("NOLs"), be recognized to the extent that realization of such benefits is more likely than not. Through September 30, 1998, management had established a valuation allowance of $2.6 million to offset tax benefits that did not meet the more-likely-than-not criteria.

         Based upon recent operating performance and other considerations, management subsequently concluded that the Company will generate sufficient future taxable income to meet the more-likely-than-not criteria. Therefore, the realization of the $2.6 million net deferred tax asset is more likely than not. As a result, net income included the reversal of income tax valuation reserves of approximately $571,000 and $1,062,000 for the three months and six months ended March 31, 1999, respectively, reducing the Company's tax provision to a net credit of $257,000 and $549,000 for the three months and six months ended March 31, 1999, respectively, based upon the Company's estimated tax rate for the full fiscal year.

(4) Shareholder Rights Plan

         In April 1999, the Company adopted a Shareholder Rights Plan (the "Rights Plan"). Under the Rights Plan, the Board of Directors declared a dividend to shareholders of record of one preferred stock purchase right (the "Rights") for each outstanding share of common stock. The Rights issued under the plan will only become exercisable by shareholders, other than a potential acquiror, following an acquisition by the acquiror (without prior approval of the Company's Board of Directors) of 15% or more of the Company's common stock, or the announcement of a tender offer for 15% or more of the common stock. The Rights will expire in April 2009.

(5) Commitments and Contingencies

         In late March 1999, the Company signed an agreement to purchase the land and building in which their offices are located for approximately $3.2 million. All of the Company's operations are currently housed in this facility. It leases approximately 35,000 square feet out of the 64,000 square foot building. The purchase is expected to close in May 1999.

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

Results of Operations

                   Three Months Ended March 31, 1999 and 1998

         Revenues. The Company's revenues were $3.3 million for the second quarter of fiscal 1999, an increase of $729,000, or 28.3%, over the same period of fiscal 1998. The revenue components were as follows (in thousands):

                                                                                $ Increase    % Increase
                                                          1999        1998      (Decrease)    (Decrease)
                                                        -------     -------     ----------    ----------
       PhotoLink(R) commercial revenue:
           Royalties                                       $814        $557          $257       46.1%
           License fees                                      60          60             0         0%
           Reagent chemical sales                           530         205           325       158.5%
           Commercial development                           283         242            41       16.9%
                                                         ------      ------        ------
               Total PhotoLink revenue                    1,687       1,064           623       58.6%
       Other revenue:
           Diagnostic royalties                             716         708             8        1.1%
           Stabilization product sales                      630         530           100       18.9%
           Government research                              275         277           (2)       (0.7%)
                                                         ------      ------        ------
              Total other revenue                         1,621       1,515           106        7.0%
                                                         ------      ------        ------
                  Total revenues                         $3,308      $2,579          $729       28.3%
                                                         ======      ======        ======

         The second quarter revenue growth was primarily a result of a 58.6% increase in PhotoLink-related revenue, due to higher royalties and reagent sales. The 46.1% growth in PhotoLink royalties resulted from increases in earned royalties from greater market penetration of coated products sold by licensees. The 158.5% increase in reagent chemical sales (those chemicals used by licensees in the PhotoLink coating process) was due to growing production of PhotoLink-coated devices by SurModics' clients. A single client purchased 65% of the reagents sold during the quarter in order to build inventory in anticipation of a product launch. Now that the client's product has been launched, it is anticipated that their purchases in future quarters will be less than the current quarter. SurModics signed four new PhotoLink license agreements during the second quarter which resulted in license fee revenue of $60,000.

         Product costs. The Company's product costs were $397,000 for the second quarter of fiscal 1999, an increase of $79,000, or 24.8%, over the same period of fiscal 1998. Overall product margins increased to 65.8% in the second quarter of fiscal 1999 from 56.7% in the same period of fiscal 1998. The margin improvement was the result of efficiencies achieved in manufacturing reagent chemicals due to increased production volumes.

         Research and development expenses. Research and development expenses were $1,213,000 for the second quarter of fiscal 1999, an increase of $111,000, or 10.1%, over the same period of fiscal 1998. The change was primarily due to the added compensation, benefit, and general business expenses associated with additional technical personnel added by the Company over the last year, and offset by lower external project charges on government grants.

         Sales and marketing expenses. Sales and marketing expenses were $437,000 for the second quarter of fiscal 1999, a decrease of $4,000, or 0.9%, from the same period of fiscal 1998. This decrease was due to a reduction in external consulting expenses related to a market research study performed last year that was not repeated this year, and offset by added compensation, benefit, and general business expenses associated with additional marketing personnel added by the Company over the last year.

         General and administrative expenses. General and administrative expenses were $670,000 for the second quarter of fiscal 1999, an increase of $240,000, or 55.8%, over the same period of fiscal 1998. The increase was the result of several factors including: the cost of maintaining a directors' and officers' liability insurance policy which was added in March 1998; new expenses associated with being a public company (such as investor relations costs, and other external reporting expenses); costs associated with the recently adopted shareholder rights plan; and costs associated with the Company President, who was appointed late last summer.

         Income from operations. The Company's income from operations was $591,000 for the second quarter of fiscal 1999, an increase of $303,000, or 105.2%, over the same period of fiscal 1998.

         Other income, net. The Company's other income was $257,000 for the second quarter of fiscal 1999, an increase of $159,000, or 162.2%, over the same period of fiscal 1998. The increase was due to additional interest income realized on the investments purchased with the proceeds of the public stock offering that occurred in March 1998.

         Income tax benefit. The Company ended fiscal 1998 with $2.6 million of deferred tax assets, which were offset in full by a valuation allowance. Based upon recent operating performance and other considerations, management concluded that the Company will generate sufficient future taxable income to realize the deferred tax asset prior to the expiration of any NOLs. As a result, during the quarter, net income included the reversal of income tax valuation reserves of approximately $571,000 reducing the Company's tax provision at statutory rates to a net credit of $257,000 based upon the Company's estimated tax rate for the full fiscal year. It is anticipated that similar amounts will be recorded each quarter during the rest of the year in order to fully recognize the deferred tax asset by the end of the fiscal year. Excluding the effect of the reversal of income tax valuation reserves, the Company's net income and diluted net income per share would have been as follows on a proforma basis:

                                                               Proforma
                                                    Three Months Ended March 31,
                                                         1999            1998
                                                         ----            ----
      Net income before provision for income taxes     $848,000        $386,000
      Income tax provision                             (314,000)       (143,000)
                                                       --------        --------
      Net income                                       $534,000        $243,000
                                                       ========        ========

      Diluted net income per share                       $0.07           $0.04
                                                         =====           =====

         Other comprehensive income (loss). During the quarter ended December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company's other comprehensive loss was $120,000 for the second quarter of fiscal 1999. This loss was due to a reduction in the market value of the Company's long-term investments available for sale. As of March 31, 1999, the Company had a net $34,000 unrealized loss related to those investments.

                    Six Months Ended March 31, 1999 and 1998

         Revenues. The Company's revenues were $5.9 million for the first six months of fiscal 1999, an increase of $1.5 million, or 32.5%, over the same period of fiscal 1998. The revenue components were as follows (in thousands):

                                                                                $ Increase    % Increase
                                                          1999        1998      (Decrease)    (Decrease)
                                                        -------      ------     ----------    ----------
       PhotoLink commercial revenue:
           Royalties                                     $1,509        $977          $532       54.5%
           License fees                                     325          60           265      441.7%
           Reagent chemical sales                           775         313           462      147.6%
           Commercial development                           492         488             4        0.8%
                                                         ------      ------        ------
               Total PhotoLink revenue                    3,101       1,838         1,263       68.7%
       Other revenue:
           Diagnostic royalties                           1,327       1,230            97        7.9%
           Stabilization product sales                    1,015         919            96       10.4%
           Government research                              504         501             3        0.6%
                                                         ------      ------        ------
              Total other revenue                         2,846       2,650           196        7.4%
                                                         ------      ------        ------
                  Total revenues                         $5,947      $4,488        $1,459       32.5%
                                                         ======      ======        ======

         The six-month revenue growth was primarily a result of a 68.7% increase in PhotoLink-related revenue, due to higher royalties, reagent sales and license fees. The 54.5% growth in PhotoLink royalties was the result of increases in the minimum royalty payments from certain clients, the introduction of additional licensed products by the Company's clients, and increased earned royalties from greater market penetration of coated products sold by licensees. The 147.6% increase in reagent chemical sales was due to growing production of PhotoLink-coated devices by SurModics' clients. In addition, PhotoLink license fee revenue totaled $325,000 during the first six months of fiscal 1999. Seven new license agreements have been signed during the first six months of this year compared to two new agreements last year.

         Product costs. The Company's product costs were $679,000 for the first six months of fiscal 1999, an increase of $111,000, or 19.5%, over the same period of fiscal 1998. Overall product margins increased to 62.0% in the first six months of fiscal 1999 from 53.9% in the same period of fiscal 1998. The margin improvement was primarily the result of efficiencies achieved in manufacturing reagent chemicals due to increased production volumes.

         Research and development expenses. Research and development expenses were $2,379,000 for the first six months of fiscal 1999, an increase of $319,000, or 15.5%, over the same period of fiscal 1998. The change was primarily due to the added compensation, benefit, laboratory supplies and general business expenses associated with additional technical personnel added by the Company over the last year; increased depreciation expense associated with the build-out of additional laboratory space; and offset by lower external project charges on government grants.

         Sales and marketing expenses. Sales and marketing expenses were $835,000 for the first six months of fiscal 1999, an increase of $91,000, or 12.2%, over the same period of fiscal 1998. This increase was primarily the result of additional compensation, benefit and general business expenses associated with additional marketing personnel; higher spending for advertising and promotions; and offset by a reduction in external consulting expenses associated with a market research study performed last year.

         General and administrative expenses. General and administrative expenses were $1,198,000 for the first six months of fiscal 1999, an increase of $471,000, or 64.8%, over the same period of fiscal 1998. The increase was due to several factors including: the cost of maintaining a directors' and officers' liability insurance policy which was added in March 1998; new expenses associated with being a public company (such as investor relations costs, and other external reporting expenses); costs associated with the recently adopted shareholder rights plan; and costs associated with the Company President, who was appointed late last summer.

         Income from operations. The Company's income from operations was $856,000 for the first six months of fiscal 1999, an increase of $467,000, or 120.1%, over the same period of fiscal 1998.

         Other income, net. The Company's other income was $625,000 for the first six months of fiscal 1999, an increase of $474,000, or 313.9%, over the same period of fiscal 1998. The increase was due to additional interest income realized on the investments purchased with the proceeds of the public stock offering. In addition, the Company sold certain investments available for sale resulting in a net gain of $95,000, which can be offset in full by the Company's capital loss carryforwards for tax purposes.

         Income tax benefit. During the first six months, net income included the reversal of income tax valuation reserves of $1,062,000 reducing the Company's tax provision at statutory rates to a net credit of $549,000 based upon the Company's estimated tax rate for the full fiscal year. It is anticipated that similar amounts will be recorded in the second half of the year in order to fully recognize the deferred tax asset by the end of the fiscal year. Excluding the effect of the reversal of income tax valuation reserves, the Company's net income and diluted net income per share would have been as follows on a proforma basis:

                                                               Proforma
                                                      Six Months Ended March 31,
                                                        1999             1998
                                                      ---------        --------
      Net income before provision for income taxes   $1,481,000        $540,000
      Income tax provision                             (513,000)       (200,000)
                                                      ---------        --------
      Net income                                      $ 968,000        $340,000
                                                      =========        ========

      Diluted net income per share                      $0.12            $0.06
                                                        =====            =====

         Other comprehensive income (loss). The Company's other comprehensive loss was $217,000 for the first six months of fiscal 1999. This loss was due to a reduction in the market value of the Company's long-term investments available for sale. As of March 31, 1999, the Company had a net $34,000 unrealized loss related to those investments.

Year 2000 Compliance

         The Company has evaluated its information technology infrastructure for Year 2000 compliance. The Company does not utilize any mainframe technology, but instead has an internal technical infrastructure comprised of client server networks and desktop microcomputers. The applications which run on these computers are primarily purchased software without any significant customized programming. Over the last two years, the Company has routinely upgraded most of its computer hardware, software and telecommunications systems. Based on its internal reviews, the Company does not anticipate any problems related to Year 2000 compliance with its information technology infrastructure.

         The Company is in the process of evaluating its non-information technology systems with regard to Year 2000 compliance. This is especially important related to embedded technology such as microcontrollers contained in certain lab equipment, and raw material suppliers who support the Company's manufacturing process. Based upon information currently available, the Company does not anticipate any material disruption in its operations as a result of any failure by either non-information technology equipment or one of its suppliers to be in compliance. Compliance should not be an issue with the Company's products, since they are not date-sensitive.

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

Liquidity and Capital Resources

         As of March 31, 1999, the Company had working capital of approximately $6.2 million and cash, cash equivalents and investments totaling approximately $21.4 million. The Company generated positive cash flows from operating activities of $906,000 in the first six months, which was an increase of 55.4% for the same period of last year, primarily due to the increased net income. Approximately $1.5 million of cash was used for investing activities during the first six months. The significant increase in investing activities between years was due to the repositioning of the public offering proceeds within an investment portfolio managed by an external investment manager. The investment manager is guided by an investment policy adopted by the Company. The Company's investments principally consist of U.S. government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are three years or less. Finally, $408,000 of cash was generated from financing activities due to the issuance of common stock related to the exercise of stock options during the first six months of the year. Last year, a net of $15.5 million of cash was generated in the Company's initial public offering of 2.3 million shares of Common Stock.

         The Company has entered into an agreement to purchase the land and building containing its current operating facilities and headquarters. The purchase price of approximately $3.2 million will be funded out of available cash, cash equivalents and short-term investments. The purchase is expected to close in May 1999.

         As of March 31, 1999, the Company had no debt, nor did it have any credit agreements. The Company believes that its existing capital resources will be adequate to fund the Company's operations into the foreseeable future.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

             None.

Item 2.  Changes in Securities and Use of Proceeds.

         Use of Proceeds for the period ending March 31, 1999.
           (1)      Effective Date:                                March 3, 1998
                    SEC File Number:                                   333-43217
           (2)      Offering Date:                                 March 3, 1998
           (4)(i)   The offering has terminated;  all securities registered were sold.
           (4)(ii)  Managing Underwriter:           John G. Kinnard and Company,
                                                    Incorporated
           (4)(iii) Title of Securities:                            Common Stock
           (4)(iv)  Amount Registered:                                 2,300,000
                    Aggregate Offering Price:                        $17,250,000
                    Amount Sold:                                       2,300,000
                    Aggregate Offering Price Sold:                   $17,250,000
           (4)(v)   Underwriting Discount and Commissions            $ 1,293,750
                    Other Expenses                                     $ 435,148
                    Total Expenses                                   $ 1,728,898
                    All the above items represented direct or indirect payments to others.
           (4)(vi)  Net Offering Proceeds                            $15,521,102
           (4)(vii) Use of Net Offering Proceeds:
                    Research and development                           $ 503,000
                    Sales and marketing                                $ 501,000
                    Equipment upgrades                               $ 1,083,000
                    Patent protection                                   $ 75,000
                    Working capital and general corporate purposes     $ 466,000
                    Money market funds                               $12,893,102
                    All the above items represented direct or indirect payments to others.

Item 3.  Defaults Upon Senior Securities.

             None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of shareholders on January 25, 1999. The information required by this Item 4 is incorporated by reference to
Item 4 of Part II of the Company's Form 10-QSB for the quarterly period ended December 31, 1998.

Item 5.  Other Information.

             None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits - 27    Financial Data Schedule

       10.1 Purchase and Sale Agreement, dated March 30, 1999, relating to the purchase of the Company's facility located at 9924 West 74th Street, Eden Prairie, Minnesota

(b)   Reports on Form 8-K -  None


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SurModics, Inc.

May 14, 1999                            By: /s/ Stephen C. Hathaway
                                            Stephen C. Hathaway
                                            Vice President & CFO
                                            (Principal Financial Officer)

                                  Exhibit Index


        Exhibit Number                          Description

             10.1                       Purchase and Sale Agreement
              27                          Financial Data Schedule