Form 10QSB
period 1999-06-30
SURMODICS INC
filed 1999-08-13
CIK 924717

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[x]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

               For the transition period from_________ to_________

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



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes   X     No____


         As of July 30, 1999, there were 7,422,772 shares of Common Stock outstanding.

         Traditional Small Business Disclosure Format (check one):
                                  Yes____      No X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 SURMODICS, INC.
                            Condensed Balance Sheets
                        (In thousands, except share data)


                                                                             June 30,            September 30,
                                                                               1999                   1998
                                                                         ------------------     -----------------
                                 ASSETS                                     (Unaudited)
CURRENT ASSETS:
     Cash & cash equivalents                                                        $1,135                $1,344
     Short-term investments                                                          1,830                 3,526
     Accounts receivable, net                                                        1,351                 1,057
     Inventories                                                                       466                   380
     Prepaids and other                                                                380                   255
                                                                         ------------------     -----------------
               Total current assets                                                  5,162                 6,562
                                                                         ------------------     -----------------
PROPERTY AND EQUIPMENT, net                                                          4,752                 1,240
LONG-TERM INVESTMENTS                                                               16,572                16,249
OTHER ASSETS, net                                                                      981                   254
                                                                         ------------------     -----------------
                                                                                   $27,467               $24,305
                                                                         ==================     =================
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                 $208                  $305
     Accrued liabilities                                                               840                   950
     Deferred revenues                                                                 220                   228
                                                                         ------------------     -----------------
               Total current liabilities                                             1,268                 1,483

DEFERRED REVENUES AND OTHER, less current portion                                       --                   124
                                                                         ------------------     -----------------
               Total liabilities                                                     1,268                 1,607
                                                                         ------------------     -----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock-
          $.05 par value, 150,000 shares authorized;
          no shares issued or outstanding                                               --                    --
     Common stock-
          $.05 par value, 15,000,000 shares authorized;
          7,403,387 and 7,214,085 shares issued and outstanding                        370                   361
     Additional paid-in capital                                                     29,603                28,934
     Unearned compensation                                                            (233)                 (170)
     Stock purchase notes receivable                                                   (86)                 (182)
     Accumulated other comprehensive income                                           (175)                  278
     Accumulated deficit                                                            (3,280)               (6,523)
                                                                         ------------------     -----------------
               Total stockholders' equity                                           26,199                22,698
                                                                         ------------------     -----------------
                                                                                   $27,467               $24,305
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

                                 SURMODICS, INC.
             Condensed Statements of Income and Comprehensive Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                           Three Months Ended                  Nine Months Ended
                                                                                June 30,                            June 30,
                                                                           ------------------                  -----------------
                                                                           1999             1998              1999         1998
                                                                           ----             ----              ----         ----
REVENUES:
     Royalties                                                             $1,692          $1,240            $4,528       $3,447
     License fees                                                             225              88               550          148
     Product sales                                                          1,126             831             2,916        2,063
     Research and development                                                 642             513             1,638        1,502
                                                                           ------          ------            ------       ------
         Total revenues                                                     3,685           2,672             9,632        7,160
                                                                           ------          ------            ------       ------
OPERATING COSTS AND EXPENSES:
     Product                                                                  381             344             1,060          912
     Research and development                                               1,345           1,184             3,723        3,244
     Sales and marketing                                                      504             361             1,339        1,105
     General and administrative                                               700             453             1,899        1,180
                                                                           ------          ------            ------       ------
         Total operating costs and expenses                                 2,930           2,342             8,021        6,441
                                                                           ------          ------            ------       ------
INCOME FROM OPERATIONS                                                        755             330             1,611          719
                                                                           ------          ------            ------       ------
OTHER INCOME:
     Interest income, net                                                     267             248               797          399
     Gain (loss) on sale of investments                                        (2)             --                92           --
                                                                           ------          ------            ------       ------
         Other income, net                                                    265             248               889          399
                                                                           ------          ------            ------       ------
INCOME BEFORE PROVISION FOR INCOME TAXES                                    1,020             578             2,500        1,118

INCOME TAX BENEFIT (PROVISION) (Note 3)                                       194             (12)              743          (25)
                                                                           ------          ------            ------       ------
NET INCOME                                                                  1,214             566             3,243        1,093
                                                                           ------          ------            ------       ------
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
     Unrealized losses on securities:
         Unrealized holding losses arising during the period                 (141)             --              (453)          --
         Less: reclassification adjustment for gains/(losses)
            included in net income                                             (2)             --                92           --
                                                                           ------          ------            ------       ------
            Other comprehensive loss                                         (143)             --              (361)          --

COMPREHENSIVE INCOME                                                       $1,071            $566            $2,882       $1,093
                                                                           ======          ======            ======       ======
NET INCOME PER SHARE:
     Basic                                                                  $0.16           $0.08             $0.44        $0.19
     Diluted                                                                $0.15           $0.07             $0.41        $0.17

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic weighted average common shares outstanding                       7,368           7,218             7,289        5,897
     Dilutive effect of outstanding stock options                             726             646               703          543
                                                                           ------          ------            ------       ------
         Diluted weighted average common shares outstanding                 8,094           7,864             7,992        6,440


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 SURMODICS, INC.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                        Nine Months Ended
                                                                                             June 30,
                                                                                   -----------------------------
                                                                                       1999            1998
                                                                                   -------------   -------------
OPERATING ACTIVITIES:
     Net income                                                                          $3,243          $1,093
     Adjustments to reconcile net income to net cash provided by operating activities-
            Depreciation and amortization                                                   523             436
            Amortization of unearned compensation, net                                       61              94
            Deferred rent                                                                   (30)            (12)
            Deferred taxes                                                                 (747)             --
            Change in assets and liabilities:
                Accounts receivable                                                        (295)           (201)
                Inventories                                                                 (86)            (40)
                Prepaids and other                                                         (207)           (141)
                Accounts payable and accrued liabilities                                   (102)            207
                Deferred revenues                                                          (121)           (180)
                                                                                   -------------   -------------
                    Net cash provided by operating activities                             2,239           1,256
                                                                                   -------------   -------------

INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                            (4,018)           (597)
     Purchases of investments available for sale                                        (20,463)        (17,500)
     Sales of investments available for sale                                             21,383           2,569
     Collections on stock purchase notes receivable                                          96              --
     Other                                                                                   --             (22)
                                                                                   -------------   -------------
                    Net cash used in investing activities                                (3,002)        (15,550)
                                                                                   -------------   -------------
FINANCING ACTIVITIES:
     Issuance of common stock                                                               554          15,643
                                                                                   -------------   -------------
                    Net increase (decrease) in cash and cash equivalents                   (209)          1,349

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                  1,344             492
                                                                                   -------------   -------------
     End of period                                                                       $1,135          $1,841
                                                                                   =============   =============



         The accompanying notes are an integral part of these condensed financial statements.

                                 SURMODICS, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) Basis of Presentation:

           In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management's best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The results of operations for the three months and nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

         Based upon recent operating performance and other considerations, management subsequently concluded that the Company will generate sufficient future taxable income to meet the more-likely-than-not criteria. As a result, net income included the reversal of income tax valuation reserves of approximately $572,000 and $1,634,000 for the three months and nine months ended June 30, 1999, respectively, reducing the Company's tax provision to a net credit of $194,000 and $743,000 for the three months and nine months ended June 30, 1999, respectively, based upon the Company's estimated tax rate for the full fiscal year.

(4) Shareholder Rights Plan

         In April 1999, the Company adopted a Shareholder Rights Plan (the "Rights Plan"). Under the Rights Plan, the Board of Directors declared a dividend to shareholders of record of one preferred stock purchase right (the "Rights") for each outstanding share of common stock. The Rights issued under the plan will only become exercisable by shareholders, other than a potential acquirer, following an acquisition by the acquirer (without prior approval of the Company's Board of Directors) of 15% or more of the Company's common stock, or the announcement of a tender offer for 15% or more of the common stock. The Rights will expire in April 2009. In conjunction with the adoption of the Rights Plan, the Board of Directors authorized 150,00 shares of $.05 par value preferred stock.

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

Results of Operations

                    Three Months Ended June 30, 1999 and 1998

         Revenues. The Company's revenues were $3.7 million for the third quarter of fiscal 1999, an increase of $1,013,000, or 37.9%, over the same period of fiscal 1998. The revenue components were as follows (in thousands):



                                                                             $ Increase      % Increase
                                                           1999        1998   (Decrease)      (Decrease)
                                                           ----        ----  -----------     -----------
       PhotoLink(R) commercial revenue:
           Royalties                                      $ 977       $ 545         $ 432        79.3%
           License fees                                     225          88           137       155.7%
           Reagent chemical sales                           520         249           271       108.8%
           Commercial development                           412         219           193        88.1%
                                                            ---         ---           ---
               Total PhotoLink revenue                    2,134       1,101         1,033        93.8%
       Other revenue:
           Diagnostic royalties                             715         695            20         2.9%
           Stabilization product sales                      606         582            24         4.1%
           Government research                              230         294           (64)      (21.8%)
                                                            ---         ---          ----
              Total other revenue                         1,551       1,571           (20)       (1.3)%
                                                          -----       -----          ----
                  Total revenues                         $3,685      $2,672        $1,013        37.9%
                                                         ======      ======        ======

         The third quarter revenue growth was primarily a result of a 93.8% increase in PhotoLink-related revenue. The 79.3% growth in PhotoLink royalties resulted from the introduction of additional coated products by the Company's licensees and increases in earned royalties from greater market penetration of previously introduced coated products. The 108.8% increase in reagent chemical sales (those chemicals used by licensees in the PhotoLink coating process) was due to growing production of PhotoLink-coated devices by SurModics' clients. A single client purchased 67% of the reagents sold during the quarter to build inventory for a product launch that occurred during the current quarter. The 88.1% increase in commercial development was primarily due to a high level of effort on development projects for two clients. This level of effort is not expected to continue, therefore, it is anticipated that the commercial development revenue will decrease in the fourth quarter. SurModics signed five new PhotoLink license agreements during the third quarter, which resulted in license fee revenue of $225,000.

         Product costs. The Company's product costs were $381,000 for the third quarter of fiscal 1999, an increase of $37,000, or 10.8%, over the same period of fiscal 1998. Overall product margins increased to 66.2% in the third quarter of fiscal 1999 from 58.6% in the same period of fiscal 1998. The margin improvement was the result of efficiencies achieved in manufacturing reagent chemicals due to increased production volumes.

         Research and development expenses. Research and development expenses were $1,345,000 for the third quarter of fiscal 1999, an increase of $161,000, or 13.6%, over the same period of fiscal 1998. The change was primarily due to added compensation and benefits, and general business expenses associated with technical personnel added by the Company over the last year and increased patent and legal fees. The increase was offset by lower external project charges on government grants.

         Sales and marketing expenses. Sales and marketing expenses were $504,000 for the third quarter of fiscal 1999, an increase of $143,000, or 39.6%, from the same period of fiscal 1998. This increase was due to higher promotional costs associated with a recent product introduction and compensation and benefit costs associated with additional marketing personnel added by the Company over the last year.

         General and administrative expenses. General and administrative expenses were $700,000 for the third quarter of fiscal 1999, an increase of $247,000, or 54.6%, over the same period of fiscal 1998. The increase was the result of several factors including charges related to the purchase of the Company's headquarters building, expenses associated with being a public company (such as investor relations costs, and other external reporting expenses), and costs associated with the Company President, who was appointed late last summer.

         Income from operations. The Company's income from operations was $755,000 for the third quarter of fiscal 1999, an increase of $425,000, or 128.5%, over the same period of fiscal 1998.

         Other income, net. The Company's other income was $265,000 for the third quarter of fiscal 1999, an increase of $17,000, or 6.9%, over the same period of fiscal 1998. The increase was due to additional interest income realized on a higher level of investments.

         Income tax benefit. The Company ended fiscal 1998 with $2.6 million of deferred tax assets, which were offset in full by a valuation allowance. Based upon recent operating performance and other considerations, management concluded that the Company will generate sufficient future taxable income to realize the deferred tax asset prior to the expiration of any NOLs. As a result, during the quarter, net income included the reversal of income tax valuation reserves of approximately $572,000 reducing the Company's tax provision at statutory rates to a net credit of $194,000 based upon the Company's estimated tax rate for the full fiscal year. It is anticipated that similar amounts will be recorded in the fourth quarter in order to fully recognize the deferred tax asset by the end of the fiscal year. Excluding the effect of the reversal of income tax valuation reserves, the Company's net income and diluted net income per share would have been as follows on a proforma basis:

                                                              Proforma
                                                    Three Months Ended June 30,
                                                     1999                 1998
                                                     ----                 ----
  Net income before provision for income taxes   $1,020,000            $578,000
  Income tax provision                             (378,000)           (214,000)
  Net income                                     $  642,000            $364,000
                                                 ==========            ========

  Diluted net income per share                       $0.08               $0.05
                                                     =====               =====

         Other comprehensive income (loss). The Company's other comprehensive loss was $143,000 for the third quarter of fiscal 1999. This loss was due to a reduction in the market value of the Company's long-term investments available for sale. As of June 30, 1999, the Company had a net $175,000 unrealized loss related to those investments.

                    Nine Months Ended June 30, 1999 and 1998

         Revenues. The Company's revenues were $9.6 million for the first nine months of fiscal 1999, an increase of $2.5 million, or 34.5%, over the same period of fiscal 1998. The revenue components were as follows (in thousands):

                                                                             $ Increase      % Increase
                                                           1999        1998   (Decrease)      (Decrease)
                                                           ----        ----  -----------     -----------
       PhotoLink commercial revenue:
           Royalties                                     $2,486      $1,522          $964       63.3%
           License fees                                     550         148           402      271.6%
           Reagent chemical sales                         1,295         562           733      130.4%
           Commercial development                           903         707           196       27.7%
                                                            ---         ---           ---
               Total PhotoLink revenue                    5,234       2,939         2,295       78.1%
       Other revenue:
           Diagnostic royalties                           2,042       1,925           117        6.1%
           Stabilization product sales                    1,621       1,501           120        8.0%
           Government research                              735         795           (60)      (7.5%)
                                                            ---         ---          ----
              Total other revenue                         4,398       4,221           177        4.2%
                                                          -----       -----           ---
                  Total revenues                         $9,632      $7,160        $2,472       34.5%
                                                         ======      ======        ======


         The year to date revenue growth was primarily a result of a 78.1% increase in PhotoLink-related revenue. The 63.3% growth in PhotoLink royalties was the result of increases in the minimum royalty payments from certain clients, the introduction of additional coated products by the Company's clients, and increased earned royalties from greater market penetration of coated products sold by licensees. The 130.4% increase in reagent chemical sales was due to growing production of PhotoLink-coated devices by SurModics' clients. PhotoLink license fee revenue totaled $550,000 during the first nine months of fiscal 1999. Twelve new license agreements have been signed during the first nine months of this year compared to two new agreements during the first nine months of last year.

         Product costs. The Company's product costs were $1,060,000 for the first nine months of fiscal 1999, an increase of $148,000, or 16.3%, over the same period of fiscal 1998. Overall product margins increased to 63.6% in the first nine months of fiscal 1999 from 55.8% in the same period of fiscal 1998. The margin improvement was primarily the result of efficiencies achieved in manufacturing reagent chemicals due to increased production volumes.

         Research and development expenses. Research and development expenses were $3,723,000 for the first nine months of fiscal 1999, an increase of $479,000, or 14.8%, over the same period of fiscal 1998. The change was due to additional compensation and benefits, laboratory supplies, and general business expenses associated with technical personnel added by the Company during the period and increased legal and patent fees. This increase was offset by lower external project charges on government grants.

         Sales and marketing expenses. Sales and marketing expenses were $1,339,000 for the first nine months of fiscal 1999, an increase of $234,000, or 21.2%, over the same period of fiscal 1998. This increase was primarily the result of compensation and benefits associated with additional marketing personnel and spending for advertising and promotions. Increases were offset by a reduction in external consulting expenses associated with a market research study performed last year.

         General and administrative expenses. General and administrative expenses were $1,899,000 for the first nine months of fiscal 1999, an increase of $719,000, or 60.9%, over the same period of fiscal 1998. The increase was due primarily to the cost of maintaining a directors' and officers' liability insurance policy added in March 1998, expenses associated with being a public company (such as investor relations costs, and other external reporting expenses), expenses associated with the recently adopted shareholder rights plan, and costs associated with the Company President, who was appointed late last summer.

         Income from operations. The Company's income from operations was $1,611,000 for the first nine months of fiscal 1999, an increase of $892,000, or 124.1%, over the same period of fiscal 1998.

         Other income, net. The Company's other income was $889,000 for the first nine months of fiscal 1999, an increase of $490,000, or 122.8%, over the same period of fiscal 1998. The increase was due to additional interest income realized on the investments purchased with the proceeds of the public stock offering. In addition, the Company sold certain investments available for sale resulting in a net gain of $92,000, which can be offset in full by the Company's capital loss carryforwards for tax purposes.

         Income tax benefit. During the first nine months, net income included the reversal of income tax valuation reserves of $1,634,000 reducing the Company's tax provision at statutory rates to a net credit of $743,000 based upon the Company's estimated tax rate for the full fiscal year. It is anticipated that similar amounts will be recorded in the fourth quarter in order to fully recognize the deferred tax asset by the end of the fiscal year. Excluding the effect of the reversal of income tax valuation reserves, the Company's net income and diluted net income per share would have been as follows on a proforma basis:
                                                              Proforma
                                                              --------
                                                     Nine Months Ended June 30,
                                                     --------------------------
                                                      1999              1998
                                                      ----              ----
 Net income before provision for income taxes      $2,500,000        $1,118,000
 Income tax provision                                (891,000)         (414,000)
                                                   ----------        ----------
 Net income                                        $1,609,000         $ 704,000
                                                   ==========         =========

 Diluted net income per share                           $0.20             $0.11
                                                        =====             =====

         Other comprehensive income (loss). The Company's other comprehensive loss was $361,000 for the first nine months of fiscal 1999. This loss was due to a reduction in the market value of the Company's long-term investments available for sale. As of June 30, 1999, the Company had a net $175,000 unrealized loss related to those investments.

Year 2000 Compliance

         The Company has evaluated its information technology infrastructure for Year 2000 compliance. The Company does not utilize any mainframe technology, but instead has an internal technical infrastructure comprised of client server networks and desktop microcomputers. The applications which run on these computers are primarily purchased software without any significant customized programming. Over the last three years, the Company has routinely upgraded most of its computer hardware, software and telecommunications systems. Based on its internal reviews, the Company does not anticipate any problems related to Year 2000 compliance with its information technology infrastructure.

         The Company has evaluated its non-information technology systems with regard to Year 2000 compliance. This is especially important related to embedded technology such as microcontrollers contained in certain lab equipment, and raw material suppliers who support the Company's manufacturing process. Based upon information currently available, the Company does not anticipate any material disruption in its operations as a result of any failure by either non-information technology equipment or one of its suppliers to be in compliance. Compliance should not be an issue with the Company's products, since they are not date-sensitive.

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

         Although the Company is committed to addressing any issues well in advance of the Year 2000, there are risks if the Company's objectives are not met. The most severe risk is business interruption. Specific examples of situations that could cause business interruption include, among others, (i) computer hardware or application software processing errors or failures; (ii) failure of lab or manufacturing equipment; and (iii) outside suppliers who may not be Year 2000 compliant. Depending on the extent and duration of the business interruption resulting from non-compliant Year 2000 systems, such interruption could have a material adverse effect on the Company's financial condition and results of operations.

Liquidity and Capital Resources

         As of June 30, 1999, the Company had working capital of approximately $3.9 million and cash, cash equivalents and investments totaling approximately $19.5 million. The Company generated positive cash flows from operating activities of $2.2 million in the first nine months, which was an increase of 78.3% for the same period of last year, primarily due to the increased net income. Approximately $3.0 million of cash was used for investing activities during the first nine months compared to $15.6 million last year. The significant change in investing activities between years was due to the repositioning of the Company's proceeds from its March 1998 initial public offering managed by an external investment manager. The investment manager is guided by an investment policy adopted by the Company. The Company's investments principally consist of U.S. government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are three years or less. In addition, in May 1999, the Company purchased the land and building it currently occupies (which includes additional space for expansion) for approximately $3.2 million. Finally, $600,000 of cash was generated from financing activities due to the exercise of stock options during the first nine months of the year. Last year, a net of $15.5 million of cash was generated in the Company's initial public offering of 2.3 million shares of Common Stock.

         As of June 30, 1999, the Company had no debt, nor did it have any credit agreements. The Company believes that its existing capital resources will be adequate to fund the Company's operations into the foreseeable future.

Forward Looking Statements

         The statements contained in this quarterly report relating to future revenue growth are based on current expectations and involve a number of risks and uncertainties. These statements are forward looking and are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. The following factors could cause royalty revenue to materially and adversely differ from that anticipated: the ability of the Company's licensees to successfully gain regulatory approval for, market and sell products incorporating the Company's technology; the amount and timing of resources devoted by the Company's licensees to market and sell products incorporating the Company's technology; the Company's ability to attract new licensees and to enter into agreements for additional applications with existing licensees; the Company's ability to maintain a competitive position in the development of technologies and products in its areas of focus; and business and general economic conditions.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

             None.

Item 2.  Changes in Securities and Use of Proceeds.

      Use of Proceeds for the period ending June 30, 1999.
       (1)       Effective Date:                         March 3, 1998
                 SEC File Number:                        333-43217
       (2)       Offering Date:                          March 3, 1998
       (4)(i)    The offering has terminated; all securities registered
                 were sold.
       (4)(ii)   Managing Underwriter:                   John G. Kinnard and
                                                         Company, Incorporated
       (4)(iii)  Title of Securities:                    Common Stock
       (4)(iv)   Amount Registered:                      2,300,000
                 Aggregate Offering Price:               $17,250,000
                 Amount Sold:                            2,300,000
                 Aggregate Offering Price Sold:          $17,250,000
       (4)(v)    Underwriting Discount and Commissions   $ 1,293,750
                 Other Expenses                          $   435,148
                 Total Expenses                          $ 1,728,898
                 All the above items represented direct or indirect
                 payments to others.
       (4)(vi)   Net Offering Proceeds                   $15,521,102
       (4)(vii)  Use of Net Offering Proceeds:
                 Research and development                $   732,000
                 Sales and marketing                     $   684,000
                 Property and equipment upgrades         $ 4,343,000
                 Patent protection                       $   111,000
                 Working capital and general
                   corporate purposes                    $   588,000
                 Money market funds                      $ 9,063,102
                 All the above items represented direct or indirect
                   payments to others.

Item 3.  Defaults Upon Senior Securities.

             None.

Item 4.  Submission of Matters to a Vote of Security Holders.

             None.

Item 5.  Other Information.

             None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits-10   SurModics, Inc. Executive Income Continuation Plan

                      27   Financial Data Schedule

         (b) Reports on Form 8-K -  None


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SurModics, Inc.

August 12, 1999
                                              By: /s/ Stephen C. Hathaway
                                                 Stephen C. Hathaway
                                                 Vice President & CFO
                                                 (Principal Financial Officer)

                                  Exhibit Index


     Exhibit Number                Description
     --------------                -----------
          10                 SurModics, Inc. Executive Income
                             Continuation Plan

          27                 Financial Data Schedule