Form 10KSB
period 1999-09-30
SURMODICS INC
filed 1999-12-23
CIK 924717

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1999
                         Commission file number 0-23837

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

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the fiscal year ended September 30, 1999 were $13,493,540.

The aggregate market value of the Issuer's Common Stock held by non-affiliates (persons other than officers, directors or holders of more than 5% of the outstanding stock) as of December 15, 1999, was approximately $137.7 million (based on the closing sale price of the Issuer's Common Stock on such date).

Shares of Common Stock outstanding on December 15, 1999: 7,736,674

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1999 are incorporated into Part II of this Form 10-KSB. Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes       No   X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         SurModics, Inc. ("SurModics" or the "Company") is a leading provider of surface modification solutions to the medical device industry. The Company's primary focus is the commercialization of its patented PhotoLink process through third-party licensing arrangements. PhotoLink is a versatile, easily applied, light-activated coating technology that modifies medical device surfaces by creating covalent bonds between those surfaces and a variety of chemical agents. Through the PhotoLink process, these chemical agents can impart many performance-enhancing characteristics, such as lubricity, hemocompatibility, infection resistance and drug delivery, onto the surface of a medical device without materially changing the dimensions or physical properties of the device. The Company believes that medical device manufacturers who utilize the Company's technology are able to significantly improve the performance of their products and, in many cases, differentiate their products in a highly competitive marketplace.

         The Company focuses on providing high value-added surface modification solutions to a variety of medical device markets and product categories. Examples of products in the market or under development that incorporate the PhotoLink technology include interventional cardiology catheters, vascular stents, interventional neurology catheters, guide wires and shunts, cardiac rhythm management devices, and urological and gynecological devices. The surface properties created by the PhotoLink technology have greatly reduced treatment times in catheter-based vascular procedures and have shown the potential to enhance the long-term performance of implantable devices by improving infection resistance and promoting host cell attachment, growth and subsequent tissue integration. During fiscal 1999, the Company introduced its first coated product: 3D-Link Activated Slides. This product is a coated glass slide used by the genomics market to orient DNA strands for analysis. The Company believes further opportunities exist to commercialize its PhotoLink technology both in the genomics market and other market applications.

         The Company has commercialized its PhotoLink technology through licensing arrangements with medical device manufacturers who apply the PhotoLink coatings to their own products. The Company believes this approach allows it to focus its resources on further development of its technology and expansion of its licensing activities, while leveraging the established manufacturing, sales and marketing capabilities of its licensees. Revenues from these arrangements include initial license fees, development revenue, minimum royalties, and earned royalties based on a percentage of licensees' product sales. In addition to licensing its PhotoLink technology, the Company also licenses certain diagnostic technology to Abbott Laboratories for use with rapid point-of-care diagnostic tests, such as pregnancy and strep tests. The Company also manufactures and sells the chemical reagents used in the PhotoLink process, and offers a line of stabilization products used to extend the shelf life of immunoassay diagnostic tests.

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

   Market Segment Served                Desired Surface Property and
                                         Examples of Applications

 Interventional cardiology      Lubricity:  catheters, guide wires
 and vascular access            Hemocompatability:  vascular stents, catheters,
                                  guide wires
                                Therapeutic drug delivery and release: vascular
                                  stents,catheters
                                Infection resistance: catheters, implantable
                                  ports
 Cardiac rhythm management      Lubricity:  pacemaker and  defibrillator leads,
                                  electrophysiology devices
                                Hemocompatability:  electrophysiology devices
 Cardiothoracic surgery         Infection resistance:  heart valves
                                Hemocompatability:  minimally invasive bypass
                                   devices,  vascular grafts, ventricular
                                   assist devices
                                Cell growth and tissue integration: heart
                                   valves,  vascular grafts
 Interventional neurology       Lubricity:  catheters, guide wires
 and neurosurgery               Infection resistance:  catheters, shunts

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

         In addition to the above-identified market segments, the Company believes that one of the next areas of growth for surface modification technology will be the genomics market. SurModics recently launched its 3D-Link Activated Slides which provide lower background levels and more consistent results for reproducible microarrays used in DNA analysis to screen for new drugs, to sequence unknown portions of the human genome, or to search for signs of viruses. The Company believes the slides will benefit from surface modification technology to provide biomolecule immobilization and wettability properties.

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

         Surface Properties

         SurModics' PhotoLink process has been used by manufacturers of pacemaker leads, drug infusion catheters, laser and balloon angioplasty catheters, urinary drainage catheters, vascular closure devices, wound drains, guide wires, stent delivery catheters, angiography catheters, ureteral stents and hydrocephalic shunts, among other devices. The PhotoLink process can be used to provide medical device manufacturers with the following surface properties to improve product performance:

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

o Drug Delivery. PhotoLink technology can be used to create reservoirs to entrap drugs on the surface of medical devices. These drugs can then be released from the surface on a controlled basis by tailoring the polymers, by adjusting the extent of crosslinking, or by using a barrier coating to control diffusion. For example, SurModics has developed a PhotoLink coating that would allow a coronary stent manufacturer to incorporate a drug onto the surface of a stent which would be released over time to reduce the incidence of restenosis (the re-narrowing of the artery).

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

o Biomolecule Immobilization. During a DNA gene analysis, typically hundreds of different probes need to be placed in a pattern on a surface, called a DNA microarray. These microarrays are used by the pharmaceutical industry to screen for new drugs, by genome mappers to sequence unknown portions of the human genome, or by diagnostic companies to search a patient sample for disease causing bacteria or viruses. However, DNA does not readily adhere to most surfaces that are important for DNA assays. The Company has demonstrated a versatile method for the immobilization of DNA on various surfaces and introduced a coated slide during fiscal 1999.

Current Licensing Arrangements

         The Company has commercialized its PhotoLink technology through licensing arrangements with medical device manufacturers who apply the PhotoLink coatings to their own products in their own facility. The Company believes this approach allows it to focus its resources on further developing its technology and expanding its licensing activities, while leveraging the established manufacturing, sales and marketing capabilities of its licensees for the marketing of the specific medical device utilizing the PhotoLink technology. The Company's licensing agreements are designed to allow manufacturers to incorporate the PhotoLink process into their own manufacturing processes so they can control production and quality without the need to send product outside their facility.

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

         The term of a license agreement is generally for a period of 15 years or the life of SurModics' patents, whichever is longer, although an agreement may be terminated for any reason upon prior written notice, typically required at least 90 days before termination. The worldwide license can be either exclusive or nonexclusive for a particular medical device, but over 80% of the Company's licensed applications are nonexclusive. SurModics requires the payment of a non-refundable license fee which has historically ranged from $25,000 to $750,000 and quarterly "earned" royalties of 2% to 6% on the sales of products incorporating SurModics' technology. The amount of license fees and the royalty rate are based on whether the arrangement is exclusive or nonexclusive, the perceived value of the PhotoLink application to the device and the size of the potential market. Certain nonrefundable license and research and development fees are recoverable by the licensees as offsets against a percentage of future earned royalties. Most of SurModics' agreements also incorporate a minimum royalty to be paid by the licensee while the medical devices are developed, tested and commercialized. In most cases, payment of these minimum royalties will not commence until several months after the execution of an agreement for a particular application. On a quarterly basis a client will pay the greater of earned or minimum royalties to SurModics

Other Products

         Stabilization Products

         Although the primary focus of the Company is the development and marketing of its PhotoLink technology, the Company also markets stabilization products for use by manufacturers of immunoassay diagnostic tests. SurModics' StabilCoat and StabilZyme Stabilizers are designed to maintain the activity of biological components of the immunoassays, resulting in a longer shelf life. These products offer SurModics' customers the benefit of product differentiation and improvement while providing the ultimate end users the benefit of a faster test with fewer steps and fewer errors. In fiscal 1999, SurModics generated $2.3 million of revenue from its stabilization products.

         Diagnostic Formats

         The Company also licenses a format for in vitro diagnostic tests developed during the early years of the Company. This format has found broad application in the expanding area of rapid point-of-care diagnostic testing, such as pregnancy and strep tests, and generated $2.8 million of royalty revenue for the Company in fiscal 1999 pursuant to a license agreement with Abbott Laboratories. Although this revenue is expected to grow in the future with the increased sales of licensed products, limited additional SurModics-funded research and development is being undertaken in this area.

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

         As medical devices become more sophisticated and complex, the Company believes the need for optimized surface properties will grow. The Company intends to continue its development efforts to expand its PhotoLink technology to provide additional optimized surface properties to meet these needs. The Company's technical strategy is to target selected coating characteristics for further development, in order to facilitate and shorten the license cycle. The Company has begun to perform research into applications for future products both on its own and in conjunction with some of its licensees. Some of the research and development projects currently being worked on include coatings for site-specific drug release, bone and cartilage repair, enhanced tissue growth, long-term blood compatibility and DNA immobilization methods. In addition to expanding the number of medical applications that may use PhotoLink technology, the Company is working on improving the coating process for metals, developing a process for coating the interior diameter of medical devices, expanding the portfolio of PhotoLink reagents, and developing additional proprietary products in which PhotoLink reagents serve as the end product. An example of this is the 3D-Link Activated Slide.

         The technical staff of the Company consists of 61 employees, including eleven with Ph.D. degrees, seven with Masters degrees and 40 with Bachelor degrees, with expertise in chemistry, biomedical engineering, biology, microbiology, cell biology and biochemistry. The technical staff is organized into five areas of specialization: hydrophilicity, microbiology, hemocompatibility, biochemistry and tissue engineering. In addition, a chemistry group supports the synthesis of new reagents needed by the other five groups.

         In fiscal 1998 and 1999, the Company's research and development expenses were $4.5 million and $5.2 million, respectively. The Company's research and development efforts are often funded by commercial licensees and government agencies. Such research and development revenues were approximately $2.0 million in both years.

         Since its founding, the Company has actively participated in the federal government's Small Business Innovative Research ("SBIR") program to fund development efforts. Since 1979, 141 research contracts resulting in revenues of over $25.0 million have been awarded to SurModics, primarily under the SBIR program. Grant proposals are generally directed toward the commercial strategies of the Company. The Company retains commercial rights to discoveries and technologies resulting from the research and development efforts funded by these grants. Where possible, licensees' products or substrates are used when performing research under the grant; thus the results are often directly applicable to SurModics' licensees. Grant funding has also allowed SurModics to maintain a larger and more technologically diverse employee base than would otherwise be possible.

Patents and Proprietary Rights

         The Company has taken steps intended to protect certain PhotoLink related inventions through a series of patents covering a variety of coating methods, reagents and formulations, as well as particular medical device applications, based on or employing the Company's proprietary photoreactive chemistry. The patents related to the PhotoLink technology include 16 issued U.S. patents, twelve pending U.S. patent applications, 30 issued foreign patents, and 40 pending foreign patent applications. The Company generally files international patent applications in parallel with its U.S. applications. The Company generally files national or regional applications in Australia, Canada, Europe, Japan, and Mexico. In addition to the patents related to the PhotoLink technology, SurModics has seven issued U.S. patents, one pending U.S. patent application, 19 issued foreign patents and four pending foreign patent applications related to its diagnostic technology. There can be no assurance that any of the pending patent applications will be allowed.

         The Company also relies heavily upon trade secrets and unpatented proprietary technology. The Company seeks to maintain the confidentiality of such information by requiring employees, consultants and other parties to sign confidentiality agreements and by limiting access by parties outside the Company to such information. The Company also does not divulge the detailed chemical structure of its reagent chemical to anyone, including clients. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of this information or that others will not be able to independently develop such information. Additionally, there can be no assurance that any agreements regarding confidentiality and non-disclosure will not be breached, or, in the event of any breach, that adequate remedies would be available to the Company.

Marketing and Sales

         The Company markets its PhotoLink technology throughout the world using a direct sales force consisting of three licensing managers who focus on specific markets such as cardiology, neurology, urology and orthopedic products. This specialization fosters an in-depth knowledge of the issues faced by SurModics' licensees within these markets such as technology changes, biomaterial changes and the regulatory environment.

         Because the sales cycle can take several months from feasibility demonstration to the execution of a license agreement, the Company focuses its sales efforts on potential licensees with established market positions rather than those with only development stage products which may never come to market. Generally, the PhotoLink technology is licensed on a nonexclusive basis to medical device manufacturers for use on specific products. This strategy enables the Company to license the PhotoLink technology to multiple licensees in the same market. SurModics also targets selling new applications to existing licensees. The Company believes the sales cycle is much faster in these situations because the licensee is already familiar with the technology and the general terms of the license have already been negotiated.

         As part of its marketing strategy, the Company publishes technical literature on each surface capability of the PhotoLink technology (i.e., lubricity, hemocompatibility, etc.). In addition, the Company participates at major trade shows and technical meetings, advertises in trade journals and through its website, and conducts direct mailings to appropriate target markets.

         The Company also offers ongoing customer service and technical support throughout a licensee's relationship with SurModics. This service and support begins with a coating feasibility study at no charge to the licensee and also includes additional services such as assistance in the transfer of the technology to the licensee, further coating optimization, process control and trouble shooting, and assistance with FDA submissions for coated product approval. Certain of these services are billable to the client.

Competition

         Competition in the medical device industry has resulted in an increase in competition in the surface modification market. The Company's PhotoLink technology competes with technologies developed by Carmeda (a division of Norsk Hydro, Inc.), Specialty Coatings Systems, Spire Corporation and STS Biopolymers Inc., among others. In addition, many medical device manufacturers have developed or are engaged in efforts to develop surface modification technologies for use on their own products. Most competitors marketing surface modification to the outside marketplace are divisions of organizations with businesses in addition to surface modification. Overall, the Company believes the worldwide market is very fragmented with no competitor marketing to third parties having more than a 10% market share. Some of the Company's existing and potential competitors (especially medical device manufacturers pursuing coating solutions through their own research and development efforts) have substantially greater financial, technical and marketing resources than the Company.

         SurModics attempts to differentiate itself from its competition by providing what it believes is a high value-added solution to surface modification. The Company believes that the primary factors customers consider in choosing a particular surface modification technology are performance, ease of manufacturing, ability to produce multiple properties from a single process, compliance with manufacturing regulations, customer service and pricing. The Company believes that its PhotoLink process competes favorably with respect to these factors, enabling it to charge a premium price. The Company believes that the cost and time required to obtain the necessary regulatory approvals significantly reduces the likelihood of a manufacturer changing the coating process it uses once a device has been approved for sale.

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

         The Company also manufactures its stabilization products. These products are a group of sterile-filtered liquids that generally share a three-step production process. A standard recipe of chemicals is mixed in high purity water, these liquids are sterile-filtered into specific container sizes under aseptic conditions, and the resultant finished goods are bottled and labeled.

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

         Recent U.S. legislation allows device manufacturers, prior to obtaining FDA approval to market a medical device in the U.S., to manufacture the device in the U.S. and export it for sale in international markets, which generally allows SurModics to realize earned royalties sooner. However, sales of medical devices outside the U.S. are subject to international requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required by the FDA.

Employees

         As of December 1, 1999, SurModics had 102 full-time and 4 part-time employees of whom 74 were engaged in development or manufacturing positions, with the remainder in marketing, quality or administrative positions. Of SurModics' employees, 11 hold Ph.D. degrees and 15 hold Masters degrees. The Company is not a party to any collective bargaining agreements and believes that its employee relations are good.

         Management believes that the future success of the Company will depend in part on its ability to attract and retain qualified technical, management and marketing personnel. Such experienced personnel are in high demand, and the Company must compete for their services with other firms which may be able to offer more favorable benefits.


ITEM 2.  DESCRIPTION OF PROPERTY

         In May 1999, SurModics purchased the land and building it currently occupies in Eden Prairie, Minnesota for approximately $3.2 million. The purchase of the building was internally funded and remains unencumbered. The building has approximately 64,000 square feet of space. The Company occupies approximately 48,000 square feet and rents the remaining 16,000 square feet to two tenants. In August 1999, the Company began approximately $1.0 million of construction to convert 12,000 square feet of space previously leased by two tenants to additional laboratory space and office space. When construction is completed in December 1999, there will be approximately 17,000 square feet of office space, 23,000 square feet of laboratory space and 8,000 square feet of manufacturing space. Approximately 6,000 square feet of the manufacturing space is a HEPA-filtered, highly controlled environment, but not certified as a "clean room" under FDA standards. The Company believes that projected capacity of the manufacturing area is adequate to service the needs of its licensees for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to nor is any of its property subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)        Use of Proceeds for the period ending September 30, 1999.

         (1)        Effective Date:                 March 3, 1998
                    SEC File Number:                333-43217
         (2)        Offering Date:                  March 3, 1998
         (4)(i)     The offering has terminated; all securities registered
                    were sold.
         (4)(ii)    Managing Underwriter:           John G. Kinnard and Company,
                                                           Incorporated
         (4)(iii)   Title of Securities:            Common Stock
         (4)(iv)    Amount Registered:              2,300,000
                    Aggregate Offering Price:       $17,250,000
                    Amount Sold:                    2,300,000
                    Aggregate Offering Price Sold:  $17,250,000
         (4)(v)     Underwriting Discounts and
                    Commissions                     $ 1,293,750
                    Other Expenses                  $   435,148
                    Total  Expenses                 $ 1,728,898
         All the above items represented direct or indirect payments to others.
         (4)(vi)    Net Offering Proceeds           $15,521,102
         (4)(vii)   Use of Net Offering Proceeds:
                    Research and development        $ 1,066,000
                    Sales and marketing             $   825,000
                    Building and equipment upgrades $ 5,046,000
                    Patent protection               $   111,000
                    Working capital and general
                    corporate purposes              $   666,000
                    Administration                  $    62,000
                    Money market funds              $ 7,745,102
                    All the above items represented direct or indirect payments to others.

         (b) The information required by Item 5 relating to the Company's Common Stock and other shareholder matters is incorporated herein by reference to the section entitled "Stock Listing and Price History" which appears in the Company's 1999 Annual Report to Shareholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS

         The balance sheets as of September 30, 1999 and 1998 and the statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999 together with the Report of Independent Public Accountants contained on pages 14 through 24 of the Company's Annual Report to Shareholders for the year ended September 30, 1999 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, ages and positions of the Company's executive officers are as follows:

Name                          Age                Position
----                          ---                --------
Dale R. Olseth ............    69   Chairman and Chief Executive Officer
James C. Powell ...........    50   President and Chief Operating Officer
Stephen C. Hathaway .......    44   Vice President and Chief Financial Officer
Patrick E. Guire, Ph.D. ...    63   Senior Vice President of Research and
                                        Chief Scientific Officer
Walter H. Diers, Jr........    48   Vice President of Corporate Development
Marie J. Versen ...........    38   Vice President of Quality Management and
                                        Regulatory Compliance

         Dale R. Olseth joined the Company in 1986 as its President, Chief Executive Officer and a director of the Company and has served as Chairman since 1988. Mr. Olseth also serves on the Board of Directors of The Toro Company and Graco Inc. He served as Chairman or President and Chief Executive Officer of Medtronic, Inc. from 1976 to 1986. From 1971 to 1976, Mr. Olseth served as President and Chief Executive Officer of Tonka Corporation. Mr. Olseth received a B.B.A. degree from the University of Minnesota in 1952 and an M.B.A. degree from Dartmouth College in 1956.

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

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter ended September 30, 1999.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SURMODICS, INC.
                                       ("Registrant")


Dated:  December 22, 1999              By: /s/ Dale R. Olseth
                                           Dale R. Olseth
                                           Chairman and Chief Executive Officer

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

   Signature                   Title                                  Date

/s/ Dale R. Olseth        Chairman, Chief Executive Officer   December 22, 1999
Dale R. Olseth            and Director (Chief Executive
                          Officer)
/s/ Stephen C. Hathaway   Vice President and Chief Financial  December 22, 1999
Stephen C. Hathaway       Officer (Chief Financial and
                          Accounting Officer)

------------------------- Director                            December __, 1999
Donald S. Fredrickson, M.D.

------------------------  Director                            December __, 1999
James J. Grierson

/s/ Patrick E. Guire      Director                            December 22, 1999
Patrick E. Guire

/s/ Kenneth H. Keller     Director                            December 22, 1999
Kenneth H. Keller

/s/ David A. Koch         Director                            December 22, 1999
David A. Koch

/s/ Kendrick B. Melrose   Director                            December 22, 1999
Kendrick B. Melrose

                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-KSB

                  For the Fiscal Year Ended September 30, 1999

                                 SURMODICS, INC.


Exhibit


3.1 Restated Articles of Incorporation, as amended--incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, SEC. File No. 0-23837

3.2 Bylaws, as amended to date--incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998, SEC. File No. 0-23837.

10.1* Company's Incentive 1987 Stock Option Plan, including specimen of Incentive Stock Option Agreement--incorporated by reference to Exhibit
         10.2 to the Company's Registration Statement on form SB-2, Reg. No. 333-43217

10.2* Company's Incentive 1997 Stock Option Plan, including specimen of Incentive Stock Option Agreement--incorporated by reference to Exhibit
         10.3 to the Company's Registration Statement on form SB-2, Reg. No. 333-43217

10.3*    Form of Restricted Stock Agreement--incorporated by reference to
         Exhibit 10.4 to the Company's Registration Statement on form SB-2, Reg. No. 333-43217

10.4* Form of Non-qualified Stock Option Agreement--incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on form SB-2, Reg. No. 333-43217

10.5 Form of License Agreement--incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on form SB-2, Reg. No. 333-43217

10.6 License Agreement with Abbott Laboratories dated November 20, 1990, as amended--incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on form SB-2, Reg. No. 333-43217

10.7 Purchase and Sale Agreement dated March 31, 1999 between the Company and Prairie View Jack Ltd.--incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999, SEC. File No. 0-23837.

10.8* SurModics, Inc. Executive Income Continuation Plan--incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, SEC. File No. 0-23837.

13 Portions of Annual Report to Shareholders for the fiscal year ended September 30, 1999 incorporated by reference in this Form 10-KSB

23       Consent of Arthur Andersen LLP

24       Power of Attorney (included on signature page of this Form 10-KSB).

27       Financial Data Schedule
----------------
*Management contract or compensatory plan or arrangement