Form 10-Q
period 1999-12-31
SURMODICS INC
filed 2000-02-14
CIK 924717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________

                         Commission File Number 0-23837

                                 SurModics, Inc.
             (Exact name of registrant as specified in its Charter)

    MINNESOTA                                         41-1356149
(State of incorporation)                   (I.R.S. Employer Identification No.)

                              9924 West 74th Street
                          Eden Prairie, Minnesota 55344
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (612) 829-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes X          No __

The number of shares of the registrant's Common Stock, $.05 par value per share, outstanding as of January 31, 2000 was 7,778,295.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                SURMODICS, INC.
                                            Condensed Balance Sheets
                                       (In thousands, except share data)

                                                                    December 31,   September 30,
                                                                       1999           1999
                                                                     --------       --------
                                 ASSETS                             (Unaudited)

CURRENT ASSETS:
     Cash & cash equivalents                                         $  1,777       $  1,975
     Short-term investments                                             4,390          3,947
     Accounts receivable, net                                           1,211          1,433
     Inventories                                                          473            459
     Prepaids and other                                                   410            260
                                                                     --------       --------
               Total current assets                                     8,261          8,074
                                                                     --------       --------

PROPERTY AND EQUIPMENT, net                                             6,384          5,275
LONG-TERM INVESTMENTS                                                  15,478         15,917
DEFERRED TAX ASSETS                                                     1,910          2,465
OTHER ASSETS, net                                                         221            227
                                                                     --------       --------

                                                                     $ 32,254       $ 31,958
                                                                     ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                $    307       $    710
     Accrued liabilities                                                  899          1,261
     Deferred revenues                                                    255            268
                                                                     --------       --------

               Total liabilities                                        1,461          2,239
                                                                     --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Series A Preferred stock-
          $.05 par value, 150,000 shares authorized;
          no shares issued or outstanding                                --             --
     Common stock-
          $.05 par value, 15,000,000 shares authorized;
          7,746,236 and 7,701,921 shares issued and outstanding           387            385
     Additional paid-in capital                                        32,191         32,009
     Unearned compensation                                               (245)          (267)
     Stock purchase notes receivable                                      (38)           (58)
     Accumulated other comprehensive income                              (283)          (187)
     Accumulated deficit                                               (1,219)        (2,163)
                                                                     --------       --------
               Total stockholders' equity                              30,793         29,719
                                                                     --------       --------

                                                                     $ 32,254       $ 31,958
                                                                     ========       ========

 The accompanying notes are an integral part of these condensed balance sheets.

                                           SURMODICS, INC.
                                    Condensed Statements of Income
                                (In thousands, except per share data)
                                             (Unaudited)

                                                                   Three Months Ended
                                                                       December 31,
                                                                  1999             1998
                                                                 -------       -------
REVENUES:
     Royalties                                                   $ 2,350       $ 1,306
     License fees                                                    100           265
     Product sales                                                 1,234           630
     Research and development                                        465           438
                                                                 -------       -------
         Total revenues                                            4,149         2,639
                                                                 -------       -------
OPERATING COSTS AND EXPENSES:
     Product                                                         396           283
     Research and development                                      1,608         1,165
     Sales and marketing                                             377           398
     General and administrative                                      562           528
                                                                 -------       -------
         Total operating costs and expenses                        2,943         2,374
                                                                 -------       -------

INCOME FROM OPERATIONS                                             1,206           265
                                                                 -------       -------

OTHER INCOME:
     Investment income, net                                          293           269
     Gain on sale of investments                                       1            99
                                                                 -------       -------
         Other income, net                                           294           368
                                                                 -------       -------

INCOME BEFORE PROVISION FOR INCOME TAXES                           1,500           633

INCOME TAX BENEFIT (PROVISION)                                      (556)          292
                                                                 -------       -------

NET INCOME                                                       $   944       $   925
                                                                 =======       =======


NET INCOME PER SHARE:
     Basic                                                       $  0.12       $  0.13
     Diluted                                                     $  0.11       $  0.12

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic weighted average common shares outstanding              7,718         7,230
     Dilutive effect of outstanding stock options                    523           602
                                                                 -------       -------
         Diluted weighted average common shares outstanding        8,241         7,832

         The accompanying notes are an integral part of these condensed financial statements.

                                                SURMODICS, INC.
                                      Condensed Statements of Cash Flows
                                                (In thousands)
                                                  (Unaudited)

                                                                       Three Months Ended
                                                                           December 31,
                                                                      ---------------------
                                                                        1999         1998
                                                                      -------       -------
OPERATING ACTIVITIES:
     Net income                                                       $   944       $   925
     Adjustments to reconcile net income to net cash provided by operating activities-
            Depreciation and amortization                                 210           176
            Amortization of unearned compensation, net                     22            15
            Change in deferred rent                                      --              (6)
            Change in deferred tax                                        555          (292)
            Change in assets and liabilities:
                Accounts receivable                                       222           111
                Inventories                                               (14)          (51)
                Prepaids and other                                       (150)          (99)
                Accounts payable and accrued liabilities                 (765)         (492)
                Deferred revenues                                         (13)          (31)
                                                                      -------       -------
                    Net cash provided by operating activities           1,011           256
                                                                      -------       -------

INVESTING ACTIVITIES:
     Purchases of property and equipment, net                          (1,313)         (361)
     Purchases of available-for-sale investments                       (3,943)       (8,972)
     Sales/maturities available-for-sale investments                    3,843         8,556
     Repayment of stock purchase notes receivable                          20            65
                                                                      -------       -------
                    Net cash used in investing activities              (1,393)         (712)
                                                                      -------       -------

FINANCING ACTIVITIES:
     Issuance of common stock                                             184           131
                                                                      -------       -------

                    Net decrease in cash and cash equivalents            (198)         (325)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                1,975         1,344
                                                                      =======       =======
     End of period                                                    $ 1,777       $ 1,019
                                                                      =======       =======


         The accompanying notes are an integral part of these condensed financial statements.

                                 SURMODICS, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) Basis of Presentation:

     In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management's best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

     According to the rules and regulations of the Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. Read together with the disclosures below, management believes the interim financial statements are presented fairly. However, these unaudited condensed financial statements should be read together with the financial statements for the year ended September 30, 1999 and footnotes thereto included in the Company's form 10-KSB as filed with the Securities and Exchange Commission.

(2) New Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Based on current operations, the Company anticipates that the adoption of SFAS No. 133 in fiscal 2002 will not have a significant impact on its results of operations.

(3) Comprehensive Income

     The components of comprehensive income for the three-month periods are as follows:


                                              Three months ended December 31,
                                                1999                 1998
                                            --------------       -------------
                                                (dollars in thousands)
 Net income                                     $944                 $925

 Other comprehensive income:
     Change in unrealized loss on
     available-for-sale securities              (96)                 (196)
                                            --------------       -------------
 Total comprehensive income                     $848                 $729
                                            ==============       =============

(4) Operating Segments

                                                                          Research &
(dollars in thousands)                     Licensing     Manufacturing    Development     Corporate      Consolidated
                                           ---------     -------------    -----------     ---------      ------------

Three Months Ended December 31, 1999
Revenues:
    PhotoLink                               $ 1,744         $   605         $   272         $  --           $ 2,621
    Diagnostic                                  705            --              --              --               705
    Stabilization & other                      --               630            --              --               630
    Government                                 --              --               193            --               193
                                            -------         -------         -------         -------         -------
Total Revenues                                2,449           1,235             465            --             4,149
Expenses                                       --               396           1,608             939           2,943
                                            -------         -------         -------         -------         -------
Operating income (loss)                       2,449             839          (1,143)           (939)          1,206
Other income                                                                                    294             294
Income tax provision                                                                           (556)           (556)
                                                                                                            -------
Net income                                                                                                  $   944
                                                                                                            =======


Three Months Ended December 31, 1998

Revenues:
    PhotoLink                               $   960         $   245         $   209         $  --           $ 1,414
    Diagnostic                                  611            --              --              --               611
    Stabilization & other                      --               385            --              --               385
    Government                                 --              --               229            --               229
                                            -------         -------         -------         -------         -------
Total Revenues                                1,571             630             438            --             2,639
Expenses                                       --               283           1,165             926           2,374
                                            -------         -------         -------         -------         -------
Operating income (loss)                       1,571             347            (727)           (926)            265
Other income                                                                                    368             368
Income tax benefit                                                                              292             292
                                                                                                            -------
Net income                                                                                                  $   925
                                                                                                            =======


(5) 1999 Employee Stock Purchase Plan

     On November 15, 1999 the Board of Directors adopted, and on January 24, 2000 shareholders approved, the Company's 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan permits all full-time and part-time employees (including officers) of the Company to purchase stock of the Company. The Stock Purchase Plan does not allow an employee to purchase stock through the Stock Purchase Plan if immediately after the grant of an option, he or she would own stock representing 5% or more of the total combined voting power or value of all classes of the stock of the Company. The Stock Purchase Plan will terminate on February 28, 2010, unless the Board of Directors extends the term of the Plan.

(6) Stockholders' Equity

     On January 24, 2000 shareholders approved an amendment to the Articles of Incorporation to eliminate all references in the Articles to a class of Convertible Preferred Stock, shares of which were automatically converted as part of the Company's initial public offering in 1998.

     Additionally, the Amendment increased the total number of authorized shares of the Company to 50,000,000 consisting of 45,000,000 shares of Common Stock, $0.05 par value per share, 150,000 of Series A Preferred Stock, $.05 par value per share, and 4,850,000 undesignated shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

                  Three Months Ended December 31, 1999 and 1998

     Revenues. The Company's revenues were $4.1 million for the first quarter of fiscal 2000, an increase of $1.5 million, or 57%, over the same period of fiscal 1999. The revenue components were as follows (in thousands):

                                                                               $ Increase     % Increase
                                                           1999        1998     (Decrease)    (Decrease)
       PhotoLink(R) revenue:
           Royalties                                     $1,644        $695          $949        137%
           License fees                                     100         265          (165)       (62%)
           Reagent chemical sales                           605         245           360        147%
           Commercial development                           272         209            63         30%
                                                            ---         ---            --
               Total PhotoLink revenue                    2,621       1,414         1,207         85%
       Other revenue:
           Diagnostic royalties                             705         611            94         15%
           Stabilization products                           630         385           245         64%
           Government research                              193         229           (36)       (16%)
                                                            ---         ---          ----
                  Total revenues                         $4,149      $2,639        $1,510         57%
                                                         ======      ======         =====


     First quarter revenue growth of 57% was distributed across several operating segments but resulted primarily from an 85% increase in PhotoLink-related revenue. The 137% growth in PhotoLink royalties was due primarily to increased sales of coated products sold by the Company's licensees. In addition, the first quarter royalties included a one-time royalty payment of $225,000 from a client as the result of a license renegotiation. Several products have been bundled in this contract and the client will pay a tiered royalty based on sales volume. If this one-time payment were excluded, royalties would still have more than doubled between years. During the quarter, approximately 86% of the PhotoLink royalties received were earned royalties based on the clients' sale of coated products. The remaining royalties were minimum payments made to SurModics prior to a medical device reaching the market.

     The 147% increase in reagent chemical sales (those chemicals used by licensees in the PhotoLink coating process) was due to growing production of PhotoLink-coated devices by SurModics' clients. While a single client purchased more than half of the reagents sold during the quarter, reagents purchased by this customer are expected to decrease in the last half of the year as a result of collaborative efforts to improve processing efficiencies.

     SurModics signed five new PhotoLink license agreements during the first quarter, which resulted in license fee revenue of $100,000. The Company has license agreements with 46 companies covering over 100 different products. A 64% increase in stabilization sales contributed to the bulk of revenue growth outside of PhotoLink. This rate of growth is not expected to continue during the rest of the year since the level of stabilization sales has been fairly flat over the last four quarters.

     Product costs. The Company's product costs were $396,000 for the first quarter of fiscal 2000, an increase of $113,000, or 40%, over the same period of fiscal 1999. Overall product margins increased to 68% in the first quarter of fiscal 2000 from 55% in the same period of fiscal 1999. The continued margin improvement was the result of efficiencies achieved in manufacturing reagent chemicals and stabilization products based on increased production volumes.

     Research and development expenses. Research and development expenses were $1.6 million for the first quarter of fiscal 2000, an increase of $443,000, or 38%, over the same period of fiscal 1999. The change was primarily due to compensation and benefits associated with technical personnel added by the Company over the last year, increased patent and legal fees, and supplies cost to equip the newly completed laboratory space.

     Sales and marketing expenses. Sales and marketing expenses were $377,000 for the first quarter of fiscal 2000, a $21,000 or 5% decrease from the same period of fiscal 1999. Increased promotional expenses were more than offset by decreased compensation and benefit costs due to open positions. It is expected that these positions will be filled in the second quarter.

     General and administrative expenses. General and administrative expenses were $562,000 for the first quarter of fiscal 2000, an increase of $34,000, or 6%, over the same period of fiscal 1999. The increase was the result of compensation and benefit costs of employees hired in the last half of the previous fiscal year.

     Income from operations. The Company's income from operations was $1.2 million for the first quarter of fiscal 2000, an increase of $941,000, or 355%, over the same period of fiscal 1999.

     Other income, net. The Company's other income was $294,000 for the first quarter of fiscal 2000, a decrease of $74,000, or 20%, over the same period of fiscal 1999. An increase in investment income in the current period was offset by a decrease in realized gains on the sale of investments. The first quarter of fiscal 1999 included a $99,000 realized gain from the sale of investments.

     Income tax expense. The Company's income tax provision was $556,000 for the first quarter of fiscal 2000 versus a $292,000 income tax benefit recorded in the same period of fiscal 1999. Net income for the first quarter of fiscal 1999 included the reversal of income tax valuation reserves of approximately $525,000 reducing the Company's tax provision at statutory rates to a net credit of $292,000. Excluding the effect of the reversal of income tax valuation reserves, the Company's net income and diluted income per share would have been as follows on a proforma basis:

                                                   Proforma
                                       Three Months Ended December 31,
                                          1999                 1998
                                          ----                 ----
 Net income before provision for
   income taxes                         $ 1,500,000         $   633,000
 Income tax provision                      (556,000)           (231,000)
                                        -----------         -----------
 Net income                             $   944,000         $   402,000
                                        ===========         ===========

 Diluted net income per share           $      0.11         $      0.05
                                        ===========         ===========

     Other comprehensive loss. The Company's other comprehensive loss was $96,000 for the first quarter of fiscal 2000. This loss was due to a reduction in the market value of the Company's long-term investments available for sale due to continued increases in interest rates. As of December 31, 1999, the Company had a net $283,000 unrealized loss related to those investments.


Liquidity and Capital Resources

     As of December 31, 1999, the Company had working capital of approximately $6.8 million and cash, cash equivalents and investments totaling approximately $21.6 million. The Company's investments principally consist of U.S. government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are three years or less. The Company generated positive cash flows from operating activities of $1.0 million in the first three months, which was an increase of 295% for the same period of last year, primarily due to the change in the deferred tax asset as described above. Approximately $1.4 million of cash was used for investing activities during the first three months compared to $712,000 last year. The significant change in investing activities between years was due to approximately $600,000 in progress payments made on the construction of additional laboratory and office space. The Company gained occupancy of the additional space in early December 1999. The total cost of the additional space is approximately $1.0 million. Finally, $184,000 of cash was generated from financing activities due to the exercise of stock options during the first three months of the year.

     As of December 31, 1999, the Company had no debt, nor did it have any credit agreements. The Company believes that its existing capital resources will be adequate to fund the Company's operations into the foreseeable future.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company maintains an investment portfolio in accordance with its investment policy. The primary objectives of the Company's investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The Company's investment policy requires investments with high-credit-quality issuers and limits the amount of credit exposure to any one issuer.

     The Company's investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are three years or less. All of the Company's cash equivalents and marketable securities are classified as available-for-sale securities.

     The securities held in the company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. The Company has determined that a hypothetical ten percent increase in interest rates would result in an approximate $150,000 decrease in the fair value of the Company's available-for-sale securities as of December 31, 1999, but no material impact on the results of operations or cash flows. SurModics does not use derivative instruments in its investment portfolio.

Forward Looking Statements

     The statements contained in this quarterly report relating to future revenue growth and expense levels are based on current expectations and involve a number of risks and uncertainties. These statements are forward looking and are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. The following factors could cause royalty revenue to materially and adversely differ from that anticipated: the ability of the Company's licensees to successfully gain regulatory approval for, market and sell products incorporating the Company's technology; the amount and timing of resources devoted by the Company's licensees to market and sell products incorporating the Company's technology; the Company's ability to attract new licensees and to enter into agreements for additional applications with existing licensees; the Company's ability to maintain a competitive position in the development of technologies and products in its areas of focus; and business and general economic conditions.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

             None.

Item 2.  Changes in Securities and Use of Proceeds.

         Use of Proceeds for the period ending December 31, 1999.
         (1)       Effective Date:                                                       March 3, 1998
                   SEC File Number:                                                      333-43217
         (2)       Offering Date:                                                        March 3, 1998
         (4)(i)    The offering has terminated;  all securities registered were sold.
         (4)(ii)   Managing Underwriter:                                                 John G. Kinnard and
                                                                                         Company, Incorporated
         (4)(iii)  Title of Securities:                                                  Common Stock
         (4)(iv)   Amount Registered:                                                      2,300,000
                   Aggregate Offering Price:                                             $17,250,000
                   Amount Sold:                                                            2,300,000
                   Aggregate Offering Price Sold:                                        $17,250,000
         (4)(v)    Underwriting Discount and Commissions                                 $ 1,293,750
                   Other Expenses                                                        $   435,148
                   Total Expenses                                                        $ 1,728,898
                   All the above items represented direct or indirect payments to others.
         (4)(vi)   Net Offering Proceeds                                                 $15,521,102
         (4)(vii)  Use of Net Offering Proceeds:
                   Research and development                                              $ 1,372,000
                   Sales and marketing                                                   $   998,000
                   Property and equipment upgrades                                       $ 6,416,000
                   Patent protection                                                     $   123,000
                   Working capital and general corporate purposes                        $   773,000
                   Administration                                                        $    93,000
                   Money market funds                                                    $ 5,746,102
                   All the above items represented direct or indirect payments to others.

Item 3.  Defaults Upon Senior Securities.

          None.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)      The Company held its Annual Meeting of shareholders on January 24,
         2000.

(b) Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934. The shareholders voted on four matters: (i) to set the number of directors at seven (7), (ii) to approve the Company's 1999 Employee Stock Purchase Plan, (iii) to amend the Articles of Incorporation to increase of the authorized Common Stock from 15,000,000 to 45,000,000, (iv) to elect Class I directors. The shareholders approved all four matters by the following votes:

                                                                            Votes          Votes          Broker
                                                          Votes For        Against       Abstained       Non-Votes
                                                        --------------- -------------- --------------- --------------

(i)    Set the number of directors at seven (7)           6,663,811          1,650           7,012        316,708

(ii)   Approve the Company's 1999 Employee
       Stock Purchase Plan                                6,618,086         25,895          28,492        316,708

(iii)  Amend the Articles of Incorporation, including
       an increase of the authorized Common
       Stock form 15,000,000 to 45,000,000 shares         6,341,549        311,004          19,920        316,708

                                                                            Votes          Broker
                                                          Votes For       Withheld       Non-Votes
                                                        --------------- -------------- ---------------
(iv)   Elect Class I directors
           Patrick E. Guire                               6,656,555         15,918         316,708
           Donald S. Fredrickson                          6,649,555         22,918         316,708


Item 5.  Other Information.

             None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits - 3.1   Articles of Incorporation, as amended to date

                 27    Financial Data Schedule



(b)   Reports on Form 8-K -  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SurModics, Inc.

February 14, 2000
                                            By: /s/ Stephen C. Hathaway
                                                Stephen C. Hathaway
                                                Vice President & CFO
                                                (Principal Financial Officer)

                                  Exhibit Index


 Exhibit Number                          Description
      3.1                 Articles of Incorporation, as amended to date
       27                 Financial Data Schedule