Form 10-Q
period 2000-03-31
SURMODICS INC
filed 2000-05-15
CIK 924717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                             Yes X         No __

The number of shares of the registrant's Common Stock, $.05 par value per share, outstanding as of April 30, 2000 was 7,816,820.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 SURMODICS, INC.
                            Condensed Balance Sheets
                        (In thousands, except share data)

                                                                             March 31,           September 30,
                                                                               2000                   1999
                                                                         ------------------     -----------------
                                 ASSETS                                     (Unaudited)

CURRENT ASSETS:
     Cash & cash equivalents                                                        $2,640                $1,975
     Short-term investments                                                         10,415                 3,947
     Accounts receivable, net                                                        1,360                 1,433
     Inventories                                                                       511                   459
     Prepaids and other                                                                618                   260
                                                                         ------------------     -----------------
               Total current assets                                                 15,544                 8,074
                                                                         ------------------     -----------------
PROPERTY AND EQUIPMENT, net                                                          6,879                 5,275
LONG-TERM INVESTMENTS                                                                9,246                15,917
DEFERRED TAX ASSETS                                                                  1,374                 2,465
OTHER ASSETS, net                                                                      216                   227
                                                                         ------------------     -----------------
                                                                                   $33,259               $31,958
                                                                         ==================     =================
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                 $641                  $710
     Accrued liabilities                                                             1,021                 1,261
     Deferred revenues                                                                 160                   268
                                                                         ------------------     -----------------
               Total liabilities                                                     1,822                 2,239
                                                                         ------------------     -----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Series A Preferred stock-
          $.05 par value, 150,000 shares authorized;
          no shares issued or outstanding                                               --                    --
     Common stock-
          $.05 par value, 45,000,000 shares authorized;
          7,802,805 and 7,701,921 shares issued and outstanding                        390                   385
     Additional paid-in capital                                                     31,904                32,009
     Unearned compensation                                                            (216)                 (267)
     Stock purchase notes receivable                                                   (38)                  (58)
     Accumulated other comprehensive loss                                             (287)                 (187)
     Accumulated deficit                                                              (316)               (2,163)
                                                                         ------------------     -----------------
               Total stockholders' equity                                           31,437                29,719
                                                                         ------------------     -----------------
                                                                                   $33,259               $31,958
                                                                         ==================     =================



 The accompanying notes are an integral part of these condensed balance sheets.

                                 SURMODICS, INC.
                         Condensed Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                           Three Months Ended            Six Months Ended
                                                                                March 31,                    March 31,
                                                                            ----------------             ----------------
                                                                            2000       1999              2000        1999
                                                                            ----       ----              ----        ----
REVENUES:
     Royalties                                                             $2,503    $1,530            $4,853      $2,836
     License fees                                                             160        60               260         325
     Product sales                                                          1,188     1,160             2,422       1,790
     Research and development                                                 590       558             1,055         996
                                                                           ------    ------            ------      ------
         Total revenues                                                     4,441     3,308             8,590       5,947
                                                                           ------    ------            ------      ------
OPERATING COSTS AND EXPENSES:
     Product                                                                  467       397               862         679
     Research and development                                               1,776     1,213             3,384       2,379
     Sales and marketing                                                      354       437               732         835
     General and administrative                                               693       670             1,255       1,198
                                                                           ------    ------            ------      ------
         Total operating costs and expenses                                 3,290     2,717             6,233       5,091
                                                                           ------    ------            ------      ------
INCOME FROM OPERATIONS                                                      1,151       591             2,357         856
                                                                           ------    ------            ------      ------
OTHER INCOME:
     Investment income, net                                                   307       260               600         530
     Gain (loss) on sale of investments                                       (11)       (3)              (10)         95
                                                                           ------    ------            ------      ------
         Other income, net                                                    296       257               590         625
                                                                           ------    ------            ------      ------
INCOME BEFORE PROVISION FOR INCOME TAXES                                    1,447       848             2,947       1,481

INCOME TAX BENEFIT (PROVISION)                                               (543)      257            (1,100)        549
                                                                           ------    ------            ------      ------
NET INCOME                                                                   $904    $1,105            $1,847      $2,030
                                                                           ======    ======            ======      ======
NET INCOME PER SHARE:
     Basic                                                                  $0.12     $0.15             $0.24       $0.28
     Diluted                                                                $0.11     $0.14             $0.22       $0.26

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic weighted average common shares outstanding                       7,782     7,270             7,750       7,250
     Dilutive effect of outstanding stock options                             563       722               557         670
                                                                           ------    ------            ------      ------
         Diluted weighted average common shares outstanding                 8,345     7,992             8,307       7,920


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 SURMODICS, INC.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                         Six Months Ended
                                                                                            March 31,
                                                                                   -----------------------------
                                                                                       2000            1999
                                                                                   -------------   -------------
OPERATING ACTIVITIES:
     Net income                                                                          $1,847          $2,030
     Adjustments to reconcile net income to net cash provided by operating activities-
            Depreciation and amortization                                                   485             346
            Amortization of unearned compensation, net                                       43              30
            Change in deferred rent                                                          --             (12)
            Change in deferred tax                                                        1,091            (552)
            Change in assets and liabilities:
                Accounts receivable                                                          73            (371)
                Inventories                                                                 (52)            (52)
                Prepaids and other                                                         (358)            (13)
                Accounts payable and accrued liabilities                                   (309)           (434)
                Deferred revenues                                                          (108)            (66)
                                                                                   -------------   -------------
                    Net cash provided by operating activities                             2,712             906
                                                                                  -------------   -------------
INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                            (2,078)           (758)
     Purchases of available-for-sale investments                                        (13,626)        (15,434)
     Sales/maturities of available-for-sale investments                                  13,729          14,631
     Repayment of stock purchase notes receivable                                            20              68
                                                                                   -------------   -------------
                    Net cash used in investing activities                                (1,955)         (1,493)
                                                                                   -------------   -------------
FINANCING ACTIVITIES:
     Issuance of common stock, net                                                          (92)            408
                                                                                   -------------   -------------
                    Net increase (decrease) in cash and cash equivalents                    665            (179)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                  1,975           1,344
                                                                                   =============   =============
     End of period                                                                       $2,640          $1,165
                                                                                   =============   =============



                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                 SURMODICS, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) Basis of Presentation:

           In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management's best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The results of operations for the three months and six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(2) New Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. If certain conditions are met, a derivative may qualify for hedge accounting. Based on current operations, the Company anticipates that the adoption of SFAS No. 133 at the beginning of fiscal 2001 will not have a significant impact on its results of operations.

(3) Comprehensive Income

        The components of comprehensive income for the three-month and six-month periods are as follows:

                                 Three months ended         Six months ended
                                     March 31,                 March 31,
                                 ------------------        ------------------

(dollars in thousands)           2000         1999          2000          1999
                              ---------    --------      --------     ---------

Net income                      $904       $1,105        $1,847        $2,030

Other comprehensive income:
  Change in unrealized loss on
  available-for-sale securities   (4)        (117)         (100)         (312)

                               --------    --------      --------    ----------
Total comprehensive income       $900         $988        $1,747        $1,718
                               ========    ========      ========    ==========
                                       5

(4) Operating Segments


                                                            Research &
(dollars in thousands)     Licensing     Manufacturing     Development       Corporate       Consolidated
                          ------------  ----------------  ---------------  ---------------  ---------------

Six Months Ended March 31, 2000
Revenues:
    PhotoLink                  $3,475            $1,106             $668              $ -           $5,249
    Diagnostic                  1,638                 -                -                -            1,638
    Stabilization & other           -             1,316                -                -            1,316
    Government                      -                 -              387                -              387
                          ------------  ----------------  ---------------  ---------------  ---------------
Total Revenues                  5,113             2,422            1,055                -            8,590
Expenses                            -               862            3,384            1,987            6,233
                          ------------  ----------------  ---------------  ---------------  ---------------
Operating income (loss)         5,113             1,560           (2,329)          (1,987)           2,357
Other income                                                                          590              590
Income tax provision                                                               (1,100)          (1,100)
                                                                                            ---------------
Net income                                                                                          $1,847
                                                                                            ===============
Six Months Ended March 31, 1999
Revenues:
    PhotoLink                  $1,834              $775             $492              $ -           $3,101
    Diagnostic                  1,327                 -                -                -            1,327
    Stabilization & other           -             1,015                -                -            1,015
    Government                      -                 -              504                -              504
                          ------------  ----------------  ---------------  ---------------  ---------------
Total Revenues                  3,161             1,790              996                -            5,947
Expenses                            -               679            2,379            2,033            5,091
                          ------------  ----------------  ---------------  ---------------  ---------------
Operating income (loss)         3,161             1,111           (1,383)          (2,033)             856
Other income                                                                          625              625
Income tax benefit                                                                    549              549
                                                                                            ---------------
Net income                                                                                          $2,030
                                                                                            ===============


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

Results of Operations

                   Three Months Ended March 31, 2000 and 1999

         Revenues. The Company's revenues were $4.4 million for the second quarter of fiscal 2000, an increase of $1.1 million, or 34%, over the same period of fiscal 1999. The revenue components were as follows (in thousands):


                                                                       $ Increase      % Increase
                                                     2000        1999   (Decrease)      (Decrease)
                                                     ----        ----  -----------     ----------
 PhotoLink revenue:
     Royalties                                     $1,571        $814          $757         93%
     License fees                                     160          60           100        167%
     Reagent chemical sales                           501         530           (29)        (5%)
     Commercial development                           396         283           113         40%
                                                      ---         ---           ---
         Total PhotoLink revenue                    2,628       1,687           941         56%
 Other revenue:
     Diagnostic royalties                             933         716           217         30%
     Stabilization & other products                   686         630            56          9%
     Government research                              194         275           (81)       (29%)
                                                      ---         ---          ----
            Total revenues                         $4,441      $3,308        $1,133         34%
                                                   ======      ======        ======


         Second quarter revenue growth of 34% was primarily a result of a 56% increase in PhotoLink-related revenue. The 93% growth in PhotoLink royalties was due mostly to increased sales of coated products sold by the Company's licensees. During the quarter, approximately 82% of the PhotoLink royalties received were earned royalties based on the clients' sale of coated products. The remaining royalties were minimum payments made to SurModics prior to a medical device reaching the market. There were no additional license agreements signed during the second quarter. The $160,000 of license revenue was due to progress payments on PhotoLink license agreements signed in previous periods. The Company has license agreements with 46 companies covering over 100 different products.

         The 5% decrease in reagent chemical sales (those chemicals used by licensees in the PhotoLink coating process) was partially due to the reduction of sales to a single client as a result of collaborative efforts to improve processing efficiencies. While sales to this client continued to represent more than half of the reagents sold during the quarter, reagent sales to all other customers increased 22% over the same period last year.

         Commercial development revenue increased 40% due mostly to a large development project for a single client. While this project is continuing, the level of effort is expected to revert back to a more normal level. Therefore, commercial development revenue may decrease in the third quarter. The 30% increase in diagnostic royalty revenue contributed to the majority of revenue growth outside of PhotoLink. These royalties were impacted by a one-time spurt in sales. It is anticipated that the diagnostic royalties will be lower than historical levels over the next several quarters until certain manufacturing issues of a licensee are resolved.

         Product costs. The Company's product costs were $467,000 for the second quarter of fiscal 2000, an increase of $70,000, or 18%, over the same period of fiscal 1999. Overall product margins decreased to 61% in the second quarter of fiscal 2000 from 66% in the same period of fiscal 1999. The margin decline was primarily due to the scrapping of several production lots that failed to meet quality standards in the second quarter. It is expected that margins will return to recent levels in the third quarter.

         Research and development expenses. Research and development expenses were $1.8 million for the second quarter of fiscal 2000, an increase of $563,000, or 46%, over the same period of fiscal 1999. The change was primarily due to compensation and benefits associated with technical personnel added by the Company over the last year, increased patent and legal fees, and supplies cost to equip the newly completed laboratory space.

         Sales and marketing expenses. Sales and marketing expenses were $354,000 for the second quarter of fiscal 2000, an $83,000 or 19% decrease from the same period of fiscal 1999. Increased promotional expenses were more than offset by decreased compensation and benefit costs due to open positions. The company is currently attempting to fill these open positions.

         General and administrative expenses. General and administrative expenses were $693,000 for the second quarter of fiscal 2000, an increase of $23,000, or 3%, over the same period of fiscal 1999. The increase was the result of higher compensation and benefit costs and offset by lower outside consulting costs.

         Income from operations. The Company's income from operations was $1.2 million for the second quarter of fiscal 2000, an increase of $560,000, or 95%, over the same period of fiscal 1999.

         Other income, net. The Company's other income was $296,000 for the second quarter of fiscal 2000, an increase of $39,000, or 15%, over the same period of fiscal 1999. The increase is due to higher investment balances in the current period.

         Income tax expense. The Company's income tax provision was $543,000 for the second quarter of fiscal 2000 versus a $257,000 income tax benefit recorded in the same period of fiscal 1999. Net income for the second quarter of fiscal 1999 included the reversal of income tax valuation reserves of approximately $571,000 reducing the Company's tax provision at statutory rates to a net credit of $257,000. Excluding the effect of the reversal of income tax valuation reserves, the Company's net income and diluted income per share would have been as follows on a proforma basis:

                                                          Proforma
                                                Three Months Ended March 31,
                                                 2000                 1999
                                                 ----                 ----
Net income before provision for income taxes  $1,447,000            $848,000
Income tax provision                            (543,000)           (314,000)
                                               ---------           ---------
Net income                                     $ 904,000            $534,000
                                               =========           =========

Diluted net income per share                     $0.11                $0.07
                                                 =====                =====

         Other comprehensive loss. The Company's other comprehensive loss was $4,000 for the second quarter of fiscal 2000. This loss was due to a reduction in the market value of the Company's long-term investments available-for-sale due to increases in interest rates. As of March 31, 2000, the Company had a net $287,000 unrealized loss related to those investments.


                    Six Months Ended March 31, 2000 and 1999

         Revenues. The Company's revenues were $8.6 million for the first six months of fiscal 2000, an increase of $2.6 million, or 44%, over the same period of fiscal 1999. The revenue components were as follows (in thousands):


                                                                             $ Increase      % Increase
                                                           2000        1999   (Decrease)      (Decrease)
                                                           ----        ----  -----------     -----------
       PhotoLink revenue:
           Royalties                                     $3,215      $1,509        $1,706       113%
           License fees                                     260         325           (65)      (20%)
           Reagent chemical sales                         1,106         775           331        43%
           Commercial development                           668         492           176        36%
                                                            ---         ---           ---
               Total PhotoLink revenue                    5,249       3,101         2,148        69%
       Other revenue:
           Diagnostic royalties                           1,638       1,327           311        23%
           Stabilization & other products                 1,316       1,015           301        30%
           Government research                              387         504          (117)      (23%)
                                                            ---         ---         -----
                  Total revenues                         $8,590      $5,947        $2,643        44%
                                                         ======      ======        ======

         The overall revenue growth of 44% for the first six months was distributed across several operating segments but resulted primarily from a 69% increase in PhotoLink-related revenue. The 113% growth in PhotoLink royalties was due primarily to increased sales of coated products sold by the Company's licensees. In addition, the first quarter royalties included a one-time royalty payment of $225,000 from a client as the result of a license renegotiation. During the period, approximately 84% of the PhotoLink royalties received were earned royalties based on the clients' sale of coated products. The remaining royalties were minimum payments made to SurModics prior to a medical device reaching the market.

         The 43% increase in reagent chemical sales was due to growing production of PhotoLink-coated devices by SurModics' clients. SurModics signed five new PhotoLink license agreements during the first six months. The fees from these agreements, in addition to progress payments made on previously executed license agreements resulted in $260,000, a 20% decrease from the $325,000 recorded on the seven license agreements signed in the same period last year. Stabilization and other product sales increased 30% from the same period in fiscal 1999. This rate of growth is not expected to continue since stabilization sales have leveled out over the last few quarters.

         Product costs. The Company's product costs were $862,000 for the first six months of fiscal 2000, an increase of $183,000, or 27%, over the same period of fiscal 1999. Overall product margins increased to 64% in the first six months of fiscal 2000 from 62% in the same period of fiscal 1999. The continued margin improvement was the result of efficiencies achieved in manufacturing reagent chemicals and stabilization products based on increased production volumes.

         Research and development expenses. Research and development expenses were $3.4 million for the first six months of fiscal 2000, an increase of $1.0 million, or 42%, over the same period of fiscal 1999. The change was primarily due to compensation and benefits associated with technical personnel added by the Company over the last year, increased patent and legal fees, and supplies cost to equip the newly completed laboratory space.

         Sales and marketing expenses. Sales and marketing expenses were $732,000 for the first six months of fiscal 2000, a $103,000 or 12% decrease from the same period of fiscal 1999. Increased promotional expenses were more than offset by decreased compensation and benefit costs due to open positions.

         General and administrative expenses. General and administrative expenses were $1.3 million for the first half of fiscal 2000, an increase of $57,000, or 5%, over the same period of fiscal 1999. The increase was primarily the result of higher compensation and benefit costs.

         Income from operations. The Company's income from operations was $2.4 million for the first six months of fiscal 2000, an increase of $1.5 million, or 175%, over the same period of fiscal 1999.

         Other income, net. The Company's other income was $590,000 for the first half of fiscal 2000, a decrease of $35,000, or 6%, over the same period of fiscal 1999. An increase in investment income in the current period was offset by a decrease in realized gains on the sale of investments. The first half of fiscal 1999 included a $95,000 realized gain from the sale of investments.

         Income tax expense. The Company's income tax provision was $1.1 million for the first six months of fiscal 2000 versus a $549,000 income tax benefit recorded in the same period of fiscal 1999. Net income for the first half of fiscal 1999 included the reversal of income tax valuation reserves of approximately $1,062,000 reducing the Company's tax provision at statutory rates to a net credit of $549,000. Excluding the effect of the reversal of income tax valuation reserves, the Company's net income and diluted income per share would have been as follows on a proforma basis:

                                                          Proforma
                                                 Six Months Ended March 31,
                                                 --------------------------
                                                 2000                 1999
                                                 ----                 ----
Net income before provision for income taxes  $2,947,000           $1,481,000
Income tax provision                          (1,100,000)            (513,000)
                                             -----------           ----------
Net income                                    $1,847,000            $ 968,000
                                              ==========            =========

Diluted net income per share                     $0.22                $0.12
                                                 =====                =====

         Other comprehensive loss. The Company's other comprehensive loss was $100,000 for the first six months of fiscal 2000. This loss was due to a reduction in the market value of the Company's long-term investments available-for-sale due to increases in interest rates. As of March 31, 1999, the Company had a net $287,000 unrealized loss related to those investments.

Liquidity and Capital Resources

         As of March 31, 2000, the Company had working capital of $13.7 million and cash, cash equivalents and investments totaling $22.3 million. The Company's investments principally consist of U.S. government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are one year or less. The Company generated positive cash flows from operating activities of $2.7 million in the first six months, which was an increase of 199% for the same period of last year, primarily due to the change in the deferred tax asset as described above. Approximately $2.0 million of cash was used for investing activities during the first six months compared to $1.5 million last year. The significant change in investing activities between years was the construction of additional laboratory and office space that was completed in December 1999. The total cost of the additional space was approximately $1.0 million. Finally, a net $92,000 was utilized in financing activities due to the exercise of stock options, net of stock swaps during the first six months of the year.

         As of March 31, 2000, the Company had no debt, nor did it have any credit agreements. The Company believes that its existing capital resources will be adequate to fund the Company's operations into the foreseeable future.


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

         The securities held in the Company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. The Company has determined that a hypothetical ten percent increase in interest rates would result in an approximate $150,000 decrease in the fair value of the Company's available-for-sale securities as of March 31, 2000, but would have no material impact on the results of operations or cash flows. SurModics does not use derivative instruments in its investment portfolio.

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
 (4)(ii)  Managing Underwriter:                 John G. Kinnard and Company,
                                                 Incorporated
 (4)(iii) Title of Securities:                  Common Stock
 (4)(iv)  Amount Registered:                      2,300,000
          Aggregate Offering Price:             $17,250,000
          Amount Sold:                            2,300,000
          Aggregate Offering Price Sold:        $17,250,000
 (4)(v)   Underwriting Discount and Commissions $ 1,293,750
          Other Expenses                        $   435,148
          Total Expenses                        $ 1,728,898
          All the above items represented direct or indirect payments to others.
 (4)(vi)  Net Offering Proceeds                 $15,521,102
 (4)(vii) Use of Net Offering Proceeds:
          Research and development              $ 1,772,000
          Sales and marketing                   $ 1,173,000
          Property and equipment upgrades       $ 7,180,000
          Patent protection                     $   143,000
          Working capital and general
          corporate purposes                    $   852,000
          Administration                        $   124,000
          Money market funds                    $ 4,277,102
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

                                         SurModics, Inc.

May 15, 2000
                                         By: /s/ Stephen C. Hathaway
                                             Stephen C. Hathaway
                                             Vice President & CFO
                                             (Principal Financial Officer)

                                  Exhibit Index


              Exhibit Number              Description
              --------------              -----------
                   27                 Financial Data Schedule