Form 10-Q
period 2000-06-30
SURMODICS INC
filed 2000-08-14
CIK 924717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

       Registrant's telephone number, including area code: (952) 829-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X      No __

The number of shares of the registrant's Common Stock, $.05 par value per share, outstanding as of July 31, 2000 was 7,833,725.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 SURMODICS, INC.
                            Condensed Balance Sheets
                        (In thousands, except share data)


                                                                           June 30,            September 30,
                                                                             2000                   1999
                                                                       ------------------     -----------------
                                ASSETS                                    (Unaudited)
CURRENT ASSETS:
     Cash & cash equivalents                                                      $1,326                $1,975
     Short-term investments                                                       12,825                 3,947
     Accounts receivable, net                                                      1,441                 1,433
     Inventories                                                                     562                   459
     Prepaids and other                                                              850                   260
                                                                       ------------------     -----------------
               Total current assets                                               17,004                 8,074
                                                                       ------------------     -----------------
PROPERTY AND EQUIPMENT, net                                                        7,103                 5,275
LONG-TERM INVESTMENTS                                                              9,338                15,917
DEFERRED TAX ASSETS                                                                1,588                 2,465
OTHER ASSETS, net                                                                    209                   227
                                                                       ------------------     -----------------
                                                                                 $35,242               $31,958
                                                                       ==================     =================
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                               $238                  $710
     Accrued liabilities                                                           1,297                 1,261
     Deferred revenues                                                               369                   268
                                                                       ------------------     -----------------
               Total current liabilities                                           1,904                 2,239
DEFERRED REVENUES AND OTHER, less current portion                                    125                    --
                                                                       ------------------     -----------------
               Total liabilities                                                   2,029                 2,239
                                                                       ------------------     -----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Series A Preferred stock-
          $.05 par value, 150,000 shares authorized;
          no shares issued or outstanding                                             --                    --
     Common stock-
          $.05 par value, 45,000,000 shares authorized;
          7,824,945 and 7,701,921 shares issued and outstanding                      391                   385
     Additional paid-in capital                                                   32,783                32,009
     Unearned compensation                                                          (277)                 (267)
     Stock purchase notes receivable                                                  (7)                  (58)
     Accumulated other comprehensive loss                                           (222)                 (187)
     Retained earnings (deficit)                                                     545                (2,163)
                                                                       ------------------     -----------------
               Total stockholders' equity                                         33,213                29,719
                                                                       ------------------     -----------------
                                                                                 $35,242               $31,958
                                                                       ==================     =================

         The accompanying notes are an integral part of these condensed balance sheets.

                                 SURMODICS, INC.
                         Condensed Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                         Three Months Ended       Nine Months Ended
                                                                         ------------------       -----------------
                                                                           June 30,               June 30,
                                                                            2000        1999       2000        1999
                                                                            ----        ----       ----        ----
REVENUES:
     Royalties                                                             $2,296     $1,692     $7,149      $4,528
     License fees                                                              82        225        342         550
     Product sales                                                          1,226      1,126      3,648       2,916
     Research and development                                                 561        642      1,616       1,638
                                                                          -------    -------    -------     -------
         Total revenues                                                     4,165      3,685     12,755       9,632
                                                                          -------    -------    -------     -------
OPERATING COSTS AND EXPENSES:
     Product                                                                  478        381      1,340       1,060
     Research and development                                               1,570      1,345      4,954       3,723
     Sales and marketing                                                      433        504      1,165       1,339
     General and administrative                                               645        700      1,900       1,899
                                                                          -------    -------    -------     -------
         Total operating costs and expenses                                 3,126      2,930      9,359       8,021
                                                                          -------    -------    -------     -------
INCOME FROM OPERATIONS                                                      1,039        755      3,396       1,611
                                                                          -------    -------    -------     -------
OTHER INCOME:
     Investment income, net                                                   320        267        920         797
     Gain (loss) on sale of investments                                         9         (2)        (1)         92
                                                                          -------    -------    -------     -------
         Other income, net                                                    329        265        919         889
                                                                          -------    -------    -------     -------
INCOME BEFORE INCOME TAX PROVISION                                          1,368      1,020      4,315       2,500

INCOME TAX BENEFIT (PROVISION)                                               (507)       194     (1,607)        743
                                                                          -------    -------    -------     -------
NET INCOME                                                                   $861     $1,214     $2,708      $3,243
                                                                          =======    =======    =======     =======
NET INCOME PER SHARE:
     Basic                                                                  $0.11      $0.16      $0.35       $0.44
     Diluted                                                                $0.10      $0.15      $0.33       $0.41

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic weighted average common shares outstanding                       7,818      7,368      7,772       7,289
     Dilutive effect of outstanding stock options                             489        726        535         703
                                                                          -------    -------    -------     -------
         Diluted weighted average common shares outstanding                 8,307      8,094      8,307       7,992


         The accompanying notes are an integral part of these condensed financial statements.

                                 SURMODICS, INC.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                             June 30,
                                                                                   -----------------------------
                                                                                       2000            1999
                                                                                   -------------   -------------
OPERATING ACTIVITIES:
     Net income                                                                          $2,708          $3,243
     Adjustments to reconcile net income to net cash provided by operating activities-
            Depreciation and amortization                                                   788             523
            Amortization of unearned compensation, net                                       69              61
            Change in deferred rent                                                          --             (30)
            Change in deferred tax                                                        1,577            (747)
            Change in assets and liabilities:
                Accounts receivable                                                          (8)           (295)
                Inventories                                                                (103)            (86)
                Prepaids and other                                                         (590)           (207)
                Accounts payable and accrued liabilities                                   (436)           (102)
                Deferred revenues                                                           226            (121)
                                                                                   -------------   -------------
                    Net cash provided by operating activities                             4,231           2,239
                                                                                   -------------   -------------

INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                            (2,598)         (4,018)
     Purchases of available-for-sale investments                                        (20,792)        (20,463)
     Sales/maturities of available-for-sale investments                                  18,458          21,383
     Repayment of stock purchase notes receivable                                            51              96
                                                                                   -------------   -------------
                    Net cash used in investing activities                                (4,881)         (3,002)
                                                                                   -------------   -------------
FINANCING ACTIVITIES:
     Issuance of common stock, net                                                            1             554
                                                                                   -------------   -------------
                    Net decrease in cash and cash equivalents                              (649)           (209)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                  1,975           1,344
                                                                                   -------------   -------------
     End of period                                                                       $1,326          $1,135
                                                                                   =============   =============


             The accompanying notes are an integral part of these condensed financial statements.

                                 SURMODICS, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) Basis of Presentation:

         In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management's best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The results of operations for the three months and nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(3) Comprehensive Income

         The components of comprehensive income for the three-month and nine-month periods are as follows:

                                                  Three months ended           Nine months ended
                                                        June 30,                   June 30,
                                               --------------------------  --------------------------
         (In thousands)                            2000         1999          2000          1999
                                               ------------- ------------  ------------ -------------
         Net income                                    $861       $1,214        $2,708        $3,243

         Other comprehensive income:
             Change in unrealized loss on
              Available-for-sale securities              65         (141)          (35)         (453)
                                               ------------- ------------  ------------ -------------
         Total comprehensive income                    $926       $1,073        $2,673        $2,790
                                               ============= ============  ============ =============

(4) Operating Segments

                                                            Research &
(In thousands)             Licensing     Manufacturing     Development       Corporate       Consolidated
                          ------------  ----------------  ---------------  ---------------  ---------------
Nine Months Ended June 30,
  2000
Revenues:
    PhotoLink                  $5,213            $1,730           $1,066              $ -           $8,009
    Diagnostic                  2,278                 -                -                -            2,278
    Stabilization & other           -             1,918                -                -            1,918
    Government                      -                 -              550                -              550
                          ------------  ----------------  ---------------  ---------------  ---------------
Total Revenues                  7,491             3,648            1,616                -           12,755
Expenses                            -             1,340            4,954            3,065            9,359
                          ------------  ----------------  ---------------  ---------------  ---------------
Operating income (loss)         7,491             2,308           (3,338)          (3,065)           3,396
Other income                                                                          919              919
Income tax provision                                                               (1,607)          (1,607)
                                                                                            ---------------
Net income                                                                                          $2,708
                                                                                            ===============

Nine Months Ended June 30,
  1999
Revenues:
    PhotoLink                  $3,036             $1,295            $903              $ -           $5,234
    Diagnostic                  2,042                 -                -                -            2,042
    Stabilization & other           -             1,621                -                -            1,621
    Government                      -                 -              735                -              735
                          ------------  ----------------  ---------------  ---------------  ---------------
Total Revenues                  5,078             2,916            1,638                -            9,632
Expenses                            -             1,060            3,723            3,238            8,021
                          ------------  ----------------  ---------------  ---------------  ---------------
Operating income (loss)         5,078             1,856           (2,085)          (3,238)           1,611
Other income                                                                          889              889
Income tax benefit                                                                    743              743
                                                                                            ---------------
Net income                                                                                          $3,243
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

(6) Stockholders' Equity

         On January 24, 2000, shareholders approved an amendment to the Articles of Incorporation to eliminate all references in the Articles to a class of Convertible Preferred Stock, shares of which were automatically converted as part of the Company's initial public offering in 1998.

         Additionally, the Amendment increased the total number of authorized shares of the Company to 50,000,000 consisting of 45,000,000 shares of Common Stock, $0.05 par value per share, 150,000 of Series A Preferred Stock, $.05 par value per share, and 4,850,000 undesignated shares.


(7) Subsequent Event

         On July 6, 2000, the Company announced that it had entered into a licensing and development agreement with Motorola, Inc., granting the Motorola BioChip Systems unit exclusive rights to SurModics' proprietary PhotoLink technology for use in Motorola's biochips. The agreement was subject to approval by the Antitrust Division of the U.S. Department of Justice and Federal Trade Commission. Such approval has now been received, and initial payments due under the agreement, including both a license fee and equity investment, have been received by SurModics

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

                    Three Months Ended June 30, 2000 and 1999

         Revenues. Revenues for the quarter ended June 30, 2000, were $4.2 million, an increase of $480,000, or 13%, over the same period of fiscal 1999. The revenue components were as follows (in thousands):


                                                                             $ Increase      % Increase
                                                           2000        1999   (Decrease)      (Decrease)
                                                           ----        ----  -----------     -----------
       PhotoLink revenue:
           Royalties                                     $1,656        $977          $679         69%
           License fees                                      82         225          (143)       (64%)
           Reagent chemical sales                           624         520           104         20%
           Commercial development                           398         412           (14)        (3%)
                                                            ---         ---          ----
               Total PhotoLink revenue                    2,760       2,134           626         29%
       Other revenue:
           Diagnostic royalties                             640         715           (75)       (10%)
           Stabilization & other products                   602         606            (4)        (1%)
           Government research                              163         230           (67)       (29%)
                                                            ---         ---          ----
                  Total revenues                         $4,165      $3,685          $480         13%
                                                         ======      ======          ====


         Third quarter revenue growth was primarily a result of increased PhotoLink royalties and reagent chemical sales. The 69% growth in PhotoLink royalties was due mostly to increased sales of coated products sold by the Company's licensees. During the quarter, approximately 81% of the PhotoLink royalties received were earned royalties based on the clients' sale of coated products. The remaining royalties were minimum payments made to SurModics prior to a medical device reaching the market. Sales of reagent chemicals (those chemicals used by licensees in the PhotoLink coating process) increased 20% due to increased purchases by several licensees. Reagent sales to a single client decreased as anticipated, as a result of collaborative efforts to improve the client's processing efficiencies. While sales to this client continued to represent more than half of the reagents sold during the quarter, reagent sales to all other customers increased 71% over the same period last year. The Company signed two new license agreements in the third quarter and now has license agreements with 47 companies covering over 100 different products.

         Commercial development revenue decreased 3% from the same period last year. Both periods included one customer that accounted for over half of the development revenue recognized in that period. Diagnostic royalty revenue decreased 10% and it is anticipated it will remain at lower than historical levels over the next several quarters until certain manufacturing issues of a licensee are resolved.

         Product costs. The Company's product costs were $478,000 for the third quarter of fiscal 2000, an increase of $97,000, or 25%, over the same period of fiscal 1999. Overall product margins decreased to 61% in the third quarter of fiscal 2000 from 66% in the same period of fiscal 1999. The margin decline was primarily due to higher scrap expense associated with production lots that failed to meet quality standards. It is expected that margins will return to recent levels in the third quarter.

         Research and development expenses. Research and development expenses were $1.6 million for the third quarter of fiscal 2000, an increase of $225,000, or 17%, over the same period of fiscal 1999. The change was primarily due to compensation and benefits associated with technical personnel added by the Company over the last year, increased facility cost due to the construction of additional laboratory space, and supplies cost to equip the new space. In addition, the Company recovered $120,000 from a client for legal fees associated with some patent infringement cases being pursued by that client. A portion of this recovery was allocated to general and administrative expenses.

         Sales and marketing expenses. Sales and marketing expenses were $433,000 for the third quarter of fiscal 2000, a $71,000 or 14% decrease from the same period of fiscal 1999. Increased promotional expenses were more than offset by decreased compensation and benefit costs due to open positions. The Company filled several of these positions early in the fourth quarter.

         General and administrative expenses. General and administrative expenses were $645,000 for the third quarter of fiscal 2000, a decrease of $55,000, or 8%, over the same period of fiscal 1999. The decrease was the result of decreased legal fees and investor relations costs.

         Income from operations. The Company's income from operations was $1.0 million for the second quarter of fiscal 2000, an increase of $284,000, or 38%, over the same period of fiscal 1999.

         Other income, net. The Company's other income was $329,000 for the second quarter of fiscal 2000, an increase of $64,000, or 24%, over the same period of fiscal 1999. The increase was due to higher investment balances in the current period.

         Income tax expense. The Company's income tax provision was $507,000 for the third quarter of fiscal 2000 versus a $194,000 income tax benefit recorded in the same period of fiscal 1999. Net income for the third quarter of fiscal 1999 included the reversal of income tax valuation reserves of approximately $572,000 reducing the Company's tax provision at statutory rates to a net credit of $194,000. Excluding the effect of the reversal of income tax valuation reserves, the Company's net income and diluted income per share would have been as follows on a proforma basis:

                                                                               Proforma
                                                                               --------
                                                                     Three Months Ended June 30,
                                                                     ---------------------------
                                                                      2000                 1999
                                                                      ----                 ----
      Net income before provision for income taxes                 $1,368,000           $1,020,000
      Income tax provision                                           (507,000)            (378,000)
                                                                   ----------           ----------
      Net income                                                   $  861,000           $  642,000
                                                                   ==========           ==========

      Diluted net income per share                                    $0.10                $0.08
                                                                      =====                =====

         Other comprehensive income. The Company's other comprehensive income was $65,000 for the third quarter of fiscal 2000. This income was due to an increase in the fair value of the Company's long-term investments available-for-sale. As of June 30, 2000, the Company had a net $222,000 unrealized loss related to those investments.


                    Nine Months Ended June 30, 2000 and 1999

         Revenues. Revenues for the nine months ended June 30, 2000 were $12.8 million, an increase of $3.1 million, or 32%, over the same period of fiscal 1999. The revenue components were as follows (in thousands):


                                                                             $ Increase      % Increase
                                                           2000        1999   (Decrease)      (Decrease)
                                                           ----        ----  -----------     -----------
       PhotoLink revenue:
           Royalties                                     $4,871      $2,486        $2,385        96%
           License fees                                     342         550          (208)      (38%)
           Reagent chemical sales                         1,730       1,295           435        34%
           Commercial development                         1,066         903           163        18%
                                                          -----         ---           ---
               Total PhotoLink revenue                    8,009       5,234         2,775        53%
       Other revenue:
           Diagnostic royalties                           2,278       2,042           236        12%
           Stabilization & other products                 1,918       1,621           297        18%
           Government research                              550         735          (185)      (25%)
                                                            ---         ---         -----
                  Total revenues                        $12,755      $9,632        $3,123        32%
                                                        =======      ======        ======


         The overall revenue growth of 32% for the first nine months was distributed across most operating segments but resulted primarily from a 53% increase in PhotoLink-related revenue. PhotoLink royalties increased 96% due to increased sales of coated products sold by the Company's licensees. In addition, the first quarter royalties included a one-time royalty payment of $225,000 from a client as the result of a license renegotiation. Approximately 80% of the PhotoLink royalties received during the period were earned royalties based on the clients' sale of coated products. The remaining royalties were minimum payments made to SurModics prior to a medical device reaching the market.

         Reagent chemical sales increased 34% due to growing production of PhotoLink-coated devices by SurModics' clients. SurModics signed seven new PhotoLink license agreements during the first nine months. The fees from these agreements, in addition to progress payments made on previously executed license agreements resulted in $342,000, a 38% decrease from the $550,000 recorded on the twelve license agreements signed in the same period last year. Stabilization and other product sales increased 18% from the same period in fiscal 1999.

         Product costs. The Company's product costs were $1.3 million for the first nine months of fiscal 2000, an increase of $280,000, or 26%, over the same period of fiscal 1999. Overall product margins are down slightly at 63% in the first nine months of fiscal 2000 from 64% in the same period of fiscal 1999. Increased labor and scrap costs have offset the efficiencies achieved through increased production volumes.

         Research and development expenses. Research and development expenses were $5.0 million for the first nine months of fiscal 2000, an increase of $1.2 million, or 33%, over the same period of fiscal 1999. The change was primarily due to compensation and benefits associated with technical personnel added by the Company over the last year, increased operating cost of additional laboratory space, and supplies cost to equip the newly completed laboratory space.

         Sales and marketing expenses. Sales and marketing expenses were $1.2 million for the first nine months of fiscal 2000, a $174,000 or 13% decrease from the same period of fiscal 1999. The decrease is due to lower compensation and benefit costs due to open positions.

         General and administrative expenses. General and administrative expenses were $1.9 million for the nine months ended June 30, 2000, no change from the same period of fiscal 1999. Increased labor costs were offset by decreases in director and officer insurance premiums and investor relations costs.

         Income from operations. The Company's income from operations was $3.4 million for the first nine months of fiscal 2000, an increase of $1.8 million, or 111%, over the same period of fiscal 1999.

         Other income, net. The Company's other income was $919,000 for the first nine months of fiscal 2000, an increase of $30,000, or 3%, over the same period of fiscal 1999. An increase in investment income in the current period was offset by a decrease in realized gains on the sale of investments. The first nine months of fiscal 1999 included $92,000 of net realized gains from the sale of investments.

         Income tax expense. The Company's income tax provision was $1.6 million for the nine months ended June 30, 2000 versus a $743,000 income tax benefit recorded in the same period of fiscal 1999. Year-to-date net income for the nine months of fiscal 1999 included the reversal of income tax valuation reserves of approximately $1.6 million, reducing the Company's tax provision at statutory rates to a net credit of $743,000. Excluding the effect of the reversal of income tax valuation reserves, the Company's net income and diluted income per share would have been as follows on a proforma basis:

                                                                               Proforma
                                                                               --------
                                                                      Nine Months Ended June 30,
                                                                      --------------------------
                                                                      2000                 1999
                                                                      ----                 ----
      Net income before provision for income taxes                 $4,315,000           $2,500,000
      Income tax provision                                         (1,607,000)            (891,000)
                                                                   ----------           ----------
      Net income                                                   $2,708,000           $1,609,000
                                                                   ==========           ===========

      Diluted net income per share                                    $0.33                $0.20
                                                                      =====                =====

         Other comprehensive loss. The Company's other comprehensive loss was $35,000 for the first nine months of fiscal 2000. This loss was due to a reduction in the fair value of the Company's long-term investments available-for-sale due to increases in interest rates. As of June 30, 2000, the Company had a net $222,000 unrealized loss related to those investments.

Liquidity and Capital Resources

         As of June 30, 2000, the Company had working capital of $15.1 million and cash, cash equivalents and investments totaling $23.5 million. The Company's investments principally consist of U.S. government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are one year or less. The Company generated positive cash flows from operating activities of $4.2 million in the first nine months of fiscal 2000, which was an increase of 89% over the same period of last year, primarily due to net income and the change in the deferred tax asset as described above. Approximately $4.9 million of cash was used for investing activities during the first nine months compared to $3.0 million last year.

         As of June 30, 2000, the Company had no debt, nor did it have any credit agreements. The Company believes that its existing capital resources will be adequate to fund the Company's operations into the foreseeable future.


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

         The securities held in the Company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair value of the available-for-sale securities. The Company has determined that a hypothetical ten percent increase in interest rates would result in an approximate $225,000 decrease in the fair value of the Company's available-for-sale securities as of June 30, 2000, but would have no material impact on the results of operations or cash flows. SurModics does not use derivative instruments in its investment portfolio.


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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

             None.

Item 2.  Changes in Securities and Use of Proceeds.

         On August 7, 2000, the Company sold 396,946 shares of its Common Stock for $13,000,000 to Motorola, Inc. The Company relied on Section 4(1) of the Securities Act of 1933 for an exemption from registration of such securities. The purchaser represented its intention to acquire the shares for investment purposes only and not with a view to distribution thereof; in addition, a restrictive securities legend has been placed on the certificates representing the shares.


Cumulative use of proceeds through the period ended June 30, 2000.
(1)           Effective Date:                       March 3, 1998
              SEC File Number:                      333-43217
(2)           Offering Date:                        March 3, 1998
(4)(i)        The offering has terminated;  all securities registered were sold.
(4)(ii)       Managing Underwriter:                 John G. Kinnard and Company,
                                                    Incorporated
(4)(iii)      Title of Securities:                  Common Stock
(4)(iv)       Amount Registered:                      2,300,000
              Aggregate Offering Price:             $17,250,000
              Amount Sold:                            2,300,000
              Aggregate Offering Price Sold:        $17,250,000
(4)(v)        Underwriting Discount and Commissions $ 1,293,750
              Other Expenses                        $   435,148
              Total Expenses                        $ 1,728,898
              All the above items represented direct or indirect payments to others.
(4)(vi)       Net Offering Proceeds                 $15,521,102
(4)(vii)      Use of Net Offering Proceeds:
              Research and development              $ 2,147,000
              Sales and marketing                   $ 1,341,000
              Property and equipment upgrades       $ 7,700,000
              Patent protection                     $   198,000
              Working capital and general corporate
              purposes                              $   928,000
              Administration                        $   155,000
              Money market funds                    $ 3,052,102
              All the above items represented direct or indirect payments to others.

Item 3.  Defaults Upon Senior Securities.

             None.

Item 4.  Submission of Matters to a Vote of Security Holders.

              None.

Item 5.  Other Information.

             None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits - 27 Financial Data Schedule

         (b) Reports on Form 8-K - A report on Form 8-K dated July 6, 2000, was filed on July 12, 2000, reporting under Item 5 the issuance of a press release announcing a licensing agreement with Motorola, Inc.'s Biochip Systems unit.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SurModics, Inc.

August 14, 2000
                                            By:/s/ Stephen C. Hathaway
                                               Stephen C. Hathaway
                                               Vice President & CFO
                                               (Principal Financial Officer)

                                  Exhibit Index


          Exhibit Number              Description
          --------------              -----------
               27                 Financial Data Schedule