Form 10-K
period 2000-09-30
SURMODICS INC
filed 2000-12-29
CIK 924717

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              Annual report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
                  For the fiscal year ended September 30, 2000

                         Commission file number 0-23837

                                 SURMODICS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


         Minnesota                                               41-1356149
(State of Other Jurisdiction of                                (IRS Employer
Incorporation or Organization)                               Identification No.)

                              9924 West 74th Street
                          Eden Prairie, Minnesota 55344
               (Address of Principal Executive Offices) (Zip Code)

                                 (952) 829-2700
              (Registrant's Telephone Number, Including Area Code)


        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.05 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required by file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by shareholders other than officers, directors or holders of more than 5% of the outstanding stock of the registrant as of December 15, 2000 was approximately $366.4 million (based upon the closing sale price of the registrant's Common Stock on such date).

The number of shares of the registrant's Common Stock outstanding as of December 15, 2000 was 16,618,736.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2000 are incorporated by reference into
         Part II.

2. Portions of the Registrant's definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

General

         SurModics, Inc. ("SurModics" or the "Company") is a leading provider of surface modification solutions to the medical device industry. The Company's primary focus is the commercialization of its patented PhotoLink process through third-party licensing arrangements. PhotoLink is a versatile, easily applied, light-activated coating technology that modifies medical device surfaces by creating covalent bonds between those surfaces and a variety of chemical agents. Through the PhotoLink process, these chemical agents can impart many performance-enhancing characteristics, such as lubricity, hemocompatibility, infection resistance and drug incorporation, onto the surface of a medical device without materially changing the dimensions or physical properties of the device. The Company believes that medical device manufacturers who utilize the Company's technology are able to significantly improve the performance of their products and, in many cases, differentiate their products in a highly competitive marketplace.

         The Company focuses on providing high value-added surface modification solutions to a variety of medical device markets and product categories. Examples of products in the market or under development that incorporate the PhotoLink technology include interventional cardiology catheters, vascular stents, interventional neurology catheters, guide wires and shunts, cardiac rhythm management devices, and urological and gynecological devices. The surface properties created by the PhotoLink technology have greatly reduced treatment times in catheter-based vascular procedures and have shown the potential to enhance the long-term performance of implantable devices by improving infection resistance and promoting host cell attachment, growth and subsequent tissue integration. PhotoLink also has applications in the genomics market, as the Company produces and sells a coated glass slide used to orient DNA strands for analysis. In fiscal 2000, this technology was licensed to Motorola on an exclusive basis.

         The Company has commercialized its PhotoLink technology through licensing arrangements with medical device manufacturers who apply the PhotoLink coatings to their own products. The Company believes this approach allows it to focus its resources on further development of its technology and expansion of its licensing activities, while leveraging the established manufacturing, sales and marketing capabilities of its licensees. Revenues from these arrangements include license fees, development revenue, minimum royalties, and earned royalties based on a percentage of licensees' product sales. The Company also manufactures and sells the chemical reagents used in the PhotoLink process. In addition to licensing its PhotoLink technology, the Company also licenses certain diagnostic technology to Abbott Laboratories for use with rapid point-of-care diagnostic tests, such as pregnancy and strep tests. Finally, the Company manufactures and sells coated glass slides to the genomics market and offers a line of stabilization products used to extend the shelf life of immunoassay diagnostic tests.

         The Company was organized as a Minnesota corporation in June 1979 and changed its name to SurModics, Inc. in June 1997.

Markets and Need for Surface Modification

         Recent trends in healthcare toward improved patient outcomes and reduced costs have resulted in intense competition for the development of medical devices that demonstrate superior product performance, reduced procedure times, improved outcomes and overall cost effectiveness. Medical device manufacturers have attempted to address these competitive pressures by developing innovative medical devices manufactured from a wide variety of synthetic materials, including many new, expensive and exotic materials. In an effort to further differentiate their products through improved product performance, a growing number of medical device manufacturers are turning to the emerging field of surface modification technology. Surface modification technology enables device manufacturers to provide medical devices with desired surface characteristics including improved lubricity, hemocompatability and infection resistance, as well as the ability to deliver drugs and promote cell growth and tissue integration.

         Although it is an emerging field, surface modification technology has been used to improve medical devices in many different industry segments. The table below identifies several of these market segments and the surface properties the Company believes are desired by each segment.

         Market Segment Served                       Desired Surface Property and
                                                     Examples of Applications
         -------------------------                   -----------------------------
         Interventional cardiology                   Lubricity:  catheters, guide wires
         and vascular access                         Hemocompatability:  vascular stents, catheters, guide wires, distal protection devices
                                                     Therapeutic drug incorporation and release:  vascular stents, catheters
                                                     Infection resistance:  catheters, implantable ports
         Cardiac rhythm management                   Lubricity:   pacemaker and defibrillator leads,
                                                         electrophysiology devices
                                                     Hemocompatability:  electrophysiology devices
         Cardiothoracic surgery                      Infection resistance:  heart valves
                                                     Hemocompatability:  minimally invasive bypass devices,  vascular grafts, ventricular assist devices
                                                     Cell growth and tissue integration:  heart valves, vascular grafts
         Interventional neurology                    Lubricity:  catheters, guide wires
         and neurosurgery                            Infection resistance:  catheters, shunts
         Urology and gynecology                      Lubricity:  urinary catheters, incontinence devices, ureteral stents, fertility devices
                                                     Infection resistance:  urinary catheters, incontinence devices, ureteral stents, fertility devices, penile implants
         Orthopedics                                 Cell growth and tissue integration:  bone and cartilage
                                                         regeneration

         In addition to the above-identified market segments, the Company believes that one of the next areas of growth for surface modification technology will be genomics. During fiscal 1999, SurModics launched its 3D-Link Activated Slide to the genomics market. This coated glass slide was used by genomics researchers to prepare microarrays for DNA analysis. During fiscal 2000, SurModics formed a partnership with Motorola Life Sciences. In addition to providing Motorola exclusive rights to the Company's genomics technology, the agreement calls for collaborative research on further technology advances.

The PhotoLink Solution

         PhotoLink is a versatile, easily applied, light-activated coating technology that modifies medical device surfaces by creating covalent bonds between those surfaces and a variety of chemical agents. The PhotoLink solution to surface modification involves the utilization of proprietary, light sensitive (photochemical) reagents. These reagents can consist of advanced polymers or active biomolecules having desired surface characteristics and an attached light-reactive chemical compound (photogroup). When the reagent is exposed to a direct light source, typically ultraviolet light, a photochemical reaction creates a covalent bond between the photogroup and the surface of the medical device, thereby imparting the desired property to the surface. A covalent bond is a very strong chemical bond which results from the sharing of electrons between carbon molecules of the substrate and the applied coating.

         SurModics' proprietary PhotoLink reagents work directly on most polymer-based (e.g., plastic) and biological substrates (latex rubber, cellulose, tissue and natural fibers). Metal and glass substrates generally require pretreating with polymers to make a carbon-molecule available for bonding prior to the application of the PhotoLink reagents. The reagents are easily applied to a clean material surface by dipping, spraying, roll coating, ink jetting or brushing. SurModics continues to develop proprietary photochemical reagents providing new product features while expanding the number and type of substrates on which the reagents can be applied.

         The Company believes that its proprietary PhotoLink process provides its licensees with a number of benefits.

         o Flexibility. PhotoLink coatings can be applied to many different kinds of surfaces and can immobilize a variety of chemical, pharmaceutical and biological agents, which allows licensees to be innovative in the design of their products without significantly changing the dimensions or physical properties of the device.

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

         o Ease of Use. The PhotoLink coating process is a relatively simple process that does not require expensive special equipment or the use of hazardous materials, and does not subject the coated products to harsh chemical, pressure or temperature conditions. Further, PhotoLink coatings are compatible with all the generally accepted sterilization processes, so the surface attributes are not lost when the medical device is sterilized prior to usage.

         Surface Properties

         SurModics' PhotoLink process has been used by manufacturers of pacemaker leads, drug infusion catheters, laser and balloon angioplasty catheters, urinary drainage catheters, vascular closure devices, wound drains, guide wires, stent delivery catheters, angiography catheters, ureteral stents and hydrocephalic shunts, among other devices. The PhotoLink process can be used to provide medical device manufacturers with the following surface properties to improve product performance:

         o Lubricity. Low friction or lubricious coatings reduce the force and time required for insertion, navigation and removal of devices in vascular, neurological and urogenital applications. Lubricity also reduces tissue irritation and damage caused by products such as catheters, guide wires and endoscopy devices. Based on Company and licensee testing, when compared to uncoated surfaces, the PhotoLink process has reduced the friction on surfaces by as much as 95%, depending on the substrate being coated.

         o Hemocompatibility. Hemocompatible coatings help reduce adverse reactions that may be created when a device is inserted into the body and comes in contact with blood. Heparin has been used for decades as an injectable drug to reduce blood clotting in patients. SurModics can immobilize heparin on the surface of medical devices thereby inhibiting blood clotting on the device surface, minimizing patient risk and enhancing the performance of the device. PhotoLink heparin coatings have been shown in Company and licensee testing to reduce blood clotting by greater than 90% compared to uncoated surfaces.

         o Infection Resistance. Antimicrobial coatings are advantageous for most implantable medical devices where risk of infection is a concern. PhotoLink technology can apply passive coatings which significantly reduce bacterial adhesion to the device or active coatings incorporating antimicrobial agents which kill bacteria around the device. Testing by the Company has demonstrated that a PhotoLink coating can reduce the adherence of microorganisms to biomaterial surfaces by 99% depending on the base material of the device. In addition, when compared to uncoated products, the PhotoLink process has been shown to increase the uptake of antimicrobial agents applied to the device just prior to implantation and prolong the release of these agents.

         o Drug Incorporation. PhotoLink technology can be used to create reservoirs to entrap drugs on the surface of medical devices. These drugs can then be released from the surface on a controlled basis by tailoring the polymers, by adjusting the extent of crosslinking, or by using a barrier coating to control diffusion. For example, SurModics has developed a PhotoLink coating that would allow a coronary stent manufacturer to incorporate a drug onto the surface of a stent which would be released over time to reduce the incidence of restenosis (the re-narrowing of the artery).

         o Wettability. PhotoLink hydrophilic coatings have been shown in tests by the Company and its licensees to accelerate liquid flow rates on normally hydrophobic (water repelling) materials by 75%. Some rapid point-of-care diagnostic tests, such as home monitoring or physician monitoring of glucose levels in diabetics, are currently done by pricking a patient's finger and placing a drop of blood onto a polymer strip which is then inserted into a blood glucose reader. The Company believes that the time it takes for the blood to flow up the strip to provide a readout can be dramatically reduced and the consistency can be greatly improved with PhotoLink technology.

         o Tissue Engineering. Studies have shown that attachment of extracellular matrix proteins and peptides onto surfaces of implantable medical devices improves host cell attachment, growth and subsequent tissue integration. Company studies have shown that biomedical devices (such as vascular grafts and ocular implants) coated with photoreactive collagen and other proteins have improved attachment, growth of cells and acceptance by surrounding tissues. In addition, the Company is also using its PhotoLink technology to produce three-dimensional scaffolds to promote bone regeneration.

         o Biomolecule Immobilization. During a DNA gene analysis, typically hundreds of different probes need to be placed in a pattern on a surface, called a DNA microarray. These microarrays are used by the pharmaceutical industry to screen for new drugs, by genome mappers to sequence unknown portions of the human genome, or by diagnostic companies to search a patient sample for disease causing bacteria or viruses. However, DNA does not readily adhere to most surfaces. The Company has demonstrated a versatile method for the immobilization of DNA on various surfaces and introduced a coated slide during fiscal 1999.

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

         The licensing process begins with the medical device manufacturer specifying the surface characteristics it desires. Because each surface is unique, the Company routinely conducts a feasibility study at no charge to the customer to qualify each new potential product application. Once the feasibility has been proven, the customer typically funds further development by SurModics to optimize the coating formulation to meet the customer's technical needs. A license agreement is then executed granting the licensee the rights to use the technology. SurModics' technical personnel are then available to provide assistance in the transfer of the PhotoLink technology into the licensee's manufacturing process. Such services can include further coating optimization, process control and trouble shooting which are billable to the licensee. The Company also manufactures and sells the chemical reagents used by all licensees in the PhotoLink process, thus creating another source of revenue.

         The term of a license agreement is generally for a period of 15 years or the life of SurModics' patents, whichever is longer, although an agreement may be terminated for any reason upon prior written notice, typically required at least 90 days before termination. The worldwide license can be either exclusive or nonexclusive for a particular medical device, but over 90% of the Company's licensed applications are nonexclusive. SurModics requires the payment of a non-refundable license fee which has historically ranged from $25,000 to $1,000,000 and quarterly "earned" royalties of 2% to 6% on the sales of products incorporating SurModics' technology. The amount of the license fee and the royalty rate are based on various factors including whether the arrangement is exclusive or nonexclusive, the perceived value of the PhotoLink application to the device and the size of the potential market. Certain nonrefundable license and research and development fees are recoverable by the licensees as offsets against a percentage of future earned royalties. Most of SurModics' agreements also incorporate a minimum royalty to be paid by the licensee while the medical devices are developed, tested and commercialized. In most cases, payment of these minimum royalties will not commence until several months after the execution of an agreement for a particular application. On a quarterly basis, a client will pay the greater of earned or minimum royalties to SurModics.

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

         Diagnostic Formats

         SurModics has also licensed a format for in vitro diagnostic tests developed during the early years of the Company. This format has found broad application in the expanding area of rapid point-of-care diagnostic testing, such as pregnancy and strep tests, and generated $2.9 million of royalty revenue to the Company in fiscal 2000 pursuant to a license agreement with Abbott Laboratories. Although this revenue is expected to grow in the future with the increased sales of licensed products, limited additional SurModics-funded research and development is being undertaken in this area.

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

Research and Development

         SurModics' research and development personnel support the sales and marketing staff in performing feasibility studies, providing technical assistance to potential licensees, optimizing the coating methodologies for specific licensee applications, assisting in training licensees and integrating the Company's technology and know-how into licensee manufacturing processes. In addition, these personnel work to enhance and expand the PhotoLink technology through the development of new reagents and new applications.

         As medical devices become more sophisticated and complex, the Company believes the need for optimized surface properties will grow. The Company intends to continue its development efforts to expand its PhotoLink technology to provide additional optimized surface properties to meet these needs. The Company's technical strategy is to target selected coating characteristics for further development, in order to facilitate and shorten the license cycle. The Company continues to perform research into applications for future products both on its own and in conjunction with some of its licensees. Some of the research and development projects currently being worked on include coatings for site-specific drug release, bone and cartilage repair, enhanced tissue growth, long-term blood compatibility and DNA immobilization methods. In addition to expanding the number of medical applications that may use PhotoLink technology, the Company is working on improving the coating process for metals, developing a process for coating the interior diameter of medical devices and expanding the portfolio of PhotoLink reagents.

         The technical staff of the Company consists of 78 employees, including ten with Ph.D. degrees, six with Masters degrees and 50 with Bachelor degrees, with expertise in chemistry, biomedical engineering, biology, microbiology, cell biology and biochemistry. The technical staff is organized into five areas of specialization: hydrophilicity, microbiology, hemocompatibility, biochemistry and tissue engineering. In addition, a chemistry group supports the synthesis of new reagents needed by the other five groups.

         In fiscal 1999 and 2000, the Company's research and development expenses were $5.2 million and $6.8 million, respectively. The Company's research and development efforts are often funded by commercial licensees and government agencies. Such research and development revenues were approximately $2.0 million in both years.

         Since its founding, the Company has actively participated in the federal government's Small Business Innovative Research ("SBIR") program to fund development efforts. Since 1979, 141 research contracts resulting in revenues of over $26.0 million have been awarded to SurModics, primarily under the SBIR program. Grant proposals are generally directed toward the commercial strategies of the Company. The Company retains commercial rights to discoveries and technologies resulting from the research and development efforts funded by these grants. Where possible, licensees' products or substrates are used when performing research under the grant; thus the results are often directly applicable to SurModics' licensees. Grant funding has also allowed SurModics to maintain a larger and more technologically diverse employee base than would otherwise be possible.

Patents and Proprietary Rights

         The Company has taken steps intended to protect PhotoLink related inventions through a series of patents covering a variety of coating methods, reagents and formulations, as well as particular medical device applications, based on or employing the Company's proprietary photoreactive chemistry. The patents related to the PhotoLink technology include 21 issued U.S. patents, 18 pending U.S. patent applications, 41 issued foreign patents, and 71 pending foreign patent applications. The Company generally files international patent applications in parallel with its U.S. applications primarily in Australia, Canada, Europe, Japan, and Mexico. In addition to the patents related to the PhotoLink technology, SurModics has seven issued U.S. patents, 22 issued foreign patents and three pending foreign patent applications related to its diagnostic technology. There can be no assurance that any of the pending patent applications will be allowed.

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

         The primary competition for SurModics' stabilization products is its customers' internally developed formulations. The consolidation of the diagnostic industry increases the availability of internally developed stabilizers to the market. There are several direct competitors that have recently emerged, of which Pierce Medical Products, Inc. is the largest. The Company believes that quick market penetration is the best strategy for addressing these threats. As in the coating market, the Company also believes that once its stabilization products are accepted in an FDA-approved diagnostic test, the likelihood of change is reduced because of the cost and time required to qualify a new component. SurModics' marketing strategy for its stabilization products is to develop a strong market presence by offering superior product performance and technical service.

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

         The Company also manufactures its 3D-Link Activated Slides. Standard glass slides are cleaned and pretreated in a multiple-step process. The Company applies its proprietary PhotoLink coating in a clean room environment, tests the slides to assure they meet quality standards, and in the final step, packages 25 slides in a box and seals it in moisture-proof packaging.

         Finally, the Company also produces its stabilization products. These products are a group of sterile-filtered liquids that generally share a three-step production process. A standard recipe of chemicals is mixed in high purity water, these liquids are sterile-filtered into specific container sizes under aseptic conditions, and the resultant finished goods are bottled and labeled.

         The Company maintains multiple sources of supply for the key raw materials used to manufacture its products. The Company does, however, purchase some raw materials from single sources, but it believes that additional sources of supply are readily available.

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

Employees

         As of December 1, 2000, SurModics had 118 employees of whom 78 were engaged in development or manufacturing positions, with the remainder in sales, marketing, quality or administrative positions. Of SurModics' employees, 11 hold Ph.D. degrees and 13 hold Masters degrees. The Company is not a party to any collective bargaining agreements and believes that its employee relations are good.

         Management believes that the future success of the Company will depend in part on its ability to attract and retain qualified technical, management and marketing personnel. Such experienced personnel are in high demand, and the Company must compete for their services with other firms which may be able to offer more favorable benefits.


ITEM 2.  PROPERTIES

         In May 1999, SurModics purchased the land and building it currently occupies in Eden Prairie, Minnesota for approximately $3.2 million. The purchase of the building was internally funded and remains unencumbered. The building has approximately 64,000 square feet of space. The Company occupies approximately 57,000 square feet and rents the remaining 7,000 square feet to one tenant. The Company believes that projected capacity of the manufacturing area is adequate to service the needs of its licensees for the foreseeable future. However, the Company is beginning to explore the need for a redundant manufacturing facility as part of its disaster recovery planning.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to nor is any of its property subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   (a)        Use of Proceeds for the period ending September 30, 2000.

   (1)        Effective Date:                           March 3, 1998
              SEC File Number:                          333-43217
   (2)        Offering Date:                            March 3, 1998
   (4)(i)     The offering has terminated; all securities registered were sold.
   (4)(ii)    Managing Underwriter:                     John G. Kinnard and
                                                        Company, Incorporated
   (4)(iii)   Title of Securities:                      Common Stock
   (4)(iv)    Amount Registered:                        4,600,000
              Aggregate Offering Price:                 $17,250,000
              Amount Sold:                              4,600,000
              Aggregate Offering Price Sold:            $17,250,000
   (4)(v)     Underwriting Discounts and Commissions    $ 1,293,750
              Other Expenses                            $   435,148
              Total  Expenses                           $ 1,728,898
   All the above items represented direct or indirect payments to others.
   (4)(vi)    Net Offering Proceeds                     $15,521,102
   (4)(vii)   Use of Net Offering Proceeds:
              Research and development                  $ 2,610,000
              Sales and marketing                       $ 1,536,000
              Administration                            $   192,000
              Building and equipment upgrades           $ 8,095,000
              Patent protection                         $   270,000
              Working capital and general corporate
                purposes                                $ 1,041,000
              Money market funds                        $ 1,777,102
              All the above items represented direct or indirect payments to others.

         (b) The information required by Item 5 relating to the Company's Common Stock and other shareholder matters is incorporated herein by reference to the section entitled "Stock Listing and Price History" which appears in the Company's 2000 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data presented below for the five fiscal years ended September 30 is derived from our audited financial statements. The financial data set forth below should be read in conjunction with the Company's consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in Item 7.

                                                                             Fiscal Year
                                                  ------------------------------------------------------------------
(Dollars in thousands, except per share data)           2000         1999          1998         1997         1996
                                                        ----         ----          ----         ----         ----
Income Statement Data:
   Total revenues                                      $18,279      $13,494        $9,779      $ 7,583      $ 6,183
   Operating income (loss)                               5,333        2,419           948           37         (415)
   Net income (loss)                                     4,240        4,360*        1,637          236         (194)

   Diluted net income (loss) per share                     .25          .27*          .12          .02         (.02)

Balance Sheet Data:
   Cash and short-term investments                     $17,357       $5,922        $4,870      $ 1,948      $ 3,845
   Total assets                                         50,749       31,958        24,305        6,450        6,046
   Retained earnings (accumulated deficit)               2,077       (2,163)       (6,523)      (8,160)      (8,395)
   Total stockholders' equity                           48,303       29,719        22,698        5,102        4,740

* Net income for the twelve months ended September 30, 1999 includes the reversal of an income tax valuation reserve totaling $2,074,000. To make the results comparable between years, excluding the income tax reversal would result in net income of $2,286,000 and diluted earnings per share of $0.14.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's investment portfolio consists of U.S government and government agency obligations and investment grade, interest bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company estimates that a 10% increase in interest rates would result in an approximate $380,000 decrease in the fair value of the its available-for sale securities as of September 30, 2000, but no material impact on the results of operations or cash flows.

         Although the Company conducts business in foreign countries, its international operations consist primarily of sales of reagent and stabilization chemicals. Additionally, all sales transactions are in U.S. dollars. Accordingly, SurModics does not expect to be subject to material foreign currency risk with respect to future costs or cash flows from our foreign sales.

To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The balance sheets as of September 30, 2000 and 1999 and the statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000 together with the Report of Independent Public Accountants contained on pages 14 through 26 of the Company's Annual Report to Shareholders for the year ended September 30, 2000 are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The names, ages and positions of the Company's executive officers are as follows:

Name                         Age           Position
----                         ---           --------
Dale R. Olseth               70      Chairman and Chief Executive Officer
James C. Powell              51      President and Chief Operating Officer
Stephen C. Hathaway          45      Vice President and Chief Financial Officer
Patrick E. Guire, Ph.D.      64      Senior Vice President of Research and
                                       Chief Scientific Officer
Walter H. Diers Jr.          49      Vice President of Corporate Development
Marie J. Versen              39      Vice President of Quality Management and
                                       Regulatory Compliance

         Dale R. Olseth joined the Company in 1986 as its President, Chief Executive Officer and a director of the Company and has served as Chairman since 1988. Mr. Olseth also serves on the Board of Directors of The Toro Company. He served as Chairman or President and Chief Executive Officer of Medtronic, Inc. from 1976 to 1986. From 1971 to 1976, Mr. Olseth served as President and Chief Executive Officer of Tonka Corporation. Mr. Olseth received a B.B.A. degree from the University of Minnesota in 1952 and an M.B.A. degree from Dartmouth College in 1956.

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

         Stephen C. Hathaway joined the Company as its Vice President and Chief Financial Officer in September 1996. Prior to joining SurModics, he served as Director of Finance for Ceridian Employer Services, Ceridian Corporation from 1995 to 1996. Prior to that, Mr. Hathaway was Vice President - Finance & Operations for Wilson Learning Corporation from 1988 to 1995. He also spent ten years with Arthur Andersen LLP. Mr. Hathaway received a B.S. degree in accounting from Miami University in 1977 and became a Certified Public Accountant in 1980.

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

         The information required by Item 9 relating to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" which appears in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the sections entitled "Principal Shareholders" and Management Shareholdings" which appear in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)   Exhibits.  See "Exhibit Index" on the page following signatures.

         (b) Reports on Form 8-K. A report on Form 8-K was filed on July 12, 2000 reporting under Item 5 the issuance of a press release announcing the Company's licensing agreement with Motorola, Inc.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SURMODICS, INC.
                                       ("Registrant")


Dated:  December 22, 2000              By:  /s/ Dale R. Olseth
                                            Dale R. Olseth
                                            Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities, and on the dates indicated.

                               (Power of Attorney)

         Each person whose signature appears below constitutes and appoints DALE
R. OLSETH and STEPHEN C. HATHAWAY as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

       Signature                    Title                           Date

 /s/  Dale R. Olseth             Chairman, Chief Executive    December 22, 2000
Dale R. Olseth                   Officer and Director (Chief
                                  Executive Officer)
/s/ Stephen C. Hathaway          Vice President and Chief     December 22, 2000
Stephen C. Hathaway              Financial Officer
                                 (Chief Financial and
                                 Accounting Officer)

/s/ Donald S. Fredrickson        Director                     December 18, 2000
Donald S. Fredrickson, M.D.

/s/ James J Grierson             Director                     December 18, 2000
James J. Grierson


/s/ Patrick E. Guire             Director                     December 22, 2000
Patrick E. Guire

/s/ Kenneth H. Keller            Director                     December 19, 2000
Kenneth H. Keller

/s/ David A. Koch                Director                     December 20, 2000
David A. Koch

/s/ Kendrick B.  Melrose         Director                     December 19, 2000
Kendrick B. Melrose

/s/ John A. Meslow               Director                     December 19, 2000
John A.  Meslow

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-K

                  For the Fiscal Year Ended September 30, 2000

                                 SURMODICS, INC.


Exhibit

3.1 Restated Articles of Incorporation, as amended--incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC. File No. 0-23837

3.2 Bylaws, as amended to date--incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998, SEC. File No. 0-23837.

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

13 Portions of Annual Report to Shareholders for the fiscal year ended September 30, 2000 incorporated by reference in this Form 10-K.

23       Consent of Arthur Andersen LLP

24       Power of Attorney (included on signature page of this Form 10-K).

27       Financial Data Schedule
----------------
*Management contract or compensatory plan or arrangement