Form 10-Q
period 2000-12-31
SURMODICS INC
filed 2001-02-12
CIK 924717

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to

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
                                Yes   X      No
                                    -----      -----

The number of shares of the registrant's Common Stock, $.05 par value per share, outstanding as of January 31, 2001 was 16,684,686.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 SURMODICS, INC.
                            Condensed Balance Sheets
                        (In thousands, except share data)


                                                                                  December 31,          September 30,
                                                                                      2000                   2000
                                                                                  ------------         --------------
                                 ASSETS                                            (Unaudited)
CURRENT ASSETS:
     Cash & cash equivalents                                                          $  1,461             $  1,510
     Short-term investments                                                             16,531               15,847
     Accounts receivable, net                                                            1,735                1,406
     Inventories                                                                           573                  500
     Deferred tax asset                                                                    232                  912
     Prepaids and other                                                                  1,015                  911
                                                                                      --------             --------
               Total current assets                                                     21,547               21,086
                                                                                      --------             --------

PROPERTY AND EQUIPMENT, net                                                              7,280                7,166
LONG-TERM INVESTMENTS                                                                   22,999               22,293
OTHER ASSETS, net                                                                          222                  204
                                                                                      --------             --------

                                                                                      $ 52,048             $ 50,749
                                                                                      ========             ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                 $    224             $    379
     Accrued liabilities                                                                 1,243                1,584
     Deferred revenues                                                                     456                  433
                                                                                      --------             --------
               Total current liabilities                                                 1,923                2,396

DEFERRED REVENUES, less current portion                                                     --                   50
                                                                                      --------             --------

               Total liabilities                                                         1,923                2,446
                                                                                      --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Series A Preferred stock-
          $.05 par value, 450,000 shares authorized;
          no shares issued and outstanding                                                  --                   --
     Common stock-
          $.05 par value, 45,000,000 shares authorized;
          16,620,986 and 16,556,002 shares issued and outstanding                          831                  828
     Additional paid-in capital                                                         45,942               45,740
     Unearned compensation                                                                (262)                (289)
     Stock purchase notes receivable                                                        (7)                  (7)
     Accumulated other comprehensive income (loss)                                         179                  (46)
     Retained earnings                                                                   3,442                2,077
                                                                                      --------             --------
               Total stockholders' equity                                               50,125               48,303
                                                                                      --------             --------

                                                                                      $ 52,048             $ 50,749
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

                                 SURMODICS, INC.
                         Condensed Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                          December 31,
                                                                                   ---------------------------
                                                                                     2000               1999
                                                                                   --------           --------
REVENUES:
     Royalties                                                                     $  2,058           $  2,350
     License fees                                                                       435                100
     Product sales                                                                    1,557              1,234
     Research and development                                                           782                465
                                                                                   --------           --------
         Total revenues                                                               4,832              4,149
                                                                                   --------           --------

OPERATING COSTS AND EXPENSES:
     Product                                                                            608                396
     Research and development                                                         1,775              1,608
     Sales and marketing                                                                414                377
     General and administrative                                                         713                562
                                                                                   --------           --------
         Total operating costs and expenses                                           3,510              2,943
                                                                                   --------           --------

INCOME FROM OPERATIONS                                                                1,322              1,206
                                                                                   --------           --------

OTHER INCOME:
     Investment income, net                                                             631                293
     Gain on sale of investments                                                        150                  1
                                                                                   --------           --------
         Other income, net                                                              781                294
                                                                                   --------           --------

INCOME BEFORE PROVISION FOR INCOME TAXES                                              2,103              1,500

INCOME TAX PROVISION                                                                   (737)              (556)
                                                                                   --------           --------

NET INCOME                                                                         $  1,366           $    944
                                                                                   ========           ========


NET INCOME PER SHARE:
     Basic                                                                         $   0.08           $   0.06
     Diluted                                                                       $   0.08           $   0.06

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic weighted average common shares outstanding                                16,590             15,436
     Dilutive effect of outstanding stock options                                     1,106              1,046
                                                                                   --------           --------
          Diluted weighted average common shares outstanding                         17,696             16,482



The accompanying notes are an integral part of these condensed financial statements.

                                 SURMODICS, INC.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                           December 31,
                                                                                  -----------------------------
                                                                                    2000                 1999
                                                                                  --------             --------
OPERATING ACTIVITIES:
     Net income                                                                   $  1,366             $    944
     Adjustments to reconcile net income to net cash provided by operating activities-
            Depreciation and amortization                                              361                  210
            Amortization of unearned compensation, net                                  27                   22
            Change in deferred tax                                                     680                  555
            Change in assets and liabilities:
                Accounts receivable                                                   (329)                 222
                Inventories                                                            (73)                 (14)
                Prepaids and other                                                    (128)                (150)
                Accounts payable and accrued liabilities                              (496)                (765)
                Deferred revenues                                                      (27)                 (13)
                                                                                  --------             --------
                    Net cash provided by operating activities                        1,381                1,011
                                                                                  --------             --------

INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                         (470)              (1,313)
     Purchases of available-for-sale investments                                   (14,046)              (3,943)
     Sales/maturities available-for-sale investments                                12,881                3,843
     Repayment of stock purchase notes receivable                                       --                   20
                                                                                  --------             --------
                    Net cash used in investing activities                           (1,635)              (1,393)
                                                                                  --------             --------

FINANCING ACTIVITIES:
     Issuance of common stock                                                          205                  184
                                                                                  --------             --------

                    Net decrease in cash and cash equivalents                          (49)                (198)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                             1,510                1,975
                                                                                  --------             --------
     End of period                                                                $  1,461             $  1,777
                                                                                  ========             ========




The accompanying notes are an integral part of these condensed financial statements.

                                 SURMODICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management's best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

         According to the rules and regulations of the Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. Read together with the disclosures below, management believes the interim financial statements are presented fairly. However, these unaudited condensed financial statements should be read together with the financial statements for the year ended September 30, 2000 and footnotes thereto included in the Company's form 10-K as filed with the Securities and Exchange Commission.

(2) NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 requires that license and other up-front fees be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company will adopt SAB 101 when required, which is currently expected to be in the fourth quarter of fiscal 2001. The Company is currently evaluating SAB 101 to determine whether its implementation will have any material impact on the Company's financial position or results of operations with respect to the license fees earned by SurModics. Any adjustment would result in a charge to earnings for the cumulative effect of the change. This amount would then be deferred and be recognized as revenue in future periods.

(3) COMPREHENSIVE INCOME

        The components of comprehensive income for the three-month periods are as follows:


                                                         Three months ended December 31,

                                                             2000                 1999
                                                         --------------       -------------
                                                             (dollars in thousands)
              Net income                                    $  1,366             $    944

              Other comprehensive income:
                  Change in unrealized gain (loss)
                  on available-for-sale securities               225                  (96)

                                                            --------             --------
              Total comprehensive income                    $  1,591             $    848
                                                            ========             ========

(4) OPERATING SEGMENTS
      (dollars in thousands)


                                                               Research &
                             Licensing       Manufacturing     Development      Corporate       Consolidated
                            -----------    ----------------   -------------    -----------     --------------
Three Months Ended December 31, 2000
Revenues:
    PhotoLink                 $ 1,861           $   723          $   709          $    --          $ 3,293
    Diagnostic                    632                --               --               --              632
    Stabilization & other          --               834               --               --              834
    Government                     --                --               73               --               73
                              -------           -------          -------          -------          -------
Total Revenues                  2,493             1,557              782               --            4,832
Expenses                           --               608            1,775            1,127            3,510
                              -------           -------          -------          -------          -------
Operating income (loss)         2,493               949            (993)          (1,127)            1,322
Other income
                                                                                      781              781
Income tax provision
                                                                                    (737)             (737)
                                                                                                   -------
Net income                                                                                         $ 1,366
                                                                                                   =======
Three Months Ended December 31, 1999
Revenues:
    PhotoLink                 $ 1,744           $   605          $   272          $    --          $ 2,621
    Diagnostic                    705                --               --               --              705
    Stabilization & other          --               630               --               --              630
    Government                     --                --              193               --              193
                              -------           -------          -------          -------          -------
Total Revenues                  2,449             1,235              465               --            4,149
Expenses                           --               396            1,608              939            2,943
                              -------           -------          -------          -------          -------
Operating income (loss)         2,449               839          (1,143)             (939)           1,206
Other income                                                                          294              294
Income tax provision                                                                 (556)            (556)
                                                                                                   -------
Net income                                                                                         $   944
                                                                                                   =======


(5) 2-FOR-1 STOCK SPLIT

         On November 13, 2000, the Board of Directors declared a 2-for-1 stock split of the Company's Common Stock, payable on December 6, 2000, to shareholders of record on November 27, 2000. All share, per share and weighted average share information has been restated to reflect the split.

(6) STOCKHOLDERS' EQUITY

         On November 13, 2000, the Board of Directors adopted a resolution that designated an additional 300,000 of the then 4,850,000 undesignated shares as Series A Preferred Stock. The total number of authorized shares of the Company are now 50,000,000 consisting of 45,000,000 shares of Common Stock, $0.05 par value per share, 450,000 of Series A Preferred Stock, $.05 par value per share, and 4,550,000 undesignated shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         SurModics is a leading provider of surface modification solutions to medical device manufacturers. The Company's revenues are derived from four primary sources: fees from licensing its patented technology to customers; royalties received from licensees; the sale of photoreactive chemical compounds to licensees, stabilization products to the diagnostics industry, and coated slides to the genomics market; and research and development fees generated on projects for commercial customers and pursuant to government grants.

RESULTS OF OPERATIONS

                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

         Revenues. The Company's revenues were $4.8 million for the first quarter of fiscal 2001, an increase of $683,000, or 16%, over the same period of fiscal 2000. The revenue components were as follows (in thousands):


                                                                                   $ Increase      % Increase
                                                           2000           1999      (Decrease)     (Decrease)
                                                           ----           ----     -----------    -----------
        PhotoLink(R)revenue:
            Royalties                                     $1,426         $1,644       $ (218)        (13%)
            License fees                                     435            100          335         335%
            Reagent chemical sales                           723            605          118          20%
            Commercial development                           709            272          437         161%
                                                          ------         ------       ------
                Total PhotoLink revenue                    3,293          2,621          672          26%
        Other revenue:
            Diagnostic royalties                             632            705          (73)        (10%)
            Stabilization & other products                   834            630          204          32%
            Government research                               73            193         (120)        (62%)
                                                          ------         ------       ------
                   Total revenues                         $4,832         $4,149       $  683          16%
                                                          ======         ======       ======


         First quarter revenue growth of 16% was primarily due to a 26% increase in PhotoLink-related revenue. Commercial development revenue increased 161% to $709,000. Much of this increase was due to a high level of effort on two projects: genomics work with Motorola and the continued development of a drug delivery stent with Johnson & Johnson's Cordis division. PhotoLink royalties fell $218,000 to $1.4 million. The bulk of the difference was due to a one-time royalty payment of $225,000 recorded in last year's first quarter. Excluding this one-time payment, PhotoLink royalty growth was essentially flat with last year.

         Reagent chemical sales (those chemicals used by licensees in the PhotoLink coating process) increased 20% to $723,000. A single client purchased a little more than half of the reagents sold during the quarter. Reagent sales to all other clients more than doubled between years.

         SurModics signed two new PhotoLink license agreements during the first quarter. Fees from the two new licenses and milestone payments on several previously executed licenses combined for total license revenue of $435,000, a significant increase over last year. The Company now has license agreements with 49 companies covering over 100 different product applications. A 32% increase in stabilization and other product (DNA slides) sales contributed to the bulk of revenue growth outside of PhotoLink.

         Product costs. The Company's product costs were $608,000 for the first quarter of fiscal 2001, an increase of $212,000, or 54%, over the same period of fiscal 2000. Overall product margins decreased to 61% in the first quarter of fiscal 2001 from 68% in the same period of fiscal 2000. While the margin is down from last year, margins have been consistently running at 61% for the last four quarters.

         Research and development expenses. Research and development expenses were $1.8 million for the first quarter of fiscal 2001, an increase of $167,000, or 10%, over the same period of fiscal 2000. The change was primarily due to compensation and benefits associated with technical personnel added by the Company over the last year, foreign patent filing fees and increased depreciation and facilities costs due to last year's construction of additional laboratory facilities.

         Sales and marketing expenses. Sales and marketing expenses were $414,000 for the first quarter of fiscal 2001, a $37,000 or 10% increase from the same period of fiscal 2000. Increased compensation and benefits costs and additional business travel offset a decrease in promotional expenses.

         General and administrative expenses. General and administrative expenses were $713,000 for the first quarter of fiscal 2001, an increase of $151,000, or 27%, over the same period of fiscal 2000. The increase was the result of additional facilities costs related to building additions added in the previous year, and rising compensation and benefit costs.

         Income from operations. The Company's income from operations was $1.3 million for the first quarter of fiscal 2001, an increase of $116,000, or 10%, over the same period of fiscal 2000.

         Other income, net. The Company's other income was $781,000 for the first quarter of fiscal 2001, an increase of $487,000, or 166%, over the same period of fiscal 2000. The increase in investment income was a direct result of the 90% increase in investment balances from last year's first quarter. In addition, the Company sold a portion of its bond portfolio to take advantage of a tax capital loss carryforward, generating a realized gain of $150,000.

         Income tax expense. The Company's income tax provision was $737,000 for the first quarter of fiscal 2001 versus a $556,000 in the same period of fiscal 2000.

         Other comprehensive income. The Company had $225,000 of other comprehensive income for the first quarter of fiscal 2001. This income was generated by an increase in the fair value of the Company's long-term available-for-sale investments. As of December 31, 2000, the Company had a net $179,000 unrealized gain related to those investments.


LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, the Company had working capital of $19.6 million and cash, cash equivalents and investments totaling approximately $41.0 million. The Company's investments principally consist of U.S. government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company generated positive cash flows from operating activities of $1.4 million in the first quarter, which was an increase of 37% for the same period of last year, primarily due to the increase in net income and the change in the deferred tax asset.

         As of December 31, 2000, the Company had no debt, nor did it have any credit agreements. The Company believes that its existing capital resources will be adequate to fund the Company's operations into the foreseeable future.


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

     The securities held in the Company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair value of the available-for-sale securities. The Company has determined that a hypothetical ten percent increase in interest rates would result in an approximate $400,000 decrease in the fair value of the Company's available-for-sale securities as of December 31, 2000, but no material impact on the results of operations or cash flows.


FORWARD LOOKING STATEMENTS

     The statements contained in this quarterly report relating to future revenue growth and expense levels are based on current expectations and involve a number of risks and uncertainties. These statements are forward looking and are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. The following factors could cause royalty revenue to materially and adversely differ from that anticipated: the ability of the Company's licensees to successfully gain regulatory approval for, market and sell products incorporating the Company's technology; the amount and timing of resources devoted by the Company's licensees to market and sell products incorporating the Company's technology; the Company's ability to attract new licensees and to enter into agreements for additional applications with existing licensees; the Company's ability to maintain a competitive position in the development of technologies and products in its areas of focus; and business and general economic conditions. Investors should consider these risks and other risks identified in the Company's filings with the SEC when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. SurModics undertakes no obligation to update publicly or revise any forward-looking statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

             None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

           Use of Proceeds through the period ending December 31, 2000.
             (1)           Effective Date:                                                       March 3, 1998
                           SEC File Number:                                                      333-43217
             (2)           Offering Date:                                                        March 3, 1998
             (4)(i)        The offering has terminated;  all securities registered were sold.
             (4)(ii)       Managing Underwriter:                                                 John G. Kinnard and Company,
                                                                                                 Incorporated
             (4)(iii)      Title of Securities:                                                  Common Stock
             (4)(iv)       Amount Registered:                                                      2,300,000
                           Aggregate Offering Price:                                             $17,250,000
                           Amount Sold:                                                            2,300,000
                           Aggregate Offering Price Sold:                                        $17,250,000
             (4)(v)        Underwriting Discount and Commissions                                 $ 1,293,750
                           Other Expenses                                                        $   435,148
                           Total Expenses                                                        $ 1,728,898
                           All the above items represented direct or indirect payments to others.
             (4)(vi)       Net Offering Proceeds                                                 $15,521,102
             (4)(vii)      Use of Net Offering Proceeds:
                           Research and development                                              $ 3,110,000
                           Sales and marketing                                                   $ 1,728,000
                           Property and equipment upgrades                                       $ 8,565,000
                           Patent protection                                                     $   334,000
                           Working capital and general corporate purposes                        $ 1,150,000
                           Administration                                                        $   240,000
                           Money market funds                                                    $   394,102
                           All the above items represented direct or indirect payments to others.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

             None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       (a) The Company held its Annual Meeting of shareholders on January 22, 2001.

       (b) Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934. The shareholders voted on two matters: (i) to set the number of directors at eight (8) and (ii) to elect Class II directors. The shareholders approved both matters by the following votes:


                                                                           Votes          Votes           Broker
                                                         Votes For        Against       Abstained        Non-Votes
                                                       -------------   ------------    ------------    ------------
(i)    Set the number of directors at eight (8)          13,512,880        5,780          22,210              0

                                                                           Votes          Broker
                                                         Votes For       Withheld       Non-Votes
                                                       -------------   ------------    -----------
(ii)   Elect Class II directors
           James J. Grierson                             13,469,070        71,800           0
           Kendrick B. Melrose                           13,471,270        69,600           0


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

                                           SURMODICS, INC.

February 12, 2001
                                           By: /s/ Stephen C. Hathaway
                                             --------------------------------
                                                   Stephen C. Hathaway
                                                   Vice President & CFO
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit Number                      Description
--------------                      -----------
   3.1                 Articles of Incorporation, as
                       amended to date