Form 10-Q
period 2001-03-31
SURMODICS INC
filed 2001-05-14
CIK 924717

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                                --------------
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                         Commission File Number 0-23837
                                                -------

                                 SURMODICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

            MINNESOTA                               41-1356149
    ------------------------            ------------------------------------
    (State of incorporation)            (I.R.S. Employer Identification No.)

                              9924 West 74th Street
                          Eden Prairie, Minnesota 55344
                    ----------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (952) 829-2700
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X          No
                             ---            ---

The number of shares of the registrant's Common Stock, $.05 par value per share, outstanding as of April 30, 2001 was 16,735,415.



================================================================================

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 SURMODICS, INC.
                            Condensed Balance Sheets
                        (In thousands, except share data)

                                                                                 March 31,           September 30,
                                                                                   2001                   2000
                                                                                -----------          -------------
                                ASSETS                                          (Unaudited)
CURRENT ASSETS:
     Cash & cash equivalents                                                     $   4,143              $  1,510
     Short-term investments                                                         14,938                15,847
     Accounts receivable, net                                                        2,159                 1,406
     Inventories                                                                       690                   500
     Deferred tax asset                                                                745                   912
     Prepaids and other                                                                864                   911
                                                                                 ---------              --------
               Total current assets                                                 23,539                21,086

PROPERTY AND EQUIPMENT, net                                                          7,326                 7,166
LONG-TERM INVESTMENTS                                                               23,529                22,293
OTHER ASSETS, net                                                                      215                   204
                                                                                 ---------              --------
                                                                                 $  54,609              $ 50,749
                                                                                 =========              ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                            $     394                  $379
     Accrued liabilities                                                             2,003                 1,584
     Deferred revenues                                                                 307                   433
                                                                                 ---------              --------
               Total current liabilities                                             2,704                 2,396

DEFERRED REVENUES, less current portion                                                 --                    50
                                                                                 ---------              --------
               Total liabilities                                                     2,704                 2,446
                                                                                 ---------              --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Series A Preferred stock-
          $.05 par value, 450,000 shares authorized;
          no shares issued and outstanding                                              --                    --
     Common stock-
          $.05 par value, 45,000,000 shares authorized;
          16,728,845 and 16,556,002 shares issued and outstanding                      836                   828
     Additional paid-in capital                                                     46,051                45,740
     Unearned compensation                                                            (243)                 (289)
     Stock purchase notes receivable                                                    (7)                   (7)
     Accumulated other comprehensive income (loss)                                     259                   (46)
     Retained earnings                                                               5,009                 2,077
                                                                                 ---------              --------
               Total stockholders' equity                                           51,905                48,303
                                                                                 ---------              --------
                                                                                 $  54,609              $ 50,749
                                                                                 =========              ========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 SURMODICS, INC.
                         Condensed Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                    Three Months Ended                   Six Months Ended
                                                                         March 31,                           March 31,
                                                                  ------------------------          -------------------------
                                                                    2001            2000              2001             2000
                                                                  --------        --------          --------         --------
REVENUES:
     Royalties                                                    $  2,878        $  2,503          $  4,936         $  4,853
     License fees                                                      104             160               539              260
     Product sales                                                   1,518           1,188             3,075            2,422
     Research and development                                          875             590             1,657            1,055
                                                                  --------        --------          --------         --------
         Total revenues                                              5,375           4,441            10,207            8,590
                                                                  --------        --------          --------         --------

OPERATING COSTS AND EXPENSES:
     Product                                                           624             467             1,232              862
     Research and development                                        1,907           1,776             3,682            3,384
     Sales and marketing                                               417             354               831              732
     General and administrative                                        799             693             1,512            1,255
                                                                  --------        --------          --------         --------
         Total operating costs and expenses                          3,747           3,290             7,257            6,233
                                                                  --------        --------          --------         --------
INCOME FROM OPERATIONS                                               1,628           1,151             2,950            2,357
                                                                  --------        --------          --------         --------

OTHER INCOME:
     Investment income, net                                            609             307             1,240              600
     Gain (loss) on sale of investments                                160             (11)              310              (10)
                                                                  --------        --------          --------         --------
         Other income, net                                             769             296             1,550              590
                                                                  --------        --------          --------         --------
INCOME BEFORE PROVISION FOR INCOME TAXES                             2,397           1,447             4,500            2,947

INCOME TAX PROVISION                                                   831             543             1,568            1,100
                                                                  --------        --------          --------         --------
NET INCOME                                                        $  1,566        $    904          $  2,932         $  1,847
                                                                  ========        ========          ========         ========


NET INCOME PER SHARE:
     Basic                                                        $   0.09        $   0.06             $0.18            $0.12
     Diluted                                                      $   0.09        $   0.05             $0.17            $0.11

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic weighted average common shares outstanding               16,686          15,564            16,638           15,500
     Dilutive effect of outstanding stock options                    1,089           1,126             1,101            1,114
                                                                  --------        --------          --------         --------
         Diluted weighted average common shares outstanding         17,775          16,690            17,738           16,614



              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 SURMODICS, INC.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                               March 31,
                                                                                       ------------------------
                                                                                         2001            2000
                                                                                       --------        --------
OPERATING ACTIVITIES:
     Net income                                                                        $  2,932        $  1,847
     Adjustments to reconcile net income to net cash provided by operating activities-
            Depreciation and amortization                                                   748             485
            Amortization of unearned compensation, net                                       46              43
            Deferred tax provision                                                          167           1,091
            Change in assets and liabilities:
                Accounts receivable                                                        (753)             73
                Inventories                                                                (190)            (52)
                Prepaids and other                                                           25            (358)
                Accounts payable and accrued liabilities                                    434            (309)
                Deferred revenues                                                          (176)           (108)
                                                                                       --------        --------
                    Net cash provided by operating activities                             3,233           2,712
                                                                                       --------        --------

INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                              (897)         (2,078)
     Purchases of available-for-sale investments                                        (31,875)        (13,626)
     Sales/maturities available-for-sale investments                                     31,853          13,729
     Repayment of stock purchase notes receivable                                            --              20
                                                                                       --------        --------
                    Net cash used in investing activities                                  (919)         (1,955)
                                                                                       --------        --------

FINANCING ACTIVITIES:
     Issuance of common stock                                                               319             (92)
                                                                                       --------        --------

                    Net increase in cash and cash equivalents                             2,633             665

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                  1,510           1,975
                                                                                       --------        --------
     End of period                                                                     $  4,143        $  2,640
                                                                                       ========        ========




              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 SURMODICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management's best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The results of operations for the six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(2) NEW ACCOUNTING PRONOUNCEMENTS

        In March 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 requires that license and other up-front fees be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company will adopt SAB 101 when required, which is currently expected to be in the fourth quarter of fiscal 2001. The Company is currently evaluating SAB 101 to determine whether its implementation will have any material impact on the Company's financial position or results of operations with respect to the license fees earned by SurModics. Any adjustment would result in a charge to earnings for the cumulative effect of the change. This amount would then be deferred and be recognized as revenue in future periods.

(3) COMPREHENSIVE INCOME

       The components of comprehensive income for the three-month and six-month periods are as follows:


                                        Three months ended     Six months ended
                                             March 31,            March 31,
                                       -------------------   ------------------
        (dollars in thousands)            2001      2000       2001       2000
                                       ---------  --------   --------  --------
        Net income                      $ 1,566    $  904     $ 2,932   $ 1,847

        Other comprehensive income:
          Change in unrealized gain
        (loss) on available-for-sale
        securities                           80        (4)        305      (100)
                                        -------    ------     -------   -------
        Total comprehensive income      $ 1,646    $  900     $ 3,237   $ 1,747
                                        =======    ======     =======   =======

(4) OPERATING SEGMENTS
    (dollars in thousands)

                                                Research &
                      Licensing  Manufacturing  Development    Corporate    Consolidated
                      ---------  -------------  ------------  ------------  ------------
Six Months Ended
  March 31, 2001

Revenues:
   PhotoLink           $ 3,962        $ 1,368       $ 1,473      $     --       $ 6,803
   Diagnostic            1,513             --            --            --         1,513
   Stabilization &
     other                  --          1,707            --            --         1,707
   Government               --             --           184            --           184
                       -------        -------       -------      --------       -------
Total Revenues           5,475          3,075         1,657            --        10,207
Expenses                    --          1,232         3,682         2,343         7,257
                       -------        -------       -------      --------       -------
Operating income
  (loss)                 5,475          1,843        (2,025)       (2,343)        2,950
Other income                                                        1,550         1,550
Income tax provision                                               (1,568)       (1,568)
                                                                                -------
Net income                                                                      $ 2,932
                                                                                =======
Six Months Ended
  March 31, 2000

Revenues:
   PhotoLink           $ 3,475        $ 1,106       $   668      $     --       $ 5,249
   Diagnostic            1,638             --            --            --         1,638
   Stabilization &
     other                  --          1,316            --            --         1,316
   Government               --             --           387            --           387
                       -------        -------       -------      --------       -------
Total Revenues           5,113          2,422         1,055            --         8,590
Expenses                    --            862         3,384         1,987         6,233
                       -------        -------       -------      --------       -------
Operating income
  (loss)                 5,113          1,560        (2,329)       (1,987)        2,357
Other income                                                          590           590
Income tax provision                                               (1,100)       (1,100)
                                                                                -------
Net income                                                                      $ 1,847
                                                                                =======



(5) STOCKHOLDERS' EQUITY

        On November 13, 2000, the Board of Directors adopted a resolution that designated an additional 300,000 of the then 4,850,000 undesignated shares as Series A Preferred Stock. The total number of authorized shares of the Company is now 50,000,000, consisting of 45,000,000 shares of Common Stock, $0.05 par value per share, 450,000 of Series A Preferred Stock, $.05 par value per share, and 4,550,000 undesignated shares.

        In addition on November 13, 2000, the Board of Directors declared a 2-for-1 stock split of the Company's Common Stock, payable on December 6, 2000, to shareholders of record on November 27, 2000. All share, per share and weighted average share information has been restated to reflect the split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        SurModics is a leading provider of surface modification solutions to medical device manufacturers. The Company's revenues are derived from four primary sources: fees from licensing its patented technology to customers; royalties received from licensees; product sales (photoreactive chemical compounds to licensees, stabilization products to the diagnostics industry, and coated slides to the genomics market); and research and development fees generated on projects for commercial customers and pursuant to government grants.

RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

        Revenues. The Company's revenues were $5.4 million for the second quarter of fiscal 2001, an increase of $934,000, or 21%, over the same period of fiscal 2000. The revenue components were as follows (in thousands):


                                                                  $ Increase  % Increase
                                               2001      2000     (Decrease)   (Decrease)
                                              ------    ------    ----------  ----------
      PhotoLink(R) revenue:
          Royalties                           $1,997    $1,571       $426         27%
          License fees                           104       160       (56)        (35%)
          Reagent chemical sales                 645       501        144         29%
          Commercial development                 764       396        368         93%
                                              ------    ------       ----
              Total PhotoLink revenue          3,510     2,628        882         34%

      Other revenue:
          Diagnostic royalties                   881       933       (52)         (6%)
          Stabilization & slide sales            873       686        187         27%
          Government research                    111       194       (83)        (43%)
                                              ------    ------       ----
                 Total revenues               $5,375    $4,441       $934         21%
                                              ======    ======       ====


        Second quarter revenue growth was the result of a 34% increase in PhotoLink-related revenue. Commercial development revenue increased 93% to $764,000, a quarterly record. Much of this increase was due to a high level of effort on two projects: genomics work with Motorola and coating work on the drug delivery stent for Johnson & Johnson's Cordis division. PhotoLink royalties also increased to record levels, up $426,000 to $2.0 million, a 27% increase. Royalty revenue in the quarter was boosted by the first minimum royalty payment from Motorola Life Sciences and stronger royalties from several other licensees.

        Reagent chemical sales (those chemicals used by licensees in the PhotoLink coating process) increased 29% to $645,000. Historically, a single client purchased more than half of the reagents sold, but during the current quarter, this percentage dropped to 38%, as sales to all other clients increased. Reagent sales to all other clients increased 78% between years.

        SurModics signed two new license agreements during the second quarter of fiscal 2001. Fees from the two new licenses and installment payments on previously executed licenses combined for total license revenue of $104,000. The Company has license agreements with 47 companies covering over

110 different product applications, 57 of which are currently on the market. A 27% increase in stabilization and DNA slides sales contributed to the balance of revenue growth outside of PhotoLink.

        Product costs. The Company's product costs were $624,000 for the second quarter of fiscal 2001, an increase of $157,000, or 34%, over the same period of fiscal 2000. Overall product margins decreased slightly to 59% in the second quarter of fiscal 2001 from 61% in the same period of fiscal 2000. Most of this change was due to a reduction in certain stabilization product prices that the Company implemented at the beginning of the fiscal year.

        Research and development expenses. Research and development expenses were $1.9 million for the second quarter of fiscal 2001, an increase of $131,000, or 7%, over the same period of fiscal 2000. The increase was primarily due to compensation and benefits associated with technical personnel added by the Company over the last year, higher foreign patent filing fees and increased depreciation and facilities costs due to last year's construction of additional laboratory facilities.

        Sales and marketing expenses. Sales and marketing expenses were $417,000 for the second quarter of fiscal 2001, a $63,000 or 18% increase from the same period of fiscal 2000. Increased compensation and benefits costs and additional business travel offset a decrease in promotional expenses.

        General and administrative expenses. General and administrative expenses were $799,000 for the second quarter of fiscal 2001, an increase of $106,000, or 15%, over the same period of fiscal 2000. The increase was the result of additional facilities costs related to building improvements made in the previous year, and higher utility, investor relations and compensation and benefit costs.

        Income from operations. The Company's income from operations was $1.6 million for the second quarter of fiscal 2001, an increase of $477,000, or 41%, over the same period of fiscal 2000.

        Other income, net. The Company's other income was $769,000 for the second quarter of fiscal 2001, an increase of $473,000, or 160%, over the same period of fiscal 2000. The increase in investment income was a direct result of the 91% increase in cash and investment balances from last year's second quarter. In addition, the Company sold a portion of its bond portfolio to take advantage of a tax capital loss carryforward, generating a realized gain of $159,000.

        Income tax expense. The Company's income tax provision was $831,000 for the second quarter of fiscal 2001 versus $543,000 in the same period of fiscal 2000.

                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000

        Revenues. The Company's revenues were $10.2 million for the first six months of fiscal 2001, an increase of $1.6 million, or 19%, over the same period of fiscal 2000. The revenue components were as follows (in thousands):


                                                                $ Increase  % Increase
                                               2001      2000   (Decrease)  (Decrease)
                                             -------    ------  ----------  ----------
      PhotoLink revenue:
          Royalties                          $ 3,423    $3,215       $208        6%
          License fees                           539       260        279      108%
          Reagent chemical sales               1,368     1,106        262       24%
          Commercial development               1,473       668        805      121%
                                             -------    ------     ------
              Total PhotoLink revenue          6,803     5,249      1,554       30%

      Other revenue:
          Diagnostic royalties                 1,513     1,638      (125)       (8%)
          Stabilization & slide sales          1,707     1,316        391       30%
          Government research                    184       387      (203)      (52%)
                                             -------    ------     -----
                 Total revenues              $10,207    $8,590     $1,617       19%
                                             =======    ======     =====


        The revenue growth for the first six months of fiscal 2001 was distributed across several PhotoLink revenue categories. Commercial development revenue increased 121% to nearly $1.5 million. Most of the growth is related to genomics and drug delivery stent work described earlier. The growth in PhotoLink royalties was primarily due to increased sales of coated products by the Company's licensees. PhotoLink revenue growth was masked somewhat by a one-time $225,000 royalty payment received in the first half of last year. Approximately 81% of the PhotoLink royalties received were earned royalties based on the clients' sale of coated products. The remaining royalties were minimum payments made to SurModics prior to a medical device reaching the market.

        The 24% increase in reagent chemical sales was due to a greater number of clients purchasing reagents and to the growing production of PhotoLink-coated devices by SurModics' clients. SurModics signed four new PhotoLink license agreements during the first six months of fiscal 2001. The fees from these agreements, in addition to progress payments made on previously executed license agreements resulted in $539,000 of revenue, a 108% increase from the $260,000 recorded on the five license agreements signed in the same period last year. Stabilization and DNA slide sales increased 30% from the same period in fiscal 2000.

        Product costs. The Company's product costs were $1.2 million for the first six months of fiscal 2001, an increase of $370,000, or 43%, over the same period of fiscal 2000. Overall product margins were 60% in the first six months of fiscal 2001 compared to 61% in the same period of fiscal 2000.

        Research and development expenses. Research and development expenses were $3.7 million for the first six months of fiscal 2001, an increase of $298,000, or 9%, over the same period of fiscal 2000. The change was primarily due to compensation and benefits associated with technical personnel added by the Company over the last year, increased legal fees for foreign patents, higher utility costs and increased depreciation on equipment purchases.

        Sales and marketing expenses. Sales and marketing expenses were $831,000 for the first six months of fiscal 2001, an increase of $99,000 or 14% from the same period of fiscal 2000. The change was primarily due to compensation and benefits associated with sales and marketing staff hired in the last half of the previous year and to a corresponding increase in business travel. Decreased promotional expenses offset a portion of the above increases.

        General and administrative expenses. General and administrative expenses were $1.5 million for the first half of fiscal 2001, an increase of $257,000, or 20%, over the same period of fiscal 2000. The increase was the result of higher compensation and benefit costs, rising utility costs, and increased investor relations expenditures.

        Income from operations. The Company's income from operations was $3.0 million for the first six months of fiscal 2001, an increase of $593,000, or 25%, over the same period of fiscal 2000.

        Other income, net. The Company's other income was $1.6 million for the first half of fiscal 2001, an increase of $960,000, or 163%, over the same period of fiscal 2000. Investment income increased 107% to $1.2 million in the current period on higher cash and investment balances. In addition, during the first half of the fiscal year, the Company sold a portion of its bond portfolio generating a realized gain of $309,000.

        Income tax expense. The Company's income tax provision was $1.6 million for the first six months of fiscal 2001 versus $1.1 million in the same period of fiscal 2000.

        Other comprehensive income. The Company's other comprehensive income was $305,000 for the first six months of fiscal 2001. This gain was due to an increase in the market value of the Company's investments available-for-sale. As of March 31, 2001, the Company had a net $259,000 unrealized gain related to those investments.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2001, the Company had working capital of $20.8 million and cash, cash equivalents and investments totaling $42.6 million. The Company's investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company generated positive cash flows from operating activities of $3.2 million in the first six months, which was an increase of 19% for the same period of last year, primarily due to the increase in net income.

        As of March 31, 2001, the Company had no debt, nor did it have any credit agreements. The Company believes that its existing capital resources will be adequate to fund the Company's operations into the foreseeable future.


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

        The Company holds $1.0 million of interest-bearing debt of Southern California Edison, a California utility, which is scheduled to mature on June 1, 2001. Southern California Edison has indicated it may be unable to continue to service its debt under the existing regulated rate structure unless they receive relief from state regulators. At this time it is not known whether such financial support will be made available to California utilities. Due to these circumstances, various rating agencies have lowered the credit rating of the California utilities to below investment grade. The Company could ultimately incur a loss on the sale of this investment.

        The securities held in the Company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair value of the available-for-sale securities. The Company has determined that a hypothetical ten percent increase in interest rates would result in an approximate $380,000 decrease in the fair value of the Company's available-for-sale securities as of March 31, 2001, but no material impact on the results of operations or cash flows.


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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Use of Proceeds through the period ending March 31, 2001.

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

           (4)(ii)    Managing Underwriter:                                                  John G. Kinnard and
                                                                                             Company, Incorporated

           (4)(iii)   Title of Securities:                                                   Common Stock

           (4)(iv)    Amount Registered:                                                       2,300,000
                      Aggregate Offering Price:                                              $17,250,000
                      Amount Sold:                                                             2,300,000
                      Aggregate Offering Price Sold:                                         $17,250,000

           (4)(v)     Underwriting Discount and Commissions                                  $ 1,293,750
                      Other Expenses                                                         $   435,148
                      Total Expenses                                                         $ 1,728,898
                      All the above items represented direct or indirect payments to others.

           (4)(vi)    Net Offering Proceeds                                                  $15,521,102

           (4)(vii)   Use of Net Offering Proceeds:
                      Research and development                                               $ 3,110,000
                      Sales and marketing                                                    $ 1,728,000
                      Property and equipment upgrades                                        $ 8,892,000
                      Patent protection                                                      $   401,000
                      Working capital and general corporate purposes                         $ 1,150,000
                      Administration                                                         $   240,102

                      All the above items represented direct or indirect payments to others.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.


ITEM 5.  OTHER INFORMATION.

           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits - None



         (b)  Reports on Form 8-K - None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SURMODICS, INC.

May 11, 2001

                                       By: /s/ Stephen C. Hathaway
                                          --------------------------------------
                                               Stephen C. Hathaway
                                               Vice President & CFO
                                               (Principal Financial Officer)