Form 10-Q
period 2001-06-30
SURMODICS INC
filed 2001-08-14
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number 0-23837

SurModics, Inc.
(Exact name of registrant as specified in its Charter)

MINNESOTA (State of incorporation)	41-1356149 (I.R.S. Employer Identification No.)

9924 West 74th Street
Eden Prairie, Minnesota 55344
(Address of principal executive offices)

Registrant’s telephone number, including area code: (952) 829-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of July 31, 2001 was 16,746,796.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SURMODICS, INC.
Condensed Balance Sheets
(In thousands, except share data)

	June 30,	September 30,
	2001	2000

	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash & cash equivalents	$4,687	$1,510

Short-term investments	9,460	15,847

Accounts receivable, net	2,661	1,406

Inventories	761	500

Deferred tax asset	745	912

Prepaids and other	792	911

Total current assets	19,106	21,086

PROPERTY AND EQUIPMENT, net	7,417	7,166

LONG-TERM INVESTMENTS	30,121	22,293

OTHER ASSETS, net	209	204

	$56,853	$50,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts payable	$516	$379

Accrued liabilities	2,826	1,584

Deferred revenues	239	433

Total current liabilities	3,581	2,396

DEFERRED REVENUES, less current portion	—	50

Total liabilities	3,581	2,446

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:

Series A Preferred stock-
$.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—

Common stock-
$.05 par value, 45,000,000 shares authorized; 16,746,001 and 16,556,002 shares issued and outstanding	837	828

Additional paid-in capital	46,296	45,740

Unearned compensation	(408)	(289)

Stock purchase notes receivable	—	(7)

Accumulated other comprehensive loss	(80)	(46)

Retained earnings	6,627	2,077

Total stockholders’ equity	53,272	48,303

	$56,853	$50,749

The accompanying notes are an integral part of these condensed balance sheets.

SURMODICS, INC.
Condensed Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

REVENUES:

Royalties	$3,033	$2,296	$7,969	$7,149

License fees	78	82	617	342

Product sales	1,374	1,226	4,449	3,648

Research and development	1,138	561	2,795	1,616

Total revenues	5,623	4,165	15,830	12,755

OPERATING COSTS AND EXPENSES:

Product	606	478	1,838	1,340

Research and development	2,028	1,570	5,710	4,954

Sales and marketing	397	433	1,228	1,165

General and administrative	798	645	2,310	1,900

Total operating costs and expenses	3,829	3,126	11,086	9,359

INCOME FROM OPERATIONS	1,794	1,039	4,744	3,396

OTHER INCOME:

Investment income, net	575	320	1,815	920

Gain (loss) on sale of investments	152	9	462	(1)

Other income, net	727	329	2,277	919

INCOME BEFORE PROVISION FOR INCOME TAXES	2,521	1,368	7,021	4,315

PROVISION FOR INCOME TAXES	903	507	2,471	1,607

NET INCOME	$1,618	$861	$4,550	$2,708

NET INCOME PER SHARE:

Basic	$0.10	$0.06	$0.27	$0.17

Diluted	$0.09	$0.05	$0.26	$0.16

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic weighted average common shares outstanding	16,742	15,637	16,672	15,545

Dilutive effect of outstanding stock options	1,173	976	1,150	1,068

Diluted weighted average common shares outstanding	17,915	16,613	17,822	16,613

The accompanying notes are an integral part of these condensed financial statements.

SURMODICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30,

	2001	2000

OPERATING ACTIVITIES:

Net income	$4,550	$2,708

Adjustments to reconcile net income to net cash provided by operating activities-

Depreciation and amortization	1,146	788
Loss (gain) on sale of investments	(462)	1

Amortization of unearned compensation, net	78	69

Deferred tax provision	167	1,577

Change in assets and liabilities:

Accounts receivable	(1,255)	(8)

Inventories	(261)	(103)

Prepaids and other	95	(590)

Accounts payable and accrued liabilities	1,379	(436)

Deferred revenues	(244)	226

Net cash provided by operating activities	5,193	4,232

INVESTING ACTIVITIES:

Purchases of property and equipment, net	(1,378)	(2,598)

Purchases of investments	(69,903)	(20,792)

Sales/maturities of investments	68,890	18,457

Repayment of stock purchase notes receivable	7	51

Net cash used in investing activities	(2,384)	(4,882)

FINANCING ACTIVITIES:

Issuance of common stock	368	1

Net increase (decrease) in cash and cash equivalents	3,177	(649)

CASH AND CASH EQUIVALENTS:

Beginning of period	1,510	1,975

End of period	$4,687	$1,326

The accompanying notes are an integral part of these condensed financial statements.

SURMODICS, INC.
Notes to Condensed Financial Statements
(Unaudited)

(1) Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The results of operations for the nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

     According to the rules and regulations of the Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. Read together with the disclosures below, management believes the interim financial statements are presented fairly. However, these unaudited condensed financial statements should be read together with the financial statements for the year ended September 30, 2000 and footnotes thereto included in the Company’s form 10-K as filed with the Securities and Exchange Commission.

(2) New Accounting Pronouncements

     In March 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 requires that license and other up-front fees be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company will adopt SAB 101 when required, which is currently expected to be in the fourth quarter of fiscal 2001. The Company is currently evaluating SAB 101 to determine whether its implementation will have any material impact on the Company’s financial position or results of operations with respect to the license fees earned by SurModics. Any adjustment would result in a charge to earnings for the cumulative effect of the change. This amount would then be deferred and recognized as revenue in future periods.

(3) Comprehensive Income

     The components of comprehensive income for the three-month and nine-month periods are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,

(dollars in thousands)	2001	2000	2001	2000

Net income	$1,618	$861	$4,550	$2,708

Other comprehensive income (net of tax):

Unrealized gain (loss) on available-for-sale securities	(339)	65	(34)	(35)

Less: reclassification for realized gains included in net income	(79)	—	(243)	—

Total comprehensive income	$1,200	$926	$4,273	$2,673

(4) Operating Segments

      (dollars in thousands)

			Research &
	Licensing	Manufacturing	Development	Corporate	Consolidated

Nine Months Ended June 30, 2001
Revenues:

PhotoLink	$6,002	$1,974	$2,489	$—	$10,465

Diagnostic	2,584	—	—	—	2,584

Stabilization & other	—	2,475	—	—	2,475

Government	—	—	306	—	306

Total Revenues	8,586	4,449	2,795	—	15,830

Expenses	—	1,838	5,710	3,538	11,086

Operating income (loss)	8,586	2,611	(2,915)	(3,538)	4,744

Other income				2,277	2,277

Income tax provision				(2,471)	(2,471)

Net income					$4,550

Nine Months Ended June 30, 2000
Revenues:

PhotoLink	$5,213	$1,730	$1,066	$—	$8,009

Diagnostic	2,278	—	—	—	2,278

Stabilization & other	—	1,918	—	—	1,918

Government	—	—	550	—	550

Total Revenues	7,491	3,648	1,616	—	12,755

Expenses	—	1,340	4,954	3,065	9,359

Operating income (loss)	7,491	2,308	(3,338)	(3,065)	3,396

Other income				919	919

Income tax provision				(1,607)	(1,607)

Net income					$2,708

(5) Stockholders’ Equity

     The total number of authorized shares of the Company is 50,000,000, consisting of 45,000,000 shares of Common Stock, $0.05 par value per share, 450,000 of Series A Preferred Stock, $.05 par value per share, and 4,550,000 undesignated shares.

     On November 13, 2000, the Board of Directors declared a 2-for-1 stock split of the Company’s Common Stock, payable on December 6, 2000, to shareholders of record on November 27, 2000. All share, per share and weighted average share information has been restated to reflect the split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     SurModics is a leading provider of surface modification solutions to medical device manufacturers. The Company’s revenues are derived from four primary sources: fees from licensing its patented technology to customers; royalties received from licensees; product sales (photoreactive chemical compounds to licensees, stabilization products to the diagnostics industry, and coated slides to the genomics market); and research and development fees generated on projects for commercial customers and pursuant to government grants.

Results of Operations

Three Months Ended June 30, 2001 and 2000

     Revenues. The Company’s revenues were $5.6 million for the third quarter of fiscal 2001, an increase of $1.5 million, or 35%, over the same period of fiscal 2000. The revenue components were as follows (in thousands):

			$ Increase	% Increase
	2001	2000	(Decrease)	(Decrease)

PhotoLink® revenue:

Royalties	$1,962	$1,656	$306	18%

License fees	78	82	(4)	(5%)

Reagent chemical sales	606	624	(18)	(3%)

Commercial development	1,016	398	618	155%

Total PhotoLink revenue	3,662	2,760	902	33%

Other revenue:

Diagnostic royalties	1,071	640	431	67%

Stabilization & slide sales	768	602	166	28%

Government research	122	163	(41)	(25%)

Total revenues	$5,623	$4,165	$1,458	35%

     Third quarter revenue growth was the result of a 33% increase in PhotoLink-related revenue and strong diagnostic royalty revenue. PhotoLink-related commercial development revenue increased 155% to over $1.0 million, a quarterly record. Most of this increase was due to a high level of effort on two projects: genomics work with Motorola and work on the drug delivery stent for Johnson & Johnson’s Cordis division. PhotoLink royalties increased to nearly $2.0 million, an 18% increase. The growth in PhotoLink royalties was due to both increased sales of coated products sold by the Company’s licensees and newly introduced products by licensees. Diagnostic royalty revenue increased primarily due to one-time payments from new sub-licensees.

     Reagent chemical sales (those chemicals used by licensees in the PhotoLink coating process) decreased slightly to $606,000. Historically, a single client purchased more than half of the reagents sold, but during the current quarter, this percentage dropped to 30%, as the client transitioned to a just-in-time inventory system. Reagent sales to all other clients increased 45% between years.

     SurModics signed two new PhotoLink license agreements during the third quarter of fiscal 2001. Fees from the two new licenses and installment payments on previously executed licenses combined for total license revenue of $78,000. The Company now has license agreements with 48 companies covering over 110 different product applications. A 28% increase in stabilization and DNA slides sales contributed to the balance of revenue growth outside of PhotoLink.

     Product costs. The Company’s product costs were $606,000 for the third quarter of fiscal 2001, an increase of $128,000, or 27%, over the same period of fiscal 2000. Overall product margins decreased to 56% in the third quarter of fiscal 2001 from 61% in the same period of fiscal 2000. Most of this change was due to an increase in manufacturing capacity added during the first quarter, a reduction in stabilization product prices that the Company implemented at the beginning of the fiscal year, and a decrease in margins on the DNA slides due to contractual pricing.

     Research and development expenses. Research and development expenses were $2.0 million for the third quarter of fiscal 2001, an increase of $458,000, or 29%, over the same period of fiscal 2000. The increase was primarily due to compensation and benefits associated with technical personnel added by the Company over the last year, higher legal and professional fees and increased depreciation and facilities costs due to last year’s construction of additional laboratory facilities.

     Sales and marketing expenses. Sales and marketing expenses were $397,000 for the third quarter of fiscal 2001, a $36,000 or 8% decrease from the same period of fiscal 2000. Most of the difference was due to recruiting costs incurred in last year’s third quarter and higher contract-related legal fees incurred last year related to the Motorola agreement.

     General and administrative expenses. General and administrative expenses were $798,000 for the third quarter of fiscal 2001, an increase of $153,000, or 24%, over the same period of fiscal 2000. The increase was the result of additional facilities costs related to building improvements made in the previous year, and higher utility, investor relations and compensation and benefit costs. The Company also made a one-time payment to a tenant in its Eden Prairie facility for the early termination of a lease. The Company intends to expand its operations into the vacated space.

     Income from operations. The Company’s income from operations was $1.8 million for the third quarter of fiscal 2001, an increase of $755,000, or 73%, over the same period of fiscal 2000.

     Other income, net. The Company’s other income was $727,000 for the third quarter of fiscal 2001, an increase of $398,000, or 121%, over the same period of fiscal 2000. The increase in investment income was a direct result of the nearly 90% increase in cash and investment balances from last year’s third quarter. In addition, the Company sold and reinvested a portion of its bond portfolio to take advantage of a tax capital loss carryforward, generating a realized gain of $152,000.

     Income tax expense. The Company’s income tax provision was $903,000 for the third quarter of fiscal 2001 versus $507,000 in the same period of fiscal 2000.

Nine Months Ended June 30, 2001 and 2000

     Revenues. The Company’s revenues were $15.8 million for the first nine months of fiscal 2001, an increase of $3.1 million, or 24%, over the same period of fiscal 2000. The revenue components were as follows (in thousands):

			$ Increase	% Increase
	2001	2000	(Decrease)	(Decrease)

PhotoLink revenue:

Royalties	$5,385	$4,871	$514	11%

License fees	617	342	275	80%

Reagent chemical sales	1,974	1,730	244	14%

Commercial development	2,489	1,066	1,423	133%

Total PhotoLink revenue	10,465	8,009	2,456	31%

Other revenue:

Diagnostic royalties	2,584	2,278	306	13%

Stabilization & slide sales	2,475	1,918	557	29%

Government research	306	550	(244)	(44%)

Total revenues	$15,830	$12,755	$3,075	24%

     PhotoLink revenue accounted for the bulk of the Company’s total revenue growth for the first nine months of fiscal 2001. Commercial development revenue increased 133% to nearly $2.5 million. Most of the growth is related to the genomics and drug delivery stent work described earlier. The growth in PhotoLink royalties was primarily due to increased sales of coated products by the Company’s licensees. PhotoLink revenue growth was masked somewhat by a one-time $225,000 royalty payment that was received from a client in the first quarter of last year. Approximately 79% of the PhotoLink royalties received were earned royalties based on the clients’ sale of coated products. The remaining royalties were minimum payments made to SurModics prior to a medical device reaching the market.

     The 14% increase in reagent chemical sales was due to a greater number of clients purchasing reagents and to the growing production of PhotoLink-coated devices by SurModics’ clients. SurModics signed six new PhotoLink license agreements during the first nine months of fiscal 2001. The fees from these agreements, in addition to progress payments made on previously executed license agreements resulted in $617,000 of license fees, an 80% increase from the $342,000 recorded on the seven license agreements signed in the same period last year. Stabilization and DNA slide sales increased 29% from the same period in fiscal 2000.

     Product costs. The Company’s product costs were $1.8 million for the first nine months of fiscal 2001, an increase of $498,000, or 37%, over the same period of fiscal 2000. Overall product margins were 59% in the first nine months of fiscal 2001 compared to 63% in the same period of fiscal 2000.

     Research and development expenses. Research and development expenses were $5.7 million for the first nine months of fiscal 2001, an increase of $756,000, or 15%, over the same period of fiscal 2000. The change was primarily due to compensation and benefits associated with technical personnel added by the Company over the last year, increased legal fees for foreign patents, higher utility costs and increased depreciation on new lab space and equipment purchases.

     Sales and marketing expenses. Sales and marketing expenses were $1.2 million for the first nine months of fiscal 2001, an increase of $63,000 or 5% from the same period of fiscal 2000. The change was primarily due to compensation and benefits associated with sales and marketing staff hired in the last half of the previous year and to a corresponding increase in business travel. Decreased promotional expenses offset a portion of the above increases.

     General and administrative expenses. General and administrative expenses were $2.3 million for the first nine months of fiscal 2001, an increase of $410,000, or 22%, over the same period of fiscal 2000. The increase was the result of higher compensation and benefit costs, rising utility costs, and increased investor relations expenditures.

     Income from operations. The Company’s income from operations was $4.7 million for the first nine months of fiscal 2001, an increase of $1.3 million, or 40%, over the same period of fiscal 2000.

     Other income, net. The Company’s other income was $2.3 million for the first nine months of fiscal 2001, an increase of $1.4 million, or 148%, over the same period of fiscal 2000. Investment income increased 97% to $1.8 million in the current period on higher cash and investment balances. In addition, the Company sold and reinvested a portion of its bond portfolio generating realized gains of $462,000.

     Income tax expense. The Company’s income tax provision was $2.5 million for the first nine months of fiscal 2001 versus $1.6 million in the same period of fiscal 2000.

     Other comprehensive income. The Company’s other comprehensive income, net of tax, was a $34,000 loss for the first nine months of fiscal 2001. This loss was due to a decrease in the fair value of the Company’s available-for-sale investments.

Liquidity and Capital Resources

     As of June 30, 2001, the Company had working capital of $15.5 million and cash, cash equivalents and investments totaling $44.3 million. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company generated positive cash flows from operating activities of $5.2 million in the first nine months, which was an increase of 23% for the same period of last year, primarily due to the increase in net income.

     As of June 30, 2001, the Company had no debt, nor did it have any credit agreements. The Company believes that its existing capital resources will be adequate to fund the Company’s operations into the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company maintains an investment portfolio in accordance with its investment policy. The primary objectives of the Company’s investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The Company’s investment policy requires investments with high-credit-quality issuers and limits the amount of credit exposure to any one issuer.

     The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. All of the Company’s cash equivalents and marketable securities are classified as available-for-sale securities.

     The Company holds $1.0 million of interest-bearing debt of Southern California Edison, a California utility, which had a maturity date of June 1, 2001. No principal payment was received on that date, and the bond is currently in default. Southern California Edison has indicated it may be unable to continue to service its debt under the existing regulated rate structure unless it receives relief from state regulators. At this time it is not known whether such financial support will be made available to California utilities. Due to these circumstances, various rating agencies have lowered the credit rating of the California utilities to below investment grade. The Company could ultimately incur a loss on the sale of this investment.

     The securities held in the Company’s investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair value of the available-for-sale securities. The Company has determined that a hypothetical ten percent increase in interest rates would result in an approximate $370,000 decrease in the fair value of the Company’s available-for-sale securities as of June 30, 2001, but no material impact on the results of operations or cash flows.

Forward Looking Statements

     The statements contained in this quarterly report relating to future revenue growth and expense levels are based on current expectations and involve a number of risks and uncertainties. These statements are forward looking and are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. The following factors could cause royalty revenue to materially and adversely differ from that anticipated: the ability of the Company’s licensees to successfully gain regulatory approval for, market and sell products incorporating the Company’s technology; the amount and timing of resources devoted by the Company’s licensees to market and sell products incorporating the Company’s technology; the Company’s ability to attract new licensees and to enter into agreements for additional applications with existing licensees; the Company’s ability to maintain a competitive position in the development of technologies and products in its areas of focus; and business and general economic conditions. Investors should consider these risks and other risks identified in the Company’s filings with the SEC when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. SurModics undertakes no obligation to update publicly or revise any forward-looking statements.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits — None

     (b)  Reports on Form 8-K — None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurModics, Inc.

August 13, 2001	By: /s/ Stephen C. Hathaway Stephen C. Hathaway Vice President & CFO (Principal Financial Officer)