Form 10-K
period 2001-09-30
SURMODICS INC
filed 2001-12-27
CIK 924717

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2001

Commission file number 0-23837

SURMODICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota (State of Other Jurisdiction of Incorporation or Organization)	41-1356149 (IRS Employer Identification No.)

9924 West 74th Street
Eden Prairie, Minnesota 55344
(Address of Principal Executive Offices) (Zip Code)

(952) 829-2700
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.05 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required by file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by shareholders other than officers, directors or holders of more than 5% of the outstanding stock of the registrant as of December 14, 2001 was approximately $446 million (based upon the closing sale price of the registrant’s Common Stock on such date).

The number of shares of the registrant’s Common Stock outstanding as of December 14, 2001 was 16,782,091.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2001 are incorporated by reference into Part II.

2.	Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

     SurModics, Inc. (“SurModics” or the “Company”) is a leading provider of surface modification solutions to the medical device industry. The Company’s primary focus is the commercialization of its patented PhotoLink process through third-party licensing arrangements. PhotoLink is a versatile, easily applied, light-activated coating technology that modifies medical device surfaces by creating covalent bonds between those surfaces and a variety of chemical agents. Through the PhotoLink process, these chemical agents can impart many performance-enhancing characteristics, such as lubricity, hemocompatibility, infection resistance and drug incorporation, onto the surface of a medical device without materially changing the dimensions or physical properties of the device. The Company believes that medical device manufacturers who utilize the Company’s technology are able to significantly improve the performance of their products and, in many cases, differentiate their products in a highly competitive marketplace.

     The Company focuses on providing high value-added surface modification solutions to a variety of medical device markets and product categories. Examples of products in the market or under development that incorporate the Company’s coating technology include interventional cardiology catheters, vascular stents, interventional neurology catheters, guide wires, shunts, cardiac rhythm management devices, and urological devices. The surface properties created by the PhotoLink technology have greatly reduced treatment times in catheter-based vascular procedures and have shown the potential to enhance the long-term performance of implantable devices by improving infection resistance and promoting host cell attachment, growth and subsequent tissue integration. PhotoLink also has applications in the genomics market. The Company licensed its genomics technology to Motorola Life Sciences in fiscal 2000, which included the rights to a coated glass slide used to orient DNA strands for analysis.

     The Company has commercialized its PhotoLink technology through licensing arrangements with medical device manufacturers who apply the coatings to their own products. The Company believes this approach allows it to focus its resources on further development of its technology and expansion of its licensing activities, while leveraging the established manufacturing, sales and marketing capabilities of its licensees. Revenues from these arrangements include license fees, development revenue, minimum royalties, and earned royalties based on a percentage of licensees’ product sales. The Company also manufactures and sells the chemical reagents used in the PhotoLink process. The Company also licenses certain diagnostic technology to Abbott Laboratories for use with rapid point-of-care diagnostic tests, such as pregnancy and strep tests. Finally, the Company manufactures and sells coated glass slides to the genomics market (primarily Motorola) and offers a line of stabilization products used to extend the shelf life of immunoassay diagnostic tests.

     The Company was organized as a Minnesota corporation in June 1979.

Markets and Need for Surface Modification

     Recent trends in healthcare toward improved patient outcomes and reduced costs have resulted in intense competition for the development of medical devices that demonstrate superior product performance, reduced procedure times, improved outcomes and overall cost effectiveness. Medical device manufacturers have attempted to address these competitive pressures by developing innovative medical devices manufactured from a wide variety of synthetic materials, including many new, expensive and exotic materials. In an effort to further differentiate their products through improved product performance, a growing number of medical device manufacturers are turning to the emerging field of surface modification technology. Surface modification enables device manufacturers to provide medical devices with desired surface characteristics including improved lubricity, hemocompatibility and infection resistance, as well as the ability to deliver drugs and promote cell growth and tissue integration.

     Surface modification has been used to improve medical devices in many different industry segments. The table below identifies several of these market segments and the surface properties the Company believes are desired by each segment.

Desired Surface Property and
Market Segment Served	Examples of Applications

Interventional cardiology	Lubricity: catheters, guide wires
and vascular access	Hemocompatibility: vascular stents, catheters, guide wires, distal protection devices
Therapeutic drug incorporation and release: vascular stents, catheters
Infection resistance: catheters, implantable ports

Cardiac rhythm management	Lubricity: pacemaker and defibrillator leads, electrophysiology devices
Hemocompatibility: electrophysiology devices

Cardiothoracic surgery	Infection resistance: heart valves
Hemocompatibility: minimally invasive bypass devices, vascular grafts, ventricular assist devices
Cell growth and tissue integration: heart valves, vascular grafts

Interventional neurology	Lubricity: catheters, guide wires
and neurosurgery	Infection resistance: catheters, shunts

Urology and gynecology	Lubricity: urinary catheters, incontinence devices, ureteral stents, fertility devices
Infection resistance: urinary catheters, incontinence devices, ureteral stents, fertility devices, penile implants

Orthopedics	Cell growth and tissue integration: bone and cartilage regeneration

     In addition to the above-identified market segments, the Company’s technology is also very relevant in genomics applications. During fiscal 1999, SurModics launched its 3D-Link Activated Slide to the genomics market. This coated glass slide was used by genomics researchers to prepare microarrays for DNA analysis. During fiscal 2000, SurModics formed a partnership with Motorola Life Sciences. In addition to providing Motorola exclusive rights to the Company’s genomics technology, the agreement calls for collaborative research on further technology advances.

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

     SurModics’ proprietary PhotoLink reagents work directly on most polymer-based (e.g., plastic) and biological substrates (latex rubber, cellulose, tissue and natural fibers). Metal and glass substrates generally require pretreating with polymers to make a carbon-molecule available for bonding prior to the application of the PhotoLink reagents. The reagents are easily applied to a clean material surface by dipping, spraying, roll coating, ink jetting or brushing. SurModics continues to develop proprietary photochemical reagents providing new product features while expanding the number and type of substrates on which the reagents can be applied.

     The Company believes that its proprietary PhotoLink process provides its licensees with a number of benefits.

•	Flexibility. PhotoLink coatings can be applied to many different kinds of surfaces and can immobilize a variety of chemical, pharmaceutical and biological agents, which allows licensees to be innovative in the design of their products without significantly changing the dimensions or physical properties of the device.

•	Variety of Surface Properties. The PhotoLink process can be tailored to provide SurModics’ licensees with the ability to improve the performance of their devices by choosing the specific coating properties desired for particular applications. The PhotoLink technology also provides the medical device manufacturer with the ability to combine multiple surface-enhancing characteristics on the same device.

•	Ease of Use. The PhotoLink coating process is a relatively simple process that does not require expensive special equipment or the use of hazardous materials, and does not subject the coated products to harsh chemical, pressure or temperature conditions. Further, PhotoLink coatings are compatible with all the generally accepted sterilization processes, so the surface attributes are not lost when the medical device is sterilized prior to usage.

     Surface Properties

     SurModics’ coating technology has been used by manufacturers of pacemaker leads, drug infusion catheters, laser and balloon angioplasty catheters, urinary drainage catheters, vascular closure devices, wound drains, guide wires, stent delivery catheters, angiography catheters, ureteral stents and hydrocephalic shunts, among other devices. The PhotoLink process can be used to provide medical device manufacturers with the following surface properties to improve product performance:

•	Lubricity. Low friction or lubricious coatings reduce the force and time required for insertion, navigation and removal of devices in vascular, neurological and urogenital applications. Lubricity also reduces tissue irritation and damage caused by products such as catheters, guide wires and endoscopy devices. Based on Company and licensee testing, when compared to uncoated surfaces, the PhotoLink process has reduced the friction on surfaces by as much as 95%, depending on the substrate being coated.

•	Hemocompatibility. Hemocompatible coatings help reduce adverse reactions that may be created when a device is inserted into the body and comes in contact with blood. Heparin has been used for decades as an injectable drug to reduce blood clotting in patients. SurModics can immobilize heparin on the surface of medical devices thereby inhibiting blood clotting on the device surface, minimizing patient risk and enhancing the performance of the device. PhotoLink heparin coatings have been shown in Company and licensee testing to reduce blood clotting by greater than 90% compared to uncoated surfaces. SurModics has also developed synthetic, non-biological coatings that provide medical device surfaces with improved blood compatibility.

•	Infection Resistance. Antimicrobial coatings are advantageous for most implantable medical devices where risk of infection is a concern. PhotoLink technology can apply passive coatings which significantly reduce bacterial adhesion to the device or active coatings incorporating antimicrobial agents which kill bacteria around the device. Testing by the Company has demonstrated that a PhotoLink coating can reduce the adherence of microorganisms to biomaterial surfaces by 99% depending on the base material of the device. In addition, when compared to uncoated products, the PhotoLink process has been shown to increase the uptake of antimicrobial agents applied to the device just prior to implantation and prolong the release of these agents.

•	Drug Incorporation. PhotoLink technology can be used to create reservoirs to entrap drugs on the surface of medical devices. These drugs can then be released from the surface on a controlled basis by tailoring the polymers, by adjusting the extent of crosslinking, or by using a barrier coating to control diffusion.

•	Stent Coating. SurModics provides coatings that address the two fundamental challenges of coronary stents, restenosis (progressive narrowing of vessels due to tissue growth) and thrombosis (blood clot formation which abruptly obstructs blood flow). To address restenosis, SurModics has developed proprietary polymer coating reagents and application methods, that do not require light activation, to create durable stent coatings which serve as reservoirs for therapeutic drugs. The drugs can then be released from the coating on a controlled basis. When a stent with this drug coating is implanted in a patient, the drug diffuses out from the surface of the stent into the blood vessel wall where it can act to inhibit tissue growth, thereby reducing the occurrence of restenosis. Johnson & Johnson’s Cordis division is testing this coating in human clinical trials and has reported excellent results to-date in Europe. SurModics also has developed blood compatible coatings (containing heparin, for example) that are bound to the surfaces of stents to inhibit thrombosis that can occur as blood flows over the stent surface. The hemocompatible coating is designed to remain bound to the surface providing protection from thrombosis until the natural healing process covers the stent with a thin layer of tissue, eliminating the exposure of the stent to flowing blood.

•	Wettability. PhotoLink hydrophilic coatings have been shown in tests by the Company and its licensees to accelerate liquid flow rates on normally hydrophobic (water repelling) materials by 75%. Some rapid point-of-care diagnostic tests, such as home monitoring or physician monitoring of glucose levels in diabetics, are currently done by pricking a patient’s finger and placing a drop of blood onto a polymer strip which is then inserted into a blood glucose reader. The Company believes that the time it takes for the blood to flow up the strip to provide a readout can be dramatically reduced and the consistency can be greatly improved with PhotoLink technology.

•	Tissue Engineering. Studies have shown that attachment of extracellular matrix proteins and peptides onto surfaces of implantable medical devices improves host cell attachment, growth and subsequent tissue integration. Company studies have shown that biomedical devices (such as vascular grafts and ocular implants) coated with photoreactive collagen and other proteins have improved attachment, growth of cells and acceptance by surrounding tissues. In addition, the Company is also using its PhotoLink technology to produce three-dimensional scaffolds to promote bone regeneration.

•	Biomolecule Immobilization. During a DNA gene analysis, typically hundreds of different probes need to be placed in a pattern on a surface, called a DNA microarray. These microarrays are used by the pharmaceutical industry to screen for new drugs, by genome mappers to sequence unknown portions of the human genome, or by diagnostic companies to search a patient sample for disease causing bacteria or viruses. However, DNA does not readily adhere to most surfaces. The Company has demonstrated a versatile method for the immobilization of DNA on various surfaces which led to the Motorola contract signed in fiscal 2000.

Current Licensing Arrangements

     The Company has commercialized its technology through licensing arrangements with medical device manufacturers who apply the PhotoLink coatings to their own products in their own facility. The Company believes this approach allows it to focus its resources on further developing its technology and expanding its licensing activities, while leveraging the established manufacturing, sales and marketing capabilities of its licensees for the marketing of the specific medical device utilizing the PhotoLink technology. The Company’s licensing agreements are designed to allow manufacturers to incorporate the process into their own manufacturing processes so they can control production and quality without the need to send product outside their facility.

     The licensing process begins with the medical device manufacturer specifying the surface characteristics it desires. Because each surface is unique, the Company routinely conducts a feasibility study at no charge to the customer to qualify each new potential product application. Generally this involves no more than 16 hours of effort by SurModics’ personnel. Once the feasibility has been proven, the customer typically funds further development by SurModics to optimize the coating formulation to meet the customer’s technical needs. Once the customer is satisfied with the performance of the coating, a license agreement is executed granting the licensee the rights to use the technology. SurModics’ technical personnel are then available to provide assistance in the transfer of the PhotoLink technology into the licensee’s manufacturing process. Such services can include further coating optimization, process control and trouble shooting which are billable to the licensee. The Company also manufactures and sells the chemical reagents used by all licensees in the coating process, thus creating another source of revenue. The company often supports its customers by providing coating assistance for parts required in human clinical trials. However, the customer generally performs all coating work internally once the product has been approved and is being sold on the market.

     The term of a license agreement is generally for a period of 15 years or the life of SurModics’ patents, whichever is longer, although an agreement may be terminated for any reason upon prior written notice, typically required at least 90 days before termination. The worldwide license can be either exclusive or nonexclusive for a particular medical device, but over 90% of the Company’s licensed applications are nonexclusive. SurModics requires the payment of a non-refundable license fee which has historically ranged from $25,000 to $1,000,000 and quarterly “earned” royalties on the sales of products incorporating SurModics’ technology. The royalty rates on most contracts are in the 2% to 4% range, but there are certain contracts with lower and higher rates. The amount of the license fee and the royalty rate are based on various factors including whether the arrangement is exclusive or nonexclusive, the perceived value of the coating application to the device and the size of the potential market. Certain nonrefundable license and research and development fees are recoverable by the licensees as offsets against a percentage of future earned royalties. Most of SurModics’ agreements also incorporate a minimum royalty to be paid by the licensee. In most cases, payment of these minimum royalties will not commence until several months after the execution of an agreement for a particular application. On a quarterly basis, a client will pay the greater of earned or minimum royalties to SurModics. The earned royalties are always paid on a quarter-lag basis, based on the client’s actual sales of coated products in the prior quarter.

Other Products

     Stabilization Products

     Although the primary focus of the Company is the development and marketing of its PhotoLink technology, the Company also markets stabilization products for use by manufacturers of immunoassay diagnostic tests. SurModics’ StabilCoat and StabilZyme Stabilizers are designed to maintain the activity of biological components of the immunoassays, resulting in a longer shelf life. These products offer SurModics’ customers the benefit of product differentiation and improvement while providing the ultimate end users the benefit of a faster test with fewer steps and fewer errors.

     Diagnostic Formats

     SurModics also licensed a format for in vitro diagnostic tests developed during the early years of the Company. This format has found broad application in the expanding area of rapid point-of-care diagnostic testing, such as pregnancy and strep tests, and generated $3.3 million of royalty revenue to the Company in fiscal 2001 pursuant to a license agreement with Abbott Laboratories. Although this revenue is expected to grow in the future with the increased sales of licensed products, limited additional research and development is being undertaken in this area.

     Industrial Applications

     While it is not the Company’s primary focus, SurModics occasionally pursues industrial applications for its PhotoLink technology. The Company only pursues those applications that are perceived to be high value applications in a market that is not considered to be price sensitive. To date, revenue associated with industrial applications has been immaterial and is not expected to be significant in the foreseeable future.

Research and Development

     SurModics’ research and development personnel support the sales and marketing staff in performing feasibility studies, providing technical assistance to potential licensees, optimizing the coating methodologies for specific licensee applications, assisting in training licensees and integrating the Company’s technology and know-how into licensee manufacturing processes. In addition, these personnel work to enhance and expand the PhotoLink technology through the development of new reagents and new applications.

     As medical devices become more sophisticated and complex, the Company believes the need for surface properties will grow. The Company intends to continue its development efforts to expand its PhotoLink technology to provide additional optimized surface properties to meet these needs. The Company’s technical strategy is to target selected coating characteristics for further development, in order to facilitate and shorten the license cycle. The Company continues to perform research into applications for future products both on its own and in conjunction with some of its licensees. Some of the research and development projects currently being worked on include coatings for site-specific drug release, bone and cartilage repair, enhanced tissue growth, long-term blood compatibility and DNA immobilization methods. In addition to expanding the number of medical applications that may use PhotoLink technology, the Company is working on improving the coating process for metals, developing a process for coating the interior diameter of medical devices and developing coatings activated with sources other than UV light.

     The technical staff of the Company consists of 94 employees, including 13 with Ph.D. degrees, 7 with Masters degrees and over 50 with Bachelor degrees, with expertise in chemistry, biomedical engineering, biology, microbiology, cell biology and biochemistry. The technical staff is organized into five areas of specialization: hydrophilicity, microbiology, hemocompatibility, biochemistry and tissue engineering. In addition, a chemistry group supports the synthesis of new reagents needed by the other five groups.

     In fiscal 2001 and 2000, the Company’s research and development expenses were $8.0 million and $6.8 million, respectively. A portion of these expenses are billed to customers as the Company performs coating optimization and other development work on their product applications. Research and development revenue was approximately $4.2 million in fiscal 2001 and $2.0 million in fiscal 2000.

     Since its founding, the Company has actively participated in the federal government’s Small Business Innovative Research (“SBIR”) program to fund development efforts. Since 1979, 143 research contracts resulting in revenues of over $26 million have been awarded to SurModics, primarily under the SBIR program. Grant proposals are generally directed toward the commercial strategies of the Company. The Company retains commercial rights to discoveries and technologies resulting from the research and development efforts funded by these grants. Where possible, licensees’ products or substrates are used when performing research under the grant; thus the results are often directly applicable to SurModics’ licensees. Grant funding has also allowed SurModics to maintain a larger and more technologically diverse employee base than would otherwise be possible.

Patents and Proprietary Rights

     The Company has taken steps intended to protect PhotoLink related inventions through a series of patents covering a variety of coating methods, reagents and formulations, as well as particular medical device applications, based on or employing the Company’s proprietary photoreactive chemistry. The Company has 26 issued U.S. patents, 25 pending U.S. patent applications, 54 issued foreign patents, and

91 pending foreign patent applications related to its PhotoLink technology. The Company generally files international patent applications (primarily in Australia, Canada, Europe, Japan, and Mexico) in parallel with its U.S. applications. In addition to the patents related to the PhotoLink technology, SurModics has 7 issued U.S. patents, 22 issued foreign patents and 3 pending foreign patent applications related to its diagnostic technology. There can be no assurance that any of the pending patent applications will be allowed.

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

Marketing and Sales

     The Company markets its PhotoLink technology throughout the world using a direct sales force consisting of three licensing managers who focus on specific markets such as cardiology, neurology, urology and orthopedic products. This specialization fosters an in-depth knowledge of the issues faced by SurModics’ licensees within these markets such as technology changes, biomaterial changes and the regulatory environment.

     Because the sales cycle can take several months from feasibility demonstration to the execution of a license agreement, the Company focuses its sales efforts on potential licensees with established market positions rather than those with only development stage products which may never come to market. Generally, the Company’s technology is licensed on a nonexclusive basis to medical device manufacturers for use on specific products. This strategy enables the Company to license its technology to multiple licensees in the same market. SurModics also targets selling new applications to existing licensees. The Company believes the sales cycle is much faster in these situations because the licensee is already familiar with the technology and the general terms of the license have already been negotiated.

     As part of its marketing strategy, the Company publishes technical literature on each surface capability of the PhotoLink technology (i.e., lubricity, hemocompatibility, etc.). In addition, the Company exhibits at major trade shows and technical meetings, advertises in trade journals and through its website, and conducts direct mailings to appropriate target markets.

     The Company also offers ongoing customer service and technical support throughout a licensee’s relationship with SurModics. This service and support begins with a coating feasibility study at no charge to the licensee and also includes additional services such as assistance in the transfer of the technology to the licensee, further coating optimization, process control and trouble shooting, and assistance with FDA submissions for coated product approval. Most of these services are billable to the client.

Competition

     Competition in the medical device industry has resulted in an increase in competition in the surface modification market. The Company’s PhotoLink technology competes with technologies developed by Carmeda (a division of Norsk Hydro, Inc.), Specialty Coatings Systems, and STS Biopolymers Inc., among others. In addition, many medical device manufacturers have developed or are engaged in efforts to develop surface modification technologies for use on their own products. Most competitors marketing surface modification to the outside marketplace are divisions of organizations with businesses in addition to surface modification. Overall, the Company believes the worldwide market is very fragmented with no competitor marketing to third parties having more than a 10% market share. Some of the Company’s existing and potential competitors (especially medical device manufacturers pursuing coating solutions through their own research and development efforts) have substantially greater financial, technical and marketing resources than the Company.

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

     Because a significant portion of the Company’s revenue is dependent on the receipt of royalties based on sales of medical devices incorporating PhotoLink coatings, the Company is also affected by competition within the markets for such devices. The Company believes that the intense competition within the medical device markets creates opportunities for the Company’s coating technology as medical device manufacturers seek to differentiate their products through new enhancements or to remain competitive with enhancements offered by other manufacturers. Because the Company seeks to license its technology on a non-exclusive basis, the Company may further benefit from competition within the medical device markets by offering its technology to multiple competing manufacturers of a device. However, competition in the medical device markets could also have an adverse effect on the Company. While the Company seeks to license its products to established manufacturers, in certain cases the Company’s licensees may compete directly with larger, dominant manufacturers with extensive product lines and greater sales, marketing and distribution capabilities. The Company also is unable to control other factors that may impact commercialization of PhotoLink-coated devices, such as the marketing and sales efforts of its licensees or competitive pricing pressures within the particular device market. There can be no assurance that products coated with the PhotoLink technology will be successfully commercialized by the Company’s licensees or that such licensees will otherwise be able to effectively compete.

     The primary competition for SurModics’ stabilization products is its customers’ internally developed formulations. The consolidation of the diagnostic industry increases the availability of internally developed stabilizers to the market. The Company believes that quick market penetration is the best strategy for addressing these threats. As in the coating market, the Company also believes that once its stabilization products are accepted in an FDA-approved diagnostic test, the likelihood of change is reduced because of the cost and time required to qualify a new component. SurModics’ marketing strategy for its stabilization products is to develop a strong market presence by offering superior product performance and technical service.

Manufacturing

     In accordance with its licensing strategy, the Company does not coat medical devices to be sold by its licensees. The Company does often support its clients by coating for human clinical trials. The Company also manufactures the reagent chemical used in the coating process, allowing it to maintain the quality of the reagents and their proprietary nature, while providing an additional source of revenue. PhotoLink reagents are specialty photoreactive chemicals that are prepared using a proprietary formula in relatively small batch processes (as contrasted with commodity chemicals prepared by large continuous methods). Generally, all PhotoLink reagents share a similar production process: a water soluble polymer is synthesized in a glass reactor; reactive photochemical groups are attached to the polymer; the solution is purified and freeze-dried or spray-dried, thus removing the water and creating a solid; and the reagents are packaged in standard quantities in light- and moisture-proof packaging. The reagents are sold dry, requiring the licensee, in most cases, to simply add water or a water and isopropyl alcohol mix before application. The Company has developed proprietary testing and quality assurance standards for manufacturing the reagents and does not disclose the reagent formulas or manufacturing methods. Although licensees may purchase the requisite chemical reagents from any source, all have elected to purchase them from the Company.

     The Company also manufactures its 3D-Link Activated Slides for sale to Motorola. Standard glass slides are cleaned and pretreated in a multiple-step process. The Company applies its proprietary PhotoLink coating in a clean room environment, tests the slides to assure they meet quality standards, and in the final step, packages 24 slides in a box and seals it in moisture-proof packaging.

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

     Although not required to follow Good Manufacturing Practice quality procedures, SurModics does follow such procedures in part to respond to requests of licensees to establish compliance with their criteria. The Company has not yet sought ISO 9001 certification, but may do so in the future.

Government Regulation

     Although PhotoLink technology itself is not directly regulated by the FDA, the medical devices incorporating this technology are subject to FDA regulation. The burden of demonstrating safety and efficacy of such medical devices, the ultimate criteria applied by the FDA, rests with the Company’s licensees (the medical device manufacturers). Medical products incorporating the PhotoLink technology may generally be marketed only after 510(k) or PMA applications have been submitted and approved by the FDA, which process can take anywhere from six months for a 510(k) application, to two or three years for a PMA application. These applications are prepared by the manufacturer and contain results of extensive laboratory toxicity, mutagenicity and clinical evaluations on animals and humans conducted by the manufacturer.

     The Company maintains confidential Device Master Files at the FDA regarding the nature, chemical structure and biocompatibility of the PhotoLink reagents. Although the Company’s licensees do not have access to these files, the licensees may, with the permission of the Company, reference these files in any medical device submission to the FDA. This process allows the FDA to understand in confidence the details of the PhotoLink technology without the Company having to share this highly confidential information with its licensees.

     Recent U.S. legislation allows device manufacturers, prior to obtaining FDA approval to market a medical device in the U.S., to manufacture the device in the U.S. and export it for sale in international markets. This generally allows SurModics to realize earned royalties sooner. However, sales of medical devices outside the U.S. are subject to international requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required by the FDA.

Employees

     As of December 1, 2001, SurModics had 143 employees of whom 77 were engaged in technical and 17 in manufacturing positions, with the remainder in sales, marketing, quality or administrative positions. Of SurModics’ employees, 14 hold Ph.D. degrees and 14 hold Masters degrees. The Company is not a party to any collective bargaining agreements and believes that its employee relations are good.

     Management believes that the future success of the Company will depend in part on its ability to attract and retain qualified technical, management and marketing personnel. Such experienced personnel are in high demand, and the Company must compete for their services with other firms which may be able to offer more favorable benefits.

ITEM 2. PROPERTIES

     In May 1999, SurModics purchased the land and building it currently occupies in Eden Prairie, Minnesota for approximately $3.2 million. The building has approximately 64,000 square feet of space. In June 2001, the Company purchased real property for approximately $2.5 million for potential future expansion. The Company now intends to sell this property and expand into a different location. Subsequent to year-end, the Company purchased a 135,000 square foot facility on 27 acres of land in Bloomington, Minnesota for approximately $7.1 million and intends to move its operations into this facility in early 2003. The purchases of these properties were internally funded and remain unencumbered. The Company believes that projected capacity of the manufacturing area is adequate to service the needs of its licensees for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to nor is any of its property subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	The information required by Item 5 relating to the Company’s Common Stock and other shareholder matters is incorporated herein by reference to the section entitled “Stock Listing and Price History” which appears on page 33 of the Company’s 2001 Annual Report to Shareholders.

(b)	The Company made no sales of unregistered securities during the quarter-ended 9/30/2001.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below for the five fiscal years ended September 30 is derived from the audited financial statements. The financial data set forth below should be read in conjunction with the Company’s consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained in Item 7.

	Fiscal Year

(Dollars in thousands, except per share data)	2001	2000	1999	1998	1997

Income Statement Data:
Total revenues	$22,693	$18,279	$13,494	$9,779	$7,583
Operating income	7,566	5,333	2,419	948	37
Net income	5,109	4,240	4,360*	1,637	236
Diluted net income per share	.29	.25	.27*	.12	.02
Pro forma amounts assuming the accounting change was applied retroactively:
Net income	6,814	3,669	4,199*	1,633	136
Diluted net income per share	.38	.22	.26*	.12	.01
Balance Sheet Data:
Cash and short-term investments	$14,840	$17,357	$5,922	$4,870	$1,948
Total assets	60,583	50,749	31,958	24,305	6,450
Retained earnings (accumulated deficit)	7,186	2,077	(2,163)	(6,523)	(8,160)
Total stockholders’ equity	55,700	48,303	29,719	22,698	5,102
Pro forma amounts assuming the accounting change was applied retroactively:
Retained earnings (accumulated deficit)	7,186	372	(3,297)	(7,496)	(9,129)
Total stockholders’ equity	55,700	46,598	28,585	21,725	4,133

          *Net income for the year ended September 30, 1999 includes the reversal of an income tax valuation reserve totaling $2,074,000. To make the results comparable between years, excluding the income tax reversal would result in net income of $2,286,000 and diluted earnings per share of $0.14.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The Section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     SurModics’ investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A 10% increase in interest rates would result in an approximate $350,000 decrease in the fair value of the Company’s available-for-sale securities as of September 30, 2001, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The balance sheets as of September 30, 2001 and 2000 and the statements of income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2001 together with the Report of Independent Public Accountants contained on pages 18 through 31 of the Company’s Annual Report to Shareholders for the year ended September 30, 2001 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The names, ages and positions of the Company’s executive officers are as follows:

Name	Age	Position

Dale R. Olseth	71	Chairman and Chief Executive Officer
James C. Powell	52	President and Chief Operating Officer
Stephen C. Hathaway	46	Vice President and Chief Financial Officer
Patrick E. Guire, Ph.D	65	Senior Vice President of Research and Chief Scientific Officer
Walter H. Diers Jr.	50	Vice President of Corporate Development
Marie J. Versen	40	Vice President of Quality Management and Regulatory Compliance

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

     Stephen C. Hathaway joined the Company as its Vice President and Chief Financial Officer in September 1996. Prior to joining SurModics, he served as Director of Finance for Ceridian Employer Services, Ceridian Corporation from 1995 to 1996. Prior to that, Mr. Hathaway was Vice President — Finance & Operations for Wilson Learning Corporation from 1988 to 1995. He also spent ten years with Arthur Andersen LLP. Mr. Hathaway received a B.S. degree in accounting from Miami University in 1977 and became a Certified Public Accountant in 1980.

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

     The information required by Item 9 relating to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” which appear in the Company’s definitive proxy statement for its 2002 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the section entitled “Executive Compensation” which appears in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the sections entitled “Principal Shareholders” and Management Shareholdings” which appear in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Exhibits. See “Exhibit Index” on the page following signatures.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURMODICS, INC. (“Registrant”)

Dated: December 21, 2001	By:	/s/ Dale R. Olseth Dale R. Olseth Chairman and Chief Executive Officer

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

Signature	Title	Date

/s/ Dale R. Olseth Dale R. Olseth	Chairman, Chief Executive Officer and Director (Chief Executive Officer)	December 21, 2001

/s/ Stephen C. Hathaway Stephen C. Hathaway	Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)	December 21, 2001

/s/ Donald S. Fredrickson Donald S. Fredrickson, M.D.	Director	December 18, 2001

/s/ James J Grierson James J. Grierson	Director	December 18, 2001

Signature	Title	Date

/s/ Patrick E. Guire Patrick E. Guire	Director	December 21, 2001

/s/ Kenneth H. Keller Kenneth H. Keller	Director	December 17, 2001

/s/ David A. Koch David A. Koch	Director	December 19, 2001

/s/ Kendrick B. Melrose Kendrick B. Melrose	Director	December 17, 2001

/s/ John A. Meslow John A. Meslow	Director	December 18, 2001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended September 30, 2001

SURMODICS, INC.

Exhibit

3.1	Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC. File No. 0-23837
3.2	Bylaws, as amended to date—incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998, SEC. File No. 0-23837.
10.1*	Company’s Incentive 1987 Stock Option Plan, including specimen of Incentive Stock Option Agreement—incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on form SB-2, Reg. No. 333-43217
10.2*	Company’s Incentive 1997 Stock Option Plan, including specimen of Incentive Stock Option Agreement—incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on form SB-2, Reg. No. 333-43217
10.3*	Form of Restricted Stock Agreement—incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on form SB-2, Reg. No. 333-43217
10.4*	Form of Non-qualified Stock Option Agreement—incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on form SB-2, Reg. No. 333-43217
10.5	Form of License Agreement—incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on form SB-2, Reg. No. 333-43217
10.6	License Agreement with Abbott Laboratories dated November 20, 1990, as amended—incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on form SB-2, Reg. No. 333-43217
10.7	Purchase and Sale Agreement dated March 31, 1999 between the Company and Prairie View Jack Ltd.—incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999, SEC. File No. 0-23837.
10.8*	SurModics, Inc. Executive Income Continuation Plan—incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, SEC. File No. 0-23837.
13	Portions of Annual Report to Shareholders for the fiscal year ended September 30, 2001 incorporated by reference in this Form 10-K.
23	Consent of Arthur Andersen LLP
24	Power of Attorney (included on signature page of this Form 10-K)

*Management contract or compensatory plan or arrangement