Form 10-Q
period 2001-12-31
SURMODICS INC
filed 2002-02-14
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of January 31, 2002 was 16,915,351.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SURMODICS, INC.
Condensed Balance Sheets
(In thousands, except share data)

	December 31,	September 30,
	2001	2001

	(Unaudited)
ASSETS

Current Assets

Cash & cash equivalents	$2,035	$9,044

Short-term investments	3,770	5,796

Accounts receivable, net	2,672	3,245

Inventories	710	724

Deferred tax asset	297	297

Prepaids and other	766	877

Total current assets	10,250	19,983

Property and equipment, net	15,032	7,672

Long-term investments	28,915	29,565

Deferred tax asset	646	646

Other assets, net	6,710	2,717

	$61,553	$60,583

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$621	$553

Accrued liabilities	1,154	1,672

Deferred revenues	253	303

Total current liabilities	2,028	2,528

Deferred revenue, less current portion	2,372	2,355

Total liabilities	4,400	4,883

Commitments and Contingencies

Stockholders’ Equity

Series A Preferred stock-

$.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—

Common stock-

$.05 par value, 45,000,000 shares authorized; 16,786,106 and 16,760,501 shares issued and outstanding	839	838

Additional paid-in capital	47,715	47,777

Unearned compensation	(281)	(376)

Accumulated other comprehensive income	284	275

Retained earnings	8,596	7,186

Total stockholders’ equity	57,153	55,700

	$61,553	$60,583

The accompanying notes are an integral part of these condensed balance sheets.

SURMODICS, INC.
Condensed Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 31,

	2001	2000

		(As restated)
Revenue

Royalties	$2,735	$2,058

License fees	79	360

Product sales	1,620	1,557

Research and development	1,625	782

Total revenues	6,059	4,757

Operating costs and expenses

Product	565	608

Research and development	2,430	1,775

Sales and marketing	351	405

General and administrative	894	713

Total operating costs and expenses	4,240	3,501

Income from operations	1,819	1,256

Other income

Investment income, net	419	631

Gain on sale of investments	4	150

Other income, net	423	781

Income before income taxes	2,242	2,037

Income tax provision	(832)	(712)

Income before cumulative effect of a change in accounting principle	1,410	1,325

Cumulative effect of a change in accounting principle, net of tax	—	1,705

Net income (loss)	$1,410	($380)

Basic net income per share before cumulative effect of a change in accounting principle	$0.08	$0.08

Cumulative effect of a change in accounting principle, net of tax	—	(0.10)

Diluted net income (loss) per share	$0.08	($0.02)

Diluted net income per share before cumulative effect of a change in accounting principle	$0.08	$0.08

Cumulative effect of a change in accounting principle, net of tax	—	(0.10)

Basic net income (loss) per share	$0.08	($0.02)

Weighted average shares outstanding

Basic	16,780	16,590

Dilutive effect of outstanding stock options	1,060	1,106

Diluted	17,840	17,696

The accompanying notes are an integral part of these condensed financial statements.

SURMODICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,

	2001	2000

		(As restated)
Operating Activities

Net income (loss)	$1,410	($380)

Adjustments to reconcile net income to net cash provided by operating activities-

Depreciation and amortization	441	361

Gain on sale of investments	(4)	(150)

Amortization of unearned compensation, net	32	27

Change in deferred tax	—	655

Cumulative effect of a change in accounting principle, net of tax	—	1,705

Change in operating assets and liabilities:

Accounts receivable	573	(329)

Inventories	14	(73)

Accounts payable and accrued liabilities	(218)	(496)

Accrued income taxes	(232)	—

Deferred revenues	(33)	39

Prepaids and other	111	(128)

Net cash provided by operating activities	2,094	1,231

Investing Activities

Purchases of property and equipment, net	(7,795)	(470)

Purchases of available-for-sale investments	(6,959)	(14,046)

Sales/maturities of available-for-sale investments	9,649	13,031

Purchase of other assets	(4,000)	—

Net cash used in investing activities	(9,105)	(1,485)

Financing Activities

Issuance of common stock	2	205

Net decrease in cash and cash equivalents	(7,009)	(49)

Cash and Cash Equivalents

Beginning of period	9,044	1,510

End of period	$2,035	$1,461

The accompanying notes are an integral part of these condensed financial statements.

SURMODICS, INC.
Notes to Condensed Financial Statements
(Unaudited)

(1) Basis of Presentation

         In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

         According to the rules and regulations of the Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. Read together with the disclosures below, management believes the interim financial statements are presented fairly. However, these unaudited condensed financial statements should be read together with the financial statements for the year ended September 30, 2001 and footnotes thereto included in the Company’s form 10-K as filed with the Securities and Exchange Commission.

(2) Revenue Recognition

         Effective October 1, 2000, the Company adopted Staff Accounting Bulletin No. 101 (“SAB 101”) issued by the Securities and Exchange Commission in December 1999. Historically, the Company recognized initial license fees as revenue upon receipt, after a license agreement transferring the technology was executed and all significant obligations had been performed. SAB 101 requires that license and other up-front fees be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company adopted SAB 101 in the fourth quarter of fiscal 2001, retroactive to October 1, 2000 by deferring license fee payments over the term of the agreement. The cumulative effect of this change to September 30, 2000, which was recorded in 2001, was $1,705,000 or $.10 per share, net of tax. The effect on the three months ended December 31, 2000 decreased income before cumulative effect of a change in accounting principle by $41,000. There was no impact on earnings per share compared to results previously reported.

(3) New Accounting Pronouncements

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 supercedes Accounting Principles Board (“APB”) Opinion No. 16 and requires that all business combinations initiated after June 30, 2001 be accounted for by the purchase method. SFAS 141 also changes the requirements for recognizing intangible assets as assets apart from goodwill in business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not in a business combination) should be accounted for upon their acquisition. SurModics will adopt SFAS 141 and 142 on October 1, 2002, and management expects no material impact on its financial statements.

(4) Operating Segments
       (dollars in thousands)

			Research &
	Licensing	Manufacturing	Development	Corporate	Consolidated

Three Months Ended December 31, 2001

Revenue:

PhotoLink	$2,300	$1,167	$1,440	$—	$4,907

Diagnostic	514	—	—	—	514

Stabilization & other	—	453	—	—	453

Government	—	—	185	—	185

Total Revenue	2,814	1,620	1,625	—	6,059

Expenses	—	565	2,433	1,242	4,240

Operating income (loss)	2,814	1,055	(808)	(1,242)	1,819

Other income				423	423

Income tax provision				(832)	(832)

Net income					$1,410

Three Months Ended December 31, 2000

Revenue:

PhotoLink	$1,786	$723	$709	$—	$3,218

Diagnostic	632	—	—	—	632

Stabilization & other	—	834	—	—	834

Government	—	—	73	—	73

Total Revenue	2,493	1,557	782	—	4,757

Expenses	—	608	1,775	1,118	3,501

Operating income (loss)	2,493	949	(993)	(1,118)	1,256

Other income				781	781

Income tax provision				(712)	(712)

Income before cumulative effect of a change in accounting principle					$1,325

(5) Other Assets

         Included in other assets at December 31, 2001 was a $4.0 million equity investment in Novocell, Inc. On December 7, 2001, the Company announced an alliance with the privately held Irvine, California based biotech firm that is developing a potential cure for diabetes. The Company’s investment represents an ownership in Novocell of less than 15%.

(6) Comprehensive Income

         The components of comprehensive income for the three-month periods are as follows:

	Three months ended December 31,

	2001	2000

	(dollars in thousands)
Net income (loss)	$1,410	$(380)

Other comprehensive income:

Unrealized holding gains on available-for-sale securities arising during the period, net of tax	13	375

Less reclassification adjustment for realized gains included in net income , net of tax	(4)	(150)

Other comprehensive income	9	225

Comprehensive income (loss)	$1,419	$(155)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         SurModics, Inc. (the “Company”) develops, manufactures and markets innovative surface modification solutions to the medical device industry. The Company’s revenue is derived from the following sources: fees from licensing its patented technology to customers; royalties received from licensees; the sale of reagent chemicals to licensees, stabilization products to the diagnostic industry and coated glass slides to the genomics market; and research and development fees generated on projects for commercial customers and government grants. The Company markets its products through a direct sales force primarily in the United States and certain international markets.

Results of Operations

Three Months Ended December 31, 2001 and 2000

         Revenues. The Company’s revenues were $6.1 million for the first quarter of fiscal 2002, an increase of $1.3 million, or 27%, over the same period of fiscal 2001. The revenue components were as follows (in thousands):

			$ Increase	% Increase
	2001	2000	(Decrease)	(Decrease)

PhotoLink revenue:

Royalties	$2,221	$1,426	$795	56%

License fees	79	360	(281)	(78%)

Reagent sales	1,167	723	444	61%

Commercial development	1,440	709	731	103%

Total PhotoLink revenue	4,907	3,218	1,689	52%

Other revenue:

Diagnostic royalties	514	632	(118)	(19%)

Stabilization & other products	453	834	(381)	(46%)

Government research	185	73	112	153%

Total revenue	$6,059	$4,757	$1,302	27%

         First quarter revenue growth was primarily the result of a 52% increase in PhotoLink revenue. Commercial development revenue increased 103% to over $1.4 million, a quarterly record. Most of this increase was due to the work on the drug delivery stent for Johnson & Johnson’s Cordis division. PhotoLink royalties were $2.2 million, a 56% increase, due mostly to increased sales of coated products by the Company’s licensees. Reagent chemical sales (those chemicals used by licensees in the coating process) increased 61% to nearly $1.2 million. A single client purchased more than half of the reagents sold during the first quarter.

         Diagnostic royalty revenue declined 19% as payments from certain sub-licensees were not received prior to quarter end. Stabilization and other product revenue fell 46%. Most of this decrease is attributed to slower sales of genomics slides to Motorola. Slide sales are expected to bounce-back to historical levels in the second quarter.

         SurModics signed one new PhotoLink license agreement during the first quarter of fiscal 2002. Prorata income from the new license fee and for previously executed license fees combined for total license fee revenue of $79,000. Historically, the Company recognized license fee revenue upon execution of the license. Effective October 1, 2000, the Company now defers up-front license payments and recognizes revenue over the term of the agreement. The Company has license agreements with 51 companies covering over 100 different product applications.

         Overall, management expects revenue growth to be in the 20% to 25% range in the second quarter. Once again, this growth should be led by increases in Photolink revenue.

         Product costs. The Company’s product costs were $565,000 for the first quarter of fiscal 2002, a decrease of $43,000, or 7%, over the same period of fiscal 2001. Overall product margins increased to 65% in the first quarter of fiscal 2002 from 61% in the same period of fiscal 2001, since higher margin reagent product sales constituted a greater percentage of total product sales. The Company expects that product margins will be in the 62% to 63% range for the balance of the fiscal year.

         Research and development expenses. Research and development expenses were $2.4 million for the first quarter of fiscal 2002, an increase of $655,000, or 37%, over the same period of fiscal 2001. The increase was primarily due to compensation and benefits associated with technical personnel added by the Company over the last year and higher patent fees, depreciation and facilities costs. The Company expects that the growth of research and development expenses will slow to produce an overall increase of 18% to 20% over fiscal 2001.

         Sales and marketing expenses. Sales and marketing expenses were $351,000 for the first quarter of fiscal 2002, a $54,000 or 13% decrease from the same period of fiscal 2001. Most of the difference was due to a decrease in business travel and a reduction in promotional expenses. Sales and marketing expenses in fiscal 2000 are expected to be fairly flat with last year.

         General and administrative expenses. General and administrative expenses were $894,000 for the first quarter of fiscal 2002, an increase of $181,000, or 25%, over the same period of fiscal 2001. The increase was the result of additional facilities costs associated with property recently acquired for expansion, legal fees and higher compensation and benefit costs. The Company expects that general and administrative expenses will show a similar percent increase over the rest of the year due to added facility costs.

         Income from operations. The Company’s income from operations was $1.8 million for the first quarter of fiscal 2002, an increase of $563,000, or 45%, over the same period of fiscal 2001.

         Other income, net. The Company’s other income was $423,000 for the first quarter of fiscal 2002, a decrease of $358,000, or 46%, over the same period of fiscal 2001. The decrease in investment income was a result of lower investment yields and a nearly 15% decrease in cash and investment balances from last year’s first quarter. In addition, in fiscal 2001, the Company sold and reinvested a portion of its bond portfolio to take advantage of a tax capital loss carryforward, generating realized gains of $150,000. The Company expects that other income will remain at a similar level for the remainder of fiscal 2002.

         Income tax expense. The Company’s income tax provision was $832,000 (an effective tax rate of 37%) for the first quarter of fiscal 2002 versus $712,000 (an effective rate of 35%) in the same period of fiscal 2001. The increase in the effective rate was due to the recognition of the capital loss carryforwards in fiscal 2001.

Liquidity and Capital Resources

         As of December 31, 2001, the Company had working capital of $8.2 million and cash, cash equivalents and investments totaling $34.7 million. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company generated positive cash flows from operating activities of $2.1 million in the first three months, which was an increase of 70% from the same period of last year, primarily due to the increase in net income.

         On October 1, 2001, the Company purchased a 135,000 square foot facility on 27 acres of land in Bloomington, Minnesota for approximately $7.1 million through a wholly-owned subsidiary entity. The Company intends to gradually move a portion of its operations into this facility, before completely occupying the facility in 2003. Prior to acquiring the Bloomington facility, the Company acquired real property for approximately $2.5 million through another wholly-owned subsidiary entity. The Company now intends to sell this property and expand into the Bloomington location. The Company continues to own and occupy its current facility in Eden Prairie, Minnesota.

         On December 7, 2001, the Company announced an alliance with privately held Novocell, Inc. an Irvine, California based biotech firm that is developing a potential cure for diabetes. The Company’s investment of $4.0 million represents less than 15% ownership of Novocell.

         As of December 31, 2001, the Company had no debt, nor did it have any credit agreements. The Company believes that its existing capital resources will be adequate to fund the Company’s operations into the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         SurModics’ investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A 10% increase in interest rates would result in an approximate $165,000 decrease in the fair value of the Company’s available-for-sale securities as of December 31, 2001, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material. Also, the Company’s foreign currency exposure is not significant.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

                       None.

Item 2. Changes in Securities and Use of Proceeds

                       None.

Item 3. Defaults Upon Senior Securities.

                       None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Company held its Annual Meeting of Shareholders on January 28, 2002.

(b)	Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934. The shareholders voted on two matters: (i) to set the number of directors at eight (8) and (ii) to elect Class III directors. The shareholders approved both matters by the following votes:

		Votes	Votes	Broker
	Votes For	Against	Abstained	Non-Votes

(i) Set the number of directors at eight (8)	13,701,083	13,454	12,916	—

		Votes	Broker
	Votes For	Withheld	Non-Votes

(ii) Elect Class III directors

Dale R. Olseth	12,266,526	1,460,927	—

Kenneth H. Keller	11,315,825	2,411,628	—

David A. Koch	13,708,276	19,177	—

Item 5. Other Information.

                       None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits –

10.1	Purchase agreement by and between Seagate Technology, LLC and DRB#10, LLC (a wholly-owned subsidiary entity of the Company)

10.2	Series C Preferred Purchase Agreement between Novocell, Inc. and the Company dated December 10, 2001

(b)	Reports on Form 8-K — None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurModics, Inc.

February 13, 2002	By:	/s/ Stephen C. Hathaway

Stephen C. Hathaway Vice President & CFO (Principal Financial Officer)