Form 10-Q
period 2002-03-31
SURMODICS INC
filed 2002-05-15
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes X No

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of April 30, 2002, was 17,022,739.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SURMODICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	September 30,
	2002	2001

	(Unaudited)
ASSETS
Current Assets
Cash & cash equivalents	$3,790	$9,044
Short-term investments	3,169	5,796
Accounts receivable, net	3,307	3,245
Inventories	739	724
Deferred tax asset	297	297
Prepaids and other	640	877

Total current assets	11,942	19,983

Property and equipment, net	15,741	7,672
Long-term investments	29,763	29,565
Deferred tax asset	646	646
Other assets, net	6,714	2,717

	$64,806	$60,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$583	$553
Accrued liabilities	2,263	1,672
Deferred revenues	122	303

Total current liabilities	2,968	2,528
Deferred revenue, less current portion	2,594	2,355

Total liabilities	5,562	4,883

Stockholders’ Equity
Series A Preferred stock-
$.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock-
$.05 par value, 45,000,000 shares authorized; 16,964,639 and 16,760,501 shares issued and outstanding	848	838
Additional paid-in capital	48,267	47,777
Unearned compensation	(258)	(376)
Accumulated other comprehensive income	33	275
Retained earnings	10,354	7,186

Total stockholders’ equity	59,244	55,700

	$64,806	$60,583

The accompanying notes are an integral part of these condensed balance sheets.

SURMODICS, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

		(As restated)		(As restated)
Revenue
Royalties	$2,848	$2,878	$5,583	$4,936
License fees	380	172	459	532
Product sales	1,933	1,518	3,553	3,075
Research and development	1,948	875	3,573	1,657

Total revenue	7,109	5,443	13,168	10,200

Operating costs and expenses
Product	689	624	1,254	1,232
Research and development	2,262	1,907	4,692	3,682
Sales and marketing	368	415	719	820
General and administrative	1,405	799	2,299	1,512

Total operating costs and expenses	4,724	3,745	8,964	7,246

Income from operations	2,385	1,698	4,204	2,954

Other income
Investment income, net	368	609	787	1,240
Gain on sale of investments	46	160	50	310

Other income, net	414	769	837	1,550

Income before income taxes	2,799	2,467	5,041	4,504
Income tax provision	(1,041)	(857)	(1,873)	(1,569)

Income before cumulative effect of a change in accounting principle	1,758	1,610	3,168	2,935
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(1,705)

Net income	$1,758	$1,610	$3,168	$1,230

Basic net income per share before cumulative effect of a change in accounting principle	$0.10	$0.10	$0.19	$0.18
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.10)

Basic net income per share	$0.10	$0.10	$0.19	$0.08

Diluted net income per share before cumulative effect of a change in accounting principle	$0.10	$0.09	$0.18	$0.17
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.10)

Diluted net income per share	$0.10	$0.09	$0.18	$0.07

Weighted average shares outstanding
Basic	16,926	16,686	16,852	16,638
Dilutive effect of outstanding stock options	923	1,089	990	1,100

Diluted	17,849	17,775	17,842	17,738

The accompanying notes are an integral part of these condensed financial statements.

SURMODICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,

	2002	2001

		(As restated)
Operating Activities
Net income	$3,168	$1,229
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	902	748
Gain on sale of investments	50	310
Amortization of unearned compensation, net	54	46
Change in deferred tax	—	167
Cumulative effect of a change in accounting principle, net of tax	—	1,705
Change in operating assets and liabilities:
Accounts receivable	(62)	(753)
Inventories	(15)	(190)
Accounts payable and accrued liabilities	(175)	434
Accrued income taxes	798	—
Deferred revenues	58	(178)
Prepaids and other	237	25

Net cash provided by operating activities	5,015	3,543

Investing Activities
Purchases of property and equipment, net	(8,971)	(897)
Purchases of available-for-sale investments	(19,468)	(31,875)
Sales/maturities of available-for-sale investments	21,605	31,543
Purchase of other assets	(4,000)	—

Net cash used in investing activities	(10,834)	(1,229)

Financing Activities
Issuance of common stock	565	319

Net change in cash and cash equivalents	(5,254)	2,633
Cash and Cash Equivalents
Beginning of period	9,044	1,510

End of period	$3,790	$4,143

The accompanying notes are an integral part of these condensed financial statements.

SURMODICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation

     The condensed consolidated financial statements include the accounts of SurModics, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The results of operations for the six months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the entire fiscal year.

     According to the rules and regulations of the Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. Read together with the disclosures below, management believes the interim financial statements are presented fairly. However, these unaudited condensed financial statements should be read together with the financial statements for the year ended September 30, 2001, and footnotes thereto included in the Company’s form 10-K as filed with the Securities and Exchange Commission.

(2) Revenue Recognition

     Effective October 1, 2000, the Company adopted Staff Accounting Bulletin No. 101 (“SAB 101”) issued by the Securities and Exchange Commission in December 1999. Historically, the Company recognized initial license fees as revenue upon receipt, after a license agreement transferring the technology was executed and all significant obligations had been performed. SAB 101 requires that license and other up-front fees be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company adopted SAB 101 in the fourth quarter of fiscal 2001, retroactive to October 1, 2000, by deferring license fee payments over the term of the agreement. The cumulative effect of this change to September 30, 2000, which was recorded in 2001, was $1,705,000 or $.10 per share, net of tax. The effect on the three months ended March 31, 2001, increased income before cumulative effect of a change in accounting principle by $44,000 or $.01 per share. The effect on the six months ended March 31, 2001, increased income before cumulative effect of a change in accounting principle by $3,000 and there was no impact on earnings per share compared to results previously reported.

(3) New Accounting Pronouncements

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 supercedes Accounting Principles Board (“APB”) Opinion No. 16 and requires that all business combinations initiated after June 30, 2001, be accounted for by the purchase method. SFAS 141 also changes the requirements for recognizing intangible assets as assets apart from goodwill in business combinations accounted for by the purchase method for which the date of acquisition is July 1,

2001, or later. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not in a business combination) should be accounted for upon their acquisition. SurModics will adopt SFAS 141 and 142 on October 1, 2002, and management expects no material impact on its financial statements.

(4) Operating Segments

     (dollars in thousands)

			Research &
	Licensing	Manufacturing	Development	Corporate	Consolidated

Six Months Ended March 31, 2002
Revenue:
Coating	$4,860	$2,172	$3,281	$—	$10,313
Diagnostic	1,182	—	—	—	1,182
Stabilization & other	—	1,381	—	—	1,381
Government	—	—	292	—	292

Total Revenue	6,042	3,553	3,573	—	13,168
Expenses	—	1,254	4,692	3,018	8,964

Operating income (loss)	6,042	2,299	(1,119)	(3,018)	4,204
Other income				837	837
Income tax provision				(1,873)	(1,873)

Net income					$3,168

Six Months Ended March 31, 2001
Revenue:
Coating	$3,955	$1,368	$1,473	$—	$6,796
Diagnostic	1,513	—	—	—	1,513
Stabilization & other	—	1,707	—	—	1,707
Government	—	—	184	—	184

Total Revenue	5,468	3,075	1,657	—	10,200
Expenses	—	1,232	3,682	2,332	7,246

Operating income (loss)	5,468	1,843	(2,025)	(2,332)	2,954
Other income				1,550	1,550
Income tax provision				(1,569)	(1,569)

Income before cumulative effect of a change in accounting principle					$2,935

(5) Other Assets

     Included in other assets at March 31, 2002, was a $4.0 million equity investment in Novocell, Inc. On December 7, 2001, the Company announced an alliance with the privately held Irvine, California-based biotech firm that is developing a potential cure for diabetes. The Company’s investment represents an ownership in Novocell of less than 15%.

(6) Comprehensive Income

     The components of comprehensive income for the three-month and six-month periods are as follows:

	Three months ended		Six months ended
	March 31,		March 31,

(dollars in thousands)	2002	2001	2002	2001

Net income	$1,758	$1,610	$3,168	$1,230
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	(205)	240	(192)	615
Less reclassification adjustment for realized gains included in net income, net of tax	(46)	(160)	(50)	(310)

Other comprehensive income (loss)	(251)	80	(242)	305

Comprehensive income	$1,507	$1,690	$2,926	$1,535

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

Results of Operations

Three Months Ended March 31, 2002 and 2001

     Revenues. The Company’s revenues were $7.1 million for the second quarter of fiscal 2002, an increase of $1.7 million, or 31%, over the same period of fiscal 2001. The revenue components were as follows (in thousands):

			$ Increase	% Increase
	2002	2001	(Decrease)	(Decrease)

Coatings revenue:
Royalties	$2,180	$1,997	$183	9%
License fees	380	172	208	121%
Reagent sales	1,005	645	360	56%
Commercial development	1,841	764	1,077	141%

Total coatings revenue	5,406	3,578	1,828	51%
Other revenue:
Diagnostic royalties	668	881	(213)	(24%)
Stabilization & slide sales	928	873	55	6%
Government research	107	111	(4)	(3%)

Total revenue	$7,109	$5,443	$1,666	31%

     Second quarter revenue growth was primarily the result of a 51% increase in coatings revenue. Commercial development revenue increased 141% to over $1.8 million, a quarterly record. Most of this increase was due to the work on the drug-coated stent for Cordis Corporation, a Johnson & Johnson company. Reagent chemical sales (those chemicals used by licensees in the coating process) increased 56% to $1.0 million. Again, much of the increase was related to the Cordis stent project. A single client purchased more than half of the reagents sold during the second quarter. Coatings royalties were $2.2 million, a 9% increase, due to an increase in minimum royalties and increased sales of coated products by the Company’s licensees. Royalty revenue would have been even higher except for a calculation error made by a client, which overstated their royalty payments over the last four quarters by approximately $150,000. This one-time adjustment was recorded in the second quarter.

     SurModics signed two new PhotoLink license agreements during the second quarter of fiscal 2002. Revenue from new license fees and previously executed license fees combined for total license fee revenue of $380,000. Historically, the Company recognized license fee revenue upon execution of the license. Effective October 1, 2000, with the adoption of SAB 101, the Company defers up-front license payments and recognizes revenue over the term of the agreement unless the license payment is contingent upon the Company achieving a predetermined objective or technical “milestone.” In that case, the license payment is recognized as revenue upon receipt. During the second quarter, the Company received and recognized one such milestone payment totaling $250,000.

     Diagnostic royalty revenue declined 24%. The current quarter’s results are consistent with recent history as the sole source of diagnostic royalties continued its efforts to secure FDA approval to resume production of certain diagnostic tests. Stabilization and slide sales revenue increased 6%. The Company expects stabilization and slide sales levels to be at about the same level for the remainder of the fiscal year.

     Product costs. The Company’s product costs were $689,000 for the second quarter of fiscal 2002, an increase of $65,000, or 10%, over the same period of fiscal 2001. Overall product margins increased to 64% in the second quarter from 60% in the same period of fiscal 2001, since higher margin reagent product sales constituted a greater percentage of total product sales.

     Research and development expenses. Research and development expenses were $2.3 million for the second quarter of fiscal 2002, an increase of $355,000, or 19%, over the same period of fiscal 2001. The increase was primarily due to compensation and benefits associated with technical personnel added by the Company over the last year and higher patent fees, depreciation and facilities costs.

     Sales and marketing expenses. Sales and marketing expenses were $368,000 for the second quarter of fiscal 2002, a $47,000 or 11% decrease from the same period of fiscal 2001. Most of the difference was due to a planned decrease in business travel.

     General and administrative expenses. General and administrative expenses were $1.4 million for the second quarter of fiscal 2002, an increase of $606,000, or 76%, over the same period of fiscal 2001. The increase was the result of additional facilities costs associated with property recently acquired for expansion, legal fees, and higher compensation and benefit costs. The Company expects that general and administrative expenses will continue at about this level over the rest of the year due to the added facility costs.

     Income from operations. The Company’s income from operations was $2.4 million for the second quarter of fiscal 2002, an increase of $687,000, or 40%, over the same period of fiscal 2001.

     Other income, net. The Company’s other income was $414,000 for the second quarter of fiscal 2002, a decrease of $355,000, or 46%, over the same period of fiscal 2001. The decrease in investment income was a result of lower investment yields and a nearly 17% decrease in cash and investment balances from last year’s second quarter. In addition, in fiscal 2001, the Company sold and reinvested a portion of its bond portfolio to take advantage of a tax capital loss carryforward, generating realized gains of $160,000. The Company expects that other income will remain at a similar level for the remainder of fiscal 2002.

     Income tax expense. The Company’s income tax provision was $1.0 million (an effective tax rate of 37%) for the second quarter of fiscal 2002 versus $857,000 (an effective rate of 35%) in the same period of fiscal 2001. The increase in the effective rate was primarily due to the recognition of the capital loss carryforward in fiscal 2001.

Six Months Ended March 31, 2002 and 2001

     Revenues. The Company’s revenues were $13.2 million for the first six months of fiscal 2002, an increase of $3.0 million, or 29%, over the same period of fiscal 2001. The revenue components were as follows (in thousands):

			$ Increase	% Increase
	2002	2001	(Decrease)	(Decrease)

Coatings revenue:
Royalties	$4,401	$3,423	$978	29%
License fees	459	532	(73)	(14%)
Reagent chemical sales	2,172	1,368	804	59%
Commercial development	3,281	1,473	1,808	123%

Total coatings revenue	10,313	6,796	3,517	52%
Other revenue:
Diagnostic royalties	1,182	1,513	(331)	(22%)
Stabilization & slide sales	1,381	1,707	(326)	(19%)
Government research	292	184	108	59%

Total revenues	$13,168	$10,200	$2,968	29%

     The revenue growth for the first six months of fiscal 2002 was concentrated in three coatings revenue categories. Commercial development revenue increased 123% to nearly $3.3 million. Most of the growth is related to drug-coated stent work. The Company expects to continue this level of effort for the rest of fiscal 2002. The growth in coatings royalties was due to increased minimum royalties and an increase in sales of coated products by the Company’s licensees.

     The 59% increase in reagent chemical sales was due mostly to increased demand by Cordis as it began to coat stents in anticipation of its European market launch. While the Company expects continued strength in its reagent chemical business, future growth will depend on the success of Cordis’ drug delivery stent.

     The Company signed three new PhotoLink license agreements during the first six months of fiscal 2002. The fees from these agreements, progress payments made on previously executed license agreements and one milestone payment resulted in $459,000 of revenue, a 14% decrease from the $532,000 recorded on the four license agreements signed in the same period last year.

     Stabilization and slide sales decreased 19% from the same period in fiscal 2001. Nearly all of this decrease is attributed to slower genomics sales to Motorola in the first quarter of this year. The anticipated rebound in slide sales in the second quarter brought year to date results back in line with plan.

     Product costs. The Company’s product costs were $1.3 million for the first six months of fiscal 2002, an increase of $22,000 or 2%, over the same period of fiscal 2001. Overall product margins were 65% in the first six months of fiscal 2002 compared to 60% in the same period of fiscal 2001. The overall improvement in margins was due to the fact that higher margin reagent product sales constituted a greater percentage of total product sales. The Company expects that product margins will be in the 62% to 63% range for the balance of the fiscal year.

     Research and development expenses. Research and development expenses were $4.7 million for the first six months of fiscal 2002, an increase of $1.0 million or 27%, over the same period of fiscal 2001. The change was primarily due to compensation and benefits associated with technical personnel added by the Company last year and higher depreciation and facility costs. The Company expects research and development expenses will increase 18% to 20% over fiscal 2001.

     Sales and marketing expenses. Sales and marketing expenses were $719,000 for the first six months of fiscal 2002, a decrease of $101,000 or 12% from the same period of fiscal 2001. The change was primarily due to decreased business travel and promotional expenses. The Company expects fiscal 2002 sales and marketing expenses to be fairly flat with last year.

     General and administrative expenses. General and administrative expenses were $2.3 million for the first half of fiscal 2002, an increase of $787,000, or 52%, over the same period of fiscal 2001. About $400,000 of the increase was related to the cost of maintaining real property that was acquired recently. The Company plans to expand its operations into the property over the next 18-24 months. Therefore, it is expected that operating costs will continue at the current level until operations are ultimately moved. The balance of the expense increase was the result of higher compensation and benefit costs, increased investor relations expenditures and professional fees.

     Income from operations. The Company’s income from operations was $4.2 million for the first six months of fiscal 2002, an increase of $1.3 million, or 42%, over the same period of fiscal 2001.

     Other income, net. The Company’s other income was $837,000 for the first half of fiscal 2002, a decrease of $713,000, or 46%, from the same period of fiscal 2001. The decrease in investment income was a result of lower investment yields and a nearly 17% decrease in cash and investment balances from last year’s second quarter. The decrease in cash and short-term investments was attributed to the purchase of real property and the investment in Novocell. In addition, in fiscal 2001, the Company sold and reinvested a portion of its bond portfolio to take advantage of a tax capital loss carryforwards, generating realized gains of $310,000. The Company expects other income to remain at a similar level for the remainder of fiscal 2002.

     Income tax expense. The Company’s income tax provision was $1.9 million (an effective tax rate of 37%) for the first six months of fiscal 2002 versus $1.6 million (an effective rate of 35%) in the same period of fiscal 2001. The increase in the effective rate was primarily due to the recognition of the capital loss carryforwards in fiscal 2001.

Liquidity and Capital Resources

     As of March 31, 2002, the Company had working capital of $9.0 million and cash, cash equivalents and investments totaling $36.7 million. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company generated positive cash flows from operating activities of $5.0 million in the first six months, which was an increase of 42% from the same period of last year, primarily due to the increase in net income.

     On October 1, 2001, the Company purchased a building situated on 27 acres of land in Bloomington, Minnesota, for approximately $7.1 million through a wholly-owned subsidiary. The Company intends to gradually move a portion of its operations into this facility, before completely occupying the facility in 2004. Prior to acquiring the Bloomington facility, the Company acquired real property for approximately $2.5 million through another wholly-owned subsidiary. The Company now intends to sell this property and expand into the Bloomington location. The Company continues to own and occupy its current facility in Eden Prairie, Minnesota.

     On December 7, 2001, the Company announced an alliance with privately held Novocell, Inc. an Irvine, California-based biotech firm that is developing a potential cure for diabetes. The Company’s investment of $4.0 million represents less than 15% ownership of Novocell.

     As of March 31, 2002, the Company had no debt, nor did it have any credit agreements. The Company believes that its existing capital resources will be adequate to fund the Company’s operations into the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A 10% increase in interest rates would result in an approximate $175,000 decrease in the fair value of the Company’s available-for-sale securities as of March 31, 2002, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material. Also, the Company’s foreign currency exposure is not significant.

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

     None.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities.

     The information required by this item is contained in Item 4 to the Company’s Form 10-Q for the quarter ended December 31, 2001.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits —

99 — Exhibit regarding the use of Arthur Andersen audit firm

     (b)  Reports on Form 8-K — None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurModics, Inc.

May 14, 2002	By:	/s/ Stephen C. Hathaway

Stephen C. Hathaway Vice President & CFO (Principal Financial Officer)