Form 10-Q
period 2002-06-30
SURMODICS INC
filed 2002-08-14
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes ☒      No ☐

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of July 31, 2002 was 17,228,679.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SURMODICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	September 30,
	2002	2001

ASSETS	(Unaudited)
Current Assets
Cash & cash equivalents	$6,393	$9,044
Short-term investments	2,473	5,796
Accounts receivable, net	4,530	3,245
Inventories	731	724
Deferred tax asset	297	297
Prepaids and other	1,768	877

Total current assets	16,192	19,983

Property and equipment, net	15,898	7,672
Long-term investments	31,209	29,565
Deferred tax asset	587	646
Other assets, net	6,608	2,717

	$70,494	$60,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$356	$553
Accrued liabilities	1,476	1,672
Deferred revenues	293	303

Total current liabilities	2,125	2,528
Deferred revenue, less current portion	2,431	2,355

Total liabilities	4,556	4,883

Stockholders’ Equity
Series A Preferred stock-
$.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock-
$.05 par value, 45,000,000 shares authorized; 17,223,679 and 16,760,501 shares issued and outstanding	861	838
Additional paid-in capital	52,842	47,777
Unearned compensation	(525)	(376)
Accumulated other comprehensive income	375	275
Retained earnings	12,385	7,186

Total stockholders’ equity	65,938	55,700

	$70,494	$60,583

The accompanying notes are an integral part of these condensed consolidated balance sheets.

SURMODICS, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue		(As restated)		(As restated)
Royalties	$3,020	$3,033	$8,603	$7,969
License fees	110	130	569	661
Product sales	2,571	1,374	6,124	4,449
Research and development	1,900	1,138	5,473	2,795

Total revenue	7,601	5,675	20,769	15,874

Operating costs and expenses
Product	678	606	1,932	1,838
Research and development	2,323	2,028	7,015	5,710
Sales and marketing	346	359	1,065	1,178
General and administrative	1,351	798	3,650	2,310

Total operating costs and expenses	4,698	3,791	13,662	11,036

Income from operations	2,903	1,884	7,107	4,838

Other income
Investment income, net	371	575	1,158	1,815
Gain (loss) on sale of investments and other, net	(45)	152	5	462

Other income, net	326	727	1,163	2,277

Income before income taxes	3,229	2,611	8,270	7,115
Income tax provision	(1,198)	(936)	(3,071)	(2,506)

Income before cumulative effect of a change in accounting principle	2,031	1,675	5,199	4,609
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(1,705)

Net income	$2,031	$1,675	$5,199	$2,904

Basic net income per share before cumulative effect of a change in accounting principle	$0.12	$0.10	$0.31	$0.28
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.10)

Basic net income per share	$0.12	$0.10	$0.31	$0.18

Diluted net income per share before cumulative effect of a change in accounting principle	$0.11	$0.09	$0.29	$0.26
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.10)

Diluted net income per share	$0.11	$0.09	$0.29	$0.16

Weighted average shares outstanding
Basic	17,119	16,742	16,941	16,672
Dilutive effect of outstanding stock options	731	1,173	904	1,150

Diluted	17,850	17,915	17,845	17,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURMODICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30,

	2002	2001

Operating Activities		(As restated)
Net income	$5,199	$2,904
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	1,377	1,146
Loss (gain) on sale of investments and other, net	(5)	(462)
Amortization of unearned compensation, net	87	78
Noncash Items
Change in deferred tax	59	167
Tax benefit from exercise of stock options	3,500	—
Cumulative effect of a change in accounting principle, net of tax	—	1,705
Change in operating assets and liabilities:
Accounts receivable	(1,285)	(1,255)
Inventories	(7)	(261)
Accounts payable and accrued liabilities	(37)	1,379
Accrued income taxes	(1,508)	—
Deferred revenues	66	(303)
Prepaids and other	260	95

Net cash provided by operating activities	7,706	5,193

Investing Activities
Purchases of property and equipment, net	(9,582)	(1,378)
Purchases of available-for-sale investments	(29,037)	(69,903)
Sales/maturities of available-for-sale investments	30,821	68,890
Purchase of other assets	(3,911)	—
Repayment of stock purchase notes receivable	—	7

Net cash used in investing activities	(11,709)	(2,384)

Financing Activities
Issuance of common stock	1,352	368

Net change in cash and cash equivalents	(2,651)	3,177
Cash and Cash Equivalents
Beginning of period	9,044	1,510

End of period	$6,393	$4,687

Cash paid for taxes	$1,068	$700

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURMODICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation

     The condensed consolidated financial statements include the accounts of SurModics, Inc. and its wholly owned subsidiaries (the Company). All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the nine months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the entire fiscal year.

     According to the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. Read together with the disclosures below, management believes the interim financial statements are presented fairly. However, these unaudited condensed consolidated financial statements should be read together with the financial statements for the year ended September 30, 2001, and footnotes thereto included in the Company’s form 10-K as filed with the United States Securities and Exchange Commission.

(2) Revenue Recognition

     Effective October 1, 2000, the Company adopted Staff Accounting Bulletin No. 101 (“SAB 101”) issued by the United States Securities and Exchange Commission in December 1999. Historically, the Company had recognized initial license fees as revenue upon receipt, after a license agreement transferring the technology was executed and all significant obligations had been performed. SAB 101 requires that license and other up-front fees be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company adopted SAB 101 in the fourth quarter of fiscal 2001, retroactive to October 1, 2000, by deferring license fee payments over the term of the agreement. The cumulative effect of this change to September 30, 2000, which was recorded in 2001, was $1,705,000 or $.10 per share, net of tax. The effect on the three months ended June 30, 2001, increased income before cumulative effect of a change in accounting principle by $57,000. The effect on the nine months ended June 30, 2001, increased income before cumulative effect of a change in accounting principle by $59,000. There was no impact on diluted earnings per share compared to results previously reported.

(3) New Accounting Pronouncements

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 supersedes Accounting Principles Board (“APB”) Opinion No. 16 and requires that all business combinations initiated after June 30, 2001, be accounted for by the purchase method. SFAS 141 also changes the requirements for recognizing intangible assets as assets apart from goodwill in business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not in a business combination) should be accounted for upon their acquisition. SurModics will adopt SFAS 142 on October 1, 2002, and management expects no material impact on its financial statements.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is required to adopt the standard on October 1, 2002. The Company does not expect the adoption of SFAS No. 143 to have an impact on the financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which provides new accounting and financial reporting guidance for the impairment or disposal of long-lived assets and the disposal of segments of a business. The Company is required to adopt the standard on October 1, 2002, and its adoption is not expected to have any impact on the financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material impact on the financial position or results of operations.

(4) Other Assets

     Included in other assets at June 30, 2002, was a $4.0 million equity investment in Novocell, Inc. On December 7, 2001, the Company announced an alliance with the privately held Irvine, California-based biotech firm that is developing a potential cure for diabetes. The Company’s investment represents an ownership in Novocell of less than 15%, which is accounted for under the cost basis.

(5) Commitments and Contingencies

     Under provisions contained in the government research contracts, representatives of the government agencies have the right to access and review the Company’s underlying records of contract costs. The government retains the right to reject expenses considered unallowable under the terms of the contract. The Defense Contract Audit Agency has reviewed the contracts through 1989. In the opinion of management, future amounts due, if any, with respect to open contract years will not have a material impact on the financial position or results of operations of the Company.

(6) Operating Segments (dollars in thousands)

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of three business segments: licensing, manufacturing, and research and development. The licensing segment includes all license fees and royalty revenues generated from the transfer of the Company’s technology. No expenses are allocated to the licensing segment. The manufacturing segment includes revenue from the sale of reagent coatings, stabilization products and DNA slides. The expenses include all production costs, including analytical costs to verify quality of the finished products and certain technical support. The research and development segment includes the revenue generated from development projects for commercial customers and research revenues received from government grants. The expenses include all costs of the Company’s technical personnel. Corporate includes all administrative, sales and marketing costs of the Company. These costs, along with interest income and income taxes, are not allocated to the other business segments. The Company’s assets are not reviewed by business segment. The accounting policies for segment reporting are the same as for the Company as a whole (see Note 2).

			Research &
	Licensing	Manufacturing	Development	Corporate	Consolidated

Three Months Ended June 30, 2002
Revenue:
Coating	$2,411	$1,834	$1,766	$—	$6,011
Diagnostic	719	—	—	—	719
Stabilization & other	—	737	—	—	737
Government research	—	—	134	—	134

Total revenue	3,130	2,571	1,900	—	7,601
Expenses	—	678	2,323	1,697	4,698

Operating income (loss)	3,130	1,893	(423)	(1,697)	2,903
Other income, net				326	326
Income tax provision				(1,198)	(1,198)

Net income					$2,031

Three Months Ended June 30, 2001
Revenue:
Coating	$2,092	$606	$1,016	$—	$3,714
Diagnostic	1,071	—	—	—	1,071
Stabilization & other	—	768	—	—	768
Government research	—	—	122	—	122

Total revenue	3,163	1,374	1,138	—	5,675
Expenses	—	606	2,028	1,157	3,791

Operating income (loss)	3,163	768	(890)	(1,157)	1,884
Other income, net				727	727
Income tax provision				(936)	(936)

Net income					$1,675

(6) Operating Segments -continued (dollars in thousands)

			Research &
	Licensing	Manufacturing	Development	Corporate	Consolidated

Nine Months Ended June 30, 2002
Revenue:
Coating	$7,271	$4,006	$5,047	$—	$16,324
Diagnostic	1,901	—	—	—	1,901
Stabilization & other	—	2,118	—	—	2,118
Government research	—	—	426	—	426

Total revenue	9,172	6,124	5,473	—	20,769
Expenses	—	1,932	7,015	4,715	13,662

Operating income (loss)	9,172	4,192	(1,542)	(4,715)	7,107
Other income, net				1,163	1,163
Income tax provision				(3,071)	(3,071)

Net income					$5,199

Nine Months Ended June 30, 2001
Revenue:
Coating	$6,046	$1,974	$2,489	$—	$10,509
Diagnostic	2,584	—	—	—	2,584
Stabilization & other	—	2,475	—	—	2,475
Government research	—	—	306	—	306

Total revenue	8,630	4,449	2,795	—	15,874
Expenses	—	1,838	5,710	3,488	11,036

Operating income (loss)	8,630	2,611	(2,915)	(3,488)	4,838
Other income, net				2,277	2,277
Income tax provision				(2,506)	(2,506)

Income before cumulative effect of a change in accounting principle					$4,609

(7) Comprehensive Income (dollars in thousands)

     The components of comprehensive income for the three-month and nine-month periods are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$2,031	$1,675	$5,199	$2,904
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	397	(187)	105	428
Less reclassification adjustment for realized gains included in net income, net of tax	(55)	(152)	(5)	(462)

Other comprehensive income (loss)	342	(339)	100	(34)

Comprehensive income	$2,373	$1,336	$5,299	$2,870

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS

General

     SurModics is a leading provider of surface modification solutions to medical device manufacturers. The Company’s revenues are derived from four primary sources: fees from licensing its patented technology to customers; royalties received from licensees; product sales (reagent chemical compounds to licensees, stabilization products to the diagnostics industry, and coated slides to the genomics market); and research and development fees generated on projects for commercial customers and pursuant to government grants.

Critical Accounting Policies and Estimates

     Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgement, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgements and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. For a detailed description of our critical accounting policies, see the footnotes of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2001.

Results of Operations

Three Months Ended June 30, 2002 and 2001

     Revenue. The Company’s revenue was $7.6 million for the third quarter of fiscal 2002, an increase of $1.9 million, or 34%, over the same period of fiscal 2001. The revenue components were as follows (in thousands):

			$ Increase	% Increase
	2002	2001	(Decrease)	(Decrease)

Coatings revenue:
Royalties	$2,301	$1,962	$339	17%
License fees	110	130	(20)	(15%)
Reagent chemical sales	1,834	606	1,228	203%
Commercial development	1,766	1,016	750	74%

Total coatings revenue	6,011	3,714	2,297	62%
Other revenue:
Diagnostic royalties	719	1,071	(352)	(33%)
Stabilization & slide sales	737	768	(31)	(4%)
Government research	134	122	12	10%

Total revenue	$7,601	$5,675	$1,926	34%

     Third quarter revenue growth was principally the result of a 62% increase in coatings revenue. Within coatings revenue, reagent chemical revenue sales increased 203% to $1.8 million, a quarterly record. Nearly all of this increase was due to strong sales of reagent chemicals to Cordis Corporation, a Johnson & Johnson company, for the coating of stents in support of their recent European product launch. Commercial development revenue was also strong increasing 74% to $1.8 million. Most of this increase was due to a high level of effort on two projects: coating work to support Cordis’ human clinical trials of drug coated stents and genomics work with Motorola. The balance of coatings revenue growth was due to a 17% increase in royalties to $2.3 million. The growth in royalties was due to newly introduced products by the Company’s licensees and a step-up in minimum royalty obligations by some licensees.

     Diagnostic royalty revenue decreased 33% to $719,000 primarily due to one-time payments from new sub-licensees received in last year’s third quarter. Excluding this one-time payment, diagnostic royalties would have decreased 16%. This level of decrease is consistent with recent history as the sole provider of diagnostic royalties continued its efforts to secure FDA approval to resume production of certain diagnostic tests in the United States.

     SurModics signed two new license agreements during the third quarter of fiscal 2002. Amortized revenue from previously executed license fees and new license fees combined for total license fee revenue of $110,000. In accordance with SAB 101, the Company defers up-front license payments and recognizes revenue over the term of the related agreement.

     Product costs. The Company’s product costs were $678,000 for the third quarter of fiscal 2002, an increase of $72,000, or 12%, over the same period of fiscal 2001. Overall product margins increased to 74% in the third quarter of fiscal 2002 from 56% in the same period of fiscal 2001 since higher margin reagent product sales constituted a greater percentage of total product sales.

     Research and development expenses. Research and development expenses were $2.3 million for the third quarter of fiscal 2002, an increase of $295,000, or 15%, over the same period of fiscal 2001. The increase was primarily due to compensation and benefits associated with technical personnel added by the Company over the last year and higher patent fees, depreciation and facilities costs.

     Sales and marketing expenses. Sales and marketing expenses were $346,000 for the third quarter of fiscal 2002, a $13,000 or 4% decrease from the same period of fiscal 2001. Most of the change was due to a decrease in business travel.

     General and administrative expenses. General and administrative expenses were $1.4 million for the third quarter of fiscal 2002, an increase of $553,000, or 69%, over the same period of fiscal 2001. The increase was the result of additional facilities costs associated with property recently acquired for expansion, legal fees, and higher compensation and benefit costs. The Company expects that general and administrative expenses will continue at about this dollar level over the rest of the year due to the added facility costs.

     Other income, net. The Company’s other income was $326,000 for the third quarter of fiscal 2002, a decrease of $401,000, or 55%, over the same period of fiscal 2001. The decrease in investment income was a result of lower investment yields, decreased investment balances and a write-down of $100,000 on the pending sale of a parcel of real property. Additionally, in fiscal 2001, the Company sold and reinvested a portion of its bond portfolio to take advantage of a tax capital loss carryforward, generating realized gains of $152,000.

     Income tax expense. The Company’s income tax provision was $1.2 million (an effective tax rate of 37%) for the second quarter of fiscal 2002 versus $936,000 (an effective rate of 35%) in the same period of fiscal 2001. The increase in the effective rate was primarily due to the recognition of the capital loss carryforward in fiscal 2001.

Nine Months Ended June 30, 2002 and 2001

     Revenue. The Company’s revenue was $20.8 million for the first nine months of fiscal 2002, an increase of $4.9 million, or 31%, over the same period of fiscal 2001. The revenue components were as follows (in thousands):

			$ Increase	% Increase
	2002	2001	(Decrease)	(Decrease)

Coatings revenue:
Royalties	$6,702	$5,385	$1,317	24%
License fees	569	661	(92)	(14%)
Reagent chemical sales	4,006	1,974	2,032	103%
Commercial development	5,047	2,489	2,558	103%

Total coatings revenue	16,324	10,509	5,815	55%
Other revenue:
Diagnostic royalties	1,901	2,584	(683)	(26%)
Stabilization & slide sales	2,118	2,475	(357)	(14%)
Government research	426	306	120	39%

Total revenues	$20,769	$15,874	$4,895	31%

     Coatings revenue accounted for essentially all of the Company’s revenue growth for the first nine months of fiscal 2002. Commercial development revenue increased 103% to over $5.0 million. Most of the growth is related to the genomics and drug delivery stent work described earlier. The 103% increase in reagent chemical sales was due mostly to purchases by Cordis as they coat stents in support of their product launch. Two licensees purchased 80% of the reagents sold during the first nine months, up from 49% last year. The 24% growth in coatings royalties was primarily due to increased sales of coated products by the Company’s licensees and increased minimum royalty payments.

     SurModics signed five new license agreements during the first nine months of fiscal 2002. The fees from these agreements, in addition to progress payments made on previously executed license agreements, resulted in $569,000 of revenue, a 14% decrease from the $661,000 recorded on the six license agreements signed in the same period last year. Effective October 1, 2000, with the adoption of SAB 101, the Company defers up-front license payments and recognizes revenue over the term of the agreement unless the license payment is contingent upon the Company achieving a predetermined objective or technical “milestone.” In that case, the license payment is recognized as revenue upon receipt. During the second quarter of fiscal 2002, the Company received and recognized one such milestone payment totaling $250,000.

     Diagnostic royalty revenue decreased 26% to $1.9 million primarily due to a series of one-time payments from new sub-licensees received last year. If these one-time payments were excluded, diagnostic royalties in the first nine months of fiscal 2002 would have decreased 6%. This decrease was due to the sole provider of diagnostic royalties as it continued its efforts to secure FDA approval to resume production of certain diagnostic tests in the United States. Stabilization and DNA slide sales decreased 14% from the same period in fiscal 2001.

     Product costs. The Company’s product costs were $1.9 million for the first nine months of fiscal 2002, an increase of $94,000, or 5%, over the same period of fiscal 2001. Overall product margins were 68% in the first nine months of fiscal 2002 compared to 59% in the same period of fiscal 2001.

     Research and development expenses. Research and development expenses were $7.0 million for the first nine months of fiscal 2002, an increase of $1.3 million, or 23%, over the same period of fiscal 2001. The change was primarily due to compensation and benefits associated with technical personnel added by the Company over the last year, increased legal fees for patents, and increased depreciation.

     Sales and marketing expenses. Sales and marketing expenses were $1.1 million for the first nine months of fiscal 2002, a decrease of $113,000 or 10% from the same period of fiscal 2001. The change was primarily due to a decrease in business travel.

     General and administrative expenses. General and administrative expenses were $3.7 million for the first nine months of fiscal 2002, an increase of $1.3 million, or 58%, over the same period of fiscal 2001. The increase was primarily the result of costs associated with maintaining additional facilities acquired earlier this year.

     Other income, net. The Company’s other income was $1.2 million for the first nine months of fiscal 2002, a decrease of $1.1 million, or 49%, over the same period of fiscal 2001. Investment income decreased 36% in the current period due to both lower yields and investment balances. In addition, the Company recorded a $100,000 loss on the pending sale of a parcel of real property. Finally, in fiscal 2001, the Company sold and reinvested a portion of its bond portfolio to take advantage of a tax capital loss carryforward, generating realized gains of $462,000.

     Income tax expense. The Company’s income tax provision was $3.1 million (an effective tax rate of 37%) for the first nine months of fiscal 2002 versus $2.5 million (an effective rate of 35%) in the same period of fiscal 2001. The increase in the effective rate was primarily due to the recognition of the capital loss carryforwards in fiscal 2001.

Liquidity and Capital Resources

     As of June 30, 2002, the Company had working capital of $14.1 million and cash, cash equivalents and investments totaling $40.1 million. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company generated positive cash flows from operating activities of $7.7 million in the first nine months, which was an increase of 49% from the same period of last year, primarily due to the increase in net income.

     In October 2001, the Company purchased a building situated on 27 acres of land in Bloomington, Minnesota, for approximately $7.1 million through a wholly-owned subsidiary. The Company intends to gradually move its operations into this facility over the next two to three years. Prior to acquiring the Bloomington facility, the Company acquired a separate parcel of real property for approximately $2.5 million through another wholly-owned subsidiary. In May 2002, the Company entered into an agreement to sell this property and expects to finalize the transaction sometime in August 2002. During the third quarter of Fiscal 2002, the Company recorded an expected $100,000 loss on the pending sale. The Company continues to own and occupy its current facility in Eden Prairie, Minnesota.

     On December 7, 2001, the Company announced an alliance with privately held Novocell, Inc., an Irvine, California-based biotech firm that is developing a potential cure for diabetes. The Company’s investment of $4.0 million represents a less than 15% ownership of Novocell.

     As of June 30, 2002, the Company had no debt, nor did it have any credit agreements. The Company believes that its existing capital resources will be adequate to fund the Company’s operations into the foreseeable future.

New Accounting Pronouncements

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 supercedes Accounting Principles Board (“APB”) Opinion No. 16 and requires that all business combinations initiated after June 30, 2001, be accounted for by the purchase method. SFAS 141 also changes the requirements for recognizing intangible assets as assets apart from goodwill in business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not in a business combination) should be accounted for upon their acquisition. SurModics will adopt SFAS 142 on October 1, 2002, and management expects no material impact on its financial statements.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is required to adopt the standard on October 1, 2002. The Company does not expect the adoption of SFAS No. 143 to have an impact on the financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which provides new accounting and financial reporting guidance for the impairment or disposal of long-lived assets and the disposal of segments of a business. The Company is required to adopt the standard on October 1, 2002, and its adoption is not expected to have any impact on the financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material impact on the financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $540,000 decrease in the fair value of the Company’s available-for-sale securities as of June 30, 2002, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material. Also, the Company’s foreign currency exposure is not significant.

Forward Looking Statements

     The statements contained in this quarterly report relating to future revenue growth and expense levels are based on current expectations and involve a number of risks and uncertainties. These statements are forward looking and are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. The following factors could cause revenue to materially and adversely differ from that anticipated: the ability of the Company’s licensees to successfully gain regulatory approval for, market and sell products incorporating the Company’s technology; the amount and timing of resources devoted by the Company’s licensees to market and sell products incorporating the Company’s technology; the Company’s ability to attract new licensees and to enter into agreements for additional applications with existing licensees; the Company’s ability to maintain a competitive position in the development of technologies and products in its areas of focus; and business and general economic conditions. Investors should consider these risks and other risks identified in the Company’s filings with the SEC when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. SurModics undertakes no obligation to update publicly or revise any forward-looking statements.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits – None

     (b)  Reports on Form 8-K -

A report on Form 8-K dated June 24, 2002 was filed on June 24, 2002, reporting under Item 5 the issuance of a press release relating to third quarter earnings.

A report on Form 8-K dated June 28, 2002 was filed on July 2, 2002, reporting under Item 4 the termination of the Company’s client-auditor relationship with Arthur Andersen LLP and the selection of Deloitte & Touche LLP to serve as the independent auditor for fiscal 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurModics, Inc.

August 12, 2002	By:	/s/ Stephen C. Hathaway

Stephen C. Hathaway
Vice President & CFO
(Principal Financial Officer)