Form 10-K
period 2002-09-30
SURMODICS INC
filed 2002-12-30
CIK 924717

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required by file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The aggregate market value of the Common Stock held by shareholders other than officers, directors or holders of more than 5% of the outstanding stock of the registrant as of December 13, 2002 was approximately $389 million (based upon the closing sale price of the registrant’s Common Stock on such date).

The number of shares of the registrant’s Common Stock outstanding as of December 13, 2002 was 17,298,489.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2002 are incorporated by reference into Part II.

2.	Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

     SurModics, Inc. (“SurModics” or the “Company”) is a leading provider of surface modification solutions to the medical device industry. The Company’s primary focus is the commercialization of its patented coating technologies through licensing arrangements.

     PhotoLink is a versatile, easily applied, light-activated coating technology that modifies medical device surfaces by creating covalent bonds between those surfaces and a variety of chemical agents. Through the PhotoLink process, these chemical agents can impart many performance-enhancing characteristics, such as lubricity, hemocompatibility and infection resistance, onto the surface of a medical device without materially changing the dimensions or physical properties of the device. The Company believes that medical device manufacturers who utilize the Company’s technology are able to significantly improve the performance of their products and differentiate their products in a highly competitive marketplace.

     In recent years, the Company has developed and is now marketing a specialized coating that allows for the controlled release of drugs from the surface of a medical device. This polymer blend differs from PhotoLink in that it is not a light-activated coating technology. Therapeutic drugs can be entrapped within the polymer coating to provide controlled, site-specific release of the drug into the surrounding tissue. This application was licensed by Cordis Corporation, a Johnson & Johnson company, to reduce the occurrence of restenosis. Cordis is currently selling a SurModics-coated drug-eluting stent in Europe and is awaiting FDA approval to sell the coated stent in the U.S.

     The Company focuses on providing high value-added surface modification solutions to a variety of medical device markets and product categories. Examples of products in the market or under development that incorporate the Company’s coating technology include guidewires, catheters, stents and similar devices used in interventional cardiology, neurology and urology markets. The surface properties created by the PhotoLink technology have greatly reduced procedure times in catheter-based vascular procedures and have shown the potential to enhance the long-term performance of implantable devices by improving infection resistance, hemocompatability and promoting host cell attachment, growth and subsequent tissue integration. PhotoLink also has applications in the genomics market. The Company licensed its genomics technology to Motorola Life Sciences in fiscal 2000, which included the rights to a coated glass slide used to orient DNA strands for analysis. During fiscal 2002, Amersham plc purchased this genomics business from Motorola.

     The Company has commercialized its coating technology through licensing arrangements with medical device manufacturers who apply the coatings to their own products. The Company believes this approach allows it to focus its resources on further development of its technology and expansion of its licensing activities, while leveraging the established manufacturing, sales and marketing capabilities of its licensees. Revenues from these arrangements include license fees, development revenue, minimum royalties, and royalties based on a percentage of licensees’ product sales. The Company manufactures and sells the chemical reagents used in the coating process.

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

Markets and Need for Surface Modification

     Recent trends in healthcare toward improved patient outcomes and reduced costs have resulted in intense competition for the development of medical devices that demonstrate superior product performance, reduced procedure times, improved outcomes, and patient comfort and overall cost effectiveness. Medical device manufacturers have attempted to address these competitive pressures by developing innovative medical devices manufactured from a wide variety of synthetic materials. In an effort to further differentiate their products through improved product performance, a growing number of medical device manufacturers are turning to the emerging field of surface modification technology. Surface modification enables device manufacturers to provide medical devices with desired surface characteristics including improved lubricity, hemocompatability and infection resistance, as well as the ability to deliver drugs and promote cell growth and tissue integration.

     Surface modification has been used to improve medical devices in many different industry segments. The table below identifies several of these market segments and the surface properties the Company believes are desired by each segment.

Desired Surface Property and
Market Segment Served	Examples of Applications

Interventional cardiology and vascular access	Lubricity: catheters, guidewires Hemocompatability: vascular stents, catheters, distal protection devices

Therapeutic drug incorporation and release: vascular stents, catheters
Infection resistance: catheters, implantable ports

Cardiac rhythm management	Lubricity: pacemaker and defibrillator leads, electrophysiology devices
Hemocompatability: electrophysiology devices

Cardiothoracic surgery	Infection resistance: heart valves
Hemocompatability: minimally invasive bypass devices, vascular grafts, ventricular assist devices
Cell growth and tissue integration: heart valves, vascular grafts

Interventional neurology and neurosurgery	Lubricity: catheters, guidewires Infection resistance: catheters, shunts

Urology and gynecology	Lubricity: urinary catheters, incontinence devices, ureteral stents, fertility devices
Infection resistance: urinary catheters, incontinence devices, ureteral stents, fertility devices, penile implants

Orthopedics	Cell growth and tissue integration: bone and cartilage growth
Infection resistance: orthopedic implants

     In addition to the above-identified market segments, the Company’s technology is also relevant in genomics applications. During fiscal 1999, SurModics launched its 3D-Link Activated Slide to the genomics market. These coated glass slides are used by genomics researchers to prepare microarrays for DNA analysis. During fiscal 2000, SurModics licensed its genomics technology to Motorola Life Sciences. In addition to providing Motorola exclusive rights to the Company’s genomics technology, the agreement calls for collaborative research on further technology advances. Motorola’s genomics business, including our agreement, was recently purchased by Amersham plc.

The SurModics Solution

     SurModics has developed its PhotoLink and drug-eluting coating technologies to address the need for surface modification. PhotoLink is a versatile, easily applied, light-activated coating technology that modifies medical device surfaces by creating covalent bonds between those surfaces and a variety of chemical agents. The PhotoLink solution to surface modification involves the utilization of proprietary, light sensitive (photochemical) reagents. These reagents can consist of advanced polymers or active biomolecules having desired surface characteristics and an attached light-reactive chemical compound (photogroup). When the reagent is exposed to a direct light source, typically ultraviolet light, a photochemical reaction creates a covalent bond between the photogroup and the surface of the medical device, thereby imparting the desired property to the surface. A covalent bond is a very strong chemical bond which results from the sharing of electrons between carbon molecules of the substrate and the applied coating. The Company's drug-elution technology is a polymer blend that differs from PhotoLink in that it involves non-photochemical reagents. Therapeutic drugs can be entrapped within the polymer coating to provide controlled, site-specific release of the drug into the surrounding tissue.

     SurModics’ proprietary PhotoLink reagents work directly on most polymer-based (e.g., plastic) and biological substrates (latex rubber, cellulose, tissue and natural fibers). Metal and glass substrates generally require a polymer pretreatment to make a hydrocarbon-containing surface for bonding prior to the application of the Company’s reagents. The reagents are easily applied to a clean material surface by dipping, spraying, roll coating, ink jetting or brushing.

     SurModics continues to develop proprietary reagents providing new product features while expanding the number and type of substrates on which the reagents can be applied.

     The Company believes that its proprietary coating process provides its licensees with a number of benefits.

•	Flexibility. Coatings can be applied to many different kinds of surfaces and can immobilize a variety of chemical, pharmaceutical and biological agents, which allows licensees to be innovative in the design of their products without significantly changing the dimensions or physical properties of the device.

•	Variety of Surface Properties. The coating process can be tailored to provide licensees with the ability to improve the performance of their devices by choosing the specific coating properties desired for particular applications. The coating technology also provides the medical device manufacturer with the ability to combine multiple surface-enhancing characteristics on the same device.

•	Ease of Use. The coating process is a relatively simple process that does not require expensive special equipment and does not subject the coated products to harsh chemical or temperature conditions or lengthy processing time. Further, the coatings are compatible with generally accepted sterilization processes, so the surface attributes are not lost when the medical device is sterilized prior to packaging.

     Surface Properties

     SurModics’ coating technology has been used by manufacturers of pacemaker leads, drug infusion catheters, laser and balloon angioplasty catheters, urinary drainage catheters, vascular closure devices, wound drains, guidewires, stent delivery catheters, angiography catheters, ureteral stents and hydrocephalic shunts, among other devices. The coating process can be used to provide medical device manufacturers with the following surface properties to improve product performance:

•	Lubricity. Low friction or lubricious coatings reduce the force and time required for insertion, navigation and removal of devices in vascular, neurological and urogenital applications. Lubricity also reduces tissue irritation and damage caused by products such as catheters, guidewires and endoscopy devices. Based on Company and licensee testing, when compared to uncoated surfaces, the PhotoLink process has reduced the friction on surfaces by as much as 95%, depending on the substrate being coated.

•	Hemocompatibility. Hemocompatible coatings help reduce adverse reactions that may be created when a device is inserted into the body and comes in contact with blood. Heparin has been used for decades as an injectable drug to reduce blood clotting in patients. SurModics can immobilize heparin on the surface of medical devices thereby inhibiting blood clotting on the device surface, minimizing patient risk and enhancing the performance of the device. PhotoLink heparin coatings have been shown in Company and licensee testing to reduce blood clotting by greater than 90% compared to uncoated surfaces. SurModics has also developed synthetic, non-biological coatings that provide medical device surfaces with improved blood compatibility without the use of heparin.

•	Infection Resistance. Antimicrobial coatings are advantageous for most implantable medical devices where the risk of infection is a concern. PhotoLink technology can provide passive coatings which significantly reduce microbial adhesion to the device or active coatings incorporating antimicrobial agents which kill microbes on the device. Testing by the Company has demonstrated that a PhotoLink coating can reduce the adherence of microorganisms to biomaterial surfaces by up to 99% depending on the base material of the device. In addition, when compared to uncoated products, the PhotoLink process has been shown to increase the uptake of antimicrobial agents applied to the device just prior to implantation and prolong the release of these agents.

•	Drug-Eluting Coating. SurModics provides coatings that address two fundamental challenges of coronary stents, restenosis (progressive narrowing of vessels due to tissue growth) and thrombosis (blood clot formation which abruptly obstructs blood flow). To address restenosis, SurModics has developed proprietary polymer coating reagents and application methods, that do not require light activation (i.e. non-PhotoLink), to create durable stent coatings which serve as reservoirs for therapeutic drugs. The drugs can then be released from the coating on a controlled basis. When a stent with this drug coating is implanted in a patient, the drug diffuses out from the surface of the stent into the blood vessel wall where it can act to inhibit unwanted tissue growth, thereby reducing the occurrence of restenosis. Cordis Corporation is currently selling a SurModics-coated drug-eluting stent in Europe and is awaiting FDA approval to sell the coated stent in the U.S. SurModics also has developed blood compatible coatings

(containing heparin, for example) that are bound to the surfaces of stents to inhibit thrombosis that can occur as blood flows over the stent surface. The hemocompatible coating is designed to provide protection from thrombosis until the natural healing process covers the stent with a thin layer of tissue, which masks the stent from the flowing blood.

•	Wettability. PhotoLink hydrophilic coatings have been shown in tests by the Company and its licensees to accelerate liquid flow rates on normally hydrophobic (water repelling) materials by 75%. Some rapid point-of-care diagnostic tests, such as home monitoring or physician monitoring of glucose levels in diabetics, are currently done by pricking a patient’s finger and placing a drop of blood onto a polymer strip which is then inserted into a blood glucose reader. The Company believes that the time it takes for the blood to flow up the strip to provide a readout can be dramatically reduced and the consistency can be greatly improved with PhotoLink technology.

•	Tissue Engineering. Studies have shown that attachment of extracellular matrix proteins and peptides onto surfaces of implantable medical devices improves host cell attachment, growth and subsequent tissue integration. Company studies have shown that biomedical devices (such as vascular grafts and ocular implants) coated with photoreactive collagen and other proteins have improved attachment, growth of cells and acceptance by surrounding tissues. In fiscal 2002, the Company made an investment in Novocell, Inc., which is pursuing a treatment for diabetes by implanting encapsulated islet cells. SurModics had performed research using similar techniques. In addition, the Company is also using its PhotoLink technology to produce three-dimensional scaffolds to promote bone regeneration.

•	Biomolecule Immobilization. During a DNA gene analysis, typically hundreds of different probes need to be placed in a pattern on a surface, called a DNA microarray. These microarrays are used by the pharmaceutical industry to screen for new drugs, by genome mappers to sequence human, animal or plant genomes, or by diagnostic companies to search a patient sample for disease-causing bacteria or viruses. However, DNA does not readily adhere to most surfaces. The Company has demonstrated a versatile method for the immobilization of DNA on various surfaces which led to the Motorola contract discussed previously.

Current Licensing Arrangements

     The Company has commercialized its technology through licensing arrangements with medical device manufacturers who apply the coatings to their products in their own facility. The Company believes this approach allows it to focus its resources on further developing its technology and expanding its licensing activities, while leveraging the established manufacturing, sales and marketing capabilities of its licensees for the marketing of the specific medical device utilizing the coating technology. The Company’s licensing agreements are designed to allow manufacturers to incorporate the process into their own manufacturing processes so the licensee can control production and quality without the need to send product outside their facility.

     The licensing process begins with the customer specifying the surface characteristics it desires. Because each surface is unique, the Company routinely conducts a feasibility study at no charge to the customer to qualify each new potential product application. Once the feasibility has been proven, the customer typically funds a SurModics’ development project to optimize the coating formulation to meet the customer’s specific technical needs. Once the customer is satisfied with the performance of the coating, a license agreement is executed granting the licensee the rights to use the technology. SurModics’ technical personnel then transfer the coating technology into the licensee’s manufacturing process. The Company also manufactures and sells the chemical reagents used by all licensees in the coating process, thus creating another source of recurring revenue. The Company often supports its customers by providing coating assistance for parts required in animal and human clinical trials. However, the customer generally performs all coating work internally once the product has been approved and is being sold on the market.

     The term of a license agreement is generally for a period of 10 to 15 years or the life of SurModics’ patents, whichever is longer, although a license generally may be terminated by the licensee for any reason upon 90 days written notice. The worldwide license can be either exclusive or nonexclusive, but over 90% of the Company’s licensed applications are nonexclusive. SurModics requires the payment of a non-refundable license fee which has historically ranged from $25,000 to $1,000,000 and quarterly “earned” royalties on the sales of products incorporating SurModics’ technology. The royalty rate on a substantial number of the contracts is in the 2% to 3% range, but there are certain contracts with lower or higher rates. The amount of the license fee and the royalty rate are based on various factors including whether the arrangement is exclusive or nonexclusive, the perceived value of the coating application to the device and the size of the potential market. Most of SurModics’ agreements also incorporate a minimum royalty to be paid by the licensee. In most cases, payment of these minimum royalties will not commence until several months after the execution of an agreement for a particular application. On a quarterly basis, a client will pay the greater of earned or minimum royalties to SurModics. The earned royalties are always paid on a quarter-lag basis, and are based on the client’s actual sales of coated products in the prior quarter.

     Revenue from Cordis Corporation (38%), Medtronic, Inc. (14%), Amersham plc (12%) and Abbott Laboratories (11%) together represented approximately 75% of the Company’s total revenue for the year ended September 30, 2002. The loss of one or more of these clients could have a material adverse effect on our business, financial condition and results of operations, as discussed in more detail below.

Other Products

     Stabilization Products

     Although the primary focus of the Company is the development and marketing of its coating technology, the Company also markets stabilization products for use by manufacturers of immunoassay diagnostic tests. SurModics’ StabilCoat, StabilGuard and StabilZyme Stabilizers are designed to maintain the activity of biological components of the immunoassays, resulting in a longer shelf life. These products offer SurModics’ customers the benefit of product differentiation and improvement while providing the ultimate end users the benefit of a faster test with fewer steps and fewer errors.

     Diagnostic Royalties

     SurModics also licensed a format for in vitro diagnostic tests developed during the early years of the Company. This format has found broad application in the area of rapid point-of-care diagnostic testing, such as pregnancy and strep tests, and generated $2.4 million of royalty revenue to the Company in fiscal 2002 pursuant to a license agreement with Abbott Laboratories. Limited additional research and development is being undertaken in this area.

Research and Development

     SurModics’ research and development personnel support the sales staff in performing feasibility studies, providing technical assistance to potential licensees, optimizing the coating methodologies for specific licensee applications, training licensees and integrating the Company’s technology and know-how into licensee manufacturing operations. In addition, these personnel work to enhance and expand the coating technology through the development of new reagents and new applications.

     As medical devices become more sophisticated and complex, the Company believes the need for surface modification will grow. The Company intends to continue its development efforts to expand its coating technology providing additional optimized surface properties to meet these needs. The Company’s technical strategy is to target selected coating characteristics for further development, in order to facilitate and shorten the license cycle. The Company continues to perform research into applications for future products both on its own and in conjunction with some of its licensees. Some of the research and development projects currently being worked on include additional coatings for site-specific drug delivery, enhanced tissue growth, long-term blood compatibility and new DNA immobilization methods. In addition to expanding the number of medical applications that may use the Company’s technology, SurModics is working on improving the coating process for metals, developing a process for coating the interior diameter of medical devices and developing coatings activated with sources other than UV light.

     The technical staff of the Company consists of 105 employees, including 12 with Ph.D. degrees, 8 with Masters degrees and over 50 with Bachelor degrees, with expertise in chemistry, biomedical engineering, biology, microbiology, cell biology and biochemistry. The technical staff is organized into several specialization areas: hydrophilicity, microbiology, hemocompatibility, biochemistry, tissue engineering, drug delivery and surface characterization. In addition, a chemistry group supports the synthesis of new reagents needed by the other groups.

     In fiscal 2002 and 2001, the Company’s research and development expenses were $9.7 million and $8.0 million, respectively. A portion of these expenses is billed to customers for coating optimization and other development work on customer product applications. Research and development revenue was approximately $8.0 million in fiscal 2002 and $4.2 million in fiscal 2001.

     Since its founding, the Company has actively participated in the federal government’s Small Business Innovative Research (“SBIR”) program to fund development efforts. Since 1979, 145 research contracts resulting in revenues of over $26 million have been awarded to SurModics, primarily under the SBIR program. Grant proposals are generally directed toward the overall business strategies of the Company. The Company retains commercial rights to discoveries and technologies resulting from the research and development efforts funded by these grants. Where possible, licensees’ products or substrates are used when performing research under the grant; thus the results are often directly applicable to SurModics’ customers. Grant funding has allowed SurModics to maintain a larger and more technologically diverse employee base than would otherwise be possible.

Patents and Proprietary Rights

     The Company has taken steps intended to protect its coating technology and related inventions through a series of patents covering a variety of coating methods, reagents and formulations, as well as particular medical device applications. The Company has 36 issued U.S. patents, 21 pending U.S. patent applications, 57 issued foreign patents, and 73 pending foreign patent applications related to its coating technologies. The Company generally files international patent applications (primarily in Australia,

Canada, Europe, Japan, and Mexico) in parallel with its U.S. applications. In addition to the patents related to its coating technologies, SurModics has 7 issued and 5 pending U.S. patents, 23 issued foreign patents and 10 pending foreign patent applications related to its diagnostic and genomics technology. There can be no assurance that any of the pending patent applications will be allowed.

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

Marketing and Sales

     The Company markets its coating throughout the world using a direct sales force consisting of three market development managers who focus on specific markets and companies. This specialization fosters an in-depth knowledge of the issues faced by SurModics’ licensees within these markets such as technology changes, biomaterial changes and the regulatory environment.

     Because the sales cycle can take several months from feasibility demonstration to the execution of a license agreement, the Company focuses its sales efforts on potential licensees with established market positions rather than those with only development stage products which may never come to market. Generally, the Company’s technology is licensed on a nonexclusive basis to medical device manufacturers for use on specific products. This strategy enables the Company to license its technology to multiple licensees in the same market. SurModics also targets new product applications within existing licensees. The Company believes the sales cycle is much faster in these situations because the licensee is already familiar with the technology and the general terms of the license have already been negotiated.

     As part of its marketing strategy, the Company publishes technical literature on each surface capability of the coating technology (i.e., lubricity, hemocompatibility, etc.). In addition, the Company exhibits at major trade shows and technical meetings, advertises in trade journals and through its website, and conducts direct mailings to appropriate target markets.

     The Company also offers ongoing customer service and technical support throughout a licensee’s relationship with SurModics. This service and support begins with a coating feasibility study at no charge to the licensee and also includes additional services such as assistance in the transfer of the technology to the licensee, further coating optimization, process control and trouble shooting, coating of product for clinical studies, and assistance with regulatory submissions for coated product approval. Most of these services are billable to the client.

Competition

     Competition in the medical device industry has resulted in increased competition in the surface modification market. The Company’s coating technology competes with technologies developed by Biocompatibles International plc, Carmeda (a division of Norsk Hydro, ASA), AST, Specialty Coatings Systems, and STS Biopolymers Inc., among others. In addition, many medical device manufacturers have developed or are engaged in efforts to develop surface modification technologies for use on their own products. Overall, the

Company believes the worldwide market is very fragmented with no competitor marketing to third parties having more than a 10% market share. Some of the Company’s existing and potential competitors (especially medical device manufacturers pursuing coating solutions through their own research and development efforts) have greater financial, technical and marketing resources than the Company.

     SurModics attempts to differentiate itself from its competitors by providing what it believes is a high value-added solution to surface modification. The Company believes that the primary factors customers consider in choosing a particular surface modification technology are performance, ease of manufacturing, ability to produce multiple properties from a single process, compliance with manufacturing regulations, customer service and pricing. The Company believes that its coating process competes favorably with respect to these factors, enabling it to charge a premium price. The Company believes that the cost and time required to obtain the necessary regulatory approvals significantly reduces the likelihood of a manufacturer changing the coating process it uses once a device has been approved for sale.

     Because a significant portion of the Company’s revenue is dependent on the receipt of royalties based on sales of medical devices incorporating the Company’s coatings, SurModics is also affected by competition within the markets for such devices. The Company believes that the intense competition within the medical device markets creates opportunities for the Company’s coating technology as medical device manufacturers seek to differentiate their products through new enhancements or to remain competitive with enhancements offered by other manufacturers. Because the Company seeks to license its technology on a non-exclusive basis, the Company may further benefit from competition within the medical device markets by offering its technology to multiple competing manufacturers of a device. However, competition in the medical device markets could also have an adverse effect on the Company. While the Company seeks to license its products to established manufacturers, in certain cases the Company’s licensees may compete directly with larger, dominant manufacturers with extensive product lines and greater sales, marketing and distribution capabilities. The Company also is unable to control other factors that may impact commercialization of coated devices, such as the marketing and sales efforts of its licensees or competitive pricing pressures within the particular device market. There can be no assurance that products coated with SurModics technology will be successfully commercialized by the Company’s licensees or that such licensees will otherwise be able to effectively compete.

Manufacturing

     In accordance with its licensing strategy, the Company generally does not coat medical devices to be sold by its licensees. However, the Company often supports its clients by coating products for human clinical trials. The Company also manufactures most of the reagent chemicals used by its customers in the coating process, allowing it to maintain the quality of the reagents and their proprietary nature, while providing an additional source of revenue. Reagents are polymer chemicals that are prepared using a proprietary formula in relatively small batch processes (as contrasted with commodity chemicals prepared by large continuous methods). The reagents are sold dry, requiring the licensee, in most cases, to simply add water, a water and isopropyl alcohol mix, or a solvent to put them into solution before application. The Company has developed proprietary testing and quality assurance standards for manufacturing the reagents and does not disclose the reagent formulas or manufacturing methods. Although licensees may purchase the requisite chemical reagents from any source, all have elected to purchase them from the Company.

     The Company also manufactures its 3D-Link Activated Slides for sale to Motorola, now Amersham. Standard glass slides are cleaned and pretreated in a multiple-step process. The Company applies its proprietary PhotoLink coating in a clean room environment, tests the slides to assure they meet quality standards, and packages slides in a box and seals them in moisture-proof packaging.

     The Company also produces its stabilization products. These products are sterile-filtered liquids that generally share a three-step production process. A standard recipe of chemicals is mixed in high purity water, these liquids are sterile-filtered into specific container sizes under aseptic conditions, and the resultant finished goods are sealed and labeled.

     The Company maintains multiple sources of supply for the key raw materials used to manufacture its products. The Company does, however, purchase some raw materials from single sources, but it believes that additional sources of supply are readily available. Further, to the extent additional sources of supply are not readily available, the Company believes that it could manufacture such raw materials.

     Although not required to follow Good Manufacturing Practice quality procedures, SurModics does follow such procedures in part to respond to requests of licensees to establish compliance with their criteria. The Company has not yet sought ISO 9001 certification, but may do so in the future.

Government Regulation

     Although the Company’s coating technology itself is not directly regulated by the U.S. Food and Drug Administration (“FDA”), the medical devices incorporating its technology are subject to FDA regulation. The burden of demonstrating safety and efficacy of such medical devices, the ultimate criteria applied by the FDA, rests with the Company’s licensees (the medical device manufacturers). Medical products incorporating the coating technology may generally be marketed only after 510(k) or PMA applications have been submitted to and approved by the FDA, which process can take anywhere from six months for a 510(k) application, to two or three years for a PMA application. These applications are prepared by the manufacturer and contain results of extensive biocompatibility and clinical evaluations conducted by the manufacturer.

     The Company maintains confidential Device Master Files at the FDA regarding the nature, chemical structure and biocompatibility of its reagents. Although the Company’s licensees do not have direct access to these files, the licensees may, with the permission of the Company, reference these files in their medical device submission to the FDA. This process allows the FDA to understand in confidence the details of the coating technology without the Company having to share this highly confidential information with its licensees.

     Recent U.S. legislation allows device manufacturers, prior to obtaining FDA approval to manufacture the device in the U.S. and export it for sale in international markets. This generally allows SurModics to realize earned royalties sooner. However, sales of medical devices outside the U.S. are subject to international requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required by the FDA.

Employees

     As of December 1, 2002, SurModics had 153 employees of whom 88 were engaged in technical and 17 in manufacturing positions, with the remainder in sales, marketing, quality or administrative positions. Of SurModics’ employees, 13 hold Ph.D. degrees and 16 hold Masters degrees. The Company is not a party to any collective bargaining agreements and believes that its employee relations are good.

     Management believes that the future success of the Company will depend in part on its ability to attract and retain qualified technical, management and marketing personnel. Such experienced personnel are in high demand, and the Company must compete for their services with other firms which may be able to offer more favorable benefits.

Factors That Could Affect Future Results

     Certain statements made in this Annual Report on Form 10-K are forward-looking statements based on our current expectations, assumptions, estimates and projections about our business and our industry. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” and similar words or expressions. Our forward-looking statements generally relate to our growth strategy, financial results, product development programs, sales efforts, and the impact of certain customer relationships, including the relationship with Cordis Corporation. These forward-looking statements involve risks and uncertainties. Our business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described below and elsewhere in this Form 10-K. You should consider carefully the risks and uncertainties described below, which are not the only ones facing the Company. Additional risks and uncertainties also may impair our business operations. Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statements.

The loss of one or more of our major clients could significantly reduce our revenue and earnings.

     Revenue from Cordis Corporation (38%), Medtronic, Inc. (14%), Amersham plc (12%) and Abbott Laboratories (11%) together represented approximately 75% of our total revenue for the year ended September 30, 2002. There can be no assurance that revenue from any customer will continue at their historical levels. Loss of one or more of our current clients, particularly the four companies listed above, could have a material adverse effect on our business, financial condition and results of operations. If we cannot broaden our customer base, we will continue to depend on a few clients for the majority of our revenue.

We rely on third parties to market, distribute and sell the products incorporating our coating technologies and those third parties may not perform or agreements with those parties could be terminated.

     The principal element of our business strategy is to enter into licensing arrangements with medical device companies that manufacture products incorporating our technologies. For the fiscal years ended September 30, 2002, 2001 and 2000, we derived approximately 40%, 49% and 53% of our revenue, respectively, from royalties. We do not currently manufacture, market or sell our own medical devices nor do we intend to do so in the foreseeable future. Thus, our prospects are substantially dependent on the receipt of royalties from licensees of our technologies. The amount and timing of such royalties are, in turn, dependent on the ability of our licensees to successfully gain regulatory approval for, market and sell products incorporating our technologies. Failure of certain licensees to gain regulatory approval or market acceptance for such products could have a material adverse effect on our business, financial condition and results of operations.

     Our clients manufacture, market and sell the products incorporating our licensed technologies. If one or more of our licensees fails to pursue the development or marketing of these products as planned, our revenue and profits may not reach our expectations, or may decline. We do not control the timing and other aspects of the development or commercialization of products incorporating our licensed technologies because our clients may have priorities that differ from ours or their development or marketing efforts may be unsuccessful resulting in delayed or discontinued products. Hence, the amount and timing of royalty payments received by us will fluctuate, and such fluctuations could have a material adverse effect on our business, financial condition and results of operations.

     Under our standard license agreements, licensees can terminate the license for any reason upon 90 days prior written notice. Existing and potential licensees have no obligation to deal exclusively with the Company in obtaining surface modification technology and may pursue parallel development or licensing of competing surface modifications on their own or with third parties. A decision by a licensee to terminate its relationship with us could materially adversely affect our business, financial condition and results of operations.

We need to expand our licensing base to reduce our reliance upon several major clients.

     SurModics intends to continue pursuing a strategy of licensing its technology to a diversified base of medical device manufacturers, thereby expanding the licensing base for its coating technology. Success will depend, in part, on our ability to attract new licensees, to enter into agreements for additional applications with existing licensees and to develop and market new applications. There can be no assurance that we will be able to identify, develop and adapt our technology for new applications in a timely and cost effective manner; that new license agreements will be executed on terms favorable to us; that new applications will be accepted by manufacturers in our target markets; or that products incorporating newly licensed technology, including new applications, will gain regulatory approval, be commercialized or gain market acceptance. Delays or failures in these efforts could have an adverse effect on our business, financial condition and results of operations.

Surface modification is a competitive market and carries the risk of technological obsolescence.

     SurModics operates in a competitive and evolving field and new developments are expected to continue at a rapid pace. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products in the field of surface modification. Our coating technologies compete with technologies developed by Biocompatibles International plc, Carmeda (a division of Norsk Hydro ASA), AST, Specialty Coatings Systems, and STS Biopolymers Inc., among others. In addition, many medical device manufacturers have developed or are engaged in efforts to develop surface modification technologies for use on their own products. Competition may also result from development efforts by existing and potential licensees who have no obligation to deal exclusively with us in utilizing or developing surface modification technologies. Some of our existing and potential competitors (especially medical device manufacturers pursuing coating solutions through their own research and development efforts) have greater financial and technical resources and production and marketing capabilities than SurModics. Competitors may succeed in developing competing technologies or obtaining governmental approval for products before us. The products of our competitors may gain market acceptance more rapidly than our products. Developments by competitors may render our products or potential products noncompetitive or obsolete. Furthermore, there can be no assurance that new products or technologies developed by others, or the emergence of new industry standards, will not render our products or technologies or licensees’ products incorporating our technologies noncompetitive or obsolete. Any new technologies which make our coating technology less competitive or obsolete would have a material adverse effect on our business, financial condition and results of operations.

If we cannot adequately protect our technology and proprietary information, we may be unable to sustain a competitive advantage.

     Our success depends, in large part, on our ability to obtain and maintain patents, maintain trade secret protection, operate without infringing on the proprietary rights of third parties and protect our proprietary rights against infringement by third parties. We have been granted U.S. and foreign patents and have U.S. and foreign patent applications pending related to our coating technologies. There can be no assurance that any pending patent application will be approved; that we will develop additional proprietary technology that is patentable; that any patents issued will provide us with competitive advantages or will not be challenged or invalidated by third parties; or that the patents of others will not prevent the commercialization of products incorporating our technology. Furthermore, there can be no assurance that others will not independently develop similar technology, duplicate any of our technology or design around our patents. There can be no assurance that our trade secrets or confidentiality agreements with employees, potential licensees or other parties will provide meaningful protection for our unpatented proprietary information.

     SurModics’ commercial success also will depend, in part, on our ability to avoid infringing patent or other intellectual property rights of third parties. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, and intellectual property litigation may be used against us as a means of gaining a competitive advantage. Intellectual property litigation is complex, time-consuming and expensive, and the outcome of such litigation is difficult to predict. If we were found to be infringing any third-party patent or other intellectual property right, we could be required to pay significant damages, alter our products or processes, obtain licenses from others, which we may not be able to do on commercially reasonable terms, if at all, or cease commercialization of our products and processes. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

     Patent litigation or U.S. Patent and Trademark Office interference proceedings may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. These activities could result in substantial cost to us, even if the eventual outcome is favorable to us. An adverse outcome of any such litigation or interference proceeding could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using its technology. Any action to defend or prosecute intellectual property would be costly and result in significant diversion of the efforts of our management and technical personnel, regardless of outcome, and could have a material adverse effect on our business, financial condition and results of operations.

We may face product liability claims related to participation in clinical trials or the use or misuse of our products.

     The development and sale of medical devices and component products involves an inherent risk of product liability claims. Although we expect that devices incorporating our technologies will be manufactured by others and sold under their own labels, there can be no assurance that product liability claims will not be filed against us for such devices or that such manufacturers will not seek indemnification or other relief from us for any such claims. In addition, there can be no assurance that product liability claims will not be filed directly against us with respect to our own products. There can be no assurance that our current product liability insurance will continue to be available to us on acceptable terms, if at all, or that, if available, the coverages will be adequate to protect us against any future product liability claims. Furthermore, we do not expect to be able to obtain insurance covering our costs and losses as a result of any recall of its products or devices incorporating our technology due to alleged defects, whether such recall is instituted by a device manufacturer or SurModics or required by a regulatory agency. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition or results of operations.

We are dependent upon key personnel and may not be able to attract qualified personnel in the future.

     SurModics is highly dependent upon our ability to retain and attract highly qualified management and technical personnel. We face intense competition for such qualified personnel. We do not maintain key person insurance nor do we have employment agreements with any of our employees. Although we have non-compete agreements with most employees, there can be no assurance that such agreements will be enforceable. The loss of the services of one or more key employees or the failure to attract and retain additional qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

Our products are subject to continuing regulations and we may be subject to adverse consequences if we fail to comply with applicable regulations.

     Although coating technology itself is not directly regulated by the FDA, the medical devices incorporating the technology are subject to FDA regulation. The burden of securing FDA approval for these medical devices rests with our licensees (the medical device manufacturers). However, we have prepared Device Master Files which may be accessed by the FDA to assist it in its review of the applications filed by our licensees. Historically, most medical devices incorporating a coating have been subject to the FDA’s 510(k) marketing approval process, which typically lasts from six to nine months. Supplemental or full pre-market approval (“PMA”) reviews require a significantly longer period, delaying commercialization. Furthermore, sales of medical devices outside the U.S. are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval. There can be no assurance that our licensees will be able to obtain regulatory approval for their coated medical devices on a timely basis, or at all. Regulatory approvals, if granted, may include significant limitations of the indicated uses for which the product may be marketed. In addition, product approval could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of products incorporating our technologies or subject us to additional regulation. Failure or delay of our licensees in obtaining FDA and other necessary regulatory approval or clearance or the loss of previously obtained approvals could have a material adverse effect on our business, financial condition and results of operations.

     Certain of our activities are regulated by federal and state agencies in addition to the FDA. For example, activities in connection with waste disposal are subject to regulation by the U.S. Environmental Protection Agency. Some of our reagent chemicals must be registered with the agency with basic information filed related to toxicity during the manufacturing process as well as the toxicity of the final product. Failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

We use hazardous materials in some of our research, development and manufacturing processes.

     Our research activities sometimes involve the controlled use of various hazardous materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. While we currently maintain insurance in amounts which we believe are appropriate in light of the risk of accident, we could be held liable for any damages that might result from any such event. Any such liability could exceed our insurance and available resources and could have a material adverse effect on our business, financial condition and results of operations.

Our stock price has been volatile and may continue to be volatile.

     The trading price of our common stock has been, and is likely to continue to be, highly volatile. The market value of your investment in our common stock may fall sharply at any time due to this volatility. In the year ended September 30, 2002, the closing sale price for our common stock ranged from $19.95 to $46.50 per share. As of December 26, 2002, the last reported sale price of our stock was $29.76 per share. The market prices for securities of medical technology, drug delivery and biotechnology companies historically have been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors that could adversely affect our stock price include:

•	fluctuations in our operating results;

•	announcements of the status of license agreements, innovations or new products by us or our competitors;

•	governmental regulations;

•	developments in patent or other proprietary rights owned by us or others;

•	the results of pre-clinical testing and clinical studies or trials by our licensees or our competitors;

•	litigation;

•	decisions by our licensees relating to the products incorporating our technologies;

•	actions by the FDA in connection with submissions related to the products incorporating our technologies;

•	general market conditions; and

•	the realization of any of the risks described in this section.

We have a single manufacturing facility and we may lose revenue and be unable to maintain our client relationships if we lose our production capacity.

     We manufacture all of the products we sell in our existing production labs in our Eden Prairie facility. If our existing production facility becomes incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenue and we may not be able to maintain our relationships with our licensees. Without our existing production facility, we would have no other means of manufacturing products incorporating our coating technologies until we were able to restore the manufacturing capability at our facility or develop an alternative manufacturing facility. Although we carry business interruption insurance to cover lost revenue and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing licensees resulting from our inability to produce products for them. Although we are currently in the process of adding a second manufacturing site at our Bloomington, Minnesota facility to reduce this risk, we may encounter unforeseen difficulties or delays in doing so.

ITEM 2. PROPERTIES

     The Company conducts its operations in two facilities located in suburban Minneapolis-St. Paul, Minnesota. In May 1999, SurModics purchased the land and building it currently occupies in Eden Prairie, Minnesota for approximately $3.2 million. The building has approximately 64,000 square feet of space. In October 2001, the Company purchased a 135,000 square foot facility on 27 acres of land in Bloomington, Minnesota for approximately $7.1 million and expended an additional $4.0 million throughout fiscal 2002 on capital improvements. As of September 30, 2002, the Bloomington facility was largely unoccupied. The Company intends to gradually remodel this facility and move operations to it. The purchases of these two properties were internally funded and remain unencumbered. The Company believes that projected capacity of both the manufacturing area and research and development labs are adequate to service the needs of its licensees for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to nor is any of its property subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	The information required by Item 5 relating to the Company’s Common Stock and other shareholder matters is incorporated herein by reference to the section entitled “Stock Listing and Price History” which appears on page 33 of the Company’s 2002 Annual Report to Shareholders.

(b)	The Company made no sales of unregistered securities during the quarter-ended September 30, 2002.

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

	Fiscal Year

(Dollars in thousands, except per share data)	2002	2001	2000	1999	1998

Income Statement Data:
Total revenue	$29,488	$22,693	$18,279	$13,494	$9,779
Operating income	10,709	7,566	5,333	2,419	948
Net income	7,796	5,109	4,240	4,360*	1,637
Diluted net income per share	.44	.29	.25	.27*	.12
Pro forma amounts assuming the accounting change was applied retroactively:
Net income	7,796	6,814	3,669	4,199*	1,633
Diluted net income per share	.44	.38	.22	.26*	.12
Balance Sheet Data:
Cash and short-term investments	$13,149	$14,840	$17,357	$5,922	$4,870
Total assets	77,248	60,583	50,749	31,958	24,305
Retained earnings (accumulated deficit)	14,982	7,186	2,077	(2,163)	(6,523)
Total stockholders’ equity	69,995	55,700	48,303	29,719	22,698
Pro forma amounts assuming the accounting change was applied retroactively:
Retained earnings (accumulated deficit)	14,982	7,186	372	(3,297)	(7,496)
Total stockholders’ equity	69,995	55,700	46,598	28,585	21,725

     * Net income for the year ended September 30, 1999 includes the reversal of an income tax valuation reserve totaling $2,074,000. To make the results comparable between years, excluding the income tax reversal would result in net income of $2,286,000 and diluted earnings per share of $0.14.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The Section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     SurModics’ investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $520,000 decrease in the fair value of the Company’s available-for-sale securities as of September 30, 2002, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The balance sheets as of September 30, 2002 and 2001 and the statements of income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2002 together with the Reports of Independent Public Accountants contained on pages 18 through 31 of the Company’s Annual Report to Shareholders for the year ended September 30, 2002 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Previously reported.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The names, ages and positions of the Company’s executive officers are as follows:

Name	Age	Position

Dale R. Olseth	72	Chairman and Chief Executive Officer
James C. Powell	53	President and Chief Operating Officer
Stephen C. Hathaway	47	Vice President and Chief Financial Officer
Patrick E. Guire, Ph.D.	66	Senior Vice President of Research and Chief Scientific Officer
Robert W. Elliot, Jr.	48	Vice President, Licensing Counsel
Marie J. Versen	41	Vice President of Quality Management and Regulatory Compliance

     Dale R. Olseth joined the Company in 1986 as its President, Chief Executive Officer and a director of the Company and has served as Chairman since 1988. Mr. Olseth also serves on the Board of Directors of The Toro Company and the Boards of Otologics LLC and the University of Minnesota Foundation. He served as Chairman or President and Chief Executive Officer of Medtronic, Inc. from 1976 to 1986. From 1971 to 1976, Mr. Olseth served as President and Chief Executive Officer of Tonka Corporation. Mr. Olseth received a B.B.A. degree from the University of Minnesota in 1952 and an M.B.A. degree from Dartmouth College in 1956.

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

     Stephen C. Hathaway joined the Company as its Vice President and Chief Financial Officer in 1996. Prior to joining SurModics, he served as Director of Finance for Ceridian Employer Services, Ceridian Corporation from 1995 to 1996. Prior to that, Mr. Hathaway was Vice President — Finance & Operations for Wilson Learning Corporation from 1988 to 1995. He also spent ten years with Arthur Andersen LLP. Mr. Hathaway received a B.S. degree in accounting from Miami University in 1977 and became a Certified Public Accountant in 1980.

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

     Robert W. Elliott, Jr. joined the Company in 2002 and currently serves as Vice President, Licensing Counsel. He worked in various legal positions at Motorola, Inc. from 1993 to 2002, most recently as Director of Contracts for Motorola Life Sciences. He also held legal positions at Novatel Communications, Inc. from 1990 to 1992, Diversified Energies, Inc. from 1987 to 1990 and Eli Lilly and Company from 1980 to 1987. Mr. Elliott received a B.S. degree in chemistry from Purdue University in 1975 and his law degree from Indiana University School of Law in 1978.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the section entitled “Executive Compensation” which appears in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the sections entitled “Principal Shareholders”, Management Shareholdings” and “Equity Compensation Plan Information” which appear in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect the Company’s internal controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Exhibits. See “Exhibit Index” on the page following signatures.

(b)	Reports on Form 8-K- A report on Form 8-K dated August 12, 2002 was filed on August 14, 2002, reporting under Item 9 the issuance of correspondence to the Securities and Exchange Commission certifying that the Quarterly Report on Form 10Q for the quarter ended June 30, 2002 complies with the requirements of 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents the financial condition and results of operations of the Company.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURMODICS, INC. (“Registrant”)

Dated: December 20, 2002	By:	/s/ Dale R. Olseth Dale R. Olseth Chairman and Chief Executive Officer

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

Signature	Title	Date

/s/ Dale R. Olseth Dale R. Olseth	Chairman, Chief Executive Officer and Director (principal executive officer)	December 20, 2002

/s/ Stephen C. Hathaway Stephen C. Hathaway	Vice President and Chief Financial Officer (principal financial and accounting officer)	December 30, 2002

Jose H. Bedoya	Director

/s/ Gerald B. Fischer Gerald B. Fischer	Director	December 19, 2002

Signature	Title	Date

/s/ Patrick E. Guire Patrick E. Guire	Director	December 20, 2002

/s/ Kenneth H. Keller Kenneth H. Keller	Director	December 17, 2002

/s/ David A. Koch David A. Koch	Director	December 17, 2002

/s/ Kendrick B. Melrose Kendrick B. Melrose	Director	December 18, 2002

/s/ John A. Meslow John A. Meslow	Director	December 17, 2002

CERTIFICATION

     I, Dale R. Olseth, Chief Executive Officer of SurModics, Inc., certify that:

     1.     I have reviewed this annual report on Form 10-K of SurModics, Inc.

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 20, 2002	Signature:	/s/ Dale R. Olseth Dale R. Olseth Chief Executive Officer

CERTIFICATION

     I, Stephen C. Hathaway, Chief Financial Officer of SurModics, Inc., certify that:

     1.     I have reviewed this annual report on Form 10-K of SurModics, Inc.

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 30, 2002	Signature:	/s/ Stephen C. Hathaway Stephen C. Hathaway Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended September 30, 2002

SURMODICS, INC.

Exhibit	Description

3.1	Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC. File No. 0-23837
3.2	Bylaws, as amended to date—incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998, SEC. File No. 0-23837.
10.1*	Company’s Incentive 1987 Stock Option Plan, including specimen of Incentive Stock Option Agreement—incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on form SB-2, Reg. No. 333-43217
10.2*	Company’s Incentive 1997 Stock Option Plan, including specimen of Incentive Stock Option Agreement—incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on form SB-2, Reg. No. 333-43217
10.3*	Form of Restricted Stock Agreement—incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on form SB-2, Reg. No. 333-43217
10.4*	Form of Non-qualified Stock Option Agreement—incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on form SB-2, Reg. No. 333-43217
10.5	Form of License Agreement—incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on form SB-2, Reg. No. 333-43217
10.6	License Agreement with Abbott Laboratories dated November 20, 1990, as amended—incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on form SB-2, Reg. No. 333-43217
10.7	Purchase and Sale Agreement dated March 31, 1999 between the Company and Prairie View Jack Ltd.—incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999, SEC. File No. 0-23837.
10.8*	SurModics, Inc. Executive Income Continuation Plan—incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, SEC. File No. 0-23837.

Exhibit	Description

10.9	Purchase Agreement dated August 15, 2001, between Seagate Technology, LLC and DRB#10, LLC (a wholly-owned subsidiary entity of the Company)—incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, SEC File No. 0-23837.
10.10	Series C. Purchase Agreement between Novocell, Inc. and the Company dated December 10, 2001—incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, SEC File No. 0-23837.
10.11	Adjusted License Agreement by and between the Company and Cordis Corporation effective as of January 1, 2003.**
10.12	Reagent Supply Agreement by and between the Company and Cordis Corporation effective as of January 1, 2003.**
13	Portions of Annual Report to Shareholders for the fiscal year ended September 30, 2002 incorporated by reference in this Form 10-K.
23	Consent of Deloitte & Touche LLP
24	Power of Attorney (included on signature page of this Form 10-K).
99.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement.

** Portions of this document, which have been separately filed with the Securities and Exchange Commission, have been omitted pursuant to a request for confidential treatment.