Form 10-Q
period 2002-12-31
SURMODICS INC
filed 2003-02-14
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒              No ☐

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of January 31, 2003 was 17,312,394.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SURMODICS, INC.
Condensed Balance Sheets
(In thousands, except share data)

	December 31,	September 30,
	2002	2002

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,317	$ 9,207
Short-term investments	2,801	3,942
Accounts receivable, net	3,491	5,506
Inventories	812	746
Deferred tax asset	417	417
Prepaids and other	615	1,058

Total current assets	18,453	20,876

Property and equipment, net	21,402	18,836
Long-term investments	32,134	30,726
Deferred tax asset	823	740
Other assets, net	6,066	6,070

	$78,878	$77,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$351	$877
Accrued liabilities	4,321	3,899
Deferred revenue	165	281

Total current liabilities	4,837	5,057
Deferred revenue, less current portion	1,878	2,196

Total liabilities	6,715	7,253

Commitments and Contingencies
Stockholders’ Equity
Series A Preferred stock-
$.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock-
$.05 par value, 45,000,000 shares authorized; 17,299,134 and 17,271,594 shares issued and outstanding	865	864
Additional paid-in capital	54,071	53,936
Unearned compensation	(423)	(460)
Accumulated other comprehensive income	497	673
Retained earnings	17,153	14,982

Total stockholders’ equity	72,163	69,995

	$78,878	$77,248

The accompanying notes are an integral part of these condensed balance sheets.

SURMODICS, INC.
Condensed Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 31,

	2002	2001

Revenue
Royalties	$3,349	$2,735
License fees	531	79
Product sales	3,039	1,620
Research and development	1,129	1,625

Total revenue	8,048	6,059

Operating costs and expenses
Product	587	565
Research and development	2,660	2,430
Sales and marketing	538	351
General and administrative	1,408	894

Total operating costs and expenses	5,193	4,240

Income from operations	2,855	1,819

Other income
Investment income	381	419
Gain on sale of investments	242	4

Other income, net	623	423

Income before income taxes	3,478	2,242
Income tax provision	(1,307)	(832)

Net income	$ 2,171	$ 1,410

Net income per share
Basic	$ 0.13	$ 0.08
Diluted	$ 0.12	$ 0.08

Weighted average shares outstanding
Basic	17,285	16,780
Dilutive effect of outstanding stock options	530	1,060

Diluted	17,815	17,840

The accompanying notes are an integral part of these condensed financial statements.

SURMODICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,

	2002	2001

Operating Activities
Net income	$ 2,171	$1,410
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	487	441
Gain on sale of investments	(242)	(4)
Amortization of unearned compensation, net	37	32
Change in deferred tax	(83)	—
Change in operating assets and liabilities:
Accounts receivable	2,015	573
Inventories	(66)	14
Accounts payable and accrued liabilities	(1,407)	(218)
Income taxes	1,303	(232)
Deferred revenue	(434)	(33)
Prepaids and other	440	111

Net cash provided by operating activities	4,221	2,094

Investing Activities
Purchases of property and equipment, net	(3,046)	(7,795)
Purchases of available-for-sale investments	(17,663)	(6,959)
Sales/maturities of available-for-sale investments	17,462	9,649
Purchase of other assets	—	(4,000)

Net cash used in investing activities	(3,247)	(9,105)

Financing Activities
Issuance of common stock	136	2

Net increase (decrease) in cash and cash equivalents	1,110	(7,009)

Cash and Cash Equivalents
Beginning of period	9,207	9,044

End of period	$10,317	$2,035

The accompanying notes are an integral part of these condensed financial statements.

SURMODICS, INC.
Notes to Condensed Financial Statements
(Unaudited)

(1) Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three months ended December 31, 2002, are not necessarily indicative of the results that may be expected for the entire fiscal year.

     According to the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. Read together with the disclosures below, management believes the interim financial statements are presented fairly. However, these unaudited condensed financial statements should be read together with the financial statements for the year ended September 30, 2002, and footnotes thereto included in the Company’s Form 10-K as filed with the United States Securities and Exchange Commission.

(2) New Accounting Pronouncements

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used, or newly acquired. The Company adopted this statement on October 1, 2002, with no impact on the financial statements.

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after September 30, 2002, with early application encouraged. Management believes there will be no impact to the financial statements from adoption of this statement.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (FAS 148), which amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirement of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of FAS 148 is not expected to have a material impact on the Company’s consolidated balance sheet or results of operations.

(3) Operating Segments
     (dollars in thousands)

			Research &
	Licensing	Manufacturing	Development	Corporate	Consolidated

Three Months Ended December 31, 2002
Revenue:
Coatings	$3,017	$2,509	$1,026	$ —	$6,552
Diagnostic	863	—	—	—	863
Stabilization & slides	—	530	—	—	530
Government	—	—	103	—	103

Total Revenue	3,880	3,039	1,129	—	8,048
Expenses	—	587	2,660	1,946	5,193

Operating income (loss)	3,880	2,452	(1,531)	(1,946)	2,855
Other income				623	623
Income tax provision				(1,307)	(1,307)

Net income					$2,171

Three Months Ended December 31, 2001
Revenue:
Coatings	$2,300	$1,167	$1,440	$ —	$4,907
Diagnostic	514	—	—	—	514
Stabilization & slides	—	453	—	—	453
Government	—	—	185	—	185

Total Revenue	2,814	1,620	1,625	—	6,059
Expenses	—	565	2,433	1,242	4,240

Operating income (loss)	2,814	1,055	(808)	(1,242)	1,819
Other income				423	423
Income tax provision				(832)	(832)

Net income					$1,410

(4) Comprehensive Income

     The following are components of comprehensive income for the three-month periods ended December 31:

	2002	2001

	(dollars in thousands)
Net income	$2,171	$1,410
Other comprehensive income:
Unrealized holding gain (loss) on available-for-sale securities arising during the period, net of tax	(25)	12
Less reclassification adjustment for realized gains included in net income, net of tax	(151)	(3)

Other comprehensive income (loss)	(176)	9

Comprehensive income	$1,995	$1,419

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS

General

     SurModics is a leading provider of surface modification solutions to the medical industry, particularly in the areas of lubricious coatings and drug delivery. The Company’s revenue is derived from four primary sources: (1) fees from licensing its patented coating technology to customers; (2) royalties received from licensees; (3) the sale of reagent chemicals to licensees, stabilization products to the diagnostics industry and coated glass slides to the genomics market; and (4) research and development fees generated on projects for commercial customers and government grants.

Critical Accounting Policies and Estimates

     Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgement, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgements and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. For a detailed description of our critical accounting policies, see the footnotes of the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2002.

Results of Operations

Three Months Ended December 31, 2002 and 2001

     Revenues. The Company’s revenues were $8.0 million for the first quarter of fiscal 2003, an increase of $2.0 million, or 33%, compared with the same period of fiscal 2002. The revenue components were as follows (in thousands):

			$ Increase	% Increase
	2002	2001	(Decrease)	(Decrease)

Coatings revenue:
Royalties	$2,486	$2,221	$ 265	12%
License fees	531	79	452	572%
Reagent sales	2,509	1,167	1,342	115%
Commercial development	1,026	1,440	(414)	(29%)

Total coatings revenue	6,552	4,907	1,645	34%
Other revenue:
Diagnostic royalties	863	514	349	68%
Stabilization & slide sales	530	453	77	17%
Government research	103	185	(82)	(44%)

Total revenue	$8,048	$6,059	$1,989	33%

     First quarter revenue growth was largely the result of a 34% increase in total coatings revenue. Sales of reagent chemicals (chemicals that SurModics manufactures and sells to licensees for coating their medical devices) increased 115% primarily because of purchases by Cordis Corporation, a Johnson & Johnson company, in preparation for their launch of a drug-eluting stent in the U.S. Cordis represented 84% of the reagent sales in the first quarter. Management expects Cordis to continue to purchase significant quantities of reagents, however, reagent revenue and margins will likely decline because of certain provisions in the Cordis contract that provide reduced reagent pricing as higher volumes are purchased.

     License fee revenue increased 572% to $531,000. The Company cancelled a non-performing license resulting in the recognition of approximately $340,000 of deferred license fee revenue, accounting for the bulk of the increase from last year’s first quarter. This was an exclusive license, which prevented the Company from working with any other company offering a similar medical device. With the termination of this license, the Company is now free to pursue opportunities with other companies that market similar devices. Due to the one-time nature of this cancellation, management expects license fees to return to historical levels in coming quarters.

     As expected, commercial development revenue decreased 29% to $1.0 million. A significant portion of the commercial development revenue in the prior fiscal year was for clinical coating work performed on the drug-eluting stent for Cordis. As Cordis continues its transition from clinical trials toward regulatory approval, their need for SurModics’ clinical coating work has been reduced. However, we continue to perform clinical development work for Cordis and other customers. Cordis represented 66% of the Company’s commercial development revenue in the first quarter.

     Coatings-related royalties were $2.5 million in the first quarter, representing a 12% increase compared to the same period last year. The increase was due mostly to increased sales of coated products by the Company’s licensees and increases in certain minimum royalties.

     In total, non-coatings revenue increased 30% from last year’s first quarter. One component, diagnostic royalty revenue, increased 68% to $863,000. Approximately $265,000 of the increase was due to a one-time payment for several years of royalties from a third party infringing the underlying patent. Management expects diagnostic royalties to revert back to historical norms for the balance of the fiscal year. Stabilization and slide sales increased 17% to $530,000.

     Overall, management expects second quarter revenue growth to be in the 20% to 25% range compared to the same period last year primarily because of increases in coatings revenue.

     Product costs. The Company’s product costs were $587,000 for the first quarter of fiscal 2003, an increase of $22,000, or 4%, compared with the same period of fiscal 2002. Overall product margins increased to 81% in the first quarter of fiscal 2003 compared with 65% in fiscal 2002. The increase in margins was the result of two events. First, as noted above, higher margin reagent sales increased 115%, and thus constituted a greater percentage of total product sales and second, sales of coated slides, which carry the lowest margins of the three product categories, declined 18% this quarter. The Company expects both of these trends to reverse as discounted pricing reduces reagent margins and slide sales pick-up through the balance of fiscal 2003. Management expects product margins will be in the low-to mid-seventy percent level for the balance of the fiscal year.

     Research and development expenses. Research and development expenses were $2.7 million for the first quarter of fiscal 2003, an increase of $230,000, or 9%, compared with the same period of fiscal 2002. The overall increase was less than anticipated because of lower material costs on projects, partially offsetting an increase in compensation and benefits associated with technical personnel added by the Company during the last year and higher depreciation and facilities costs. The Company continues to expect that fiscal 2003 research and development expenses will increase 18% to 20% over fiscal 2002.

     Sales and marketing expenses. Sales and marketing expenses were $538,000 for the first quarter of fiscal 2003, a $187,000, or 53% increase above the same period in fiscal 2002. Approximately

$105,000 of this increase was related to the recognition of deferred costs associated with the license termination. Most of the remaining increase reflected higher compensation and benefit costs associated with new personnel. Overall fiscal 2003 sales and marketing expenses are expected to increase 13% to 15% above fiscal 2002.

     General and administrative expenses. General and administrative expenses were $1.4 million for the first quarter of fiscal 2003, an increase of $514,000, or 57%, above the same period of fiscal 2002. The increase was principally the result of nonrecurring contract advisory fees. The balance of the increase was due to additional facilities costs associated with property recently acquired for expansion, legal fees and higher compensation and benefit costs.

     Other income, net. The Company’s other income was $623,000 for the first quarter of fiscal 2003, an increase of $200,000, or 47%, over the same period of fiscal 2002. While investment income decreased as a result of lower investment yields, the Company’s investment advisor sold and reinvested a portion of its bond portfolio generating a capital gain of $240,000. The Company does not expect to generate significant capital gains for the balance of the fiscal year, therefore, other income will be lower for the remainder of fiscal 2003.

     Income tax expense. The Company’s income tax provision was $1.3 million for the first quarter of fiscal 2003 compared with $832,000 in the same period of fiscal 2002. The effective tax rates were 37.5% in fiscal 2003 and 37.0% in fiscal 2002.

Liquidity and Capital Resources

     As of December 31, 2002, the Company had working capital of $13.6 million and cash, cash equivalents and investments totaled $45.3 million. The Company generated positive cash flows from operating activities of $4.2 million in the first quarter of fiscal 2003 versus $2.1 million in first quarter of fiscal 2002.

     In October 2001, the Company purchased a facility in Bloomington, Minnesota, situated on 27 acres of land, for approximately $7.1 million and expended an additional $4.0 million throughout fiscal 2002 on capital improvements. During fiscal 2003, the Company expects to invest approximately $12.4 million to construct additional manufacturing capacity at this same location. Approximately $2.5 million of this amount was incurred during the first quarter.

     In the first quarter of fiscal 2002, the Company announced an alliance with Novocell, Inc., a privately held Irvine, California-based biotech firm that is developing a potential cure for diabetes. Included in other assets is the $4.0 million equity investment in Novocell, representing an ownership interest of less than 15%. The investment is accounted for under the cost basis.

     As of December 31, 2002, the Company had no debt, nor did it have any credit agreements. The Company believes that its existing capital resources will be adequate to fund SurModics’ operations into the foreseeable future.

New Accounting Pronouncements

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used, or newly acquired. The Company adopted this statement on October 1, 2002, with no impact on the financial statements.

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after September 30, 2002, with early application encouraged. Management believes there will be no impact to the financial statements from adoption of this statement.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (FAS 148), which amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirement of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of FAS 148 is not expected to have a material impact on the Company’s consolidated balance sheet or results of operations.

Forward Looking Statements

     Certain statements contained in this report and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. The Company’s forward-looking statements generally relate to its growth strategy, financial results, product development programs, sales efforts, and the impact of the Cordis agreement. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement.

     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others: (i) the trend of consolidation in the medical device industry, resulting in more significant, complex and long-term contracts than in the past and potentially greater pricing pressures; (ii) the Company’s significant dependence upon Cordis, the date of market introduction by Cordis, the rate of market penetration by Cordis and the timing of market introduction of competing products; (iii) the Company’s ability to attract new licensees and to enter into agreements for additional product applications with existing licensees, the willingness of potential licensees to sign license agreements under the terms offered by the Company, and the Company’s ability to maintain satisfactory relationships with its licensees; (iv) the success of existing licensees in selling products incorporating SurModics’ technology and the timing of new product introductions by licensees; (v) the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances, which may result in lost market opportunities or postpone or preclude product commercialization by licensees; (vi) efficacy or safety concerns with respect to products marketed by SurModics and its licensees, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; (vii) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (viii) economic and other factors over which the Company has no control, including changes in inflation and consumer confidence; and (ix) acts of God or terrorism which impact the Company’s personnel or facilities. Many of these factors are outside the control and knowledge of the Company and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon the Company’s forward-looking information and to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     SurModics’ investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $520,000 decrease in the fair value of the Company’s available-for-sale securities as of December 31, 2002, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material. Also, the Company’s foreign currency exposure is not significant.

ITEM 4. CONTROLS AND PROCEDURES

     The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Company held its Annual Meeting of Shareholders on January 27, 2003.

(b)	Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934. The shareholders voted on three matters: (i) to set the number of directors at eight (8), (ii) to approve the Company’s 2003 Equity Incentive Plan and (iii) to elect Class I directors. The shareholders approved all three matters by the following votes:

			Votes	Votes	Broker
		Votes For	Against	Abstained	Non-Votes

(i)	Set the number of directors at eight (8)	15,841,671	12,196	56,914	—
(ii)	Approve the 2003 Equity Incentive Plan	14,039,812	1,796,401	74,568

			Votes	Broker
		Votes For	Withheld	Non-Votes

(iii)	Elect Class I directors
	Jose E. Bedoya	15,473,112	437,669	—
	Patrick E. Guire	12,769,049	3,141,732	—
	John A. Meslow	15,473,348	437,433	—

Item 5. Other Information.

     As noted in a recent press release, the Company has announced that its Chief Financial Officer, Stephen C. Hathaway, has accepted an opportunity with an early-stage medical company and will be leaving the Company by the end of February. In addition, the Company’s President and Chief Operating Officer, James C. Powell, who has contemplated retiring for some time, has decided to do so but the precise date of his departure has not yet been determined.

Item 6. Exhibits and Reports on Form 8-K.

(a.) Exhibits –

99.1 Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.3 Press release dated February 11, 2003

(b.) Reports on Form 8-K – None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurModics, Inc.

February 13, 2003	By:	/s/ Stephen C. Hathaway

Stephen C. Hathaway
Vice President & CFO
(Principal Financial Officer)

CERTIFICATION

I, Dale R. Olseth, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of SurModics, Inc.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 13, 2002	Signature:	/s/ Dale R. Olseth

Dale R. Olseth
Chief Executive Officer

CERTIFICATION

I, Stephen C. Hathaway, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of SurModics, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 13, 2002	Signature:	/s/ Stephen C. Hathaway

Stephen C. Hathaway
Chief Financial Officer