Form 10-Q
period 2003-03-31
SURMODICS INC
filed 2003-05-15
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes   [X]                              No   [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   [X]                              No   [  ]

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of April 30, 2003 was 17,371,871.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SURMODICS, INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31,	September 30,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$5,258	$9,207
Short-term investments	3,290	3,942
Accounts receivable, net	5,138	5,506
Inventories	728	746
Deferred tax asset	417	417
Prepaids and other	961	1,058

Total current assets	15,792	20,876

Property and equipment, net	23,933	18,836
Long-term investments	38,023	30,726
Deferred tax asset	812	740
Other assets, net	6,053	6,070

	$84,613	$77,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$544	$877
Accrued liabilities	4,552	3,899
Accrued income taxes payable	941	—
Deferred revenue	1,130	281

Total current liabilities	7,167	5,057
Deferred revenue, less current portion	1,793	2,196

Total liabilities	8,960	7,253

Commitments and Contingencies
Stockholders’ Equity
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 17,359,423 and 17,271,594 shares issued and outstanding	868	864
Additional paid-in capital	54,754	53,936
Unearned compensation	(387)	(460)
Accumulated other comprehensive income	515	673
Retained earnings	19,903	14,982

Total stockholders’ equity	75,653	69,995

	$84,613	$77,248

The accompanying notes are an integral part of these condensed financial statements.

SURMODICS, INC.
Condensed Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenue
Royalties	$4,774	$2,848	$8,124	$5,583
License fees	125	380	655	459
Product sales	2,893	1,933	5,932	3,553
Research and development	1,950	1,948	3,079	3,573

Total revenue	9,742	7,109	17,790	13,168

Operating costs and expenses
Product	783	689	1,371	1,254
Research and development	2,926	2,262	5,586	4,692
Sales and marketing	534	368	1,071	719
General and administrative	1,507	1,405	2,915	2,299

Total operating costs and expenses	5,750	4,724	10,943	8,964

Income from operations	3,992	2,385	6,847	4,204

Other income
Investment income, net	366	368	747	787
Gain on sale of investments	48	46	290	50

Other income, net	414	414	1,037	837

Income before income taxes	4,406	2,799	7,884	5,041
Income tax provision	(1,656)	(1,041)	(2,963)	(1,873)

Net income	$2,750	$1,758	$4,921	$3,168

Basic net income per share	$0.16	$0.10	$0.28	$0.19

Diluted net income per share	$0.15	$0.10	$0.28	$0.18

Weighted average shares outstanding
Basic	17,326	16,926	17,305	16,852
Dilutive effect of outstanding stock options	477	923	508	990

Diluted	17,803	17,849	17,813	17,842

The accompanying notes are an integral part of these condensed financial statements.

SURMODICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,

	2003	2002

Operating Activities
Net income	$4,921	$3,168
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	1,145	902
Gain on sale of investments	(290)	(50)
Amortization of unearned compensation	73	54
Deferred tax	(72)	—
Change in operating assets and liabilities:
Accounts receivable	368	(62)
Inventories	18	(15)
Accounts payable and accrued liabilities	319	(175)
Income taxes	1,427	798
Deferred revenue	446	58
Prepaids and other	(383)	237

Net cash provided by operating activities	7,972	4,915

Investing Activities
Purchases of property and equipment	(6,230)	(8,971)
Purchases of available-for-sale investments	(40,633)	(19,468)
Sales/maturities of available-for-sale investments	34,120	21,705
Purchase of other assets	—	(4,000)

Net cash used in investing activities	(12,743)	(10,734)

Financing Activities
Issuance of common stock	822	565

Net change in cash and cash equivalents	(3,949)	(5,254)

Cash and Cash Equivalents
Beginning of period	9,207	9,044

End of period	$5,258	$3,790

Supplemental Information
Cash paid for income taxes	$1,528	$1,068

The accompanying notes are an integral part of these condensed financial statements.

SURMODICS, INC.
Notes to Condensed Financial Statements
(Unaudited)

(1) Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the six months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(2) New Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or right to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact, if any, that the adoption of EITF Issue No. 00-21 will have on its financial statements.

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of this standard as of March 31, 2003. The adoption of SFAS 148 has not had a material impact on the Company’s balance sheet or results of operations.

(3) Subsequent event

     In the first quarter of fiscal 2002, the Company announced an alliance with Novocell, Inc., a privately held Irvine, California-based biotech firm that is developing a potential cure for diabetes. Included in other assets is the $4.0 million equity investment in Novocell, representing an ownership interest of less than 15%. The investment is accounted for under the cost basis. On April 29, 2003, the Company invested an additional $925,000 in Novocell for a total investment of $4.9 million. The ownership interest remains approximately 15%.

(4) Operating Segments (dollars in thousands)

			Research &
	Licensing	Manufacturing	Development	Corporate	Consolidated

Three Months Ended March 31, 2003
Revenue:
Coating	$4,293	$1,990	$1,833	$—	$8,116
Diagnostic	606	—	—	—	606
Stabilization & other	—	903	—	—	903
Government research	—	—	117	—	117

Total revenue	4,899	2,893	1,950	—	9,742
Expenses	—	783	2,926	2,041	5,750

Operating income (loss)	4,899	2,110	(976)	(2,041)	3,992
Other income, net				414	414
Income tax provision				(1,656)	(1,656)

Net income					$2,750

Three Months Ended March 31, 2002
Revenue:
Coating	$2,560	$1,005	$1,841	$—	$5,406
Diagnostic	668	—	—	—	668
Stabilization & other	—	928	—	—	928
Government research	—	—	107	—	107

Total revenue	3,228	1,933	1,948	—	7,109
Expenses	—	689	2,262	1,773	4,724

Operating income (loss)	3,228	1,244	(314)	(1,773)	2,385
Other income, net				414	414
Income tax provision				(1,041)	(1,041)

Net income					$1,758

(4) Operating Segments — continued (dollars in thousands)

			Research &
	Licensing	Manufacturing	Development	Corporate	Consolidated

Six Months Ended March 31, 2003
Revenue:
Coating	$7,310	4,499	2,859	$—	14,668
Diagnostic	1,469	—	—	—	1,469
Stabilization & other	—	1,433	—	—	1,433
Government	—	—	220	—	220

Total Revenue	8,779	5,932	3,079	—	17,790
Expenses	—	1,371	5,586	3,986	10,943

Operating income (loss)	8,779	4,561	(2,507)	(3,986)	6,847
Other income				1,037	1,037
Income tax provision				(2,963)	(2,963)

Net income					$4,921

Six Months Ended March 31, 2002
Revenue:
Coating	$4,860	$2,172	$3,281	$—	$10,313
Diagnostic	1,182	—	—	—	1,182
Stabilization & other	—	1,381	—	—	1,381
Government	—	—	292	—	292

Total Revenue	6,042	3,553	3,573	—	13,168
Expenses	—	1,254	4,692	3,018	8,964

Operating income (loss)	6,042	2,299	(1,119)	(3,018)	4,204
Other income				837	837
Income tax provision				(1,873)	(1,873)

Net income					$3,168

(5) Inventories (dollars in thousands)

     Inventories are stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components:

	March 31,	September 30,
	2003	2002

Raw materials	$420	$408
Finished goods	308	338

	$728	$746

(6) Stock-based Compensation

     As discussed in Note 2, the Company adopted SFAS No. 148 effective for the current quarter. The disclosures required by SFAS 148 interim financial statements are provided below.

     Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options, the Company’s net income and diluted net income per share for the three and six months ended March 31, 2003 and March 31, 2002 would have been as follows (in thousands, except per share data):

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net income
As reported	$2,750	$1,758	$4,921	$3,168
Fair value compensation expense	(358)	(310)	(675)	(565)

Pro forma	$2,392	$1,448	$4,246	$2,603

Basic net income per share:
As reported	$0.16	$0.10	$0.28	$0.19
Fair value compensation expense	(.02)	(.01)	(.03)	(.04)

Pro forma	$0.14	$0.09	$0.25	$0.15

Diluted net income per share:
As reported	$0.15	$0.10	$0.28	$0.18
Fair value compensation expense	(.02)	(.02)	(.04)	(.03)

Pro forma	$0.13	$0.08	$0.24	$0.15

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2003 and March 31, 2002, respectively: risk-free interest rates of 3.04% and 4.45%; expected lives of 7.3 and 7.0; and expected volatility of 71%, and 74%. The weighted-average assumptions for the six months ended March 31, 2003 and March 31, 2002, respectively: risk-free interest rates of 3.04% and 3.67%; expected lives of 7.3 and 7.1; and expected volatility of 71%, and 74%.

(7) Comprehensive Income (dollars in thousands)

     The components of comprehensive income for the three-month and six-month periods are as follows:

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net income	$2,750	$1,758	$4,921	$3,168

Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	48	(222)	23	(211)
Less reclassification adjustment for realized gains included in net income, net of tax	(30)	(29)	(181)	(31)

Other comprehensive income (loss)	18	(251)	(158)	(242)

Comprehensive income	$2,768	$1,507	$4,763	$2,926

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

     Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgements and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. For a detailed description of our critical accounting policies, see the notes to the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2002.

Results of Operations

Three Months Ended March 31, 2003 and 2002

     Revenue. The Company’s revenue was $9.7 million in the second quarter of fiscal 2003, an increase of $2.6 million, or 37%, compared with the same period of fiscal 2002. The revenue components were as follows (in thousands):

			$ Increase	% Increase
	2003	2002	(Decrease)	(Decrease)

Coatings revenue:
Royalties	$4,168	$2,180	$1,988	91%
License fees	125	380	(255)	(67%)
Reagent sales	1,990	1,005	985	98%
Commercial development	1,833	1,841	(8)	* %

Total coatings revenue	8,116	5,406	2,710	50%
Other revenue:
Diagnostic royalties	606	668	(62)	(9%)
Stabilization & slide sales	903	928	(25)	(3%)
Government research	117	107	10	9%

Total revenue	$9,742	$7,109	$2,633	37%

*less than 1%

     Total coatings revenue increased 50% in the second quarter as a result of substantial growth in coating royalties and reagent sales. Royalty revenue increased 91% to $4.2 million, a quarterly record. The growth in royalties principally resulted from minimum royalty obligations by two licensees. The results include royalties earned under the new Cordis contract, which became effective January 1, 2003, in addition to the royalties due under the previous agreement. License fee revenue decreased 67% to $125,000 compared with the same period last year. Prior year license fee results included a $250,000 payment for achieving a technical milestone. Excluding the impact of the milestone payment, current year results would have decreased 4%.

     Reagent chemical sales increased 98% to $2.0 million. Substantially all of this increase resulted from increased sales of reagent chemicals to Cordis Corporation, a Johnson & Johnson company, for the coating of stents in support of their recent U.S. product launch of, and the continued growth in Cordis’ drug-eluting stent sales outside the U.S. Cordis represented 72% of the reagent sales in the second quarter. As predicted, reagent sales revenue decreased from the record level the Company reported in the first quarter of fiscal year 2003.

     Commercial development revenue, while slightly lower than last year’s second quarter, was still one of our strongest quarters on record at $1.8 million. Most of this revenue reflects a high level of effort on two projects: coating work to support Cordis’ human clinical trials of drug-eluting stents and genomics work performed for Amersham plc. Cordis represented 71% of the Company’s commercial development revenue in the second quarter of fiscal 2003. On April 24, 2003, Cordis received U.S. Food and Drug Administration (FDA) approval to begin marketing its CYPHER Stent. Therefore, management believes that demand by Cordis for clinical coating work on CYPHER will decrease significantly. However, the Company continues to perform other development work for Cordis and other customers, but on a much smaller scale.

     Product costs. The Company’s product costs were $783,000 for the second quarter of fiscal 2003, an increase of $94,000, or 14%, compared with the same period of fiscal 2002. Overall product gross margins increased to 73% in the second quarter of fiscal 2003 from 64% in the same period last year as higher margin reagent product sales constituted a greater percentage of total product sales.

     Research and development expenses. Research and development expenses were $2.9 million for the second quarter of fiscal 2003, an increase of $664,000, or 29%, compared with the same period of fiscal 2002. The increase was primarily a result of higher depreciation and facilities costs as the Company moved a segment of its research and development activities to a portion of its new Bloomington facility and compensation and benefits associated with technical personnel added by the Company during the last year.

     Sales and marketing expenses. Sales and marketing expenses were $534,000 for the second quarter of fiscal 2003, a $166,000 or 45% increase from the same period of fiscal 2002. A substantial portion of the increase results from compensation, benefits, and business travel related to marketing personnel added in the first quarter of fiscal 2003. In addition, the Company increased its promotional expenses.

     General and administrative expenses. General and administrative expenses were $1.5 million for the second quarter of fiscal 2003, an increase of $102,000, or 7%, compared with the same period of fiscal 2002. The increase was principally a result of contract advisory fees, offset by a decrease in facilities costs because they were allocated to research and development expenses as described above. The Company expects that general and administrative expenses may possibly decrease from this quarter’s level for the balance of the year because of lower anticipated contract advisory fees and continued transfers of the Bloomington facility costs to research and development.

     Other income, net. The Company’s other income was $414,000 for the second quarter of fiscal 2003, at the same level as the same period of fiscal 2002. A decrease in investment income, a result of lower investment yields, was offset by gains realized from activity in the Company’s investment portfolio.

     Income tax expense. The Company’s income tax provision was $1.7 million for the second quarter of fiscal 2003 compared with $1.0 million in the same period of fiscal 2002. The effective tax rates were 37.5% in fiscal 2003 and 37.0% in fiscal 2002.

Six Months Ended March 31, 2003 and 2002

     Revenue. The Company’s revenue was $17.8 million for the first six months of fiscal 2003, an increase of $4.6 million, or 35%, compared with the same period of fiscal 2002. The revenue components were as follows (in thousands):

			$ Increase	% Increase
	2003	2002	(Decrease)	(Decrease)

Coatings revenue:
Royalties	$6,655	$4,401	$2,254	51%
License fees	655	459	196	43%
Reagent chemical sales	4,499	2,172	2,327	107%
Commercial development	2,859	3,281	(422)	(13%)

Total coatings revenue	14,668	10,313	4,355	42%
Other revenue:
Diagnostic royalties	1,469	1,182	287	24%
Stabilization & slide sales	1,433	1,381	52	4%
Government research	220	292	(72)	(25%)

Total revenues	$17,790	$13,168	$4,622	35%

     Reagent chemical sales increased 107% to $4.5 million. The increase primarily reflects purchases by Cordis as they coated stents in support of their CYPHER Stent. Cordis purchased 79% of the reagents sold during the first six months, as compared with 53% in the prior year period. As stated above, Cordis recently received FDA approval to market its drug eluting stent in the U.S. As such, management expects Cordis to continue to purchase a substantial percentage of the reagents sold for the balance of the fiscal year. The 51% growth in coatings royalties was primarily a result of minimum royalty payments by two of the Company’s licensees, including Cordis.

     Commercial development revenue decreased 13% to $2.9 million. All of the decrease was related to less Cordis drug eluting stent work described earlier. Cordis accounted for 70% of the commercial development revenue in the first six months of fiscal 2003 compared with 82% in the prior year period. Most of the work performed for Cordis was for clinical trial support. Now that Cordis has received FDA approval, management expects demand for this type of work on the CYPHER Stent to decrease significantly. The Company continues to provide commercial development services to Cordis and other customers, but on a much smaller scale as in most cases, the projects are at an earlier stage of development.

     License fees increased 43% to $655,000 from the same period in fiscal 2002. The Company cancelled a non-performing license in the first quarter of fiscal 2003 resulting in the recognition of approximately $340,000 of deferred license fee revenue, accounting for the majority of the increase over last year. In addition, prior year results included a one-time milestone payment of $250,000. Taking into account the one-time nature of the cancelled license and milestone payment, management expects the current quarter’s license fees results to be a good indication of activity for the balance of the fiscal year.

     In total, other revenue increased 9% from the same period last year. Diagnostic royalty revenue increased 24% to $1.5 million primarily as a result of a one-time payment from a new sub-licensee received in the first quarter of fiscal 2003. If this $265,000 payment were excluded, diagnostic royalties in the first six months of fiscal 2003 would have increased only 2%. Stabilization and DNA slide sales increased 4% from the same period in fiscal 2002.

     Product costs. The Company’s product costs were $1.4 million for the first six months of fiscal 2003, an increase of $117,000, or 9%, compared with the same period of fiscal 2002. Overall product margins were 77% in the first six months of fiscal 2003 compared with 65% in the same period of fiscal 2002. Once again, higher margin reagent product sales constituted a greater percentage of total product sales mix.

     Research and development expenses. Research and development expenses were $5.6 million for the first six months of fiscal 2003, an increase of $894,000, or 19%, compared with the same period of fiscal 2002. The change was primarily a result of compensation and benefits associated with technical personnel added by the Company during the last year and increased depreciation and facilities expenses. The Company moved some of its operations to a portion of the newly renovated Bloomington facility early in fiscal year 2003. Management expects research and development expenses to increase throughout the balance of the fiscal year as the Company completes more of its renovations and moves additional research and development activity to the Bloomington facility.

     Sales and marketing expenses. Sales and marketing expenses were $1.1 million for the first six months of fiscal 2003, an increase of $352,000 or 49% from the same period of fiscal 2002. As explained earlier, most of the increase can be attributed to compensation and benefits expense on marketing personnel added in the first quarter of fiscal 2003 along with increased business travel and promotional expenses.

     General and administrative expenses. General and administrative expenses were $2.9 million for the first six months of fiscal 2003, an increase of $616,000, or 27%, compared with the same period of fiscal 2002. The increase was primarily a result of costs associated with contract negotiations earlier this year. Management expects general and administrative expenses to decrease for the balance of fiscal 2003 as contract negotiations are substantially complete and the carrying costs of the Bloomington facility are transferred to research and development.

     Other income, net. The Company’s other income was $1.0 million for the first six months of fiscal 2003, an increase of $200,000, or 24%, compared with the same period of fiscal 2002. Investment income decreased 5% in the current period reflecting lower yields. Offsetting this decrease was realized gains of $290,000 for the first six months of fiscal 2003 compared with $50,000 in fiscal 2002.

     Income tax expense. The Company’s income tax provision was $3.0 million for the first six months of fiscal 2003 compared with $1.9 million in the same period of fiscal 2002. The effective tax rates were 37.5% in fiscal 2003 and 37.0% in fiscal 2002.

Liquidity and Capital Resources

     As of March 31, 2003, the Company had working capital of $8.6 million and cash, cash equivalents and investments totaling $46.6 million. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company generated positive cash flows from operating activities of $8.0 million in the first six months, which was an increase of 62% from the same period of last year.

     In October 2001, the Company purchased a facility in Bloomington, Minnesota, situated on 27 acres of land, for approximately $7.1 million and expended an additional $4.0 million throughout fiscal 2002 on capital improvements. During fiscal 2003, the Company expects to invest approximately $12.4 million to construct additional manufacturing capacity at this same location. Approximately $3.3 million of this amount was incurred during the first half of fiscal 2003.

     In the first quarter of fiscal 2002, the Company announced an alliance with Novocell, Inc., a privately held Irvine, California-based biotech firm that is developing a potential cure for diabetes. Included in other assets is the $4.0 million equity investment in Novocell, representing an ownership interest of less than 15%. The investment is accounted for under the cost basis. On April 29, 2003, the Company invested an additional $925,000 in Novocell for a total investment of $4.9 million. The ownership interest remains approximately 15%.

     As of March 31, 2003, the Company had no debt, nor did it have any credit agreements. The Company believes that its existing capital resources will be adequate to fund SurModics’ operations into the foreseeable future.

New Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or right to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact, if any, that the adoption of EITF Issue No. 00-21 will have on its financial statements.

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS)   No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of this standard as of March 31, 2003. The adoption of SFAS 148 has not had a material impact on the Company’s consolidated balance sheet or results of operations.

Forward Looking Statements

     Certain statements contained in this report and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. Such statements can be identified by the use of terminology such as “anticipate,”

“believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. The Company’s forward-looking statements generally relate to its growth strategy, financial results, product development programs, sales efforts, and the impact of the Cordis agreement. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement.

     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others: (i) the trend of consolidation in the medical device industry, resulting in more significant, complex and long-term contracts than in the past and potentially greater pricing pressures; (ii) frequent intellectual property litigation in the medical device industry that may directly or indirectly adversely affect our customers ability to market their products incorporating SurModics’ technology; (iii) our ability to protect our own intellectual property; (iv) health care reform efforts and reimbursement rates for medical device products that may adversely affect our customers’ ability to cost-effectively market and sell devices incorporating SurModics’ technology; (v) the Company’s significant dependence upon Cordis, which causes our results to be subject indirectly to factors affecting Cordis and its CYPHER Stent program, including among others, the rate of market penetration by Cordis, the timing of market introduction of competing products, intellectual property litigation generally and specifically the litigation involving Boston Scientific Scimed, Inc. and Cordis currently pending in U.S. District Court for the District of Delaware, and product safety or efficacy concerns; (vi) the Company’s ability to attract new licensees and to enter into agreements for additional product applications with existing licensees, the willingness of potential licensees to sign license agreements under the terms offered by the Company, and the Company’s ability to maintain satisfactory relationships with its licensees; (vii) the success of existing licensees in selling products incorporating SurModics’ technology and the timing of new product introductions by licensees; (viii) the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances, which may result in lost market opportunities or postpone or preclude product commercialization by licensees; (ix) efficacy or safety concerns with respect to products marketed by SurModics and its licensees, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; (x) product liability claims not covered by insurance; (xi) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (xii) economic and other factors over which the Company has no control, including changes in inflation and consumer confidence; and (xiii) acts of God or terrorism which impact the Company’s personnel or facilities. Many of these factors are outside the control and knowledge of the Company and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon the Company’s forward-looking information and to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     SurModics’ investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $620,000 decrease in the fair value of the Company’s available-for-sale securities as of March 31, 2003, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material. Also, the Company’s foreign currency exposure is not significant.

ITEM 4.	CONTROLS AND PROCEDURES

     The Chief Executive Officer and the Controller of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits –

99.1 Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2 Certification of principal financial officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K - None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurModics, Inc.

May 14, 2003

	By:	/s/ Loren R. Miller Loren R. Miller Controller (principal financial officer)

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

Dated: May 14, 2003	Signature:	/s/ Dale R. Olseth Dale R. Olseth Chief Executive Officer

CERTIFICATION

I, Loren R. Miller, certify that:

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

Dated: May 13, 2003	Signature:	/s/ Loren R. Miller Loren R. Miller Controller (principal financial officer)