Form 10-Q
period 2003-06-30
SURMODICS INC
filed 2003-08-14
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒          No ☐

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of July 31, 2003 was 17,437,270.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SIGNATURES
EX-31.1 Certification of CEO Pursuant to Sec. 302
EX-31.2 Certification of CFO Pursuant to Sec. 302
EX-32.1 Certification of CEO Pursuant to Sec. 906
EX-32.2 Certification of CFO Pursuant to Sec. 906

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SURMODICS, INC.

Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 30,	September 30,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$5,257	$9,207
Short-term investments	1,660	3,942
Accounts receivable, net	8,257	5,506
Inventories	831	746
Deferred tax asset	417	417
Prepaids and other	865	1,058

Total current assets	17,287	20,876

Property and equipment, net	29,328	18,836
Long-term investments	40,144	30,726
Deferred tax asset	803	740
Other assets, net	6,964	6,070

	$94,526	$77,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$372	$877
Accrued liabilities	6,529	3,899
Accrued income taxes payable	2,608	—
Deferred revenue	1,513	281

Total current liabilities	11,022	5,057
Deferred revenue, less current portion	1,831	2,196

Total liabilities	12,853	7,253

Commitments and Contingencies
Stockholders’ Equity
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 17,431,420 and 17,271,594 shares issued and outstanding	872	864
Additional paid-in capital	56,295	53,936
Unearned compensation	(490)	(460)
Accumulated other comprehensive income	521	673
Retained earnings	24,475	14,982

Total stockholders’ equity	81,673	69,995

	$94,526	$77,248

The accompanying notes are an integral part of these condensed financial statements.

SURMODICS, INC.

Condensed Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue
Royalties	$7,997	$3,020	$16,120	$8,603
License fees	534	110	1,189	569
Product sales	2,824	2,571	8,756	6,124
Research and development	1,464	1,900	4,543	5,473

Total revenue	12,819	7,601	30,608	20,769

Operating costs and expenses
Product	582	678	1,952	1,932
Research and development	3,133	2,323	8,719	7,015
Sales and marketing	575	346	1,646	1,065
General and administrative	1,570	1,351	4,485	3,650

Total operating costs and expenses	5,860	4,698	16,802	13,662

Income from operations	6,959	2,903	13,806	7,107

Other income
Investment income, net	354	371	1,101	1,158
Gain on sale of investments	133	(45)	423	5

Other income, net	487	326	1,524	1,163

Income before income taxes	7,446	3,229	15,330	8,270
Income tax provision	(2,874)	(1,198)	(5,837)	(3,071)

Net income	$4,572	$2,031	$9,493	$5,199

Basic net income per share	$0.26	$0.12	$0.55	$0.31
Diluted net income per share	$0.26	$0.11	$0.53	$0.29
Weighted average shares outstanding
Basic	17,402	17,119	17,338	16,941
Dilutive effect of outstanding stock options	482	731	495	904

Diluted	17,884	17,850	17,833	17,845

The accompanying notes are an integral part of these condensed financial statements.

SURMODICS, INC.

Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30,

	2003	2002

Operating Activities
Net income	$9,493	$5,199
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	1,860	1,377
Gain on sale of investments	(423)	(5)
Amortization of unearned compensation	112	87
Deferred tax	(63)	59
Tax benefit from exercise of stock options	1,100	3,500
Change in operating assets and liabilities:
Accounts receivable	(2,751)	(1,285)
Inventories	(85)	(7)
Accounts payable and accrued liabilities	1,640	(37)
Income taxes	3,093	(1,508)
Deferred revenue	867	66
Prepaids and other	206	260

Net cash provided by operating activities	15,049	7,706

Investing Activities
Purchases of property and equipment	(12,334)	(9,582)
Purchases of available-for-sale investments	(58,263)	(29,037)
Sales/maturities of available-for-sale investments	51,399	30,821
Purchase of other assets	(925)	(3,911)

Net cash used in investing activities	(20,123)	(11,709)

Financing Activities
Issuance of common stock	1,124	1,352

Net change in cash and cash equivalents	(3,950)	(2,651)
Cash and Cash Equivalents
Beginning of period	9,207	9,044

End of period	$5,257	$6,393

Supplemental Information
Cash paid for income taxes	$1,630	$1,068

The accompanying notes are an integral part of these condensed financial statements.

SURMODICS, INC.
Notes to Condensed Financial Statements
(Unaudited)

(1) Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the nine months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(2) New Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or right to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 will not have an impact on the Company’s financial statements.

(3) Inventories (dollars in thousands)

     Inventories are stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components:

	June 30,	September 30,
	2003	2002

Raw materials	$361	$408
Finished goods	470	338

	$831	$746

(4) Operating Segments (dollars in thousands)

			Research &
	Licensing	Manufacturing	Development	Corporate	Consolidated

Three Months Ended June 30, 2003
Revenue:
Coating	$7,938	$2,138	$1,367	$—	$11,443
Diagnostic	593	—	—	—	593
Stabilization & other	—	686	—	—	686
Government research	—	—	97	—	97

Total revenue	8,531	2,824	1,464	—	12,819
Expenses	—	582	3,133	2,145	5,860

Operating income (loss)	8,531	2,242	(1,669)	(2,145)	6,959
Other income, net				487	487
Income tax provision				(2,874)	(2,874)

Net income					$4,572

Three Months Ended June 30, 2002
Revenue:
Coating	$2,382	$1,834	$1,766	$—	$5,982
Diagnostic	748	—	—	—	748
Stabilization & other	—	737	—	—	737
Government research	—	—	134	—	134

Total revenue	3,130	2,571	1,900	—	7,601
Expenses	—	678	2,323	1,697	4,698

Operating income (loss)	3,130	1,893	(423)	(1,697)	2,903
Other income, net				326	326
Income tax provision				(1,198)	(1,198)

Net income					$2,031

(4) Operating Segments —continued (dollars in thousands)

			Research &
	Licensing	Manufacturing	Development	Corporate	Consolidated

Nine Months Ended June 30, 2003
Revenue:
Coating	$15,248	$6,638	$4,226	$—	$26,112
Diagnostic	2,061	—	—	—	2,061
Stabilization & other	—	2,118	—	—	2,118
Government	—	—	317	—	317

Total Revenue	17,309	8,756	4,543	—	30,608
Expenses	—	1,952	8,719	6,131	16,802

Operating income (loss)	17,309	6,804	(4,176)	(6,131)	13,806
Other income				1,524	1,524
Income tax provision				(5,837)	(5,837)

Net income					$9,493

Nine Months Ended June 30, 2002
Revenue:
Coating	$7,238	$4,006	$5,047	$—	$16,291
Diagnostic	1,934	—	—	—	1,934
Stabilization & other	—	2,118	—	—	2,118
Government	—	—	426	—	426

Total Revenue	9,172	6,124	5,473	—	20,769
Expenses	—	1,932	7,015	4,715	13,662

Operating income (loss)	9,172	4,192	(1,542)	(4,715)	7,107
Other income				1,163	1,163
Income tax provision				(3,071)	(3,071)

Net income					$5,199

(5) Stock-based Compensation

     Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options, the Company’s net income and basic and diluted net income per share for the three and nine months ended June 30, 2003 and June 30, 2002 would have been as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income
As reported	$4,572	$2,031	$9,493	$5,199
Fair value compensation expense, net of tax	(433)	(304)	(1,039)	(871)

Pro forma	$4,139	$1,727	$8,454	$4,328

Basic net income per share:
As reported	$0.26	$0.12	$0.55	$0.31
Fair value compensation expense, net of tax	(.02)	(.02)	(.06)	(.06)

Pro forma	$0.24	$0.10	$0.49	$0.26

Diluted net income per share:
As reported	$0.26	$0.11	$0.53	$0.29
Fair value compensation expense, net of tax	(.03)	(.01)	(.06)	(.05)

Pro forma	$0.23	$0.10	$0.47	$0.24

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended June 30, 2003 and June 30, 2002, respectively: risk-free interest rates of 3.18% and 4.53%; expected lives of 7.9 and 7.0; and expected volatility of 70% and 74%. The weighted-average assumptions for the nine months ended June 30, 2003 and June 30, 2002, respectively: risk-free interest rates of 3.05% and 3.70%; expected lives of 7.3 and 7.1; and expected volatility of 70% and 74%.

(6) Comprehensive Income (dollars in thousands)

     The components of comprehensive income for the three-month and nine-month periods are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$4,572	$2,031	$9,493	$5,199
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	87	314	110	103
Less reclassification adjustment for realized gains included in net income, net of tax	(82)	28	(262)	(3)

Other comprehensive income (loss)	5	342	(152)	100

Comprehensive income	$4,577	$2,373	$9,341	$5,299

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

Critical Accounting Policies and Estimates

     Critical accounting policies are those policies that require the application of management’s most challenging, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgements and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. For a detailed description of our critical accounting policies, see the notes to the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2002.

Results of Operations

Three Months Ended June 30, 2003 and 2002

     Revenue. The Company’s revenue was $12.8 million in the third quarter of fiscal 2003, an increase of $5.2 million, or 69%, compared with the same period of fiscal 2002. The revenue components were as follows (in thousands):

			$ Increase	% Increase
	2003	2002	(Decrease)	(Decrease)

Coatings revenue:
Royalties	$7,404	$2,272	$5,132	226%
License fees	534	110	424	385%
Reagent sales	2,138	1,834	304	17%
Commercial development	1,367	1,766	(399)	(23%)

Total coatings revenue	11,443	5,982	5,461	91%
Other revenue:
Diagnostic royalties	593	748	(155)	(21%)
Stabilization & slide sales	686	737	(51)	(7%)
Government research	97	134	(37)	(28%)

Total revenue	$12,819	$7,601	$5,218	69%

     Third quarter increase in total revenue resulted from a 91% increase in coatings revenue. Revenue from coatings royalties was $7.4 million in the third quarter of 2003, an increase of $5.1 million or 226% from the same period in 2002. The growth resulted primarily from the royalty obligations of Cordis Corporation on its Cypher stent. The growth also reflects a one-time back royalty of $1.0 million on product sales by a licensee and an increase in minimum royalties from Amersham plc on its gene chip. License fee revenue increased 385% to $534,000 compared with $110,000 for the same period last year. Results include a $500,000 milestone payment from Amersham for a product that it introduced to the market during the quarter.

     Revenue from reagent chemical sales was $2.1 million, an increase of $304,000 or 17% from the same period in 2002. The growth primarily reflects increased sales to Cordis in support of their Cypher stent manufacturing process. Cordis continues to purchase a substantial majority of reagents sold. Commercial development revenue was $1.4 million in the third quarter of 2003, down 23% from the $1.8 million from the same period in 2002. Substantially all of the decrease results from a lower level of clinical coating work on Cypher since Cordis has now received U.S. Food and Drug Administration (FDA) approval. However, the Company continues to perform other development work for Cordis and other customers, but on a smaller scale. Cordis accounted for a substantial majority of the development work performed by the Company during the quarter.

     Product costs. Product costs were $582,000 for the third quarter of fiscal 2003, a decrease of $96,000, or 14%, compared with the same period of fiscal 2002. Overall product margins increased to 79% in the third quarter of fiscal 2003 from 74% in the same period last year as a result of reduced scrap costs and the fact that higher margin reagent product sales constituted a greater percentage of total product sales.

     Research and development expenses. Research and development expenses were $3.1 million for the third quarter of fiscal 2003, an increase of $810,000, or 35%, compared with the same period of fiscal 2002. The increase was primarily a result of higher depreciation and facilities costs as the Company moved segments of its research and development activities to a portion of its new Bloomington facility during the first fiscal quarter of 2003. In addition, compensation and benefits associated with technical personnel added by the Company during the last year contributed to the increase.

     Sales and marketing expenses. Sales and marketing expenses were $575,000 for the third quarter of fiscal 2003, a $229,000 or 66% increase from the same period of fiscal 2002. The increase reflects higher promotional costs, increased compensation, benefits, and business travel related to marketing personnel added in the first quarter of fiscal 2003 and licensing costs.

     General and administrative expenses. General and administrative expenses were $1.6 million for the third quarter of fiscal 2003, an increase of $219,000, or 16%, compared with the same period of fiscal 2002. The increase was principally a result of legal fees related to contract negotiation and intellectual property work. In addition, the third quarter of fiscal 2003 was the first quarter to bear the full impact of directors and officers insurance premiums that tripled compared with the same period last year. These increases were partially offset by a decrease in facilities costs as they were allocated to research and development expenses described above.

     Other income, net. The Company’s other income was $487,000 for the third quarter of fiscal 2003, an increase of $161,000, or 49%, compared with the same period of fiscal 2002. An increase in realized gains from activity in the Company’s investment portfolio was partially offset by a decrease in investment income as a result of lower investment yields.

     Income tax expense. The Company’s income tax provision was $2.9 million for the third quarter of fiscal 2003 compared with $1.2 million in the same period of fiscal 2002. The current quarter provision increased the effective tax rates to 38.0% for fiscal 2003 compared with 37.0% in fiscal 2002.

Nine Months Ended June 30, 2003 and 2002

     Revenue. The Company’s revenue was $30.6 million for the first nine months of fiscal 2003, an increase of $9.8 million, or 47%, compared with the same period of fiscal 2002. The revenue components were as follows (in thousands):

			$ Increase	% Increase
	2003	2002	(Decrease)	(Decrease)

Coatings revenue:
Royalties	$14,059	$6,669	$7,390	111%
License fees	1,189	569	620	109%
Reagent chemical sales	6,638	4,006	2,632	66%
Commercial development	4,226	5,047	(821)	(16%)

Total coatings revenue	26,112	16,291	9,821	60%
Other revenue:
Diagnostic royalties	2,061	1,934	127	7%
Stabilization & slide sales	2,118	2,118	—	—%
Government research	317	426	(109)	(26%)

Total revenues	$30,608	$20,769	$9,839	47%

     Substantially all of the revenue increase for the first nine months of fiscal 2003 reflects the growth in coatings revenue, royalties and reagent sales in particular. The 111% growth in coatings royalties was primarily a result of royalties from Cordis and minimum royalty payments from Amersham. Reagent chemical sales increased 66% to $6.6 million compared with the same period last year. The increase principally reflects purchases by Cordis in support of their Cypher stent manufacturing process. Cordis continues to purchase a substantial percentage of reagents sold. On April 24, 2003, Cordis received FDA approval to begin marketing its Cypher stent in the U.S. Accordingly, management expects Cordis to continue to purchase a substantial percentage of the reagents sold for the balance of the fiscal year, in addition to being a significant source of royalty revenue.

     Commercial development revenue decreased 16% to $4.2 million. Substantially all of the decrease results from a reduced level of Cordis drug eluting stent work described earlier. Cordis accounted for a substantial majority of the development work performed by the Company during the first nine months of fiscal 2003. Most of the work performed for Cordis was to support their clinical trials. Now that Cordis has received FDA approval, management expects demand for this type of work on the Cypher stent to decrease significantly. The Company continues to provide commercial development services to Cordis and other customers, but on a smaller scale, because in many cases the projects are at earlier stages of development.

     License fees increased 109% to $1.2 million from the same period in fiscal 2002. Substantially all of the increase was attributable to the $500,000 milestone payment discussed above and a non-performing license the Company cancelled in the first quarter of fiscal 2003 that resulted in the recognition of approximately $340,000 of deferred license fee revenue. It should also be noted that prior year results included a one-time milestone payment of $250,000. Taking into account the one-time nature of the cancelled license and the milestone payments, management expects annualized year to date license fee results to be a good indication of licensing activity for the near future.

     Product costs. The Company’s product costs were $2.0 million for the first nine months of fiscal 2003, an increase of approximately 1% compared with the same period of fiscal 2002. Overall product margins were 78% in the first nine months of fiscal 2003 compared with 68% in the same period of fiscal 2002. As stated above, higher margin reagent product sales constituted a greater percentage of total product sales.

     Research and development expenses. Research and development expenses were $8.7 million for the first nine months of fiscal 2003, an increase of $1.7 million, or 24%, compared with the same period of fiscal 2002. The change was primarily a result of compensation and benefits associated with technical personnel added by the Company during the past year and increased depreciation and facilities expenses. The Company moved segments of its research and development activities to a portion of the newly renovated Bloomington facility early in fiscal year 2003. Management expects research and development expenses to increase throughout the balance of the fiscal year and into fiscal year 2004 as the Company completes more of its renovations and moves additional research and development activity to the Bloomington facility.

     Sales and marketing expenses. Sales and marketing expenses were $1.6 million for the first nine months of fiscal 2003, an increase of $581,000 or 55% from the same period of fiscal 2002. As explained earlier, most of the increase is attributable to compensation and benefits expense on marketing personnel added in the first quarter of fiscal 2003 along with increased business travel and promotional expenses. Management expects sales and marketing expenses to increase throughout the balance of the fiscal year and into fiscal 2004, although at a lower rate of growth.

     General and administrative expenses. General and administrative expenses were $4.5 million for the first nine months of fiscal 2003, an increase of $835,000, or 23%, compared with the same period of fiscal 2002. The increase was primarily a result of costs associated with contract negotiations. Management expects general and administrative expenses to moderate for the balance of fiscal 2003 as the carrying costs of the Bloomington facility are transferred to research and development.

     Other income, net. The Company’s other income was $1.5 million for the first nine months of fiscal 2003, an increase of $361,000, or 31%, compared with the same period of fiscal 2002. Investment income decreased 5% in the current period reflecting lower yields. Offsetting this decrease were realized gains of $423,000 for the first nine months of fiscal 2003 compared with $5,000 in fiscal 2002.

     Income tax expense. The Company’s income tax provision was $5.8 million for the first nine months of fiscal 2003 compared with $3.1 million in the same period of fiscal 2002. The effective tax rates were 38.0% in fiscal 2003 and 37.0% in fiscal 2002.

Liquidity and Capital Resources

     As of June 30, 2003, the Company had working capital of $6.3 million and cash, cash equivalents and investments totaling $47.1 million. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company generated positive cash flows from operating activities of $15.0 million in the first nine months, an increase of 95% from the same period of last year.

     In October 2001, the Company purchased a facility in Bloomington, Minnesota, situated on 27 acres of land, for approximately $7.1 million and expended an additional $4.0 million throughout fiscal 2002 on capital improvements. During fiscal 2003, the Company expects to invest approximately $12.4 million to construct additional manufacturing capacity at this location. Approximately $9.7 million of this amount was incurred during the first nine months of fiscal 2003.

     In the first quarter of fiscal 2002, the Company invested $4.0 million in Novocell, Inc., a privately held Irvine, California-based biotech firm that is developing a potential cure for diabetes. On April 29, 2003, the Company invested an additional $925,000 in Novocell. The $4.9 million investment, which is accounted for under the cost basis, is included in other assets and represents an ownership interest of less than 15%.

     As of June 30, 2003, the Company had no debt, nor did it have any credit agreements. The Company believes that its existing capital resources will be adequate to fund SurModics’ operations into the foreseeable future.

New Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or right to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 will not have an impact on the Company’s financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     SurModics’ investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $630,000 decrease in the fair value of the Company’s available-for-sale securities as of June 30, 2003, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material. Also, the Company’s foreign currency exposure is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

Changes in Internal Controls

     There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits —

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K — A report on Form 8-K dated April 16, 2003 was filed on April 18, 2003, reporting under Item 12 the issuance of a press release relating to the results of operations and financial condition of the company as of and for the quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     August 14, 2003

SurModics, Inc.

By:	/s/ Philip D. Ankeny Philip D. Ankeny
Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2003

SURMODICS, INC.

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002