Form 10-Q
period 2003-12-31
SURMODICS INC
filed 2004-02-17
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☒                     No ☐

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of January 30, 2004 was 17,472,765.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SURMODICS, INC.
Condensed Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	September 30,
	2003	2003
ASSETS
Current Assets
Cash & cash equivalents	$7,965	$4,007
Short-term investments	1,700	2,640
Accounts receivable, net	8,472	9,145
Inventories	854	863
Deferred tax asset	345	345
Prepaids and other	751	759

Total current assets	20,087	17,759

Property and equipment, net	33,760	33,936
Long-term investments	40,180	39,164
Deferred tax asset	52	—
Other assets, net	5,108	6,949

	$99,187	$97,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$724	$1,118
Accrued liabilities	3,737	6,312
Accrued income taxes payable	2,699	1,558
Deferred revenues	194	1,039

Total current liabilities	7,354	10,027
Deferred tax liability	—	27
Deferred revenue, less current portion	1,612	1,640

Total liabilities	8,966	11,694

Stockholders’ Equity
Series A Preferred stock-
$.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock-
$.05 par value, 45,000,000 shares authorized; 17,465,965 and 17,439,435 shares issued and outstanding	873	872
Additional paid-in capital	56,842	56,453
Unearned compensation	(732)	(466)
Accumulated other comprehensive income	209	337
Retained earnings	33,029	28,918

Total stockholders’ equity	90,221	86,114

	$99,187	$97,808

The accompanying notes are an integral part of these condensed financial statements.

SURMODICS, INC.
Condensed Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 31,
	2003	2002
Revenue
Royalties and license fees	$8,629	$3,880
Product sales	2,600	3,039
Research and development	858	1,129

Total revenue	12,087	8,048

Operating costs and expenses
Product	736	587
Research and development	3,146	2,660
Sales and marketing	543	538
General and administrative	1,375	1,408

Total operating costs and expenses	5,800	5,193

Income from operations	6,287	2,855

Other income
Investment income, net	276	381
Gain on sale of investments	19	242

Other income, net	295	623

Income before income taxes	6,582	3,478
Income tax provision	(2,471)	(1,307)

Net income	4,111	2,171

Basic net income per share	$0.24	$0.13
Diluted net income per share	$0.23	$0.12
Weighted average shares outstanding
Basic	17,454	17,285
Dilutive effect of outstanding stock options	312	530

Diluted	17,766	17,815

The accompanying notes are an integral part of these condensed financial statements.

SURMODICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2003	2002
Operating Activities
Net income	$4,111	$2,171
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	862	487
Gain on sale of investments	(19)	(242)
Amortization of unearned compensation	48	37
Deferred taxes	(79)	(83)
Change in operating assets and liabilities:
Accounts receivable	673	2,015
Inventories	9	(66)
Accounts payable and accrued liabilities	(2,969)	(1,407)
Income taxes	1,141	1,303
Deferred revenue	(873)	(434)
Prepaids and other	(25)	433

Net cash provided by operating activities	2,879	4,214

Investing Activities
Purchases of property and equipment	(681)	(3,046)
Purchases of available-for-sale investments	(13,122)	(17,663)
Sales/maturities of available-for-sale investments	12,936	17,462
Repayment of notes receivable	1,869	7

Net cash provided by (used in) investing activities	1,002	(3,240)

Financing Activities
Issuance of common stock	77	136

Net change in cash and cash equivalents	3,958	1,110
Cash and Cash Equivalents
Beginning of period	4,007	9,207

End of period	$7,965	$10,317

Cash paid for taxes	$1,330	$390

The accompanying notes are an integral part of these condensed financial statements.

SURMODICS, INC.
Notes to Condensed Financial Statements
(Unaudited)

(1) Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three months ended December 31, 2003, are not necessarily indicative of the results that may be expected for the entire fiscal year.

     According to the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. These unaudited condensed financial statements should be read together with the financial statements for the year ended September 30, 2003, and footnotes thereto included in the Company’s Form 10-K as filed with the United States Securities and Exchange Commission on December 22, 2003.

(2) New Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or right to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have an impact on the Company’s financial statements.

(3) Subsequent Events

     On February 3, 2004, the Company invested $2.1 million in InnoRx, Inc., an Alabama-based, early-stage company developing unique drug delivery devices and therapies for the ophthalmology market. The Company has agreed to invest a total of $3.5 million, the remaining $1.4 million of which will be invested subject to InnoRx completing certain development and regulatory milestones. The $2.1 million investment, which is accounted for under the cost method, is included in other assets and, together with the remaining $1.4 million to be invested, would represent an ownership interest of less than 20%.

     On February 10, 2004, the Company loaned $285,000 to Novocell, Inc., a privately-held Irvine, California-based biotech firm that is developing a unique treatment for diabetes using cell-encapsulation. This note receivable is secured by Novocell assets and is convertible into Novocell equity at a future date. The Company has previously invested $4.9 million in Novocell, which investment is accounted for under the cost basis, is included in other assets and represents an ownership interest of less than 15%.

(4) Inventories (dollars in thousands)

     Inventories are stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components:

	December 31,	September 30,
	2003	2003
Raw materials	$469	$413
Finished goods	385	450

	$854	$863

(5) Operating Segments (dollars in thousands)

	Licensing		Research &	Corporate
	(royalties &	Manufacturing	Development	(sales &
	license fees)	(products)	(development)	mktg., G&A)	Consolidated
Three Months Ended December 31, 2003
Revenue:
Coating	$8,286	$1,754	$773	$—	$10,813
Diagnostic	343	—	—	—	343
Stabilization & other	—	846	—	—	846
Government research	—	—	85	—	85

Total revenue	8,629	2,600	858	—	12,087
Expenses	—	736	3,146	1,918	5,800

Operating income (loss)	8,629	1,864	(2,288)	(1,918)	6,287
Other income, net				295	295
Income tax provision				(2,471)	(2,471)

Net income					$4,111

Three Months Ended December 31, 2002
Revenue:
Coating	$3,017	$2,509	$1,026	$—	$6,552
Diagnostic	863	—	—	—	863
Stabilization & other	—	530	—	—	530
Government research	—	—	103	—	103

Total revenue	3,880	3,039	1,129	—	8,048
Expenses	—	587	2,660	1,946	5,193

Operating income (loss)	3,880	2,452	(1,531)	(1,946)	2,855
Other income, net				623	623
Income tax provision				(1,307)	(1,307)

Net income					$2,171

(6) Stock-based Compensation (in thousands, except per share data)

     The Company accounts for stock options under the intrinsic value method as described in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation expense has been recognized. Had compensation expense for the options been determined using the fair value method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, the Company’s net income and earnings per share would have changed to the following pro forma amounts for the three months ended December 31 2003 and 2002:

	Three months ended
	December 31,
	2003	2002
Net income
As reported	$4,111	$2,171
Fair value compensation expense, net of tax	(460)	(316)

Pro forma	$3,651	$1,855

Basic net income per share:
As reported	$0.24	$0.13
Fair value compensation expense, net of tax	(.03)	(.02)

Pro forma	$0.21	$0.11

Diluted net income per share:
As reported	$0.23	$0.12
Fair value compensation expense, net of tax	(.02)	(.02)

Pro forma	$0.21	$0.10

     The fair market value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended December 31, 2003 and December 31, 2002, respectively: risk-free interest rates of 3.44% and 3.01%; expected lives of 7 years and 7 years; and expected volatility of 69% and 71%.

(7) Comprehensive Income (dollars in thousands)

     The components of comprehensive income for the three-month periods are as follows:

	Three months ended
	December 31,
	2003	2002
Net income	$4,111	$2,171
Other comprehensive income:
Unrealized holding losses on available-for-sale securities arising during the period, net of tax	(116)	(25)
Less reclassification adjustment for realized gains included in net income, net of tax	(12)	(151)

Other comprehensive loss	(128)	(176)

Comprehensive income	$3,983	$1,995

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company is a leading provider of surface modification solutions for medical-device and biomedical applications. One of the Company’s core surface-modification technology platforms is its patented drug-delivery polymer matrix technology. This technology can be applied to medical devices to deliver pharmaceutical agents from the surface of a device to a targeted area of the body, often enabling sustained release of the pharmaceutical agents. In addition, the Company’s patented PhotoLink® technology is another core technology platform on which many of the Company’s leading surface-modification capabilities are based. This technology platform helps modify and enhance the surface characteristics of medical devices and biomedical applications improving performance and, in some cases, enabling the development of new products. In addition to these surface-modification technologies, the Company also generates revenue from the licensing of in vitro diagnostic technology developed in the early stages of the Company’s development that is used in rapid point-of-care diagnostic testing (diagnostic royalties) and from the sale of stabilization products used by manufacturers of immunoassay diagnostic tests to improve performance, stability and shelf life (stabilization products).

     The Company’s revenue is derived from three primary activities: (1) royalties and license fees from licensing its patented or proprietary technologies to customers; (2) product sales (reagent chemical compounds to licensees, stabilization products to the diagnostics industry, and coated slides to the genomics market) from our manufacturing activities; and (3) research and development fees generated on projects for commercial customers and pursuant to government grants. For more information on each of these Licensing, Manufacturing and Research & Development activities, presented as individual operating segments, refer to Note 5 to the Company’s unaudited condensed financial statements included in this quarterly report and Note 8 to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Critical Accounting Policies and Estimates

     Critical accounting policies are those policies that require the application of management’s most challenging, subjective or complex judgment, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments that are sufficiently important to our financial results that materially different financial results may result if slightly different estimates or assumptions are selected when applying such judgments. Management believes that revenue recognition, investments, and the valuation of long-lived assets are the critical areas in the application of our accounting policies that currently affect our financial condition and results of operations. For a detailed description of our critical accounting policies, see the notes to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Results of Operations

Three Months Ended December 31, 2003 and 2002

     Revenue. The Company’s revenue was $12.1 million in the first quarter of fiscal 2004, an increase of $4.0 million, or 50%, compared with the same period of fiscal 2003. The revenue components were as follows (in thousands):

			Increase	% Increase
(Dollars in thousands)	Fiscal 2004	Fiscal 2003	(Decrease)	(Decrease)
Revenue:
Royalties and license fees	$8,629	$3,880	$4,749	122%
Product sales	2,600	3,039	(439)	-14%
Development	858	1,129	(271)	-24%

Total revenue	$12,087	$8,048	$4,039	50%

     The revenue growth in the first quarter was the result of a 122% increase in royalties and license fees driven almost entirely by an increase in royalties from Cordis Corporation (a Johnson & Johnson company) on its Cypher stent. The Cypher stent incorporates a proprietary SurModics coating that delivers a therapeutic drug that is designed to reduce the occurrence of restenosis in coronary artery lesions. Fiscal 2003 first quarter results include royalties on Cypher stents sold only outside the U.S. because Cordis received U.S. Food and Drug Administration (FDA) approval in April 2003 (our third fiscal quarter). The increase in royalties from the Cypher stent in the first quarter of fiscal 2004 was partially offset by a $473,000 decline in license fees compared with the same period in fiscal 2003. The first quarter of fiscal 2003 included a one-time recognition of $340,000 of deferred revenue resulting from the termination by the Company of a non-performing license agreement. Minimum royalties from Amersham plc under our license agreement involving genomics technology were at the same level in the first quarter of fiscal 2004 compared with the prior year period. However, for the balance of the fiscal year, minimum royalties from Amersham will be lower compared with the prior year periods because of contractual decreases. Despite this fact, we anticipate growth in revenue from other customers will offset this contractual decrease from Amersham, so that on a sequential quarterly basis total non-Cordis revenue will be roughly flat for the balance of the fiscal year.

     Boston Scientific Corp., whose drug-eluting stent is being sold in Europe, has publicly predicted that its drug-eluting stent will be approved by the FDA during the Company’s fiscal 2004 second quarter. The anticipated FDA approval of a drug-eluting stent in direct competition with the Cypher stent in the U.S. generates uncertainties in that market and constrains our ability to project the timing and magnitude of the impact on our royalties. If a competing drug-eluting stent is approved by the FDA, we anticipate that quarterly royalty revenue from the current generation Cypher stent will decline sequentially in 2004. We expect that when the Cypher stent faces competition in the U.S. market, royalties from the Cypher stent will continue to constitute a significant portion of our revenue, but we do not believe the comparable-period increases in Cypher stent royalties realized in the first quarter of fiscal 2004 can be sustained by Cordis’ sale of the current generation Cypher stent.

     There is currently pending litigation involving Boston Scientific Scimed, Inc. and Cordis in U.S. District Court for the District of Delaware (and scheduled for trial in June 2005) in which each alleges its patent rights are being infringed by the other’s drug-eluting stent, and each has been denied the preliminary injunction it has requested against the other. Cordis has appealed the denial of its requested preliminary injunction against Boston Scientific’s coronary drug-eluting stent, which appeal is scheduled to be heard in April 2004 by the Court of Appeals for the Federal Circuit.

     Fiscal 2004 first quarter product revenue decreased 14% from last year’s first quarter. Revenue from reagent chemical sales was $1.8 million, a decrease of $755,000, or 30%, from the same period in 2003. The decrease primarily reflects reduced revenue from reagents sold to Cordis resulting from lower reagent prices and lower relative volume stemming from increased efficiency by Cordis in its Cypher stent manufacturing process. For the remainder of fiscal 2004, management expects revenue from sales of reagents to Cordis to decline as a result of a contractually-specified step-down in reagent prices beginning in the second quarter of fiscal 2004 and because Cordis may continue improving its manufacturing efficiency, thus requiring a smaller quantity of reagent for each stent Cordis manufactures. Cordis continues to purchase a substantial majority of the reagents we sell. Our reagents are a critical raw material component of the Cypher stent and any substantial decrease in the number of Cypher stent units sold could have a material adverse impact on reagent sales.

     Partially offsetting lower reagent sales in the first quarter of fiscal 2004 was an increase of $316,000, or 60%, (to $846,000) in sales of stabilization products and coated glass slides. While the Company expects continued growth in the sale of these products in the near-term, management does not anticipate the growth to occur at the same rate as in the first quarter. One factor that may influence stabilization product sales going forward is the recent signing of an exclusive distribution agreement. Starting in the second quarter of fiscal 2004, SeraCare Life Sciences, Inc. began distributing SurModics’ stabilization products in the U.S. and Puerto Rico. SeraCare has a larger sales force and currently distributes a broad line of biological diagnostic components that are complementary to the Company’s stabilization products and distributes to the same customer base: diagnostic kit manufacturers, pharmaceutical companies and research labs. Stabilization product margins will likely decrease as a result of the agreement, however, management believes this margin decrease may be more than offset over time by increased sales through SeraCare.

     Commercial development revenue was $858,000 in the first quarter of 2004, down 24% from $1.1 million in the same period in 2003. This decrease results principally from the lower level of clinical coating work on the Cypher stent since Cordis received U.S. FDA approval for the Cypher stent in April 2003. The Company continues to perform other paid development work for Cordis and other customers, but on a smaller scale. Cordis accounted for a less than half of the paid development work performed by the Company during the first quarter, all of which was related to Cordis’ drug-eluting stent program. Management expects fiscal 2004 first quarter’s results (on a dollar basis) to be a reasonable indicator of the Company’s near-term quarterly development revenue.

     As a result of our current technology and existing relationships with customers in large, attractive markets, we believe we are well positioned to pursue long-term growth opportunities. We believe that drug delivery has the potential to change the landscape of the current medical-device industry. We believe drug-eluting stents are simply the first example of how drugs and medical devices can be combined to produce improved medical results and patient benefits. Significant opportunities exist to deliver drugs from a wide range of other medical devices. In the first quarter of 2004, we completed a new strategic plan to help guide the long-term management of the Company. The strategic plan outlines opportunities and highlights long-term growth potential in four key markets: cardiovascular, ophthalmology, orthopedics and neurology. In the cardiovascular market, the Company intends to continue to leverage its expertise in drug-eluting coatings, hemocompatible (i.e., blood compatible) coatings that prevent blood components from attaching to medical devices and lubricity coatings. In the ophthalmology market, we intend to expand our drug-eluting technology to ophthalmic implants to treat certain eye diseases. We believe that our drug-eluting technologies also have significant opportunities in the orthopedic market, where our coatings may reduce inflammation and promote healing of patients receiving orthopedic devices such as hip, knee and joint implants. In the neurology market, we believe our lubricity and drug-eluting coatings have broad applicability as well.

     The Company currently has 60 customers licensing the Company’s patented or proprietary technology with respect to 134 product applications, 70 of which are generating royalties. The Company continues to sign new license and development agreements involving our patented or proprietary technology, including six in the first quarter of fiscal 2004. Further, we expect that our customers will launch for sale

(commercialize) an additional 10-12 products in fiscal 2004. While we have numerous customers and products in our portfolio, revenue continues to be concentrated. In fiscal year 2003, our top 3 customers accounted for 71% of total revenue. However, we do not anticipate that this new product activity will generate sufficient royalty revenue in the near future to replace that which may be lost as a result of increased competition in the drug-eluting stent market or to allow the Company’s growth rate to remain at historical levels in the near future.

     While the Company has undertaken and will continue its research and development efforts internally, with customers and through strategic investments in third parties, the development of new medical devices and therapies may take years for our customers to commercialize and is often outside our control. As a result, we expect that our royalty revenue and its corresponding impact on our net income are likely to be cyclical depending upon the timing of the development of new surface-modification technologies or applications by us or our collaboration partners as well as the timing of commercialization of new medical devices and applications by our customers that achieve significant market acceptance.

     Product costs and margins. Product costs were $736,000 for the first quarter of fiscal 2004, an increase of $149,000, or 25%, compared with the same period of fiscal 2003. Combined product margins decreased to 72% in the first quarter of fiscal 2004 from 81% in the same period last year. A greater mix of stabilization and slide sales, both of which carry lower margins than reagents, contributed to some of the decline in margins, in addition to lower prices on reagents sold to Cordis as discussed above. Since we anticipate sales of stabilization and slide products will continue to constitute an increasing percentage of our product sales (as sales of reagents are anticipated to continue declining), we anticipate that combined product margins will continue to decline. If portions of our manufacturing operations are moved to our newly-completed manufacturing facility in Bloomington, Minnesota, we anticipate increased production costs, higher depreciation costs, and higher reagent costs even after manufacturing is fully transitioned to the new facility, depending on the capacity utilization of the facility. We continue to assess our current and long-term facilities needs and usage as we seek to implement our strategic plan. See “Liquidity and Capital Resources.”

     Research and development expenses. Research and development expenses were $3.1 million for the first quarter of fiscal 2004, an increase of $486,000, or 18%, compared with the same period of fiscal 2003. A significant portion of this increase was attributable to higher depreciation and facilities costs as the Company moved segments of its research and development activities to a previously-renovated portion of its Bloomington facility during the first fiscal quarter of 2004. In the first quarter of fiscal 2004, we began to depreciate the full cost of the completed manufacturing facility. Management expects quarterly research and development expense (including depreciation from the two facilities) to increase on a sequential quarterly basis for the balance of the fiscal year.

     Sales and marketing expenses. Sales and marketing expenses were $543,000 for the first quarter of fiscal 2004, essentially unchanged compared with the same period of fiscal 2003. Management expects sales and marketing expense to remain approximately the same throughout the remainder of the fiscal year.

     General and administrative expenses. General and administrative expenses were $1.4 million for the first quarter of fiscal 2004, essentially unchanged compared with the same period of fiscal 2003. However, lower legal costs in the first quarter of fiscal 2004 were offset by a substantial increase in directors and officers insurance premiums, as well as an increase in personnel recruiting costs. For the balance of the fiscal year, management anticipates modest sequential quarterly growth in general and administrative expense.

     Other income, net. Other income was $295,000 for the first quarter of fiscal 2004, a decrease of $328,000, or 53%, compared with the same period of fiscal 2003. While investment income decreased as a result of lower investment yields and the early payoff of a $1.8 million note receivable, most of the decrease reflects lower gains generated from our investment portfolio. In the first quarter of fiscal 2003, the Company’s investment adviser sold and reinvested a portion of the Company’s bond portfolio generating a gain of $240,000. Results in the first quarter of fiscal 2004 reflect approximately $19,000 in gains from such sales.

     Income tax expense. The Company’s income tax provision was $2.5 million for the first quarter of fiscal 2004 compared with $1.3 million in the same period of fiscal 2003. The effective tax rates were 37.5% for both fiscal periods.

Liquidity and Capital Resources

     As of December 31, 2003, the Company had working capital of $12.7 million and cash, cash equivalents and investments totaling $49.8 million. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company generated positive cash flows from operating activities of $2.9 million in the first three months of fiscal 2004, a decrease of 32% from the same period of last year.

     In October 2003, the Company received prepayment of approximately $1.8 million due on a note receivable related to property the Company sold in June 2002. With this payment, the note was paid in its entirety.

     In October 2001, the Company purchased a facility in Bloomington, Minnesota, situated on 27 acres of land, for approximately $7.1 million and expended an additional $16.5 million throughout fiscal 2002 and 2003 on capital improvements to upgrade laboratories and to complete the construction of additional manufacturing capacity. The manufacturing facility was completed during the fourth quarter of fiscal 2003, and provides significant capacity to support future growth for the Company. We continue to assess how our new facility, as well as our existing Eden Prairie, Minnesota facility, can best fit within our strategic plan and the manufacturing requirements that can result from emphasis on various components of the plan. As part of this process, we must analyze our near-term and long-term space needs and determine how to manage the higher costs associated with having both facilities.

     Consistent with the Company’s strategic plan, the Company has invested $4.9 million in (and on February 10, 2004 loaned $285,000 to) Novocell, Inc., a privately-held Irvine, California-based biotech firm that is developing a unique treatment for diabetes using cell-encapsulation. Working with Novocell, the Company’s researchers have created a coating that encapsulates pancreatic islet cells — the cells that produce insulin in the human body. If successful, this treatment using coated islet cells could dramatically change the treatment of diabetes. While the Company anticipates that its investment in Novocell will help facilitate the commercialization of its technology and result in revenue for the Company in the future, there can be no assurance that this will occur. Novocell’s primary technology is in its development stage, and we anticipate that it will be years before commercialization may be realized. The $4.9 million investment, which is accounted for under the cost method, is included in other assets and represents an ownership interest of less than 15%.

     In support of the Company’s strategic plan in the ophthalmology market, on February 3, 2004, the Company invested $2.1 million in InnoRx, Inc., an Alabama-based, early-stage company developing unique drug delivery devices and therapies for the ophthalmology market. The Company has agreed to invest a total of $3.5 million, the remaining $1.4 million of which will be invested subject to InnoRx completing certain development and regulatory milestones. In collaboration with the Company, InnoRx is developing a patented, implantable coil to deliver therapeutic agents in the eye to treat various retinal diseases. This product utilizes SurModics’ site-specific drug delivery technology.

While the Company anticipates that its investment in InnoRx will help facilitate the commercialization of its technology and result in revenue for the Company in the future, there can be no assurance that this will occur. InnoRx’s primary technology is in its development stage, and we anticipate that it will be years before commercialization may be realized. The $2.1 million investment, which is accounted for under the cost method, is included in other assets and, together with the remaining $1.4 million to be invested, would represent an ownership interest of less than 20%.

     Risks and uncertainties surrounding a development-stage company’s ability to obtain on a timely and frequent basis financing needed to continue its development activities currently affect, and will continually affect, the prospects of the Company’s investments in Novocell and InnoRx and the revenue they may ultimately generate. Neither of these companies has full funding for its development activities. There is no assurance that Novocell’s current efforts to meet its immediate financing needs will be successful or that future financing needs of Novocell or InnoRx will be met when required. If adverse results occur in Novocell’s or InnoRx’s development of its respective technology or if its financing needs are not continually met, the viability of such company and its efforts in providing a future revenue source for the Company will be in jeopardy and the Company’s investment in such company would likely be considered impaired and charged against the Company’s earnings at such time.

     As of December 31, 2003, the Company had no debt, nor did it have any credit agreements. The Company believes that its existing capital resources will be adequate to fund SurModics’ operations into the foreseeable future.

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

     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others: (i) the trend of consolidation in the medical-device industry, resulting in more significant, complex and long-term contracts than in the past and potentially greater pricing pressures; (ii) frequent intellectual property litigation in the medical-device industry that may directly or indirectly adversely affect our customers’ ability to market their products incorporating SurModics’ technologies; (iii) our ability to protect our own intellectual property; (iv) healthcare reform efforts and reimbursement rates for medical-device products that may adversely affect our customers’ ability to cost-effectively market and sell devices incorporating SurModics’ technologies; (v) the Company’s significant dependence upon Cordis, which causes our financial results and stock price to be subject indirectly to factors affecting Cordis and its Cypher stent program, including among others, the rate of market penetration by Cordis, the timing and impact of market introduction of competing products, product safety or efficacy concerns, and intellectual property litigation generally and specifically the litigation involving Boston Scientific Scimed, Inc. and Cordis currently pending in U.S. District Court for the District of Delaware (and scheduled for trial in June 2005) in which each alleges its patent rights are being infringed by the other’s drug-eluting stent, and each has been denied the preliminary injunction it has requested against the other, though Cordis has appealed denial of its requested preliminary injunction against Boston Scientific’s coronary drug-eluting stent, which appeal is scheduled to be heard in April 2004 by the Court of Appeals for the Federal Circuit; (vi) the Company’s ability to attract new licensees and to enter into agreements for additional product applications with existing licensees, the willingness of potential licensees to sign license agreements under the terms offered by the Company, and the Company’s ability to maintain satisfactory relationships with its licensees; (vii) market acceptance of products sold by customers incorporating SurModics’ technologies and the timing of new product introductions by licensees; (viii) market acceptance of products sold by customers’ competitors and the timing and pricing of new product introductions by customers’ competitors; (ix) the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances, which may result in lost market opportunities or postpone or preclude product commercialization by licensees; (x) efficacy or safety concerns with respect to products marketed by SurModics and its licensees, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; (xi) product liability claims not covered by insurance; (xii) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (xiii) economic and other factors over which the Company has no control, including changes in inflation and consumer confidence; (xiv) acts of God or terrorism which impact the Company’s personnel or facilities; (xv) any delays or quality problems in the supply of raw materials used by the Company to manufacture its products, including some raw materials that currently are being purchased only from single sources; and (xvi) other factors described in the “Risk Factors” and other sections of SurModics’ filings with the Securities and Exchange Commission which are incorporated herein by reference. Many of these factors are outside the control and knowledge of the Company and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon the Company’s forward-looking information and to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     SurModics’ investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $630,000 decrease in the fair value of the Company’s available-for-sale securities as of December 31, 2003, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material. Also, the Company’s foreign currency exposure is not significant.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Company held its Annual Meeting of Shareholders on January 26, 2004.

(b)	Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934. The shareholders voted on two matters: (i) to set the number of directors at nine (9) and (ii) to elect Class II directors. The shareholders approved both matters by the following votes:

			Votes	Votes	Broker
		Votes For	Against	Abstained	Non-Votes
(i)	Set the number of directors at nine (9)	15,655,857	117,746	17,654	—

			Votes	Broker
		Votes For	Withheld	Non-Votes
(ii)	Elect Class II directors
	John W. Benson	15,601,147	190,110	—
	Gerald B. Fischer	15,559,541	231,716	—
	Kendrick B. Melrose	15,504,785	286,472	—

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits —

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K — A report on Form 8-K dated October 29, 2003 was furnished on October 29, 2003, pursuant to Item 12 and related to the issuance of a press release announcing the results for the Company’s fourth quarter and fiscal year ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurModics, Inc.

February 17, 2004	By:	/s/ Philip D. Ankeny

Philip D. Ankeny Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2003

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