Form 10-Q
period 2004-06-30
SURMODICS INC
filed 2004-08-16
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Yes ☑            No ☐

     Inte by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes ☑            No ☐

     The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of July 30, 2004 was 17,524,261.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SURMODICS, INC.
Condensed Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30,	September 30,
	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$12,429	$4,007
Short-term investments	3,617	2,640
Accounts receivable, net	7,692	9,145
Inventories	1,011	863
Deferred tax asset	345	345
Prepaids and other	932	759

Total current assets	26,026	17,759

Property and equipment, net	16,045	33,936
Long-term investments	38,452	39,164
Deferred tax asset	6,400	—
Other assets, net	7,642	6,949

	$94,565	$97,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$448	$1,118
Accrued liabilities	1,548	6,312
Accrued income taxes payable	1,637	1,558
Deferred revenue	978	1,039

Total current liabilities	4,611	10,027
Deferred tax liability	—	27
Deferred revenue, less current portion	1,507	1,640

Total liabilities	6,118	11,694

Commitments and Contingencies
Stockholders’ Equity
Series A Preferred stock-
$.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock-
$.05 par value, 45,000,000 shares authorized; 17,524,261 and 17,439,435 shares issued and outstanding	876	872
Additional paid-in capital	57,468	56,453
Unearned compensation	(683)	(466)
Accumulated other comprehensive income	(125)	337
Retained earnings	30,911	28,918

Total stockholders’ equity	88,447	86,114

	$94,565	$97,808

The unauditied accompanying notes are an integral part of these condensed financial statements.

SURMODICS, INC.
Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenue
Royalties and license fees	$7,505	$8,531	$25,078	$17,309
Product sales	2,808	2,824	8,211	8,756
Research and development	1,131	1,464	2,980	4,543

Total revenue	11,444	12,819	36,269	30,608

Operating costs and expenses
Product	812	582	2,300	1,952
Research and development	3,014	3,225	9,442	8,929
Sales and marketing	370	483	1,359	1,437
General and administrative	1,538	1,570	4,492	4,485
Asset impairment charge	16,497	—	16,497	—

Total operating costs and expenses	22,231	5,860	34,090	16,803

Income (loss) from operations	(10,787)	6,959	2,179	13,805

Other income
Investment income	290	354	835	1,101
Gain on sale of investments	164	133	184	423

Other income	454	487	1,019	1,524

Income (loss) before income taxes	(10,333)	7,446	3,198	15,329
Income tax (provision) benefit	3,842	(2,874)	(1,205)	(5,837)

Net income (loss)	($6,491)	$4,572	$1,993	$9,492

Basic net income (loss) per share	($0.37)	$0.26	$0.11	$0.55
Diluted net income (loss) per share	($0.37)	$0.26	$0.11	$0.53
Weighted average shares outstanding
Basic	17,515	17,402	17,484	17,338
Dilutive effect of outstanding stock options	—	482	296	495

Diluted	17,515	17,884	17,780	17,833

The unaudited accompanying notes are an integral part of these condensed financial statements.

SURMODICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30,

	2004	2003

Operating Activities
Net income	$1,993	$9,493
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	2,519	1,860
Gain on sale of investments	(184)	(423)
Asset impairment charge	16,497	—
Noncash compensation	161	112
Deferred taxes	(6,427)	(63)
Tax benefit from exercise of stock options	—	1,100
Change in operating assets and liabilities:
Accounts receivable	1,453	(2,751)
Inventories	(148)	(85)
Accounts payable and accrued liabilities	(5,434)	1,640
Income taxes	79	3,093
Deferred revenue	(194)	867
Prepaids and other	(205)	184

Net cash provided by operating activities	10,110	15,027

Investing Activities
Purchases of property and equipment	(1,108)	(12,334)
Purchases of available-for-sale investments	(33,455)	(58,263)
Sales/maturities of available-for-sale investments	32,910	51,399
Investments in InnoRx, Inc. and Novocell, Inc.	(2,481)	(925)
Purchase of Octoplus license option	(64)	—
Payments received on note receivable	1,869	22

Net cash used in investing activities	(2,329)	(20,101)

Financing Activities
Issuance of common stock	641	1,124

Net change in cash and cash equivalents	8,422	(3,950)
Cash and Cash Equivalents
Beginning of period	4,007	9,207

End of period	$12,429	$5,257

Cash paid for taxes	$7,260	$1,630

The unaudited accompanying notes are an integral part of these condensed financial statements.

SURMODICS, INC.
Notes to Condensed Financial Statements
(Unaudited)

(1) Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three months and nine months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, with an effective date of June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than temporary. The adoption of EITF Issue No. 03-01 did not have an impact on our results of operations or financial condition.

     In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2), which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. FSP 106-2 supersedes FSP 106-1 that was issued in January 2004 under the same title. FSP 106-2 is effective for the first interim period beginning after June 15, 2004. The Company does not sponsor a postretirement healthcare plan so FSP 106-2 will not have an impact on our results of operations or financial condition.

(3) Inventories (dollars in thousands)

     Inventories are stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components:

	June 30,	September 30,
	2004	2003
Raw materials	$546	$413
Finished goods	465	450

	$1,011	$863

(4) Operating Segments (dollars in thousands)

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

     At the end of the second fiscal quarter, the Company announced a corporate reorganization intended to sharpen its focus on customer needs and accelerate its technology leadership. The Company is now organized into five technology-centered business units. In addition, management created a new business development function to support the Company’s increasing interest in evaluating and gaining rights to new technologies created outside the Company.

     Effective with the reorganization, the Company currently manages its business on the basis of the operating segments noted in the table below, which are comprised of the five business units formed by the reorganization. The three operating segments are aggregated into one reportable segment. The “Drug Delivery” operating segment contains the Drug Delivery business unit. The “Hydrophilic and Other” operating segment is comprised of three business units: (1) Hydrophilic Technologies, (2) Regenerative Technologies and (3) SurModics New Ventures. The “Diagnostics” operating segment contains the Diagnostics and Drug Discovery business unit. Each operating segment has similar economic characteristics, technology, manufacturing processes, customers, regulatory environments, and shared infrastructures. The Company manages its expenses on a company-wide basis, as many costs and activities are shared among the business units and a majority of the Company’s employees reside in shared resource units. The focus of the business units is providing solutions to customers and maximizing revenue over the long-term.

(4) Operating Segments —continued (dollars in thousands)

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating segment
Drug Delivery	$5,692	$5,982	$19,908	$13,438
Hydrophilic and Other	3,739	3,863	10,315	9,400
Diagnostics	2,013	2,974	6,046	7,770

Total revenue	$11,444	$12,819	$36,269	$30,608

(5) Stock-based Compensation (dollars in thousands, except per share data)

     The Company accounts for stock options under the intrinsic value method as described in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation expense has been recognized. Had compensation expense for the options been determined using the fair value method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, the Company’s net income and diluted net income per share for the three and nine months ended June 30, 2004 and June 30, 2003 would have been as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)
As reported	($6,491)	$4,572	$1,993	$9,492
Fair value compensation expense	(538)	(433)	(1,476)	(1,038)

Pro forma	($7,029)	$4,139	$517	$8,454

Basic net income (loss) per share:
As reported	($0.37)	$0.26	$0.11	$0.55
Fair value compensation expense	(.03)	(.02)	(.08)	(.06)

Pro forma	($0.40)	$0.24	$.03	$0.49

Diluted net income (loss) per share:
As reported	($0.37)	$0.26	$0.11	$0.53
Fair value compensation expense	(.03)	(.03)	(.08)	(.06)

Pro forma	($0.40)	$0.23	$.03	$0.47

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended June 30, 2004 and June 30, 2003, respectively: risk-free interest rates of 3.94% and 3.18%; expected lives of 7.8 and 7.9; and expected volatility of 67%, and 70%. The weighted-average assumptions for the nine months ended June 30, 2004 and June 30, 2003, respectively: risk-free interest rates of 3.56% and 3.05%; expected lives of 7.4 and 7.3; and expected volatility of 67%, and 70%.

(6) Comprehensive Income (dollars in thousands)

     The components of comprehensive income for the three-month and nine-month periods are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	($6,491)	$4,572	$1,993	$9,492
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	(452)	87	(347)	110
Less reclassification adjustment for realized gains included in net income, net of tax	(103)	(82)	(115)	(262)

Other comprehensive income (loss)	(555)	5	(462)	(152)

Comprehensive income (loss)	($7,046)	$4,577	$1,531	$9,340

(7) Asset Impairment Charge

     On June 23, 2004, the Company announced in a press release that it expected to record an asset impairment charge against its Bloomington, Minnesota contract manufacturing facility. Results in the third quarter of fiscal 2004 include a non-cash asset impairment charge of $16.5 million. The Company engaged several commercial real estate brokerage firms to assess the market valuation of similar types of commercial property. Management determined the fair value using this real estate market data. The Company is seeking to sell or lease the Bloomington facility and plans to consolidate operations of all business units at its Eden Prairie, Minnesota headquarters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is a leading provider of surface modification and drug delivery solutions for medical-device and biomedical applications. One of the Company’s core surface-modification technology platforms is its patented drug-delivery polymer matrix technology. This technology can be applied to medical devices to deliver pharmaceutical agents from the surface of a device to a targeted area of the body, often enabling sustained release of the pharmaceutical agents. In addition, the Company’s patented PhotoLink® technology is another core technology platform on which many of the Company’s leading surface-modification capabilities are based. This technology platform helps modify and enhance the surface characteristics of medical devices and biomedical applications improving performance and, in some cases, enabling the development of new products. In addition to these surface-modification and drug delivery technologies, the Company also generates revenue from the licensing of in vitro diagnostic technology developed in the early stages of the Company’s development that is used in rapid point-of-care diagnostic testing (diagnostic royalties) and from the sale of stabilization products used by manufacturers of immunoassay diagnostic tests to improve performance, stability and shelf life (stabilization products).

     The Company recently reorganized itself into five technology-centered business units and currently reports and manages its business on the basis of the operating segments outlined in Note 4 to the Company’s unaudited condensed financial statements included in this quarterly report. The “Drug Delivery” operating segment contains the Drug Delivery business unit, which is responsible for technologies dedicated to site specific delivery of drugs and which currently derives a substantial majority of its revenue from Cordis Corporation (a Johnson & Johnson company) on its Cypher stent. The Cypher stent incorporates a proprietary SurModics coating that delivers a therapeutic drug that is designed to reduce the occurrence of restenosis in coronary artery lesions. The “Hydrophilic and Other” operating segment is comprised of three business units: (1) Hydrophilic Technologies unit which focuses on enhancing medical devices with advanced lubricious coatings that facilitate their placement and maneuverability in the body; (2) Regenerative Technologies unit which encompasses the Company’s hemocompatibility, tissue engineering and cell encapsulation technologies; and (3) SurModics New Ventures unit which is dedicated to the identification, research and development of new technologies outside the research conducted in the other business units. The “Diagnostics” operating segment contains the Diagnostics and Drug Discovery business unit which includes the Company’s genomics and slide technologies (licensed to Amersham plc, now part of GE Healthcare’s Biosciences Division), the Company’s stabilization products for immunoassay diagnostics test, and its in vitro diagnostic format technology (licensed to Abbott Laboratories), and which derives a significant percentage of its revenue from Amersham plc and Abbott Laboratories. For more information on the operating segments, refer to Note 4 to the Company’s unaudited condensed financial statements included in this quarterly report. The segment results in Note 8 to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 are presented in the format used prior to the reorganization.

     The Company’s revenue in each of its operating segments is derived from three primary activities: (1) royalties and license fees from licensing its patented or proprietary technologies to customers; (2) product sales (reagent chemical compounds to licensees, stabilization products to the diagnostics industry, and coated slides to the genomics market); and (3) research and development fees generated on projects for commercial customers and pursuant to government grants.

Critical Accounting Policies and Estimates

     Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. For a detailed description of our critical accounting policies, see the notes to the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2003.

Results of Operations

Three Months Ended June 30, 2004 and 2003

     Revenue. The Company’s revenue was $11.4 million in the third quarter of fiscal 2004, a decrease of $1.4 million, or 11%, compared with the same period of fiscal 2003. The revenue components were as follows (in thousands):

			Increase	% Increase
(Dollars in thousands)	Fiscal 2004	Fiscal 2003	(Decrease)	(Decrease)
Revenue:
Royalties and license fees	$7,505	$8,531	($1,026)	-12%
Product sales	2,808	2,824	(16)	-1%
Research and development	1,131	1,464	(333)	-23%

Total revenue	$11,444	$12,819	($1,375)	-11%

     The record-setting revenue of $12.8 million in the third quarter of fiscal 2003 included a one-time royalty payment of $1.0 million and a $500,000 milestone payment from Amersham plc. Current period royalties and license fees include $85,000 in like milestones. Year over year revenue is roughly flat if these two one-time items are excluded from prior year results. Revenue growth over the past several quarters was fueled largely by an increase in royalties from Cordis Corporation (a Johnson & Johnson company) on its Cypher stent. Until recently, Cordis was the sole marketer of drug eluting stents in the U.S. However with the recent U.S. Food and Drug Administration (FDA) approval of a competing drug eluting stent (approved near the end of our second fiscal quarter), royalties decreased significantly in the third quarter, compared with second quarter of fiscal 2004. In addition, there was a significant decrease from last year’s third quarter in the minimum royalty from Amersham plc. Last quarter we discussed that for the balance of the fiscal year 2004, minimum royalties from Amersham would be lower compared with the prior year periods because of a contractual decrease.

     As discussed above, Boston Scientific Corp. was granted approval by the FDA to begin marketing in the U.S. its Taxus drug-eluting stent in March, 2004. The Boston Scientific stent competes directly with the Cypher stent. As such, we anticipate that while the overall market for drug-eluting stents will continue to grow, quarterly royalty revenue from the current generation Cypher stent will be volatile as the two sole U.S. marketers of drug eluting stents compete in the marketplace. Management expects royalties from the Cypher stent to constitute a significant portion of our revenue throughout the remainder of fiscal 2004 and into fiscal 2005.

     There is currently pending litigation involving Boston Scientific Scimed, Inc. and Cordis in U.S. District Court for the District of Delaware in which each alleges its patent rights are being infringed by the other’s drug-eluting stent, and each has been denied the preliminary injunction it has requested against the other. The companies are scheduled for trial in June 2005.

     Fiscal 2004 third quarter product sales decreased about 1% from the same period in fiscal 2003. Revenue from reagent chemical sales increased modestly from the same period in 2003; however sales to Cordis decreased about 20% as a result of contractually lower reagent prices. For the next several quarters, management expects revenue from sales of reagents to Cordis to decline as a result of a contractual decrease in reagent prices that began in the second quarter of fiscal 2004, and because Cordis may continue improving its manufacturing efficiency, thus requiring a smaller quantity of reagent for each stent Cordis manufactures. Cordis continues to purchase a majority of the reagents we sell. Reagents are a critical raw material component of the Cypher stent, and any substantial decrease in the number of Cypher stent units sold could also have a material adverse impact on reagent sales. Offsetting the decrease in reagent sales to Cordis was a significant increase in non-Cordis reagent sales. Management believes the increase in non-Cordis reagent sales is more than likely due to several one-time factors pertaining to our licensees, so it is unlikely non-Cordis reagent sales will continue to grow at the rate experienced in the current quarter for the rest of the fiscal year. These same reagents also are more costly to manufacture and contributed to the increase in product costs described below.

     In addition to the sale of reagents, product sales results include revenue generated from the sale of stabilization products and coated glass slides. Results from the sale of these products decreased slightly in the current quarter. Management expects the current quarter’s results (on a dollar basis) to be a reasonable indicator of the Company’s near-term quarterly stabilization product and coated glass slide revenue. One factor that may influence stabilization product sales going forward is the signing of an exclusive distribution agreement. SeraCare Life Sciences, Inc. began distributing SurModics’ stabilization products in the U.S. and Puerto Rico during the second fiscal quarter of 2004. SeraCare has a larger sales force and currently distributes a broad line of biological diagnostic components that are complementary to the Company’s stabilization products and distributes to the same customer base: diagnostic kit manufacturers, pharmaceutical companies and research labs. Stabilization product margins will likely decrease as a result of the agreement; however, management believes this margin decrease may be more than offset over time by increased sales through SeraCare.

     Research and development revenue was $1.1 million in the third quarter of 2004, a 23% decrease from the same period in 2003. This decrease results principally from the lower level of clinical coating work on the Cypher stent since Cordis received U.S. FDA approval for the Cypher stent in April 2003. The Company continues to perform other paid development work for Cordis related to future generations of its drug-eluting stent and other customers, but on a smaller scale. When research and development revenue from Cordis is excluded from both periods, non-Cordis research and development revenue increased significantly from the third quarter of fiscal 2003. Cordis accounted for less than half of the paid development work performed by the Company during the third quarter. Management expects the current quarter’s results (on a dollar basis) to be a reasonable indicator of the Company’s near-term quarterly research and development revenue

     Product costs and margins. The Company’s product costs were $812,000 for the third quarter of fiscal 2004, an increase of $230,000, or 40%, compared with the same period of fiscal 2003. Overall product gross margins were 71%, down from 79% last year. Since management anticipates sales of stabilization and slide products will continue to constitute an increasing percentage of our product sales (as sales of reagents are anticipated to continue their modest decline), we expect that overall product margins are likely to decline modestly.

     Research and development expenses. Research and development expenses were $3.0 million for the third quarter of fiscal 2004, a decrease of $211,000, or 7%, compared with the same period of fiscal

2003. The decrease was primarily a result of lower payroll costs partially offset by increased patent-related legal costs. Management believes research and development expenses will remain roughly flat in the future as lower depreciation expense on the Bloomington facility will be offset by investments in research and development. The Company recently announced it was taking an impairment charge on the facility, thus reducing the depreciation expense of that facility.

     Sales and marketing expenses. Sales and marketing expenses were $370,000 for the third quarter of fiscal 2004, a $113,000 or 23% decrease from the same period of fiscal 2003. A substantial portion of the decrease resulted from lower payroll costs related to a reduction in marketing personnel in connection with a recent company-wide reorganization. Management anticipates increased sales and marketing expenses over the next several quarters as the Company expands the size of its sales force. In addition, the Company recently announced it plans to expand its sales presence in Europe.

     General and administrative expenses. General and administrative expenses were $1.5 million for the third quarter of fiscal 2004, a decrease of 2% compared with the same period of fiscal 2003. Lower legal costs in the third quarter of fiscal 2004 were partially offset by an increase in compensation expense and recruiting costs. Over the next several quarters, management anticipates modest sequential quarterly growth in general and administrative expense.

     Other income, net. The Company’s other income was $454,000 for the second quarter of fiscal 2004, a decrease of $33,000 or 7%, compared with the same period of fiscal 2003. Investment income decreased as a result of lower investment yields and the early payoff of a $1.8 million note receivable.

     Income tax benefit. The Company’s income tax benefit was $3.8 million for the third quarter of fiscal 2004 compared with a $2.9 million provision in the same period of fiscal 2003. The decrease in the tax provision results principally from the $16.5 million impairment charge recorded in the current quarter. The effective tax rates were 37.2% in fiscal 2004 and 37.5% in fiscal 2003.

     On June 23, 2004, the Company announced in a press release that it expected to record an asset impairment charge against its Bloomington, Minnesota contract manufacturing facility. Results in the third quarter of fiscal 2004 include a non-cash asset impairment charge of $16.5 million. The Company engaged several commercial real estate brokerage firms to assess the market valuation of similar types of commercial property. Management determined the fair value using this real estate market data. The Company is seeking to sell or lease the Bloomington facility and will consolidate operations at its Eden Prairie, Minnesota headquarters.

Nine Months Ended June 30, 2004 and 2003

     Revenue. The Company’s revenue was $36.3 million for the first nine months of fiscal 2004, an increase of $5.7 million, or 18%, compared with the same period of fiscal 2003. The revenue components were as follows (in thousands):

			Increase	% Increase
(Dollars in thousands)	Fiscal 2004	Fiscal 2003	(Decrease)	(Decrease)
Revenue:
Royalties and license fees	$25,078	$17,309	$7,769	45%
Product sales	8,211	8,756	(545)	-6%
Research and development	2,980	4,543	(1,563)	-34%

Total revenue	$36,269	$30,608	$5,661	18%

     The revenue growth in the first nine months was the result of a 45% increase in royalties and license fees driven largely by an increase in royalties from Cordis Corporation on its Cypher stent. This growth was partially offset by decreasing product sales and research and development revenue as shown in the table above. The increase in royalties from the Cypher stent in fiscal 2004 was partially offset by a $854,000 decline in license fees compared with the same period in fiscal 2003. The first quarter of fiscal 2003 included a one-time recognition of $340,000 of deferred revenue resulting from the termination by the Company of a non-performing license agreement and the $500,000 milestone referred to above. The increase in Cypher royalties was also partially offset by a contractual decrease in minimum royalties from Amersham plc as discussed above.

     Product revenue decreased 6% in the first nine months of fiscal 2004 from the same period last year. Revenue from reagent chemical sales decreased 11% from the same period in fiscal 2003 primarily reflecting reduced revenue from reagents sold to Cordis resulting from contractually lower reagent prices. Management expects reagent sales to Cordis will continue to decrease as Cordis adjusts its manufacturing capacity to accommodate the recent entry of competition in the U.S. drug eluting stent marketplace and continues to improve its manufacturing efficiency. Non-Cordis reagent sales increased 49% from the same period in fiscal 2003. While the Company anticipates non-Cordis reagent sales growth, management does not expect it to continue at this rate. Despite the decrease in reagent sales to Cordis, it continues to purchase a majority of the reagents we sell and our reagents are a critical raw material component of the Cypher stent so any substantial decrease in the number of Cypher stent units sold could have a material adverse impact on reagent sales.

     Partially offsetting lower reagent sales in the first nine months of fiscal 2004 was a modest increase in sales of stabilization products and coated glass slides. Management expects modest growth in stabilization and slide product sales for the next several quarters. One factor that may influence stabilization product sales going forward is the recent signing of an exclusive distribution agreement with SeraCare Life Sciences, Inc. as described above.

     Finally, research and development revenue in the first nine months of fiscal 2004 decreased 34% to $3.0 million. This decrease principally reflects the lower level of clinical coating work on the Cypher stent as described above. Cordis accounted for less than half of the paid development work performed by the Company during the first nine months of fiscal 2004. Development revenue increased 39% year to date when Cordis results are excluded from both fiscal periods.

     Product costs and margins. The Company’s product costs were $2.3 million for the first nine months of fiscal 2004, an increase of 18% compared with the same period of fiscal 2003. Higher cost non-Cordis reagents made up a higher percentage of total product sales in the current period. Overall product margins were 73% in the first nine months of fiscal 2004, compared with 78% in the same period of fiscal 2003. Management continues to expect downward pressure on margins resulting from the recently signed SeraCare distribution agreement and a contractual reduction in reagent prices for Cordis.

     Research and development expenses. Research and development expenses were $9.4 million for the first nine months of fiscal 2004, an increase of $513,000, or 6%, compared with the same period of fiscal 2003. A significant portion of this increase was attributable to higher depreciation and facilities costs of the Bloomington facility and increased patent-related legal costs. Going forward, a portion of the depreciation expense of the Bloomington facility will decrease as a result of the impairment charge taken in the third quarter of fiscal 2004.

     Sales and marketing expenses. Sales and marketing expenses were $1.4 million for the first nine months of fiscal 2004, a decrease of 5% from the same period of fiscal 2003. The decrease primarily reflects lower payroll costs related to a reduction in marketing personnel in connection with the recent company-wide reorganization.

     General and administrative expenses. General and administrative expenses were $4.5 million for the first nine months of fiscal 2004, essentially flat compared with fiscal 2003. While overall expense was flat year over year, an increase in recruiting, utilities, and directors and officers insurance costs offset a decrease in legal expense.

     Other income, net. The Company’s other income was $1.0 million for the first nine months of fiscal 2004, a decrease of $505,000, or 33%, compared with the same period of fiscal 2003. While investment income decreased as a result of lower investment yields and the early payoff of a $1.8 million note receivable, much of the decrease reflects lower gains generated from our investment portfolio. In the first nine months of fiscal 2003, the Company’s investment adviser sold and reinvested a portion of the Company’s bond portfolio generating gains of $423,000. Results in the first nine months of fiscal 2004 reflect approximately $184,000 in gains from such sales.

     Income tax expense. The Company’s income tax provision was $1.2 million for the first nine months of fiscal 2004 compared with $5.8 million in the same period of fiscal 2003. The effective tax rates were 37.7% in fiscal 2004 and 37.5% in fiscal 2003.

     On June 23, 2004, the Company announced in a press release that it expected to record an asset impairment charge against its Bloomington, Minnesota contract manufacturing facility. Results in the third quarter of fiscal 2004 include a non-cash asset impairment charge of $16.5 million. The Company engaged several commercial real estate brokerage firms to assess the market valuation of similar types of commercial property. Management determined the fair value using this real estate market data. The Company is seeking to sell or lease the Bloomington facility and will consolidate operations at its Eden Prairie, Minnesota headquarters.

     As a result of our current technology and existing relationships with customers in large, attractive markets, we believe we are well positioned to pursue long-term growth opportunities. We believe that drug delivery has the potential to change the landscape of the current medical-device industry. We believe drug-eluting stents are simply the first example of how drugs and medical devices can be combined to produce improved results and patient benefits. Significant opportunities exist to deliver drugs from a wide range of other medical devices. In the first quarter of fiscal 2004, we completed a new strategic plan to help guide the long-term management of the Company. The strategic plan outlines opportunities and highlights long-term growth potential in four key markets: cardiovascular, ophthalmology, orthopedics and neurology. In the cardiovascular market, the Company intends to continue to leverage its expertise in drug-eluting coatings, hemocompatible (i.e., blood compatible) coatings that prevent blood components from attaching to medical devices and lubricity coatings. In the ophthalmology market, we intend to expand our drug-eluting technology to ophthalmic implants to treat certain eye diseases. We believe that our drug-eluting technologies also have significant opportunities in the orthopedic market, where our coatings may reduce inflammation and promote healing of patients receiving orthopedic devices such as hip, knee and joint implants. In the neurology market, we believe our lubricity and drug-eluting coatings have broad applicability as well.

     The Company currently has 64 customers licensing the Company’s patented or proprietary technology with respect to well over one hundred product applications, 73 of which are generating royalties. The Company continues to sign new license and development agreements involving our patented or proprietary technology, including ten in the first nine months of fiscal 2004. Further, we expect that our customers will launch for sale (commercialize) at least 10 products in fiscal 2004.

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

     At the end of the second fiscal quarter, the Company’s announced a corporate reorganization intended to sharpen its focus on customer needs and accelerate its technology leadership. The Company is now organized into five technology centered business units. In addition, management created a new business development function to support the Company’s increasing interest in evaluating and gaining rights to new technologies created outside the Company. The business segment results, reported under footnote 4 above, reflect this change.

Liquidity and Capital Resources

     As of June 30, 2004, the Company had working capital of $21.4 million and cash, cash equivalents and investments totaling $54.5 million. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company generated positive cash flows from operating activities of $10.1 million in the first nine months of fiscal 2004, a decrease of 32.7% from the same period of last year.

     In October 2001, the Company purchased a facility in Bloomington, Minnesota, situated on 27 acres of land, for approximately $7.1 million and expended an additional $16.5 million throughout fiscal 2002 and 2003 on capital improvements to upgrade laboratories and to complete the construction of additional manufacturing capacity. As part of a recent reorganization, the Company announced that after careful examination of its redefined business goals, the Company does not believe that contract manufacturing, which the Bloomington facility was built to accommodate, warrants a prominent role in its strategic plan. Furthermore, the Company believes it has adequate manufacturing capacity in its Eden Prairie headquarters to support its business. Accordingly, results in the third quarter of fiscal 2004 include a non-cash asset impairment charge of $16.5 million. The Company is seeking to sell or lease the Bloomington facility and will consolidate operations at its Eden Prairie, Minnesota headquarters.

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

     As of June 30, 2004, the Company had no debt, nor did it have any credit agreements. The Company believes that its existing capital resources will be adequate to fund SurModics’ operations into the foreseeable future.

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

     In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2), which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. FSP 106-2 supersedes FSP 106-1 that was issued in January 2004 under the same title. The Company does not sponsor a postretirement healthcare plan so FSP 106-2 did not have an impact on our results of operations or financial condition.

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

     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others: (i) the trend of consolidation in the medical-device industry, resulting in more significant, complex and long-term contracts than in the past and potentially greater pricing pressures; (ii) frequent intellectual property litigation in the medical-device industry that may directly or indirectly adversely affect our customers’ ability to market their products incorporating SurModics’ technologies; (iii) our ability to protect our own intellectual property; (iv) healthcare reform efforts and reimbursement rates for medical-device products that may adversely affect our customers’ ability to cost-effectively market and sell devices incorporating SurModics’ technologies; (v) the Company’s significant dependence upon Cordis, which causes our financial results and stock price to be subject indirectly to factors affecting Cordis and its Cypher stent program, including among others, the rate of market penetration and product supply by Cordis, the timing and impact of market introduction of competing products, product safety or efficacy concerns, and intellectual property litigation generally and specifically the litigation involving Boston Scientific Scimed, Inc. and Cordis currently pending in U.S. District Court for the District of Delaware (and scheduled for trial in June 2005) in which each alleges its patent rights are being infringed by the other’s drug-eluting stent, (vi) the Company’s ability to attract new licensees and to enter into agreements for additional product applications with existing licensees, the willingness of potential licensees to sign license agreements under the terms offered by the Company, and the Company’s ability to maintain satisfactory relationships with its licensees; (vii) market acceptance of products sold by customers incorporating SurModics’ technologies and the timing of new product introductions by licensees; (viii) market acceptance of products sold by customers’ competitors and the timing and pricing of new product introductions by customers’ competitors; (ix) the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances, which may result in lost market opportunities or postpone or preclude product commercialization by licensees; (x) efficacy or safety concerns with respect to products marketed by SurModics and its licensees, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; (xi) qualification for and/or continuation of government or other funding of research and development work; (xii) product liability claims not covered by insurance; (xiii) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (xiv) economic and other factors over which the Company has no control, including changes in inflation and consumer confidence; (xv) acts of God or terrorism which impact the Company’s personnel or facilities; (xvi) any delays or quality problems in the supply of raw materials used by the Company to manufacture its products, including some raw materials that currently are being purchased only from single sources; and (xvii) other factors described in the “Risk Factors” and other sections of SurModics’ filings with the Securities and Exchange Commission which are incorporated herein by reference. Many of these factors are outside the control and knowledge of the Company and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon the Company’s forward-looking information and to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     SurModics’ investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $630,000 decrease in the fair value of the Company’s available-for-sale securities as of June 30, 2004, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material. Also, the Company’s foreign currency exposure is not significant.

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

     (b) Reports on Form 8-K — A report on Form 8-K dated April 21, 2004 was furnished on April 21, 2004, pursuant to Item 12 and related to the issuance of a press release announcing the results for the Company’s second quarter and six months ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurModics, Inc.
August 16, 2004	By:	/s/ Philip D. Ankeny
Philip D. Ankeny
Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2004

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