Form 10-Q/A
period 2005-03-31
SURMODICS INC
filed 2005-08-10
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
(AMENDMENT NO. 1)

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

SURMODICS, INC.
EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, originally filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2005 (the “Original Filing”), is being filed to reflect a restatement of its condensed balance sheet as of March 31, 2005, as discussed in Note 8 to the financial statements included at Item 1.
     In connection with the Company’s preparation of the Original Filing, the Company recorded an $8,090,000 liability for a contingent stock payment obligation reflecting an event arising when the Company acquired InnoRx, Inc. in January 2005. The Company consulted with outside accounting, tax and valuation advisors regarding such treatment. In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, the Company reassessed its accounting for the contingent stock payment obligation. On August 5, 2005, the Company determined that the initial fair value of the contingent stock payment obligation should have been recorded as permanent equity rather than as a liability. As a result, in this Form 10-Q/A, the Company is restating its condensed balance sheet as of March 31, 2005 to reduce its previously reported other long-term liabilities by $8,090,000 and to increase its previously reported additional paid-in capital by $8,090,000. The restatement does not have an impact on the results of operations for the three-month and six-month periods ended March 31, 2005. Also, as a result of this change in the manner in which the obligation to issue the additional shares of the Company is now recorded, this obligation will not have any impact on future results of operations.
     Although this Form 10-Q/A sets forth the Original Filing in its entirety, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.
     On July 20, 2005, the Company issued a press release announcing its preliminary results of operations for the three- and nine-month periods ended June 30, 2005 and presenting a preliminary condensed balance sheet as of June 30, 2005. The information in such preliminary condensed balance sheet does not reflect the restatement, and accordingly liabilities will be decreased and stockholders’ equity will be correspondingly increased in the Company’s condensed balance sheet to be included in the Company’s Form 10-Q filed for such period.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SURMODICS, INC.
Condensed Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31,	September 30,
	2005	2004
	(As Restated See Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$974	$2,709
Short-term investments	7,869	16,506
Accounts receivable, net	11,277	8,130
Inventories	992	1,040
Deferred tax asset	379	379
Prepaids and other	1,060	805

Total current assets	22,551	29,569

Property and equipment, net	15,155	15,738
Long-term investments	47,832	44,088
Deferred tax asset	8,205	5,579
Other assets, net	15,744	14,613

	$109,487	$109,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$464	$683
Accrued liabilities	1,433	6,751
Accrued income taxes payable	2,096	3,827
Deferred revenue	577	528

Total current liabilities	4,570	11,789
Deferred revenue, less current portion	1,433	1,488
Other long-term liabilities	2,000	2,000

Total liabilities	8,003	15,277

Commitments and contingencies
Stockholders’ Equity
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 18,289,319 and 17,536,656 shares issued and outstanding	914	877
Additional paid-in capital	86,097	57,849
Unearned compensation	(2,239)	(632)
Accumulated other comprehensive income (loss)	(314)	56
Retained earnings	17,026	36,160

Total stockholders’ equity	101,484	94,310

	$109,487	$109,587

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

SURMODICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Six months ended
	March 31,
	2005	2004
Operating Activities
Net income (loss)	($19,134)	$8,416
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation and amortization	1,934	1,770
Loss on InnoRx equity method investment and sales of investments	564	47
Noncash compensation	244	107
Purchased in-process research & development	30,277	—
Deferred taxes	(219)	48
Gain on disposals of property and equipment	(193)	—
Change in operating assets and liabilities:
Accounts receivable	(3,147)	(630)
Inventories	48	(181)
Accounts payable and accrued liabilities	(569)	(5,368)
Income taxes	(1,732)	(49)
Deferred revenue	(6)	111
Prepaids and other	(255)	(298)

Net cash provided by operating activities	7,812	3,973

Investing Activities
Purchases of property and equipment	(224)	(780)
Purchases of available-for-sale investments	(58,610)	(20,692)
Sales/maturities of available-for-sale investments	62,569	20,088
Investments in OctoPlus and other	(3,910)	(287)
Purchase of licenses	(5,223)	—
Investment in and acquisition costs for InnoRx, net of cash acquired	(5,180)	(2,157)
Payments received on note receivable	—	1,869

Net cash used in investing activities	(10,578)	(1,959)

Financing Activities
Issuance of common stock	1,031	471

Net cash provided by financing activities	1,031	471

Net change in cash and cash equivalents	(1,735)	2,485

Cash and Cash Equivalents
Beginning of period	2,709	4,007

End of period	$974	$6,492

Cash paid for income taxes	$8,655	$5,092
The accompanying notes are an integral part of these unaudited condensed financial statements.

SURMODICS, INC.
Notes to Condensed Financial Statements
(Unaudited)
(1) Basis of Presentation and Restatement
     In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three and six month periods ended March 31, 2005, are not necessarily indicative of the results that may be expected for the entire 2005 fiscal year.
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
     In the three-month period ended March 31, 2005, the Company originally recorded its contingent stock payment obligation described in Note 8 as a liability in its condensed balance sheet. Subsequent to the issuance of its condensed financial statements the Company determined that under generally accepted accounting principles this contingent stock payment obligation should have been recorded as permanent equity rather than as a liability. As a result, the accompanying condensed balance sheet as of March 31, 2005 has been restated to reduce long-term liabilities by $8,090,000 and to increase additional paid-in capital by $8,090,000.
(2) New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123(R)), Share-Based Payment (revised 2004). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25. The Statement is effective for the Company beginning in the first quarter of fiscal 2006. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 123(R).
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
    In December 2004, the FASB staff issued FSP FASB 109-1 that provides guidance on the application of FASB Statement No. 109, Accounting for Income Taxes, to the provision within the American Jobs Creations Act of 2004 that provides a tax deduction on qualified production activities. This FSP is effective upon issuance. The adoption of this FSP did not have a material impact on our results of operations or financial position for Fiscal 2005. The Company has not determined the impact for Fiscal 2006.
(3) Other assets
     Other assets consist principally of investments and acquired intellectual property. The balance in other assets increased primarily as a result of the Company’s $3.9 million investment in OctoPlus in the second quarter of fiscal 2005, less accumulated amortization on patents and other intangibles and the retroactive adjustments of our investment in InnoRx, Inc. as a result of our acquisition of all of the assets of InnoRx, Inc. in January 2005. See Note 8 for additional information.
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
     SurModics manages its business on the basis of the operating segments noted in the table below, which are comprised of the Company’s six business units. The three operating segments are aggregated into one reportable segment. The “Drug Delivery” operating segment contains the Drug Delivery business unit and the Ophthalmology business unit. The “Hydrophilic and Other” operating segment consists of three business units: (1) Hydrophilic Technologies, (2) Regenerative Technologies, and (3) SurModics New Ventures. The “Diagnostics” operating segment contains the Diagnostics and Drug Discovery business unit. Each operating segment has similar economic characteristics, technology, manufacturing processes, customers, regulatory environments, and shared infrastructures. The Company manages its expenses on a company-wide basis, as many costs and activities are shared among the business units and a majority of the Company’s employees reside in shared resource units. The focus of the business units is providing solutions to customers and maximizing revenue over the long-term. The accounting policies for segment reporting are the same as for the Company as a whole:

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands)	2005	2004	2005	2004
Operating segment
Drug Delivery	$7,266	$7,318	$14,387	$14,217
Hydrophilic and Other	4,761	3,389	8,994	6,575
Diagnostics	3,678	2,031	6,393	4,033

Total revenue	$15,705	$12,738	$29,774	$24,825

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
     During the quarter ended March 31, 2005, SurModics awarded 2,500 shares of restricted stock. During the six month period ended March 31, 2005, SurModics awarded an aggregate of 59,500 shares of restricted stock, at a weighted average price of $29.87, which increased the balance of unearned compensation by approximately $1.6 million. Each restricted stock award will fully vest after five years.

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

(8) InnoRx, Inc. Acquisition
     On January 18, 2005, SurModics entered into a merger agreement whereby SurModics acquired all of the assets of InnoRx, Inc. by paying approximately $4.1 million in cash and issuing 600,064 shares of SurModics common stock to InnoRx stockholders. Upon the successful completion of all development and commercial milestones involving InnoRx technology acquired in the transaction, SurModics will be required to issue up to a maximum of 600,064 additional shares of its common stock to the former InnoRx stockholders. As the transaction was accounted for as a purchase of assets, SurModics was required to determine the fair value of the assets acquired and the total consideration given. The fair value was determined by an outside valuation consultant.
     Prior to the acquisition, SurModics held an ownership interest in InnoRx of less than 20% and accounted for the investment under the cost method. Upon completion of the InnoRx acquisition, the Company retroactively adjusted its previously reported results to show the impact of accounting for InnoRx under the equity method. The net impact was an approximate $67,000 reduction in net income for the three months and six months ended March 31, 2004 from previously reported results. The assets of InnoRx acquired consisted almost exclusively of in-process research and development. In the three-month period ended March 31, 2005, the Company recorded a charge of $30.3 million to write-off the value of the acquired in-process research and development at the date of acquisition. SurModics purchased InnoRx primarily to acquire all of InnoRx’s rights to a sustained-release intravitreal implant. The implant is designed to deliver drugs to the eye to treat retinal diseases, such as age-related macular degeneration and diabetic macular edema. Management expects to begin Phase I clinical trials in connection with the intravitreal implant in our third fiscal quarter. Assuming successful completion of clinical trials, and assuming the implant continues to be a viable opportunity, SurModics believes it could commence commercial sale of the implant in 2010.
(9) Income Taxes
     The charge for purchased in-process research and development (IPR&D) described in Note 8 is not deductible for income tax purposes. Excluding the IPR&D charge, SurModics would have reported income for the periods ended March 31, 2005. As a result, SurModics recorded an income tax provision for the period ended March 31, 2005. Excluding the effect of the IPR&D charge, SurModics’ effective tax rate was 38.3 % for the six month period ended March 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Accompanying Management’s discussion and analysis of financial condition and results of operations have been updated for the effects of the revisions discussed in Note 1 to the financial statements included in this report.
Overview
     SurModics is a leading provider of surface modification and drug delivery technologies to the healthcare industry. The Company is organized into six technology-centered business units. The “Drug Delivery” operating segment contains the Drug Delivery business unit, which is responsible for technologies dedicated to site specific delivery of drugs, and the Ophthalmology business unit, which is dedicated to the advancement of treatments for eye diseases, such as age-related macular degeneration (AMD) and diabetic macular edema (DME), two of the leading causes of blindness. The “Hydrophilic and Other” operating segment consists of three business units: (1) Hydrophilic Technologies unit which focuses on enhancing medical devices with advanced lubricious coatings that facilitate their placement and maneuverability in the body; (2) Regenerative Technologies unit which encompasses the Company’s hemocompatibility, tissue engineering and cell encapsulation technologies; and (3) SurModics New Ventures unit which is dedicated to the identification, research and development of new technologies outside the research conducted in the other business units. The “Diagnostics” operating segment contains the Diagnostics and Drug Discovery business unit which includes the Company’s genomics slide technologies, the Company’s stabilization products for immunoassay diagnostics tests, and its in vitro diagnostic format technology.
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

Critical Accounting Policies
     Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. For a detailed description of our critical accounting policies, see the notes to the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2004. There have been no changes in critical accounting policies subsequent to September 30, 2004.
Recently Issued Accounting Pronouncements
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
     In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than Temporary Impairment and its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on certain debt and equity investments when the fair value of the investment security is less than its carrying value. The provisions of this rule are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other cost method investments beginning in the third quarter of 2004. In September 2004, the FASB delayed the effective date for the measurement and recognition provisions until the issuance of additional implementation guidance. The Company is currently evaluating the impact of this new accounting standard on its process for determining other-than-temporary impairments of applicable debt and equity securities, but does not expect the impact to be material.
     In December 2004, the FASB staff issued FSP FASB 109-1 that provides guidance on the application of FASB Statement No. 109, Accounting for Income Taxes, to the provision within the American Jobs Creations Act of 2004 that provides a tax deduction on qualified production activities. This FSP is effective upon issuance. The adoption of this FSP did not have a material impact on our results of operations or financial position for fiscal 2005. The Company has not determined the impact for fiscal 2006.
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
     Purchased in-process research and development. On January 18, 2005, the Company acquired all of the assets of InnoRx, Inc. by paying cash and issuing shares of SurModics common stock to InnoRx stockholders. Results in the second quarter of fiscal 2005 include a non-cash in-

process research and development charge of $30.3 million. The fair value of the in-process research and development was determined by an outside valuation consultant.
     Other income, net. Other income was $315,000 for the second quarter of fiscal 2005, an increase of $112,000, or 55%, compared with the same period of fiscal 2004. The increase reflects increased levels of investable cash and higher yields generated from our investment portfolio. Previously reported fiscal 2004 results have been retroactively adjusted to show the impact of accounting for InnoRx under the equity method. Prior to completing the acquisition of InnoRx in January 2005, we accounted for our investment in InnoRx under the cost method. See Note 8 to the financial statements included in this report.
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
     Drug Delivery. Drug Delivery revenue increased 1% to $14.4 million for the first half of fiscal 2005 compared with $14.2 million for the same period last year. Growth in royalties and license fees as well as increased research and development revenue offset a decrease in reagent sales. A portion of the growth in research and development revenue was attributable to revenue from InnoRx prior to our acquisition of all of InnoRx’s assets on January 18, 2005. Research and development revenue is expected to decrease sequentially in future quarters partially as a result of the InnoRx acquisition. In addition, we expect the significant decrease in reagent chemical sales to Cordis to continue for the balance of fiscal 2005 when compared to prior year periods resulting from a contractual reduction in reagent pricing and as Cordis continues to become more efficient in its manufacturing. Finally, sequential quarterly royalty revenue could decrease due to possibly lower Cypher sales as a result of continuing competition from Boston Scientific Corporation’s Taxus drug-eluting stent.
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
     Sales and marketing expenses. Sales and marketing expenses were $569,000 for the six months ended March 31, 2005, a 43% decrease from prior year period. A substantial portion of the decrease resulted from lower payroll costs related to a reduction in marketing personnel in connection with a company-wide reorganization.
     General and administrative expenses. General and administrative expenses were $2.8 million for the first six months of fiscal 2005, a 4% decrease compared with the same period in fiscal 2004.
     Purchased in-process research and development. On January 18, 2005, the Company acquired all of the assets of InnoRx, Inc. by paying cash and issuing shares of SurModics common stock to InnoRx stockholders. Results for the first six months of fiscal 2005 include a non-cash in-process research and development charge of $30.3 million. The fair value of the in-process research and development was determined by an outside valuation consultant.
     Other income, net. Other income was $287,000 for the first six months of fiscal 2005, a decrease of $212,000, or 42%, compared with the same period of fiscal 2004. The decrease was attributable to investment losses, the bulk of which were related to the impact in the first quarter of 2005 related to the change to equity method treatment of our investment in InnoRx. See Note 8 to the financial statements included in this report.
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
     As of March 31, 2005, the Company had no debt, nor did it have any credit agreements. The Company believes that its existing capital resources will be adequate to fund SurModics’ operations into the foreseeable future. The restatement reflected in this Form 10-Q/A to the Company’s condensed balance sheet does not affect the Company’s liquidity or capital resources as the contingent stock payment obligation does not, as originally recorded or as restated, require the use of cash or other financial resources of the Company.
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
ITEM 4. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer originally concluded that the Company’s disclosure controls and procedures were effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.
     In connection with the Company’s preparation of the Form 10-Q for the period ended March 31, 2005 to which this Form 10-Q/A relates, the Company recorded an $8,090,000 liability for a contingent stock payment obligation reflecting an event arising when the Company acquired InnoRx, Inc. in January 2005. On August 5, 2005, in connection with the preparation of the Company’s Form 10-Q for the period ended June 30, 2005, the Company determined that the initial fair value of the contingent stock payment obligation should have been recorded as permanent equity rather than as a liability . As a result, in this Form 10-Q/A, the Company is restating its condensed balance sheet as of March 31, 2005 to reduce its previously reported other long-term liabilities by $8,090,000 and to increase its previously reported additional paid-in capital by $8,090,000.
     After evaluating the events that led to the need for the restatement, the Company’s Chief Executive Officer and Chief Financial Officer concluded on August 5, 2005 that the design of the Company’s disclosure controls and procedures was effective but that in this instance a material weakness occurred in the operation of such controls and procedures for complex non-routine transactions. As a result, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of March 31, 2005. The Company has taken action to improve the operating effectiveness of such controls and procedures in connection with complex non-routine transactions.
     (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during the period covered by this quarterly report on Form 10-Q and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information.
     None.
Item 6. Exhibits.
Exhibits –

10.1	Amendment to the SurModics, Inc. 2003 Equity Incentive Plan*

10.2	SurModics, Inc. Board Compensation Policy effective January 31, 2005*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Included in the original Form 10-Q filing to which this Form 10-Q/A relates, and not refiled herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurModics, Inc.

August 10, 2005	By:	/s/ Philip D. Ankeny

Philip D. Ankeny Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-Q/A
For the Quarter Ended March 31, 2005
SURMODICS, INC.

Exhibit	Description
10.1	Amendment to the SurModics, Inc. 2003 Equity Incentive Plan*

10.2	SurModics, Inc. Board Compensation Policy effective January 31, 2005*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Included in the original Form 10-Q filing to which this Form 10-Q/A relates, and not refiled herewith.