Form 10-Q
period 2005-06-30
SURMODICS INC
filed 2005-08-10
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2005
OR
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
Yes ☑ No ☐
The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of August 1, 2005 was 18,501,721.

SURMODICS, INC.
Condensed Balance Sheets
(In thousands, except share data)
(unaudited)

	June 30,	September 30,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$4,981	$2,709
Short-term investments	11,085	16,506
Accounts receivable, net	10,743	8,130
Inventories	1,029	1,040
Deferred tax asset	354	379
Prepaids and other	885	805

Total current assets	29,077	29,569

Property and equipment, net	15,970	15,738
Long-term investments	49,311	44,088
Deferred tax asset	6,978	5,579
Other assets, net	16,467	14,613

	$117,803	$109,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$643	$683
Accrued liabilities	2,641	6,751
Accrued income taxes payable	1,797	3,827
Deferred revenue	395	528

Total current liabilities	5,476	11,789
Deferred revenue, less current portion	1,339	1,488
Other long-term liabilities	2,000	2,000

Total liabilities	8,815	15,277

Commitments and Contingencies

Stockholders’ Equity
Series A Preferred stock-
$.05 par value, 450,000 shares authorized;
no shares issued and outstanding	—	—
Common stock-
$.05 par value, 45,000,000 shares authorized;
18,332,009 and 17,536,656 shares issued and outstanding	917	877
Additional paid-in capital	87,424	57,849
Unearned compensation	(2,346)	(632)
Accumulated other comprehensive income (loss)	(129)	56
Retained earnings	23,122	36,160

Total stockholders’ equity	108,988	94,310

	$117,803	$109,587

The accompanying notes are an integral part of these unaudited condensed financial statements.

SURMODICS, INC.
Condensed Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue
Royalties and license fees	$12,694	$7,505	$35,052	$25,078
Product sales	2,663	2,808	6,984	8,211
Research and development	1,161	1,131	4,255	2,980

Total revenue	16,518	11,444	46,291	36,269

Operating costs and expenses
Product	743	812	2,092	2,300
Research and development	4,494	3,135	11,739	9,546
Sales and marketing	341	394	909	1,400
General and administrative	1,792	1,393	4,635	4,347
Asset impairment charge	—	16,497	—	16,497
Purchased in-process research & development	—	—	30,277	—

Total operating costs and expenses	7,370	22,231	49,652	34,090

Income (loss) from operations	9,148	(10,787)	(3,361)	2,179

Other income
Investment income	494	290	1,344	835
Gain (loss) on sales of investments	(25)	164	(88)	184
Loss on equity method investment in InnoRx	—	(60)	(500)	(129)

Other income	469	394	756	890

Income (loss) before income taxes	9,617	(10,393)	(2,605)	3,069
Income tax (provision) benefit	(3,522)	3,842	(10,433)	(1,205)

Net income (loss)	$6,095	($6,551)	($13,038)	$1,864

Basic net income (loss) per share	$0.33	($0.37)	($0.72)	$0.11

Diluted net income (loss) per share	$0.32	($0.37)	($0.72)	$0.10

Weighted average shares outstanding
Basic	18,322	17,515	18,008	17,484
Dilutive effect of outstanding stock options	606	—	—	296

Diluted	18,928	17,515	18,008	17,780
The accompanying notes are an integral part of these unaudited condensed financial statements.

SURMODICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Nine months ended
	June 30
	2005	2004
Operating Activities
Net income (loss)	($13,038)	$1,864
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation and amortization	2,840	2,519
Loss (gain) on InnoRx equity method investment and sales of investments	588	(55)
Asset impairment charge	—	16,497
Noncash compensation	405	161
Purchased in-process research & development	30,277	—
Deferred taxes	1,032	(6,427)
Tax benefit from exercise of stock options	121	—
Gain (loss) on disposals of property and equipment	(91)	1
Change in operating assets and liabilities:
Accounts receivable	(2,613)	1,453
Inventories	11	(148)
Accounts payable and accrued liabilities	817	(5,434)
Income taxes	(2,030)	79
Deferred revenue	(282)	(194)
Prepaids and other	(80)	(206)

Net cash provided by operating activities	17,957	10,110

Investing Activities
Purchases of property and equipment	(1,622)	(1,108)
Purchases of available-for-sale investments	(93,289)	(33,455)
Sales/maturities of available-for-sale investments	92,714	32,910
Investments in OctoPlus and other	(5,056)	(319)
Purchase of licenses	(5,223)	(64)
Investment in and acquisition costs for InnoRx, net of cash acquired	(5,181)	(2,162)
Payments received on note receivable	—	1,869

Net cash used in investing activities	(17,657)	(2,329)

Financing Activities
Issuance of common stock	1,972	641

Net cash provided by financing activities	1,972	641

Net change in cash and cash equivalents	2,272	8,422
Cash and Cash Equivalents
Beginning of period	2,709	4,007

End of period	$4,981	$12,429

Cash paid for income taxes	$11,204	$7,260
The accompanying notes are an integral part of these unaudited condensed financial statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SURMODICS, INC.
Notes to Condensed Financial Statements
(Unaudited)
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for the interim periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three and nine month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the entire 2005 fiscal year.
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
(2) New Accounting Pronouncements
     In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for the Company for accounting changes and correction of errors made in fiscal 2007. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.
     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance on the interaction between SFAS 123(R) and certain SEC rules and regulations. SAB 107 was issued to assist issuers in their initial implementation of SFAS 123(R) and enhance the information received by investors and other users of the financial statements. The Company will consider the guidance provided by SAB 107 as it implements SFAS 123(R) in the first quarter of fiscal 2006.
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123 (SFAS 123(R)), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board (APB)

Opinion No. 25. The Statement is effective for the Company beginning in the first quarter of fiscal 2006. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 123(R).
     In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on certain debt and equity investments when the fair value of the investment security is less than its carrying value. The provisions of this rule are required to be applied prospectively to all current and future investments accounted for in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other cost method investments beginning in the third quarter of 2004. In September 2004, the FASB delayed the effective date for the measurement and recognition provisions until the issuance of additional implementation guidance. The Company is currently evaluating the impact of this new accounting standard on its process for determining other-than-temporary impairments of applicable debt and equity securities, but does not expect the impact to be material.
(3) Other assets
     Other assets consist principally of investments and acquired intellectual property. The balance in other assets increased primarily as a result of the Company’s $1.0 million investment in ThermopeutiX and a $160,000 investment in CardioMind in the third quarter of fiscal 2005, in addition to a $3.9 million investment in OctoPlus earlier in the year, less accumulated amortization on patents and other intangibles.
(4) Inventories
     Inventories are stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components (in thousands):

	June 30,	September 30,
	2005	2004
Raw materials	$470	$634
Finished goods	559	406

	$1,029	$1,040

(5) Operating Segments
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.
     SurModics manages its business on the basis of the operating segments noted in the table below, which are comprised of the Company’s six business units. The three operating segments are aggregated into one reportable segment. The “Drug Delivery” operating segment contains the Drug Delivery business unit and the Ophthalmology business unit. The “Hydrophilic and Other” operating segment consists of three business units: (1) Hydrophilic Technologies, (2) Regenerative Technologies, and (3) SurModics New Ventures. The “Diagnostics” operating segment contains the Diagnostics and Drug Discovery business unit. Each operating segment has similar economic characteristics, technology, manufacturing processes, customers, regulatory environments, and shared infrastructures. The Company manages its expenses on a company-wide basis, as many costs and activities are shared among the business units and a majority of the Company’s employees reside in shared resource units. The focus of the business units is providing solutions to customers and maximizing revenue over the long-term. The accounting policies for segment reporting are the same as for the Company as a whole. The table below presents revenue from the three operating segments:

	Three months ended		Nine months ended
	June 30,		June 30,
(amounts in thousands)	2005	2004	2005	2004
Operating segment
Drug Delivery	$7,857	$5,692	$22,244	$19,908
Hydrophilic and Other	4,833	3,739	13,826	10,315
Diagnostics	3,828	2,013	10,221	6,046

Total revenue	$16,518	$11,444	$46,291	$36,269

(6) Stock-based Compensation
     The Company accounts for stock options under the intrinsic value method as described in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation expense has been recognized. Had compensation expense for the options been determined using the fair value method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, the Company’s net income and earnings per share would have changed to the following pro forma amounts for the three and nine months ended June 30, 2005 and 2004 (in thousands, except per share data):

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)
As reported	$6,095	$(6,551)	($13,038)	$1,864
Fair value compensation expense	(849)	(564)	(2,192)	(1,427)

Pro forma	$5,246	($7,115)	($15,230)	$437

Basic net income (loss) per share:
As reported	$0.33	($0.37)	($0.72)	$0.11
Fair value compensation expense	(.04)	(.04)	(.13)	(.09)

Pro forma	$.29	($0.41)	($.85)	$0.02

Diluted net income (loss) per share:
As reported	$0.32	($0.37)	($0.72)	$0.10
Fair value compensation expense	(.04)	(.04)	(.13)	(.08)

Pro forma	$.28	($0.41)	($.85)	$0.02

     The fair market value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended June 30, 2005 and June 30, 2004, respectively: risk-free interest rates of 3.83% and 3.94%; expected lives of 7.0 years and 7.8 years; and expected volatility of 63% and 67%. The weighted-average assumptions for the nine months ended June 30, 2005 and June 30, 2004, respectively: risk-free interest rates of 3.70% and 3.56%; expected lives of 7.0 years and 7.4 years; and expected volatility of 63% and 67%.

     As described in Note 2, in December 2004 the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards 123 (SFAS 123(R)), Share-Based Payment. The statement is effective for the Company beginning in the first quarter of fiscal 2006. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 123(R).
     During the quarter ended June 30, 2005, SurModics awarded 2,000 shares of restricted stock. During the nine month period ended June 30, 2005, SurModics awarded an aggregate of 61,500 shares of restricted stock, at a weighted average price of $30.20, which increased the balance of unearned compensation by approximately $1.6 million. Each restricted stock award will fully vest after five years.
(7) Comprehensive Income
     The components of comprehensive income for the three-month and nine-month periods are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$6,095	$(6,551)	$(13,038)	$1,864

Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	171	(491)	(239)	(428)

Less reclassification adjustment for realized gains included in net income, net of tax	15	(64)	55	(34)

Other comprehensive income (loss)	186	(555)	(185)	(462)

Comprehensive income (loss)	$6,281	$(7,106)	$(13,222)	$1,402

(8) InnoRx, Inc. Acquisition
     On January 18, 2005, SurModics entered into a merger agreement whereby SurModics acquired all of the assets of InnoRx, Inc. by paying approximately $4.1 million in cash and issuing 600,064 shares of SurModics common stock to InnoRx stockholders. Upon the successful completion of all development and commercial milestones involving InnoRx technology acquired in the transaction, SurModics will be required to issue up to a maximum of 600,064 additional shares of its common stock to the stockholders of InnoRx, some of which have issued as described in Note 10 below. As the transaction was accounted for as a purchase of assets, SurModics was required to determine the fair value of the assets acquired and the total consideration given. In connection with the purchase, we recorded an $8.1 million credit to additional paid-in-capital to record the aggregate estimated value of the contingent payment obligations, at the time of the purchase. The fair value was determined by an outside valuation consultant. Prior to the acquisition, SurModics held an ownership interest in InnoRx of less than 20% and accounted for the investment under the cost method. Upon completion of the InnoRx acquisition, we retroactively adjusted our previously reported results to show the impact of accounting for InnoRx under the equity method. The net impact was an approximate $61,000 and $128,000 reduction in net income for the three months and nine months ended June 30, 2004, respectively, from previously reported results. The assets of InnoRx we acquired consisted almost exclusively of in-process research and development assets. In our second fiscal quarter of 2005, we recorded a charge of $30.3 million to write-off the value of these in-process research and development assets. SurModics purchased InnoRx primarily to acquire all of InnoRx’s rights to a sustained-release intravitreal implant. The implant is designed to deliver drugs to the eye to treat retinal diseases, such as age-related macular degeneration and diabetic macular edema. We initiated Phase I clinical trials in connection with the intravitreal implant during our third fiscal quarter. Assuming successful completion of clinical trials, and assuming the implant continues to be a viable opportunity, SurModics believes it could commence commercial sale of the implant in 2010.
(9) Income Taxes
     The charge for purchased in-process research and development (IPR&D) described in Note 8 is not deductible for income tax purposes. Excluding the IPR&D charge, SurModics would have reported income for the nine months ended June 30, 2005. As a result, SurModics recorded an income tax provision for the nine month period ended June 30, 2005. Excluding the effect of the IPR&D charge, SurModics’ effective tax rate was 37 % for the nine months ended June 30, 2005.
(10) Subsequent Event
     On July 1, 2005, SurModics issued 60,002 shares of SurModics’ common stock to the former shareholders of InnoRx due to the successful completion of the first milestone involving the InnoRx technology acquired in the purchase of InnoRx as discussed in Note 8 above. SurModics will be required to issue up to a maximum of 540,062 additional shares of its common stock to the stockholders of InnoRx upon the successful completion of the remaining development and commercial milestones.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     SurModics is a leading provider of surface modification and drug delivery technologies to the healthcare industry. The Company is organized into three operating segments composed of six technology-centered business units. The “Drug Delivery” operating segment contains the Drug Delivery business unit, which is responsible for technologies dedicated to site specific delivery of drugs, and the Ophthalmology business unit, which is dedicated to the advancement of treatments for eye diseases, such as age-related macular degeneration (AMD) and diabetic macular edema (DME), two of the leading causes of blindness. The “Hydrophilic and Other” operating segment consists of three business units: (1) Hydrophilic Technologies unit, which focuses on enhancing medical devices with advanced lubricious coatings that facilitate their placement and maneuverability in the body; (2) Regenerative Technologies unit, which encompasses the Company’s hemocompatibility, tissue engineering and cell encapsulation technologies; and (3) SurModics New Ventures unit, which is dedicated to the identification, research and development of new technologies outside the research conducted in the other business units. The “Diagnostics” operating segment contains the Diagnostics and Drug Discovery business unit, which includes the Company’s genomics slide technologies, the Company’s stabilization products for immunoassay diagnostics tests, its in vitro diagnostic format technology and the work being performed to develop synthetic cell culture products.
     Revenue in each of our operating segments is derived from three primary sources: (1) royalties and license fees from licensing our patented surface modification and drug delivery technologies to customers; (2) the sale of reagent chemicals to licensees of our technologies, stabilization products to the diagnostics industry and coated glass slides to the genomics market; and (3) research and development fees generated on commercial projects. Revenue should be expected to fluctuate from quarter to quarter depending on, among other factors: our customers’ success in selling products incorporating our technologies; the timing of introductions of coated products by customers; the timing of introductions of products that compete with our customers’ products; the number and size of development projects that are entered into; the number and terms of new license agreements that are finalized; the value of reagent chemicals and other products sold to licensees; and the timing of future acquisitions completed by the Company, if any.
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
     On January 18, 2005, we acquired all of the assets of InnoRx, Inc. by paying cash and issuing shares of SurModics common stock to InnoRx stockholders. InnoRx was an early-stage company developing drug delivery devices and therapies for the ophthalmology market. The assets we acquired were folded into our newly-created Ophthalmology business unit. Previously reported fiscal 2004 results have been restated to show the impact of accounting for InnoRx under the equity method. Prior to completing the acquisition of InnoRx, we accounted for our investment in InnoRx under the cost method. See discussion in note 8 and note 10 to the interim financial statements included in this report.

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
Recently Issued Accounting Pronouncements
In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for the Company for accounting changes and correction of errors made in fiscal 2007. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.
In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance on the interaction between SFAS 123(R) and certain SEC rules and regulations. SAB 107 was issued to assist issuers in their initial implementation of SFAS 123(R) and enhance the information received by investors and other users of the financial statements. The Company will consider the guidance provided by SAB 107 as it implements SFAS 123(R) in the first quarter of fiscal 2006.
In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards 123 (SFAS 123(R)), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board (APB) Opinion No. 25. The Statement is effective for the Company beginning in the first quarter of fiscal 2006. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 123(R).
In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on certain debt and equity investments when the fair value of the investment security is less than its carrying value. The provisions of this rule are required to be applied prospectively to all current and future investments accounted for in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other cost method investments beginning in the third quarter of 2004. In September 2004, the FASB delayed the effective date for the measurement and recognition provisions until the issuance of additional implementation guidance. The Company is currently evaluating the impact of this new accounting standard on its process for determining other-than-temporary impairments of applicable debt and equity securities, but does not expect the impact to be material.
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
Results of Operations
Three Months Ended June 30, 2005 and 2004

	Fiscal 2005	Fiscal 2004	Increase	% Increase
		(Dollars in thousands)
Revenue:
Drug Delivery	$7,857	$5,692	$2,165	38%
Hydrophilic and Other	4,832	3,739	1,093	29%
Diagnostics	3,829	2,013	1,816	90%

Total revenue	$16,518	$11,444	$5,074	44%

     Revenue. Third quarter revenue was $16.5 million, an increase of $5.1 million or 44% from fiscal 2004. Growth was distributed across all three operating segments as detailed in the table above and further explained in the narrative in the paragraphs that follow.
     Drug Delivery. Revenue in the Drug Delivery segment increased 38% to $7.9 million for the three month period ending June 30, 2005. Significant growth in royalties and license fees was partially offset by a decrease in sales of reagent chemicals (chemicals that we manufacture and sell to licensees for coating their medical devices) and a decrease in research and development revenue. Drug Delivery derives a substantial majority of its revenue from royalties and license fees and product sales attributable to Cordis Corporation, a Johnson & Johnson company, on its Cypher Sirolimus-eluting Coronary Stent. The Cypher stent incorporates a proprietary SurModics coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in coronary artery lesions.
     Revenue from sales of reagents to Cordis decreased due to a decrease in volume and lower unit prices. We expect the significant decrease in reagent chemical sales to Cordis to continue for the remainder of fiscal 2005 when compared to prior year periods resulting from a contractual reduction in reagent pricing and as Cordis continues to become more efficient in its manufacturing. There are no further contractual price reductions and management does not anticipate further reductions in reagent prices to Cordis.
     Research and development revenue from Cordis also declined compared to the same period a year ago. In addition, prior to January 18, 2005, a portion of our research and development revenue was attributable to InnoRx. Following our acquisition of InnoRx on January 18, 2005, we no longer record revenue for research and development activities in connection with the InnoRx technology.
     Sequential quarterly royalty revenue could decrease because of lower Cypher sales as a result of continuing competition from Boston Scientific Corporation’s Taxus drug-eluting stent. Boston Scientific was granted approval by the FDA to begin marketing in the U.S. its Taxus drug-eluting stent in our second fiscal quarter of 2004. The Taxus stent competes directly with the Cypher stent and has gained market share leadership. We anticipate that while the overall market for drug-eluting stents will continue to grow, quarterly royalty revenue from the current generation Cypher stent will continue to be volatile as the two sole U.S. marketers of drug-eluting stents continue competing in the marketplace. Management expects royalties from the Cypher stent to constitute a significant portion of our revenue throughout fiscal 2005 and into the near future. However, whether and the extent to which royalties from the Cypher stent continue to constitute a significant source of revenue is subject to a number of risks, including intellectual property litigation generally and specifically the damages, settlements and mutual agreements that may result from various infringement suits between Boston Scientific and Cordis in which each has reported to have recently been found to have violated certain intellectual property rights of the other.
     Hydrophilic and Other. Hydrophilic and Other revenue increased 29% to $4.8 million, driven by increased royalties and license fees. The growth in royalties reflects both newly introduced licensed products and increased sales of coated products already on the market.
     Diagnostics. Diagnostics revenue increased 90% to $3.8 million. A substantial majority of the growth resulted from increased royalty revenue under certain sublicenses, whose royalty streams we purchased from Abbott in October 2004. Prior to the purchase, the Company had been receiving only a portion of the royalty revenue from the sublicenses. Diagnostics derives a significant percentage of its revenue from GE Healthcare and Abbott Laboratories.
     Revenue from product sales also increased due to increased sales of the Company’s stabilization products. Effective February 1, 2005, the Company terminated its distribution agreement with SeraCare and began selling directly to the U.S. diagnostics industry. SurModics began distributing its line of stabilization products in the U.S. through SeraCare in last year’s second quarter. Management believes revenue from stabilization products will continue to increase when compared to prior year comparable periods because of the impact of selling directly to the U.S. diagnostics industry, rather than through a distributor.
     Product costs. Product costs were $743,000 for the third quarter, an 8% decrease from $812,000 for the comparable period last year. Overall product margins averaged 72% compared with 71% for the comparable period last year. The overall increase in margins was due to higher stabilization product margins, partially offset by a contractual reduction in reagent pricing with Cordis discussed above.
     Research and development expenses. Research and development expenses were $4.5 million, an increase of 43% compared with the same period in fiscal 2004. A majority of the increase reflects legal costs associated with intellectual property processing and applications. In addition, we incurred costs associated with the clinical trial of our intravitreal implant I-vation and increased personnel costs related to establishing our new Ophthalmology business unit. Management believes research and development expense will continue to increase on a sequential basis for the balance of fiscal 2005 as a result of anticipated expenses for development activities and clinical trials associated with the intravitreal implant.
     Sales and marketing expenses. Sales and marketing expenses were $341,000 for the third quarter of fiscal 2005, a 13% decrease from the prior year period. A majority of the decrease resulted from lower promotion and marketing costs. Management anticipates sales and marketing expense will increase sequentially for the remainder of fiscal 2005.
     General and administrative expenses. General and administrative expenses were $1.8 million for the third quarter of fiscal 2005, a 29% increase compared with the same period in fiscal 2004 reflecting increased compensation, legal and utility costs. Management anticipates general and administrative expense will increase modestly on a sequential basis for the balance of fiscal 2005.

     Asset impairment charge. Results in the third quarter of fiscal 2004 included a non-cash asset impairment charge of $16.5 million against our Bloomington, Minnesota contract manufacturing facility. As previously stated, the Company is seeking to sell or lease the Bloomington facility and will consolidate operations at its Eden Prairie, Minnesota headquarters.
     Other income, net. Other income was $469,000 for the third quarter of fiscal 2005, an increase of 19% compared with the same period of fiscal 2004. The increase reflects higher levels of investable cash and higher yields generated from our investment portfolio. Previously reported fiscal 2004 results have been retroactively adjusted to show the impact of accounting for InnoRx under the equity method. Prior to completing the acquisition of InnoRx in January 2005, we accounted for our investment in InnoRx under the cost method.
     Income tax expense. The Company’s income tax provision was $3.5 million for the third quarter of fiscal 2005 compared with a tax benefit of $3.8 million in the same period of fiscal 2004. The year-over-year change resulted principally from the $16.5 million impairment charge recorded in the third quarter of fiscal 2004. The effective tax rates were 36.6% in fiscal 2005 and 37.2% fiscal 2004.
Nine Months Ended June 30, 2005 and 2004

	Fiscal 2005	Fiscal 2004	Increase	% Increase
	(Dollars in thousands)
Revenue:
Drug Delivery	$22,244	$19,908	$2,336	12%
Hydrophilic and Other	13,826	10,315	3,511	34%
Diagnostics	10,221	6,046	4,175	69%

Total revenue	$46,291	$36,269	$10,022	28%

     Revenue. Total revenue was $46.3 million for the first nine months of fiscal 2005, an increase of $10.0 million, or 28%, compared with the same period of fiscal 2004. Revenue growth was distributed across all three operating segments as detailed in the above table. We provide a narrative of revenue for each of our three operating segments in the paragraphs that follow.
     Drug Delivery. Drug Delivery revenue increased 12% to $22.2 million for the first nine months of fiscal 2005 compared with $19.9 million for the same period last year. Growth in royalties and license fees as well as increased research and development revenue offset a decrease in reagent sales. A portion of the growth in research and development revenue was attributable to revenue from InnoRx prior to our acquisition of all of InnoRx’s assets on January 18, 2005. Following our acquisition of InnoRx we no longer record revenue for research and development activities in connection with the InnoRx technology. In addition, we expect the significant decrease in reagent chemical sales to Cordis to continue for the remainder of fiscal 2005 when compared to prior year periods resulting from a contractual reduction in reagent pricing and as Cordis continues to become more efficient in its manufacturing. There are no further contractual price reductions and management does not anticipate further reductions in reagent prices to Cordis. Sequential quarterly royalty revenue could decrease due to possibly lower Cypher sales as a result of continuing competition from Boston Scientific Corporation’s Taxus drug-eluting stent. The Taxus stent competes directly with the Cypher stent and has gained market share leadership.
     Hydrophilic and Other. Hydrophilic and Other revenue increased 34% to $13.8 million for the first nine months of fiscal 2005 compared with $10.3 million for the same period last year. Growth was driven primarily by increased royalties from many of our several dozen licensees in this operating segment and increased research and development revenue.

     Diagnostics. Diagnostics revenue increased 69% to $10.2 million. A substantial majority of the growth resulted from increased royalty revenue under sublicenses, whose royalty streams we purchased from Abbott in October 2004. Prior to the purchase, the Company had been recording only a portion of the royalty revenue from the sublicenses. Management expects continued growth in this royalty stream compared with prior periods throughout the remainder of fiscal 2005. However, growth in the fourth quarter may not be as strong as it was in the first nine months of fiscal 2005.
     Product costs. Product costs were $2.1 million for the nine months ended June 30, 2005, a 9% decrease from $2.3 million last year. Overall product margins averaged 70% compared with 72% for the comparable period last year. The margin decrease is primarily attributable to a contractual reduction in reagent pricing from Cordis, partially offset by margin increases in stabilization and slides. We expect the significant decrease in pricing for reagent chemical sales to Cordis to continue to negatively affect gross profit for the remaining quarter of fiscal 2005 compared to prior year periods.
     Research and development expenses. Research and development expenses were $11.7 million for the first nine months of fiscal 2005, an increase of 23% compared with the same period in fiscal 2004. The increase principally reflects increased patent related legal costs and the amortization cost associated with the purchase from Abbott of the sublicense royalty stream discussed above in Diagnostics, in addition to costs associated with the clinical trial on our I-vation intravitreal implant.
     Sales and marketing expenses. Sales and marketing expenses were $909,000 for the nine months ending June 30, 2005, a 35% decrease from the prior year period. The decrease primarily reflects lower payroll costs related to a reduction in marketing personnel in connection with the company-wide reorganization in the second half of fiscal 2004.
     General and administrative expenses. General and administrative expenses were $4.6 million for the first nine months of fiscal 2005, a 7% increase compared with the same period in fiscal 2004, reflecting increased compensation costs.
     Purchased in-process research and development. On January 18, 2005, the Company acquired all of the assets of InnoRx, Inc. by paying cash and issuing shares of SurModics common stock to InnoRx stockholders. Results for the first nine months of fiscal 2005 include a non-cash in-process research and development charge of $30.3 million. The fair value of the in-process research and development was determined by an outside valuation consultant.
     Asset impairment charge. Results for the nine months ended June 30, 2004 included a non-cash asset impairment charge of $16.5 million against our Bloomington, Minnesota contract manufacturing facility. The Company is seeking to sell or lease the Bloomington facility and will consolidate operations at its Eden Prairie, Minnesota headquarters.
     Other income, net. Other income was $756,000 for the first nine months of fiscal 2005, a decrease of $134,000, or 15%, compared with the same period of fiscal 2004. The decrease was attributable to investment losses, the bulk of which were related to the change to equity method treatment of our investment in InnoRx.
     Income tax expense. The Company’s income tax provision was $10.4 million for the first nine months of fiscal 2005 compared with $1.2 million in the same period of fiscal 2004. Excluding the impact of the $30.3 million in-process research and development charge, which is not tax deductible, the effective tax rate was 37% for the first nine months of fiscal 2005, compared with 37.7% for the same period last year. See discussion in note 9 to the interim financial statements included in this report.

Liquidity and Capital Resources
     As of June 30, 2005, the Company had working capital of $23.6 million and cash, cash equivalents and investments totaling $65.4 million. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company’s policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while generating an above benchmark (Lehman Brothers 1-3 Year Government Index) total rate of return. Management plans to continue to direct its investment advisor to manage the Company’s investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its investments. The Company had positive cash flows from operating activities of approximately $18.0 million in the first nine months of fiscal 2005, compared with $10.1 million in the first nine months of fiscal 2004.
     SurModics conducts a significant majority of its operations at its Eden Prairie, Minnesota headquarters. In addition, the Company owns a facility in Bloomington, Minnesota. Management believes the Company has adequate office space and manufacturing capacity in its Eden Prairie headquarters to support its business and strategic plan. As such, the Company is seeking to sell or lease the Bloomington facility and plans to consolidate operations in Eden Prairie. During our fiscal third quarter, construction began to improve the research and development capabilities at the Eden Prairie facility. Management estimates expending a total of approximately $8 million. The capital improvements are expected to be completed during the Company’s second quarter of fiscal 2006.
     In February 2004, the Company invested $2.1 million in InnoRx, Inc., an Alabama-based, early-stage company developing drug delivery devices and therapies for the ophthalmology market. SurModics made an additional investment of approximately $1.6 million in the first quarter of fiscal 2005. On January 18, 2005, SurModics acquired all of InnoRx’s assets through a merger of InnoRx into SurModics by paying approximately $4.1 million in cash and issuing 600,064 shares of SurModics common stock to InnoRx stockholders. On July 1, 2005, SurModics issued 60,002 shares of SurModics’ common stock to the shareholders of InnoRx upon the successful completion of the first milestone involving the InnoRx technology acquired in the purchase of InnoRx. Upon the successful completion of the remaining development and commercial milestones involving InnoRx technology acquired by SurModics, SurModics will be required to issue up to a maximum of an additional 540,062 shares of its common stock to the stockholders of InnoRx.
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
     In May 2005, the Company invested $1.0 million in ThermopeutiX, an early stage company developing novel medical devices for the treatment of vascular and neurovascular diseases, including stroke. In addition to the investment, SurModics has licensed its hydrophilic and hemocompatible coating technologies to ThermopeutiX for use with its devices. The $1.0 million investment, which is accounted for under the cost method, represents an ownership interest of less than 20%.
     Risks and uncertainties surrounding a development-stage company’s ability to obtain on a timely and frequent basis financing needed to continue its development activities currently affect, and will continually affect, the prospects of the Company’s investments in Novocell, OctoPlus and ThermopeutiX and the revenue they may ultimately generate. There is no assurance that the development stage companies listed above will be successful meeting their immediate or future financing needs or that their financing needs will be met when required. If adverse results occur in the development of their respective technology, or if their respective financing needs are not continually met, the viability of such companies and their ability to be future sources of revenue for the Company will be in jeopardy and the Company’s investment in such companies would likely be considered impaired and charged against the Company’s earnings at such time.
     As of June 30, 2005, the Company had no debt, nor did it have any credit agreements. The Company believes that its existing capital resources will be adequate to fund SurModics’ operations into the foreseeable future.
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
     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others: (i) the trend of consolidation in the medical device industry, resulting in more significant, complex and long-term contracts than in the past and potentially greater pricing pressures; (ii) frequent intellectual property litigation in the medical device industry that may directly or indirectly adversely affect our customers’ ability to market their products incorporating SurModics’ technologies; (iii) our ability to protect our own intellectual property; (iv) healthcare reform efforts and reimbursement rates for medical device products that may adversely affect our customers’ ability to cost-effectively market and sell devices incorporating SurModics’ technologies; (v) the Company’s significant dependence upon Cordis, which causes our financial results and stock price to be subject indirectly to factors affecting Cordis and its Cypher stent program, including among others, the rate of market penetration and product supply by Cordis, the timing and impact of market introduction of competing products, product safety or efficacy concerns, and intellectual property litigation generally and specifically the damages, settlements and mutual agreements that may result from litigation involving Boston Scientific and Cordis in which a federal jury found on June 21, 2005 that certain Boston Scientific stents infringed certain Cordis intellectual property rights, litigation involving Boston Scientific and Cordis in which a federal jury found on July 5, 2005 that certain Cordis stents, including the Cypher coronary stent, violate certain intellectual property rights of Boston Scientific, and litigation between Cordis Europa, N.V., a subsidiary of Johnson & Johnson, and Boston Scientific in which a Dutch court ruled on June 9, 2005 that certain Cordis Europa balloon catheters infringed a Boston Scientific patent; (vi) the Company’s ability to attract new licensees in the Company’s current market segments and to enter into agreements for additional product applications with existing licensees, the willingness of potential licensees to sign license agreements under the terms offered by the Company, and the Company’s ability to maintain satisfactory relationships with its licensees; (vii) the Company’s ability to increase the number of market segments and applications that use its coating technologies through its sales and marketing and research and development efforts; (viii) the Company’s ability to facilitate through strategic investment and research and development the creation of new medical device market segments and applications that use its coating technologies; (ix) market acceptance of products sold by customers incorporating SurModics’ technologies and the timing of new product introductions by licensees; (x) market acceptance of products sold by customers’ competitors and the timing and pricing of new product introductions by customers’ competitors; (xi) the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances, which may result in lost market opportunities or postpone or preclude product commercialization by licensees; (xii) efficacy or safety concerns with respect to products marketed by SurModics and its licensees, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; (xiii) the Company’s ability to manage successfully clinical trials and related foreign and domestic regulatory processes for the intravitreal implant or other products in development acquired from InnoRx, whether delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances postpone or preclude product commercialization of the intravitreal implant or other acquired products and whether the intravitreal implant and any other acquired products remain viable commercial prospects; (xiv) product liability claims not covered by insurance; (xv) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (xvi) economic and other factors over which the Company has no control, including changes in inflation and consumer confidence; (xvii) acts of God or terrorism which impact the Company’s personnel or facilities; (xviii) any delays or quality problems in the supply of raw materials used by the Company to manufacture its products, including some raw materials that currently are being purchased only from single sources; (xix) the timing and success of acquisitions made by the Company from time to time, including in particular with respect to the Company’s January 2005 acquisition of InnoRx’s assets, and (xx) other factors described in the “Risk Factors” and other sections of SurModics’ filings with the Securities and Exchange Commission which are incorporated herein by reference. Many of these factors are outside the control and knowledge of the Company and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon the Company’s forward-looking information and to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $905,000 decrease in the fair value of the Company’s available-for-sale securities as of June 30, 2005, but not have an immediate material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.
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
Item 6. Exhibits.

Exhibits –
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
For the Quarter Ended June 30, 2005
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