Form 10-Q
period 2005-12-31
SURMODICS INC
filed 2006-02-09
CIK 924717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of January 30, 2006 was 18,553,421.

PART I. FINANCIAL INFORMATION
SURMODICS, INC.
Condensed Balance Sheets
(In thousands, except share data)

	December 31	September 30,
	2005	2005
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,804	$3,921
Short-term investments	31,834	20,524
Accounts receivable, net	11,307	10,996
Income taxes receivable	207	3,640
Inventories	1,153	1,091
Deferred tax asset	353	353
Prepaids and other	975	1,079

Total current assets	47,633	41,604

Property and equipment, net	16,658	14,832
Long-term investments	46,898	48,874
Deferred tax asset	3,164	2,868
Other assets, net	16,270	16,047

	$130,623	$124,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$757	$1,163
Accrued liabilities	2,773	3,546
Deferred revenue	255	414

Total current liabilities	3,785	5,123

Deferred revenue, less current portion	1,428	1,521
Other long-term liabilities	2,000	2,000

Total liabilities	7,213	8,644

Commitments and contingencies
Stockholders’ Equity
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock-$.05 par value, 45,000,000 shares authorized; 18,551,821 and 18,535,761 shares issued and outstanding	928	927
Additional paid-in capital	88,661	89,721
Unearned compensation	—	(2,621)
Accumulated other comprehensive loss	(336)	(360)
Retained earnings	34,157	27,914

Total stockholders’ equity	123,410	115,581

	$130,623	$124,225

The accompanying notes are an integral part of these unaudited condensed financial statements.

Item 1. Financial Statements
SURMODICS, INC.
Condensed Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	December 31
	2005	2004
Revenue
Royalties and license fees	$12,275	$10,091
Product sales	2,347	2,000
Research and development	1,843	1,978

Total revenue	16,465	14,069

Operating costs and expenses
Product	681	620
Research and development	4,593	3,355
Sales and marketing	324	262
General and administrative	2,287	1,194

Total operating costs and expenses	7,885	5,431

Income from operations	8,580	8,638

Other income (loss)
Investment income	820	417
Other loss	(92)	(445)

Other income (loss)	728	(28)

Income before income taxes	9,308	8,610
Income tax provision	(3,090)	(3,373)

Net income	$6,218	$5,237

Basic net income per share	$0.34	$0.30

Diluted net income per share	$0.33	$0.29

Weighted average shares outstanding
Basic	18,436	17,574
Dilutive effect of outstanding stock options	207	376

Diluted	18,643	17,950
The accompanying notes are an integral part of these unaudited condensed financial statements.

SURMODICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Three months ended
	December 31,
	2005	2004
Operating Activities
Net income	$6,218	$5,237
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	878	996
Loss on equity method investment and sales of investments	92	445
Stock compensation	1,162	94
Deferred taxes	(296)	(75)
Other	24	—
Gain on disposals of property and equipment	—	(195)
Change in operating assets and liabilities:
Accounts receivable	(311)	(1,367)
Inventories	(62)	(65)
Accounts payable and accrued liabilities	(635)	(79)
Income taxes	3,390	666
Deferred revenue	(252)	(311)
Prepaids and other	147	—

Net cash provided by operating activities	10,355	5,346

Investing Activities
Purchases of property and equipment	(2,823)	(390)
Proceeds from sales of property and equipment	—	254
Purchases of available-for-sale investments	(42,337)	(26,472)
Sales/maturities of available-for-sale investments	32,935	27,161
Purchase of licenses and patents	(649)	(5,170)
Investment in InnoRx	—	(1,592)

Net cash used in investing activities	(12,874)	(6,209)

Financing Activities
Tax benefit from exercise of stock options	43	—
Issuance of common stock	359	210

Net cash provided by financing activities	402	210

Net change in cash and cash equivalents	(2,117)	(653)

Cash and Cash Equivalents
Beginning of period	3,921	2,709

End of period	$1,804	$2,056

Cash paid for income taxes	$33	$2,723
Noncash transaction-acquisition of property, plant, and equipment on account	$544	$196
The accompanying notes are an integral part of these unaudited condensed financial statements.

SURMODICS, INC.
Notes to Condensed Financial Statements
Period Ended December 31, 2005
(Unaudited)
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for the interim periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the first quarter ended December 31, 2005, are not necessarily indicative of the results that may be expected for the entire 2006 fiscal year.
     In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. These unaudited condensed financial statements should be read together with the financial statements for the year ended September 30, 2005, and footnotes thereto included in the Company’s Form 10-K as filed with the United States Securities and Exchange Commission on December 14, 2005. In January 2005, we acquired all of the assets of InnoRx, Inc. by paying cash and issuing shares of SurModics common stock to InnoRx shareholders. Prior to the acquisition, SurModics held an ownership interest in InnoRx of less than 20 percent and accounted for the investment under the cost method. Upon the completion of the InnoRx acquisition, we retroactively adjusted our previously reported results to show the impact of accounting for InnoRx under the equity method. The net impact was an approximate $445,000 reduction of net income for the quarter ended December 31, 2004 from previously reported results.
(2) New Accounting Pronouncements
     In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections — a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for the Company for accounting changes and correction of errors made in fiscal year 2007. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.
     In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards 123 (SFAS 123(R)), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under APB Opinion No. 25. The Statement became effective for the Company in the current quarter and is further discussed in note 6.
     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance on the interaction between SFAS 123(R) and certain SEC rules and regulations. SAB 107 was issued to assist issuers in their initial implementation of SFAS 123(R) and enhance the information received by investors and other users of the financial statements. See note 6 for further discussion.
     In December 2004, the FASB staff issued FASB Staff Position (FSP) FASB 109-1 that provides guidance on the application of FASB Statement No. 109, Accounting for Income Taxes, to

the provision within the American Jobs Creations Act of 2004 that provides a tax deduction on qualified production activities. This FSP is effective upon issuance. The adoption of this FSP did not have a material impact on our results of operations or financial position for the three months ended December 31, 2005
     In March 2004, the Emerging Issues Task Force (“EITF”) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under the FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“FAS 115”). The effective date for evaluating whether an investment is other-than-temporarily impaired was delayed by FSP EITF Issue 03-1-1. In November 2005, the FASB issued FSP FAS 115-1 to clarify these rules. Effectively, the FSP issued in November 2005 reverts to the other-than-temporary guidance that predated the original effective date of EITF 03-1; however, it maintains certain guidance in EITF 03-1 relative to testing of cost-method equity securities and the disclosure requirements which have been effective since 2003. The FSP issued in November 2005 is effective for reporting periods beginning after December 15, 2005. The adoption of the FSP issued in November 2005 is not anticipated to have a material effect on our financial position.
(3) Other assets
     Other assets consist principally of investments and acquired patents. The balance in other assets increased primarily due to the purchase of a patent in the first quarter of fiscal 2006 less accumulated amortization on patents and other intangibles.
(4) Inventories (dollars in thousands)
     Inventories are stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components:

	December 31,	September 30,
	2005	2005
Raw materials	$516	$512
Finished goods	637	579

	$1,153	$1,091

(5) Operating Segments (dollars in thousands)
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.
     SurModics manages its business on the basis of the operating segments noted in the table below, which are composed of the Company’s six business units. The three operating segments are aggregated into one reportable segment. The “Drug Delivery” operating segment contains: (1) the Drug Delivery business unit and (2) the Ophthalmology division. The “Hydrophilic and Other” operating segment consists of three business units: (1) Hydrophilic Technologies, (2) Regenerative Technologies, and (3) Orthopedics. The “Diagnostics” operating segment contains the Diagnostics and Drug Discovery business unit. Each operating segment has similar economic characteristics, technology, manufacturing processes, customers, regulatory environments, and shared infrastructures. The Company manages its expenses on a company-wide basis, as many costs and activities are shared among the business units and a majority of the Company’s employees reside in shared resource units. The focus of the business units is providing solutions to customers and maximizing revenue over the long-term. The accounting policies for segment reporting are the same as for the Company as a whole. The table below presents revenue from the three operating segments.

	Three months ended
	December 31,
	2005	2004
Operating segment:
Drug Delivery	$8,287	$7,121
Hydrophilic and Other	5,165	4,233
Diagnostics	3,013	2,715

Total revenue	$16,465	$14,069

(6) Stock-based Compensation (in thousands, except per share data)
     Commencing October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values, over the requisite service period. The Company recorded $1.2 million of related compensation expense, before taxes, for the three-months ended December 31, 2005. The compensation expense reduced both basic and diluted earnings per share by $0.04.
     As of December 31, 2005, $17.9 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 3.91 years.
     Prior to adopting SFAS 123(R), the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has applied the modified prospective method in adopting SFAS 123(R). Accordingly, periods prior to adoption have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior year period.

Three months ended
December 31, 2004
Reported net income	$5,237
Restricted stock expense previously recorded under APB 25, net of tax	58
Stock-based compensation determined under the fair value based method, net of related tax effects	(642)

Proforma net income	$4,653

Income per common equivalent share:
Basic — as reported	$0.30
Diluted — as reported	$0.29

Basic — proforma	$0.26
Diluted — proforma	$0.25

     The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the three month periods ended December 31, 2005 and 2004 were $19.30 and $18.74, respectively. The fair market value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended December 31, 2005 and December 31, 2004, respectively: risk-free interest rates of 4.55% and 3.52%; expected lives of 5.1 years and 7 years; and expected volatility of 50% and 62%.
     The Company’s Incentive Stock Options (“ISO”) are granted at a price of at least 100% of the fair market value of the Common Stock on the date of the grant or 110% with respect to optionees who own more than 10% of the total combined voting power of all classes of stock. Options expire in seven years or upon termination of employment and are exercisable at a rate of 20% per year from the date of grant or 20% per year commencing one year after the date of grant. Nonqualified stock options are granted at fair market value on the date of grant. Options expire in 7 to 10 years and are exercisable at a rate of 20% per year from the date of grant or 20% per year commencing two years after the date of grant. The Company has authorized 2,400,000 shares for grant under the 2003 Plan. As of December 31, 2005, the aggregate intrinsic value of the option shares outstanding and the option shares exercisable was $16.0 million and $7.8 million, respectively. Option transactions under the prior plans and the 2003 Plan during the first quarter ended December 31, 2005 are summarized as follows:

	Number of	Weighted Average
	shares	Exercise Price
Outstanding at September 30, 2005	1,529,935	$26.60
Granted	133,000	39.13
Exercised	(16,060)	25.88
Canceled	(3,700)	35.78

Outstanding at December 31, 2005	1,643,175	$27.60

Exercisable at December 31, 2005	495,243	$21.37

			Weighted
		Weighted	Average	Shares
	Shares Outstanding	Average	Remaining	Exercisable at
Exercise Price	at December 31,	Exercise	Contractual	December 31,	Weighted Average
Range	2005	Price	Life (in years)	2005	Exercise Price
$2.50-$8.44	150,115	$6.99	1.44	150,115	$6.99
$10.25-$21.82	308,940	21.21	5.46	89,100	20.39
$22.46-$25.09	111,400	24.94	2.36	98,828	25.06
$27.00-$29.89	667,340	29.38	5.79	64,540	29.38
$30.59-$53.00	405,380	37.89	6.02	92,660	36.09

	1,643,175	$27.60	5.15	495,243	$21.37
Restricted Stock Awards
     The Company has entered into restricted stock agreements with certain key employees, covering the issuance of Common Stock (“Restricted Stock”). The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. Unearned compensation has been recognized for the estimated fair value of the 108,000 common shares and is being charged to income over the five-year vesting term. Stock compensation expense recognized related to these awards totaled $203,000 and $94,000 during the three month periods ended December 31, 2005 and 2004, respectively.
1999 Employee Stock Purchase Plan
     Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”) the Company is authorized to issue up to 200,000 shares of Common Stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld to purchase the Company’s Common Stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of December 31, 2005 there was approximately $339,000 of employee contributions included in accrued liabilities in the accompanying balance sheets. Stock compensation expense recognized related to Stock Purchase Plan totaled $42,000 and $0 during the three month periods ended December 31, 2005 and 2004, respectively.
(7) Comprehensive Income (dollars in thousands)
     The components of comprehensive income for the three-month periods are as follows:

	Three months ended
	December 31,
	2005	2004
Net income	$6,218	$5,237

Other comprehensive income:
Unrealized holding losses on available-for-sale securities arising during the period, net of tax	(37)	(128)
Less reclassification adjustment for realized gains included in net income, net of tax	61	—

Other comprehensive income (loss)	24	(128)

Comprehensive income	$6,242	$5,109

(8) Property and Equipment
          In September 2005, the Company entered an agreement to sell a building and 27 acres of land located in Bloomington, Minnesota. Management intends to occupy portions of the building until modifications to the Company’s Eden Prairie, Minnesota facility are complete, at which time the Company will consolidate operations at its Eden Prairie headquarters. The approximate $6.6 million carrying value of the property is recorded in Property and Equipment at December 31, 2005 and the Company will continue to record depreciation expense on the facility until completion of the sale. The Company expects to vacate the Bloomington facility by the end of the third quarter of fiscal 2006.

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
     Revenue in each of our operating segments is derived from three primary sources: (1) royalties and license fees from licensing our patented surface modification and drug delivery technologies and in vitro diagnostic formats to customers; (2) the sale of reagent chemicals to licensees of our technologies, stabilization products to the diagnostics industry and coated glass slides to the genomics market; and (3) research and development fees generated on customer projects. Revenue should be expected to fluctuate from quarter to quarter depending on, among other factors: our customers’ success in selling products incorporating our technologies; the timing of introductions of coated products by customers; the timing of introductions of products that compete with our customers’ products; the number and size of development projects that are entered into; the number and terms of new license agreements that are finalized; the value of reagent chemicals and other products sold to licensees; and the timing of future acquisitions we complete, if any.
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
Critical Accounting Policies
     Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. For a detailed description of our critical accounting policies, see the notes to the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2005. There have been no changes in critical accounting policies subsequent to September 30, 2005 other than the adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”) as discussed in note 6.
Results of Operations
Three Months Ended December 31, 2005 and 2004

(Dollars in thousands)	Fiscal 2006	Fiscal 2005	Increase	% Increase
Revenue:
Drug Delivery	$8,287	$7,121	$1,166	16%
Hydrophilic and Other	5,165	4,233	932	22%
Diagnostics	3,013	2,715	298	11%

Total revenue	$16,465	$14,069	$2,396	17%

     Revenue. Fiscal 2006 first quarter revenue was $16.5 million, an increase of $2.4 million or 17% compared with the same period in fiscal 2005. We experienced growth in all three of our operating segments as detailed in the table above and further explained in the narrative in the paragraphs that follow.
     Drug Delivery. Drug Delivery revenue increased 16% to $8.3 million for the three-month period ended December 31, 2005 compared with $7.1 million for the prior year period. The growth in total revenue reflects an increase in royalties and license fees, partially offset by a decrease in sales of reagent chemicals (chemicals that we manufacture and sell to licensees for coating their medical devices).
     Drug Delivery derives a substantial majority of its revenue from royalties and license fees and product sales attributable to Cordis Corporation, a Johnson & Johnson company, on its Cypher Sirolimus-eluting Coronary Stent. The Cypher stent incorporates a proprietary SurModics coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in coronary artery lesions.
     Revenue from sales of reagents to Cordis decreased as a result of contractually lower unit prices compared with the prior year quarter. Management does not anticipate further reductions in reagent prices to Cordis, but the unit volume of reagents sold to Cordis will likely be directly impacted by anticipated continued improvements in manufacturing efficiencies by Cordis in addition to relative market share positions of drug-eluting stent players.
     Future royalty revenue could decrease because of lower Cypher stent sales as a result of continuing competition from Boston Scientific Corporation’s Taxus drug-eluting stent, which is sold within and outside the U.S., and Medtronic’s Endeavor drug eluting stent sold outside the U.S. These stents compete directly with the Cypher stent. We anticipate that quarterly royalty revenue from the Cypher stent may be volatile as the various marketers of drug-eluting stents continue competing in the marketplace and as others enter the marketplace. Management expects royalties from the Cypher stent to constitute a significant portion of our revenue for the remainder of fiscal year 2006. However, whether and the extent to which royalties from the Cypher stent continue to constitute a significant source of revenue is subject to a number of risks, including intellectual property litigation generally and specifically the damages, settlements and mutual agreements that may result from various infringement suits between Boston Scientific and Cordis in which each has reported to have been found to have violated certain intellectual property rights of the other.

     Hydrophilic and Other. Hydrophilic and Other revenue increased 22% to $5.2 million compared with the first quarter of fiscal 2005 because of higher royalties and license fees in addition to increased reagent chemical sales. In contrast to our Drug Delivery segment, where a significant percentage of revenue is attributable to Cordis, there are several dozen licensees and an even larger number of coated products generating royalties in our Hydrophilic and Other segment.
     Diagnostics. Diagnostics revenue increased 11% to $3.0 million compared with the prior year period. A majority of the increase was attributable to higher royalties on our diagnostic related patents from Abbott Laboratories and increased minimum royalties from our license with GE Healthcare. The Diagnostics segment derives a significant percentage of its revenue from Abbott Laboratories and GE Healthcare. Revenue from product sales also increased as a result of higher sales of our stabilization products (used by diagnostic kit manufacturers in immunoassay diagnostic tests), partially offset by lower sales of genomic slides to GE Healthcare. Effective February 2005, we terminated our stabilization product distribution agreement with SeraCare and began selling directly to the U.S. diagnostics industry. We believe revenue from stabilization products will continue to increase when compared to prior year comparable periods because of the impact of selling directly to the U.S. diagnostics industry, rather than through a distributor.
     Product costs. Product costs were $681,000 for the first quarter of fiscal 2006, a 10% increase from $620,000 in the first quarter of fiscal 2005. Overall product margins averaged 71% compared with 69% for the comparable period last year. The increase in product margins reflects higher average selling prices of stabilization products (reflecting in part selling directly to the U.S. diagnostics industry), partially offset by reduced reagent margins attributable to a contractual reduction in reagent pricing from Cordis. We do not expect further reduction in reagent pricing from Cordis. We anticipate that product margins will decrease in the fourth quarter of fiscal 2006 and into fiscal 2007 as we shift a portion of our manufacturing activities to newly constructed space at our Eden Prairie facility.
     Research and development expenses. Research and development expenses were $4.6 million for the first quarter of fiscal 2006, an increase of 37% compared with the same period in fiscal 2005. Approximately $452,000 of the $1.2 million increase was related to stock based compensation following the adoption of SFAS No. 123(R). Research and development expenses included no such costs in the first quarter of fiscal 2005. The remaining $786,000 of the increase reflects higher patent related legal costs, costs associated with the clinical trial on our I-vation intravitreal implant, and increased personnel costs related to establishing our new Ophthalmology division. We expect research and development expenses to increase throughout the balance of the fiscal year in support of the clinical trial of our intravitreal implant. In addition, expenses will increase as we move development activities into the recently constructed clean room and drug coating suites at our Eden Prairie headquarters. While research and development expenses will increase, the cost of operating the Bloomington facility (reported in general and administrative expenses) will eventually be eliminated. We expect to complete the move from Bloomington to the newly constructed space by the end of our third fiscal quarter of 2006.
     Sales and marketing expenses. Sales and marketing expenses were $324,000 for the first quarter of fiscal 2006, a 24% increase from the prior year period. Approximately $38,000 of the increase was related to stock based compensation. Sales and marketing expenses included no such costs in the first quarter of fiscal 2005. We expect sales and marketing expenses to increase modestly throughout fiscal 2006.
     General and administrative expenses. General and administrative expenses were $2.3 million for the first quarter of fiscal 2006, a 92% increase compared with the same period in fiscal 2005. We recorded approximately $650,000 in expense related to stock based compensation compared to $94,000 in the first quarter of fiscal 2005. The balance of the increase reflects increased compensation and professional service fees when compared to the same period last year and a gain on the sale of a piece of equipment in the first quarter of fiscal 2005. We expect general and administrative expenses will decrease on a sequential basis once we exit our facility in Bloomington, expected sometime in our third fiscal quarter. Currently, the majority of the operating costs of the Bloomington property are reported in general and administrative expenses.
     Other income, net. Other income was $728,000 in the first quarter of fiscal 2006, an increase of $756,000, compared with a net loss of $28,000 for the same period of fiscal 2005. Prior year results included a $445,000 loss related to the impact of accounting for the InnoRx acquisition under the equity method. We recorded no such comparable transaction in the current quarter. The remainder of the increase from last year’s first quarter reflects higher levels of investable cash and higher yields generated from our investment portfolio.
     Income tax expense. The Company’s income tax provision was $3.1 million for the first quarter of fiscal 2006 compared with $3.4 million in the same period of fiscal 2005. Tax expense in the current period included a $465,000 benefit related to the reversal of a tax reserve resulting from a refund on a state’s prior years tax returns. Excluding the impact of this accrual reversal, the effective tax rate was 38.4% for the first quarter of fiscal 2006, compared with 37.2% for the first quarter of fiscal 2005. The increase in the effective tax rate principally reflects the treatment of incentive stock options upon the adoption of SFAS 123(R).
Liquidity and Capital Resources
     As of December 31, 2005, the Company had working capital of $43.8 million and cash, cash equivalents and investments totaling $80.5 million. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company’s policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while generating an above benchmark (Lehman Brothers 1-3 Year Government Index) total rate of return. Management plans to continue to direct its investment advisors to manage the Company’s investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its investments. The Company had positive cash flows from operating activities of approximately $10.4 million in the first three months of fiscal 2006, compared with $5.3 million in the first three months of fiscal 2005.
     We conduct a significant majority of our operations at our Eden Prairie, Minnesota headquarters. In addition, we own a facility in Bloomington, Minnesota. We believe we have adequate office space and manufacturing capacity in our Eden Prairie headquarters to support our business and strategic plan. As such, in September 2005, we entered into an agreement to sell the Bloomington facility and plan to consolidate operations in Eden Prairie. During our third quarter of fiscal year 2005, construction began to improve the research and development capabilities at the Eden Prairie facility. Management estimates expending a total of approximately $8 million. The capital improvements are expected to be completed during the second quarter of fiscal year 2006 and we project an estimated $1 million savings in annual operating expenses from exiting our Bloomington facility to commence in the third quarter of fiscal year 2006.
     In February 2004, we invested $2.1 million in InnoRx, Inc., an Alabama-based, early-stage company developing drug delivery devices and therapies for the ophthalmology market. We made an additional investment of approximately $1.6 million in the first quarter of fiscal year 2005. In January 2005, we entered into a merger agreement whereby SurModics acquired all of the assets of InnoRx, Inc. by paying approximately $4.1 million in cash and issuing 600,064 shares of SurModics common stock to

InnoRx stockholders. In July 2005, we issued 60,002 shares of SurModics’ common stock to the shareholders of InnoRx upon the successful completion of the first milestone involving the InnoRx technology acquired in the purchase of InnoRx. Upon the successful completion of the remaining development and commercial milestones involving InnoRx technology acquired in the transaction, we will be required to issue up to an aggregate 540,062 additional shares of our common stock to the stockholders of InnoRx.
     In January 2005, we made an equity investment of approximately $3.9 million in OctoPlus, a privately-owned company based in the Netherlands active in the development of pharmaceutical formulations incorporating novel biodegradable polymers. The $3.9 million investment, which is accounted for under the cost method, represents an ownership interest of less than 20%.
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
     As of December 31, 2005, we had no debt, nor did we have any credit agreements. We believe that our existing capital resources will be adequate to fund our operations into the foreseeable future.

New Accounting Pronouncements
     In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections — a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for the Company for accounting changes and correction of errors made in fiscal year 2007. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.
     In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards 123 (SFAS 123(R)), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under APB Opinion No. 25. The Statement became effective for the Company in the current quarter and is further discussed in note 6.
     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance on the interaction between SFAS 123(R) and certain SEC rules and regulations. SAB 107 was issued to assist issuers in their initial implementation of SFAS 123(R) and enhance the information received by investors and other users of the financial statements. See note 6 for further discussion.
     In December 2004, the FASB staff issued FASB Staff Position (FSP) FASB 109-1 that provides guidance on the application of FASB Statement No. 109, Accounting for Income Taxes, to the provision within the American Jobs Creations Act of 2004 that provides a tax deduction on qualified production activities. This FSP is effective upon issuance. The adoption of this FSP did not have a material impact on our results of operations or financial position for the three months ended December 31, 2005
     In March 2004, the Emerging Issues Task Force (“EITF”) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under the FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“FAS 115”). The effective date for evaluating whether an investment is other-than-temporarily impaired was delayed by FSP EITF Issue 03-1-1. In November 2005, the FASB issued FSP FAS 115-1 to clarify these rules. Effectively, the FSP issued in November 2005 reverts to the other-than-temporary guidance that predated the original effective date of EITF 03-1; however, it maintains certain guidance in EITF 03-1 relative to testing of cost-method equity securities and the disclosure requirements which have been effective since 2003. The FSP issued in November 2005 is effective for reporting periods beginning after December 15, 2005. The adoption of the FSP issued in November 2005 is not anticipated to have a material effect on our financial position.
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
     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others: (i) the Company’s significant dependence upon Cordis, which causes our financial results and stock price to be subject to factors affecting Cordis and its Cypher stent program, including among others, the rate of market penetration by Cordis, the timing of market introduction of competing products, product safety or efficacy concerns and intellectual property litigation generally and specifically the litigation involving Boston Scientific Scimed, Inc. and Cordis in the U.S. District Court for the District of Delaware in which each was reported in June and July 2005 to have infringed the patent rights of the other; (ii) frequent intellectual property litigation in the medical device industry that may directly or indirectly adversely affect our customers’ ability to market their products incorporating our technologies; (iii) our ability to protect our own intellectual property; (iv) healthcare reform efforts and reimbursement rates for medical device products that may adversely affect our customers’ ability to cost effectively market and sell devices incorporating our technologies; (v) the Company’s ability to attract new licensees and to enter into agreements for additional product applications with existing licensees, the willingness of potential licensees to sign license agreements under the terms offered by the Company, and the Company’s ability to maintain satisfactory relationships with its licensees; (vi) the Company’s ability to increase the number of market segments and applications that use its coating technologies through its sales and marketing and research and development efforts; (vii) the Company’s ability to facilitate through strategic investment and research and development support the creation of new medical device market segments and applications that incorporate its coating technologies; (viii) market acceptance of products sold by customers incorporating our technologies and the timing of new product introductions by licensees; (ix) market acceptance of products sold by customers’ competitors and the timing and pricing of new product introductions by customers’ competitors; (x) the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances, which may result in lost market opportunities or postpone or preclude product commercialization by licensees; (xi) efficacy or safety concerns with respect to products marketed by us and our licensees, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; (xii) the ability to secure raw materials for reagents the Company sells; (xiii) the Company’s ability to manage successfully clinical trials and related foreign and domestic regulatory processes for the I-vation intravitreal implant or other acquired products from InnoRx under development by the Company’s ophthalmology division, whether delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances postpone or preclude product commercialization of the intravitreal implant or other acquired products, and whether the intravitreal implant and any other acquired products remain viable commercial prospects; (xiv) product liability claims not covered by insurance; (xv) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (xvi) the trend of consolidation in the medical device industry, resulting in more significant, complex and long term contracts than in the past and potentially greater pricing pressures; (xvii) the Company’s ability to identify suitable businesses to acquire or with whom to form strategic relationships to expand its technology development and commercialization, its ability to successfully integrate the operations of companies it may acquire from time to time and its ability to create synergies from acquisitions and other strategic relationships; (xviii) the Company’s ability to successfully internally perform certain product development activities and governmental and regulatory compliance activities with respect to acquired technology, including InnoRx technology, which activities the Company has not previously undertaken in any significant manner; (xix) economic and other factors over which the Company has no control, including changes in inflation and consumer confidence; (xx) acts of God or terrorism which impact the Company’s personnel or facilities; and (xxi) other factors described in the “Risk Factors” and other sections of SurModics’ filings with the Securities and Exchange Commission which are incorporated by reference. Many of these factors are outside the control and knowledge of the Company and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon the Company’s forward-looking information and to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $1,180,000 decrease in the fair value of the Company’s available-for-sale securities as of December 31, 2005, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.
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
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
          No matters were submitted to a vote of the Company’s security holders during the period covered by this Report on Form 10-Q; however, set forth below is information concerning matters submitted to a vote of the Company’s security holders at the recent annual meeting of shareholders:
(a)	The Company held its Annual Meeting of Shareholders on January 30, 2006.

(b)	Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934. The shareholders voted on three matters: (i) to set the number of directors at nine (9), (ii) to elect Class I directors, and (iii) to approve amendment and restatement of the Company’s 2003 Equity Incentive Plan to provide for additional forms of awards under the Plan. The shareholders approved all matters by the following votes:

		Votes	Votes	Broker
	Votes For	Against	Abstained	Non-Votes
(i) Set the number of directors at nine (9)	15,848,144	—	445,573	—

		Votes	Broker
	Votes For	Withheld	Non-Votes
(ii) Elect Class I directors
Bruce J Barclay	16,086,565	141,610	—
José H. Bedoya	15,874,738	353,437	—
John A. Meslow	16,017,304	210,871	—

		Votes	Votes	Broker
	Votes For	Against	Abstained	Non-Votes
(iii) To approve amendment and restatement of the Company’s 2003 Equity Incentive Plan to provide for additional forms of awards under the Plan	10,489,090	1,441,036	29,426	4,334,165

Item 5. Other Information.
          None.
Item 6. Exhibits.

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

February 9, 2006

	By:	/s/ Philip D. Ankeny
Philip D. Ankeny
Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended December 31, 2005
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