Form 10-Q
period 2006-03-31
SURMODICS INC
filed 2006-05-10
CIK 924717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐               No ☑
The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of April 28, 2006 was 18,714,767.

PART I. FINANCIAL INFORMATION
SURMODICS, INC.
Condensed Balance Sheets
(In thousands, except share data)

	March 31,	September 30,
	2006	2005
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,580	$3,921
Short-term investments	39,472	20,524
Accounts receivable, net	12,148	10,996
Income taxes receivable	—	3,640
Inventories	1,144	1,091
Deferred tax asset	353	353
Prepaids and other	1,102	1,079

Total current assets	55,799	41,604

Property and equipment, net	18,278	14,832
Long-term investments	46,670	48,874
Deferred tax asset	3,768	2,868
Other assets, net	11,388	16,047

Total Assets	$135,903	$124,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$721	$1,163
Accrued liabilities	3,715	3,546
Accrued income taxes payable	465	—
Deferred revenue	803	414

Total current liabilities	5,704	5,123
Deferred revenue, less current portion	1,352	1,521
Other long-term liabilities	2,000	2,000

Total liabilities	9,056	8,644

Stockholders’ Equity
Series A Preferred stock-
$.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock-
$.05 par value, 45,000,000 shares authorized; 18,712,267 and 18,535,761 shares issued and outstanding	936	927
Additional paid-in capital	90,857	89,721
Unearned compensation	—	(2,621)
Accumulated other comprehensive loss	(566)	(360)
Retained earnings	35,620	27,914

Total stockholders’ equity	126,847	115,581

Total Liabilities and Stockholders’ Equity	$135,903	$124,225

     The accompanying notes are an integral part of these unaudited condensed financial statements.

Item 1. Financial Statements
SURMODICS, INC.
Condensed Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenue
Royalties and license fees	$13,291	$12,268	$25,566	$22,359
Product sales	2,908	2,321	5,255	4,321
Research and development	1,508	1,116	3,351	3,094

Total revenue	17,707	15,705	34,172	29,774

Operating costs and expenses
Product	869	730	1,550	1,349
Research and development	5,060	3,890	9,654	7,246
Sales and marketing	380	307	704	569
General and administrative	2,445	1,649	4,731	2,843
Purchased in-process research & development	—	30,277	—	30,277

Total operating costs and expenses	8,754	36,853	16,639	42,284

Income (loss) from operations	8,953	(21,148)	17,533	(12,510)

Other income (loss)
Investment income	961	434	1,781	851
Impairment loss	(4,651)	—	(4,651)	—
Loss on sales of investments	(9)	(64)	(101)	(64)
Loss on equity method investment in InnoRx	—	(55)	—	(500)

Other income	(3,699)	315	(2,971)	287

Income (loss) before income taxes	5,254	(20,833)	14,562	(12,223)
Income tax provision	(3,789)	(3,538)	(6,880)	(6,911)

Net income (loss)	$1,465	($24,371)	$7,682	($19,134)

Basic net income (loss) per share	$0.08	($1.34)	$0.42	($1.07)

Diluted net income (loss) per share	$0.08	($1.34)	$0.41	($1.07)

Weighted average shares outstanding
Basic	18,481	18,135	18,458	17,851
Dilutive effect of outstanding stock options	168	—	194	—

Diluted	18,649	18,135	18,652	17,851
     The accompanying notes are an integral part of these unaudited condensed financial statements.

SURMODICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Six months ended
	March 31,
	2006	2005
Operating Activities
Net income (loss)	$7,682	($19,134)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation and amortization	1,758	1,934
Loss on equity method investment and sales of investments	101	564
Noncash compensation	2,752	244
Purchased in-process research & development	—	30,277
Impairment loss	4,651	—
Deferred taxes	(900)	(219)
Other	24	—
(Gain)/loss on disposals of property and equipment	44	(193)
Change in operating assets and liabilities:
Accounts receivable	(1,152)	(3,147)
Inventories	(53)	48
Accounts payable and accrued liabilities	(541)	(439)
Income taxes	4,063	(1,732)
Deferred revenue	220	(6)
Prepaids and other	20	(255)

Net cash provided by operating activities	18,669	7,942

Investing Activities
Purchases of property and equipment	(4,120)	(354)
Purchases of available-for-sale investments	(86,239)	(44,514)
Sales/maturities of available-for-sale investments	69,186	48,473
Investments in OctoPlus and other	(81)	(3,910)
Purchase of licenses and patents	(771)	(5,223)
Investment in InnoRx	—	(5,180)

Net cash used in investing activities	(22,025)	(10,708)

Financing Activities
Tax benefit from exercise of stock options	77	—
Issuance of common stock	938	1,031

Net cash provided by financing activities	1,015	1,031

Net change in cash and cash equivalents	(2,341)	(1,735)

Cash and Cash Equivalents
Beginning of period	3,921	2,709

End of period	$1,580	$974

Cash paid for income taxes	$3,586	$8,655

Noncash transaction-acquisition of property, plant, and equipment on account	$1,535	$118
The accompanying notes are an integral part of these unaudited condensed financial statements.

SURMODICS, INC.
Notes to Condensed Financial Statements
Period Ended March 31, 2006
(Unaudited)
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for the interim periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three and six month periods ended March 31, 2006, are not necessarily indicative of the results that may be expected for the entire 2006 fiscal year.
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
(2) New Accounting Pronouncements
     In March 2004, the Emerging Issues Task Force (“EITF”) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under the FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“FAS 115”). The effective date for evaluating whether an investment is other-than-temporarily impaired was delayed by FSP EITF Issue 03-1-1. In November 2005, the FASB issued FSP FAS 115-1 to clarify these rules. Effectively, the FSP issued in November 2005 reverts to the other-than-temporary guidance that predated the original effective date of EITF 03-1; however, it maintains certain guidance in EITF 03-1 relative to testing of cost-method equity securities and the disclosure requirements which have been effective since 2003. The FSP issued in November 2005 became effective in our quarter ended March 31, 2006. See note 9 for additional discussion.
     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections — a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for the Company for accounting changes and correction of errors made in fiscal year 2007. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

     In December 2004, FASB issued a revision to Statement of Financial Accounting Standards 123 (SFAS 123(R)), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under APB Opinion No. 25. The Statement became effective for the Company in the first quarter of fiscal 2006 and is further discussed in note 6.
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
     In December 2004, the FASB staff issued FASB Staff Position (FSP) FASB 109-1 that provides guidance on the application of FASB Statement No. 109, Accounting for Income Taxes, to the provision within the American Jobs Creations Act of 2004 that provides a tax deduction on qualified production activities. This FSP is effective upon issuance. The adoption of this FSP did not have a material impact on our results of operations or financial position for the three months and six months ended March 31, 2006.
(3) Other assets
     Other assets consist principally of investments and acquired patents. The balance in other assets decreased primarily as a result of the $4.7 million impairment loss we recorded on our investment in Novocell (see note 9) and accumulated amortization on patents and other intangibles (in thousands):

	March 31,	September 30,
	2006	2005
Abbott license	7,037	$7,037
Investment in Novocell	559	5,210
Investment in OctoPlus	3,935	3,935
Investment in ThermopeutiX	1,000	1,000
Patents and other	1,585	732
Less-accumulated amortization	(2,728)	(1,867)

Other assets, net	$11,388	$16,047

(4) Inventories (dollars in thousands)
     Inventories are stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components:

	March 31,	September 30,
	2006	2005
Raw materials	$605	$512
Finished goods	539	579

	$1,144	$1,091

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

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
Operating segment
Drug Delivery	$8,645	$7,266	$16,932	$14,387
Hydrophilic and Other	5,302	4,761	10,467	8,994
Diagnostics	3,760	3,678	6,773	6,393

Total revenue	$17,707	$15,705	$34,172	$29,774

(6) Stock-based Compensation (in thousands, except per share data)
     Commencing October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values, over the requisite service period. The Company recorded $1.6 million and $2.8 million of related compensation expense, before taxes, for the three and six months ended March 31, 2006, respectively. The compensation expense reduced basic earnings per by $.05 and diluted earnings per share by $.05 for the three month period ended March 31, 2006. Stock based compensation expense reduced basic earnings per share by $.10 and diluted earnings per share by $.09 for the six month period ended March 31, 2006.
     As of March 31, 2006, $21.1 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 3.73 years.

     Prior to adopting SFAS 123(R), the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has applied the modified prospective method in adopting SFAS 123(R). Accordingly, periods prior to adoption have not been restated. The Company did not amend or alter outstanding stock-based awards in anticipation of adopting SFAS 123(R). The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the three and six months ended March 31, 2005.

	Three months	Six months
	ended	ended
	March 31, 2005
Reported net loss	($24,371)	($19,134)
Restricted stock expense previously recorded under APB 25, net of tax	90	147
Stock-based compensation determined under the fair value based method, net of related tax effects	(849)	(1,490)

Proforma net loss	($25,130)	($20,477)

Loss per common equivalent share:
Basic — as reported	($1.34)	($1.07)
Diluted — as reported	($1.34)	($1.07)

Basic — proforma	($1.38)	($1.15)
Diluted — proforma	($1.38)	($1.15)
     The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the three month periods ended March 31, 2006 and 2005 were $15.93 and $18.91, respectively. The fair market value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2006 and March 31, 2005, respectively: risk-free interest rates of 4.67% and 3.71%; expected lives of 4.6 years and 7 years; and expected volatility of 45% and 62%. The weighted average fair value of options granted during the six month periods ended March 31, 2006 and 2005 were $18.35 and $18.90, respectively. The following weighted-average assumptions were used for the six months ended March 31, 2006 and March 31, 2005, respectively: risk-free interest rates of 4.58% and 3.70%; expected lives of 5 years and 7 years; and expected volatility of 49% and 63%.
     The Company’s Incentive Stock Options (“ISO”) are granted at a price of at least 100% of the fair market value of the Common Stock on the date of the grant or 110% with respect to optionees who own more than 10% of the total combined voting power of all classes of stock. Options expire in seven years or upon termination of employment and are exercisable at a rate of 20% per year from the date of grant or 20% per year commencing one year after the date of grant. Nonqualified stock options are granted at fair market value on the date of grant. Options expire in 7 to 10 years and are exercisable at a rate of 20% per year from the date of grant or 20% per year commencing two years after the date of grant. The Company has authorized 2,400,000 shares for grant under the 2003 Plan, of which approximately 1,059,000 remain available for future awards. As of March 31, 2006, the aggregate intrinsic value of the option shares outstanding and the option shares exercisable was $12.8 million and $7.2 million, respectively. Option transactions under the prior plans and the 2003 Equity Incentive Plan during the six-month period ended March 31, 2006 are summarized as follows:

	Number of	Weighted
	shares	Exercise Price
Outstanding at September 30, 2005	1,529,935	$26.60
Granted	185,100	38.36
Exercised	(49,760)	15.44
Canceled	(29,600)	27.97

Outstanding at March 31, 2006	1,635,675	$28.24

Exercisable at March 31, 2006	610,533	$23.67

			Weighted
		Weighted	Average
		Average	Remaining	Shares
Exercise Price	Shares Outstanding	Exercise	Contractual	Exercisable at	Weighted Average
Range	at March 31, 2006	Price	Life (in years)	March 31, 2006	Exercise Price
$2.50-$8.44	120,115	$6.71	1.37	120,115	$6.71
$10.25-$21.82	302,040	21.20	5.22	108,600	20.56
$22.46-$25.09	110,800	24.94	2.11	98,228	25.06
$27.00-$29.89	646,040	29.38	5.54	190,860	29.36
$30.59-$53.00	456,680	37.73	5.91	92,730	36.08
	1,635,675	$28.24	5.15	610,533	$23.67
Restricted Stock Awards
     The Company has entered into restricted stock agreements with certain key employees, covering the issuance of Common Stock (“Restricted Stock”). The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. Compensation has been recognized for the estimated fair value of the 165,000 common shares and is being charged to income over the vesting term. Stock compensation expense recognized related to these awards totaled $162,000 and $150,000 during the three month periods ended March 31, 2006 and 2005, respectively. Stock compensation expense recognized related to these awards totaled $324,000 and $244,000 during the six month periods ended March 31, 2006 and 2005, respectively.
Performance Share Awards
     The Company has entered into Performance Share agreements with certain key employees, covering the issuance of Common Stock (“Performance Shares”). The Performance Shares will vest upon the achievement of all or a portion of certain performance objectives which must be achieved during the performance period. Compensation has been recognized for the estimated fair value of the 42,000 shares awarded in March 2006 that are estimated to vest during fiscal year 2006. Stock compensation expense related to the Performance Share awards expected to vest totaled $380,000 and $0 during the three month periods ended March 31, 2006 and 2005, respectively. Stock compensation expense related to these awards totaled $380,000 and $0 during the six month periods ended March 31, 2006 and 2005, respectively.

1999 Employee Stock Purchase Plan
     Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”) the Company is authorized to issue up to 200,000 shares of Common Stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld to purchase the Company’s Common Stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of March 31, 2006, there was approximately $45,000 of employee contributions included in accrued liabilities in the accompanying balance sheets. Stock compensation expense recognized related to Stock Purchase Plan totaled $41,000 and $0 during the three month periods ended March 31, 2006 and 2005, respectively and totaled $83,000 and $0 during the six month periods ended March 31, 2006 and 2005, respectively.
(7) Comprehensive Income (dollars in thousands)
     The components of comprehensive income for the three-month and six-month periods are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income (loss)	$1,465	($24,371)	$7,682	($19,134)

Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	(236)	(282)	(271)	(410)
Less reclassification adjustment for realized gains included in net income, net of tax	6	40	65	40

Other comprehensive income (loss)	(230)	(242)	(206)	(370)

Comprehensive income (loss)	$1,235	($24,613)	$7,476	($19,504)

(8) Property and Equipment
     In September 2005, the Company entered an agreement to sell a building and 27 acres of land located in Bloomington, Minnesota. The approximate $6.6 million carrying value of the property is recorded in Property and Equipment at March 31, 2006. The Company vacated the Bloomington facility at the end of the second quarter of fiscal 2006 and consolidated operations at its headquarters in Eden Prairie, Minnesota.
(9) Impairment Loss
     The Company has invested a total of $5.2 million in Novocell, Inc., a privately-held Irvine, California-based biotech firm that is developing a unique treatment for diabetes. The investment, which is accounted for under the cost method, is included in other assets and represents an ownership interest of less than 5%. During the quarter ended March 31, 2006, utilizing the recent guidance provided by FASB Staff Position 115-1 (“FSP 115-1”), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, combined with Novocell valuation information gathered in conjunction with a prospective round of financing, the Company determined its investment in Novocell was impaired and that the impairment was other-than-temporary. During the three months ended March 31, 2006, the Company recorded an impairment loss approximately $4.7 million. Since it’s not currently tax deductible, no tax benefit has been recorded in connection with this impairment loss.

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

Results of Operations
Three Months Ended March 31, 2006 and 2005

(Dollars in thousands)	2006	2005	Increase	% Increase
Revenue:
Drug Delivery	$8,645	$7,266	$1,379	19%
Hydrophilic and Other	5,302	4,761	541	11%
Diagnostics	3,760	3,678	82	2%

Total revenue	$17,707	$15,705	$2,002	13%

     Revenue. Fiscal 2006 second quarter revenue was $17.7 million, an increase of $2.0 million or 13% compared with the same period in fiscal 2005 as detailed in the table above and further explained in the narrative that follows.
     Drug Delivery. Drug Delivery revenue increased 19% to $8.6 million for the three-month period ended March 31, 2006 compared with $7.3 million for the prior year period. The growth in total revenue reflects increases in all three revenue sources: royalties and license fees, product sales, and research and development revenue.
     Drug Delivery derives a substantial majority of its revenue from royalties and license fees and product sales attributable to Cordis Corporation, a Johnson & Johnson company, on its Cypher Sirolimus-eluting Coronary Stent. The Cypher stent incorporates a proprietary SurModics polymer coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in coronary artery lesions.
     A majority of the overall increase in drug delivery revenue reflects increased royalty revenue from Cordis as a result of higher Cypher sales. The growth in sales of reagent chemicals (chemicals that we manufacture and sell to licensees for coating their medical devices) to Cordis reflects higher unit sales volumes compared with the prior year quarter. The unit volume of reagents sold to Cordis will likely be directly impacted by anticipated continued improvements in manufacturing efficiencies by Cordis in addition to relative market share positions of drug-eluting stent players.
     Future royalty and reagent sales revenue could decrease because of lower Cypher stent sales as a result of continuing competition from Boston Scientific Corporation’s Taxus drug-eluting stent, which is sold within and outside the U.S., and Medtronic’s Endeavor drug eluting stent sold outside the U.S. In addition, a drug-eluting stent from Guidant Corporation (whose vascular intervention unit was recently acquired by Abbott Laboratories) and one from Connor Medsystems received approval in the European Union and others are expected to be approved in the next two years. These stents compete directly with the Cypher stent. We anticipate that quarterly royalty revenue from the Cypher stent may be volatile as the various marketers of drug-eluting stents continue competing in the marketplace and as others enter the marketplace. Management expects royalties from the Cypher stent to constitute a significant portion of our revenue for the remainder of fiscal year 2006. However, whether and the extent to which royalties from the Cypher stent continue to constitute a significant source of revenue is subject to a number of risks, including intellectual property litigation generally, and specifically the damages, settlements and mutual agreements that may result from various infringement suits between Boston Scientific and Cordis in which each has reported to have been found to have violated certain intellectual property rights of the other.

     Hydrophilic and Other. Hydrophilic and Other revenue increased 11% to $5.3 million compared with the second quarter of fiscal 2005 as a result of growth in all three revenue components. Approximately one-half of the increase was a result of higher sales of reagents. Reagent sales are subject to materials planning and production schedules of our licensees which can result in variability of order patterns. Because of this potential variability we believe it is unlikely that growth in reagent sales will continue at this level for the remainder of the fiscal year. The remainder of the increase in Hydrophilic and Other was principally a result of royalty revenue growth. We believe the growth in royalty revenue is likely to continue for the balance of the fiscal year. In contrast to our Drug Delivery segment, where a significant percentage of revenue is attributable to Cordis, there are several dozen licensees and an even larger number of coated products generating royalties in our Hydrophilic and Other segment.
     Diagnostics. Diagnostics revenue increased 2% to $3.8 million compared with the prior year period. A majority of the increase was attributable to growth in product sales as a result of higher sales of our stabilization products (used by diagnostic kit manufacturers in immunoassay diagnostic tests), partially offset by modestly lower sales of genomic slides to GE Healthcare. Effective February 2005, we terminated our stabilization product distribution agreement with SeraCare and began selling directly to the U.S. diagnostics industry. The Diagnostics segment derives a significant percentage of its revenue from Abbott Laboratories and GE Healthcare.
     Product costs. Product costs were $869,000 for the second quarter of fiscal 2006, a 19% increase from $730,000 in the second quarter of fiscal 2005. Overall product margins averaged 70% compared with 69% for the comparable period last year. The increase in product margins reflects higher average selling prices of stabilization products (reflecting in part selling directly to the U.S. diagnostics industry), partially offset by reduced reagent margins attributable to a contractual reduction in reagent pricing from Cordis. We do not expect further reductions in reagent pricing from Cordis. We anticipate that product margins will decrease as we approach the end of fiscal 2006 and continuing into fiscal 2007 as result of higher depreciation costs once we shift a portion of our manufacturing activities to newly-constructed space at our Eden Prairie facility.
     Research and development expenses. Research and development expenses were $5.1 million for the second quarter of fiscal 2006, an increase of 30% compared with the same period in fiscal 2005. Approximately $771,000 of the $1.2 million increase was related to stock based compensation following the adoption of SFAS No. 123(R). Research and development expenses included no such charge in the second quarter of fiscal 2005. Excluding stock based compensation, research and development expenses increased 10%. The remaining $400,000 of the increase reflects higher costs associated with the clinical trial on our I-vation intravitreal implant and increased personnel costs in our new Ophthalmology division. We expect research and development expenses to increase throughout the balance of the fiscal year in support of the clinical trial of our intravitreal implant. In addition, expenses will increase now that we have transferred certain development activities into the recently constructed clean room and drug coating suites at our Eden Prairie headquarters. While research and development expenses will increase, the cost of operating the Bloomington facility (reported in general and administrative expenses) will be eliminated.
     Sales and marketing expenses. Sales and marketing expenses were $380,000 for the second quarter of fiscal 2006, a 24% increase from the prior year period. Approximately $40,000 of the increase was related to stock based compensation. Sales and marketing expenses included no such costs in the second quarter of fiscal 2005. We expect sales and marketing expenses to increase at a rate less than the current period for the balance of fiscal 2006.

     General and administrative expenses. General and administrative expenses were $2.4 million for the second quarter of fiscal 2006, a 48% increase compared with the same period in fiscal 2005. We recorded approximately $750,000 in expense related to stock based compensation compared with $150,000 in the second quarter of fiscal 2005. The increase in general and administrative expenses also reflects increased compensation and professional service fees when compared with the same period last year. Excluding the impact of stock based compensation, general and administrative expenses increased 13%. We expect general and administrative expenses will decrease on a sequential basis reflecting the cost savings since we completed the exit from our facility in Bloomington. Currently, the majority of the operating costs of the Bloomington property are reported in general and administrative expenses.
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
     Other income, net. Other income resulted in a net loss of $3.7 million as a result of the $4.7 million non-cash impairment loss on our investment in Novocell, Inc. Prior year other income results also include a $55,000 loss related to the impact of accounting for the InnoRx acquisition under the equity method. Income from investments was $961,000 in the second quarter of fiscal 2006, an increase of $527,000, compared with $434,000 for the same period of fiscal 2005 reflecting higher levels of investable cash and higher yields generated from our investment portfolio.
     Income tax expense. The Company’s income tax provision was $3.8 million for the second quarter of fiscal 2006 compared with $3.5 million in the same period of fiscal 2005. Excluding the impact of the $4.7 million impairment loss, which is not currently tax deductible, the effective tax rate was 38.3% for the second quarter of fiscal 2006, compared with 37.5% for the same period last year (when the impact of non tax deductible purchased in-process research and development is excluded). The increase in the effective tax rate principally reflects the treatment of incentive stock options upon the adoption of SFAS 123(R).
Six Months Ended March 31, 2006 and 2005

(Dollars in thousands)	Fiscal 2006	Fiscal 2005	Increase	% Increase
Revenue:
Drug Delivery	$16,932	$14,387	$2,545	18%
Hydrophilic and Other	10,467	8,994	1,473	16%
Diagnostics	6,773	6,393	380	6%

Total revenue	$34,172	$29,774	$4,398	15%

     Revenue. The Company’s revenue was $34.2 million for the first six months of fiscal 2006, an increase of $4.4 million, or 15%, compared with the same period of fiscal 2005. We provide a narrative of revenue for each of our three operating segments in the paragraphs that follow.
     Drug Delivery. Drug Delivery revenue increased 18% to $16.9 million for the first half of fiscal 2006 compared with $14.4 million for the same period last year. While the increase reflects growth in all three revenue sources: royalties and license fees, product sales, and research and development revenue, approximately $2.1 million of the increase results from growth in royalties and license fees. Sequential quarterly royalty revenue could decrease because of lower Cypher stent sales as a result of continuing competition from Boston Scientific Corporation’s Taxus drug-eluting stent, which is sold within and outside the U.S., and Medtronic’s Endeavor drug eluting stent sold outside the U.S. In addition, a drug-eluting stent from Guidant Corporation, (whose vascular intervention unit was recently acquired by Abbott Laboratories) and one from Connor Medsystems received approval in the European Union and others are expected to be approved in the next two years.
     Hydrophilic and Other. Hydrophilic and Other revenue increased 16% to $10.5 million for the first six months of fiscal 2006, driven principally by increased royalties and reagent sales. Slightly more than one half of the increase is attributed to higher royalties and license fees.
     Diagnostics. Diagnostics revenue increased 6% to $6.8 million. A substantial majority of the growth resulted from increased stabilization product sales. The balance of the increase reflects higher minimum royalty revenue from GE Healthcare offset partially by reduced royalties from Abbott.
     Product costs. Product costs were $1.6 million for the six months ended March 31, 2006, a 15% increase from $1.3 million last year. Overall product margins averaged 71% compared with 69% for the comparable period last year. The margin increase is primarily attributable to increased stabilization product sales and non-Cordis reagent sales which carry higher margins. We anticipate that product margins will decrease as we approach the end of fiscal 2006 and continuing into fiscal 2007 as we shift a portion of our manufacturing activities to newly constructed space at our Eden Prairie facility.
     Research and development expenses. Research and development expenses were $9.7 million for the first six months of fiscal 2006, an increase of 33% compared with the same period in fiscal 2005. Approximately $1.2 million of the increase reflects higher costs associated with the clinical trial on our I-vation intravitreal implant and increased personnel costs in our new Ophthalmology division. The remaining $1.2 million of the $2.4 million increase was related to stock based compensation following the adoption of SFAS No. 123(R). Research and development expenses included no such costs in the first half of fiscal 2005. Excluding the impact of stock based compensation, research and development expenses increased 16% for the comparable period last year.
     Sales and marketing expenses. Sales and marketing expenses were $704,000 for the six months ending March 31, 2006, a 24% increase from prior year period. Approximately $77,000 of the increase was related to stock based compensation. Sales and marketing expenses included no such costs in the first half of fiscal 2005.
     General and administrative expenses. General and administrative expenses were $4.7 million for the first six months of fiscal 2006, a 66% increase compared with the same period in fiscal 2005. We recorded approximately $1.4 million in expense related to stock based compensation, compared with $244,000 in fiscal 2005. The balance of the increase reflects increased compensation and professional service fees when compared to the same period last year and a gain on the sale of equipment in the first quarter of fiscal 2005. Excluding the impact of stock based compensation, general and administrative expenses increased 28% for the comparable period last year.
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
     Other income, net. Other income resulted in a loss of $3.0 million for the first six months of fiscal 2006 compared with income of $287,000 in the same period of fiscal 2005, primarily as a result of the $4.7 million impairment loss on our investment in Novocell. Income from investments was $1.8 million through the first half of fiscal 2006, an increase of $930,000, compared with $851,000 for the same period of fiscal 2005, reflecting higher levels of investable cash and higher yields generated from our investment portfolio. Prior year other income results also include a $500,000 loss related to the impact of accounting for the InnoRx acquisition under the equity method. We recorded no such comparable transaction in the first half of fiscal 2006.
     Income tax expense. The Company’s income tax provision was $6.9 million for the first six months of fiscal 2006 compared with $6.9 million in the same period of fiscal 2005. Excluding the impact of the $4.7 million impairment loss, which is not currently tax deductible, the effective tax rate was 35.8% for the first six months of fiscal 2006, compared with 38.3% for the same period last year (when the impact of non tax deductible purchased in-process research and development is excluded). The decrease in the effective tax rate principally reflects the $465,000 benefit related to the reversal of a tax reserve we recorded in our first fiscal quarter, partially offset by the treatment of incentive stock options upon the adoption of SFAS 123(R).
Liquidity and Capital Resources
     As of March 31, 2006, the Company had working capital of $50.1 million and cash, cash equivalents and investments totaling $87.7 million. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company’s policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while generating an above benchmark (Lehman Brothers 1-3 Year Government Index) total rate of return. Management plans to continue to direct its investment advisors to manage the Company’s investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its investments. The Company had positive cash flows from operating activities of approximately $18.7 million in the first six months of fiscal 2006, compared with $8.0 million in the first six months of fiscal 2005.
     We conduct a significant majority of our operations at our Eden Prairie, Minnesota headquarters. In addition, we own a facility in Bloomington, Minnesota. We believe we have adequate office space and manufacturing capacity in our Eden Prairie headquarters to support our business and strategic plan. As such, in September 2005, we entered into an agreement to sell the Bloomington facility and formulated plans to consolidate operations in Eden Prairie. During our third quarter of fiscal year 2005, construction began to improve the research and development capabilities at the Eden Prairie facility. Management estimates expending a total of approximately $8 million, of which approximately $ 5.8 million has been incurred through March 31, 2006. The capital improvements were sufficiently complete by the end of second quarter of fiscal year 2006, allowing us to consolidate operations at our Eden Prairie headquarters.
     In January 2005, we entered into a merger agreement whereby SurModics acquired all of the assets of InnoRx, Inc. by paying approximately $4.1 million in cash and issuing 600,064 shares of SurModics common stock to InnoRx stockholders. In July 2005, we issued 60,002 shares of SurModics’ common stock to the shareholders of InnoRx upon the successful completion of the first milestone involving the InnoRx technology acquired in the purchase of InnoRx. In March 2006, we issued an additional 60,007 shares as a result of completion of the second milestone. Upon the successful completion of the remaining development and commercial milestones involving InnoRx technology acquired in the transaction, we will be required to issue up to an aggregate 480,060 additional shares of our common stock to the stockholders of InnoRx.

     In January 2005, we made an equity investment of approximately $3.9 million in OctoPlus, a privately-owned company based in the Netherlands active in the development of pharmaceutical formulations incorporating novel biodegradable polymers. The $3.9 million investment, which is accounted for under the cost method, represents an ownership interest of less than 20%.
     We have invested a total of $5.2 million in Novocell, Inc., a privately-held Irvine, California-based biotech firm that is developing a unique treatment for diabetes. Working with Novocell, our researchers have created a coating that encapsulates pancreatic islet cells, the cells that produce insulin in the human body. If successful, this treatment using coated islet cells could dramatically change the treatment of diabetes. During the quarter ended March 31, 2006, we recorded an impairment loss of approximately $4.7 million (see note 9). The balance of our $560,000 investment, which is accounted for under the cost method, is included in other assets and represents an ownership interest of less than 5%. Novocell’s primary technology is in its development stage, and we anticipate that it will be years before commercialization may be realized, if ever.
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
     As of March 31, 2006, we had no debt, nor did we have any credit agreements. We believe that our existing capital resources will be adequate to fund our operations into the foreseeable future.
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
     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others: (i) the Company’s significant dependence upon Cordis, which causes our financial results and stock price to be subject to factors affecting Cordis and its Cypher stent program, including among others, the rate of market penetration by Cordis, the timing of market introduction of competing products, product safety or efficacy concerns and intellectual property litigation generally and specifically the litigation involving Boston Scientific Scimed, Inc. and Cordis in the U.S. District Court for the District of Delaware in which each was reported in June and July 2005 to have infringed the patent rights of the other; (ii) frequent intellectual property litigation in the medical device industry that may directly or indirectly adversely affect our customers’ ability to market their products incorporating our technologies; (iii) our ability to protect our own intellectual property; (iv) healthcare reform efforts and reimbursement rates for medical device products that may adversely affect our customers’ ability to cost effectively market and sell devices incorporating our technologies; (v) the Company’s ability to attract new licensees and to enter into agreements for additional product applications with existing licensees, the willingness of potential licensees to sign license agreements under the terms offered by the Company, and the Company’s ability to maintain satisfactory relationships with its licensees; (vi) the Company’s ability to increase the number of market segments and applications that use its coating technologies through its sales and marketing and research and development efforts; (vii) the Company’s ability to facilitate through strategic investment and research and development support the creation of new medical device market segments and applications that incorporate its coating technologies; (viii) market acceptance of products sold by customers incorporating our technologies and the timing of new product introductions by licensees; (ix) market acceptance of products sold by customers’ competitors and the timing and pricing of new product introductions by customers’ competitors; (x) the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances, which may result in lost market opportunities or postpone or preclude product commercialization by licensees; (xi) efficacy or safety concerns with respect to products marketed by us and our licensees, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; (xii) the ability to secure raw materials for reagents the Company sells; (xiii) the Company’s ability to manage successfully clinical trials and related foreign and domestic regulatory processes for the I-vation intravitreal implant or other acquired products from InnoRx under development by the Company’s ophthalmology division, whether delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances postpone or preclude product commercialization of the intravitreal implant or other acquired products, and whether the intravitreal implant and any other acquired products remain viable commercial prospects; (xiv) product liability claims not covered by insurance; (xv) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (xvi) the trend of consolidation in the medical device industry, resulting in more significant, complex and long term contracts than in the past and potentially greater pricing pressures; (xvii) the Company’s ability to identify suitable businesses to acquire or with whom to form strategic relationships to expand its technology development and commercialization, its ability to successfully integrate the operations of companies it may acquire from time to time and its ability to create synergies from acquisitions and other strategic relationships; (xviii) the Company’s ability to successfully internally perform certain product development activities and governmental and regulatory compliance activities with respect to acquired technology, including InnoRx technology, which activities the Company has not previously undertaken in any significant manner; (xix) economic and other factors over which the Company has no control, including changes in inflation and consumer confidence; (xx) acts of God or terrorism which impact the Company’s personnel or facilities; and (xxi) other factors described in the “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K, which you are encouraged to read carefully. Many of these factors are outside the control and knowledge of the Company and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon the Company’s forward-looking information and to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $1,300,000 decrease in the fair value of the Company’s available-for-sale securities as of March 31, 2006, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2006, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

			(c)	(d)
			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs

January 1, 2006- March 31, 2006	5,082	$37.34	N/A	N/A

Total	5,082	$37.34

(1)	All of the Shares were repurchased by the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called “stock swap exercises” of employee stock options issued to three employees.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Information regarding matters submitted to a vote of the Company’s security holders during the period cover by this report was previously reported in the Company’s Form 10-Q for the quarterly period ended December 31, 2005.
Item 5. Other Information.
     None.

Item 6. Exhibits.
          Exhibits –

10.1*	Form of SurModics, Inc. 2003 Equity Incentive Plan Nonqualified Stock Option Agreement(1)

10.2*	Form of SurModics, Inc. 2003 Equity Incentive Plan Incentive Stock Option Agreement(1)

10.3*	Form of SurModics, Inc. 2003 Equity Incentive Plan Restricted Stock Agreement(1)

10.4*	Form of SurModics, Inc. 2003 Equity Incentive Plan Performance Share Award Agreement(1)

10.5*	Form of SurModics, Inc. 2003 Equity Incentive Plan Performance Unit Award (cash settled) Agreement(1)

10.6*	Form of SurModics, Inc. 2003 Equity Incentive Plan Restricted Stock Unit Agreement(1)

10.7*	Form of SurModics, Inc. 2003 Equity Incentive Plan Stock Appreciation Rights (cash settled) Agreement(1)

10.8*	Form of SurModics, Inc. 2003 Equity Incentive Plan Stock Appreciation Rights (stock settled) Agreement(1)

10.9*	SurModics, Inc. 2003 Equity Incentive Plan (as Amended and Restated December 13, 2005)

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

(1)	Incorporated by reference to the Company’s Form 8-K/A filed March 20, 2006.

(2)	Incorporated by reference to the Company’s Form 8-K filed on February 3, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurModics, Inc.
May 10, 2006	By:	/s/ Philip D. Ankeny
Philip D. Ankeny
Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended March 31, 2006
SURMODICS, INC.

Exhibit	Description
10.1*	Form of SurModics, Inc. 2003 Equity Incentive Plan Nonqualified Stock Option Agreement(1)

10.2*	Form of SurModics, Inc. 2003 Equity Incentive Plan Incentive Stock Option Agreement(1)

10.3*	Form of SurModics, Inc. 2003 Equity Incentive Plan Restricted Stock Agreement(1)

10.4*	Form of SurModics, Inc. 2003 Equity Incentive Plan Performance Share Award Agreement(1)

10.5*	Form of SurModics, Inc. 2003 Equity Incentive Plan Performance Unit Award (cash settled) Agreement(1)

10.6*	Form of SurModics, Inc. 2003 Equity Incentive Plan Restricted Stock Unit Agreement(1)

10.7*	Form of SurModics, Inc. 2003 Equity Incentive Plan Stock Appreciation Rights (cash settled) Agreement(1)

10.8*	Form of SurModics, Inc. 2003 Equity Incentive Plan Stock Appreciation Rights (stock settled) Agreement(1)

10.9*	SurModics, Inc. 2003 Equity Incentive Plan (as Amended and Restated December 13, 2005)

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

(1)	Incorporated by reference to the Company’s Form 8-K/A filed March 20, 2006.

(2)	Incorporated by reference to the Company’s Form 8-K filed on February 3, 2006.