Form 10-Q
period 2006-06-30
SURMODICS INC
filed 2006-08-09
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐            No ☑
The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of July 31, 2006 was 18,765,957.

PART I. FINANCIAL INFORMATION
SURMODICS, INC.
Condensed Balance Sheets
(In thousands, except share data)

	June 30,	September 30,
	2006	2005
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,870	$3,921
Short-term investments	48,726	20,524
Accounts receivable, net	11,862	10,996
Income taxes receivable	—	3,640
Inventories	1,115	1,091
Deferred tax asset	366	353
Prepaids and other	1,714	1,079

Total current assets	65,653	41,604

Property and equipment, net	11,776	14,832
Long-term investments	46,095	48,874
Deferred tax asset	3,789	2,868
Other assets, net	17,088	16,047

Total Assets	$144,401	$124,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$648	$1,163
Accrued liabilities	2,569	3,546
Accrued income taxes payable	819	—
Deferred revenue	577	414
Current portion of long-term liabilities	1,000	—

Total current liabilities	5,613	5,123

Deferred revenue, less current portion	1,582	1,521
Other long-term liabilities	1,000	2,000

Total liabilities	8,195	8,644

Stockholders’ Equity
Series A Preferred stock-
$.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock-
$.05 par value, 45,000,000 shares authorized; 18,764,227 and 18,535,761 shares issued and outstanding	938	927
Additional paid-in capital	93,938	89,721
Unearned compensation	—	(2,621)
Accumulated other comprehensive loss	(649)	(360)
Retained earnings	41,979	27,914

Total stockholders’ equity	136,206	115,581

Total Liabilities and Stockholders’ Equity	$144,401	$124,225

The accompanying notes are an integral part of these unaudited condensed financial statements.

Item 1. Financial Statements
SURMODICS, INC.
Condensed Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue
Royalties and license fees	$13,948	$12,694	$39,514	$35,052
Product sales	2,659	2,663	7,914	6,984
Research and development	1,532	1,161	4,883	4,255

Total revenue	18,139	16,518	52,311	46,291

Operating costs and expenses
Product	891	743	2,441	2,092
Research and development	5,281	4,494	14,935	11,739
Sales and marketing	348	341	1,052	909
General and administrative	2,156	1,792	6,887	4,635
Purchased in-process research & development	—	—	—	30,277

Total operating costs and expenses	8,676	7,370	25,315	49,652

Income (loss) from operations	9,463	9,148	26,996	(3,361)

Other income (loss)
Investment income	1,113	494	2,894	1,344
Impairment loss	—	—	(4,651)	—
Other loss	(11)	(25)	(112)	(588)

Other income (loss)	1,102	469	(1,869)	756

Income (loss) before income taxes	10,565	9,617	25,127	(2,605)
Income tax provision	(4,207)	(3,522)	(11,087)	(10,433)

Net income (loss)	$6,358	$6,095	$14,040	($13,038)

Basic net income (loss) per share	$0.34	$0.33	$0.76	($0.72)

Diluted net income (loss) per share	$0.34	$0.32	$0.75	($0.72)

Weighted average shares outstanding
Basic	18,570	18,322	18,494	18,008
Dilutive effect of outstanding stock options	155	606	187	—

Diluted	18,725	18,928	18,681	18,008
The accompanying notes are an integral part of these unaudited condensed financial statements.

SURMODICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Nine months ended
	June,
	2006	2005
Operating Activities
Net income (loss)	$14,040	($13,038)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation and amortization	2,726	2,840
Loss on equity method investment and sales of investments	112	588
Amortization of discount on investments	(941)	(91)
Noncash compensation	4,358	405
Purchased in-process research & development	—	30,277
Tax benefit from exercise of stock options	(116)	(121)
Impairment loss	4,651	—
Deferred taxes	(758)	1,142
Other	24	0
(Gain)/loss on disposals of property and equipment	83	(91)
Change in operating assets and liabilities:
Accounts receivable	(866)	(2,613)
Inventories	(24)	11
Accounts payable and accrued liabilities	(789)	191
Income taxes	4,574	(1,909)
Deferred revenue	(120)	(282)
Prepaids and other	120	(60)

Net cash provided by operating activities	27,074	17,249

Investing Activities
Purchases of property and equipment	(5,300)	(996)
Purchases of available-for-sale investments	(135,609)	(71,029)
Sales/maturities of available-for-sale investments	110,357	70,417
Investments in OctoPlus and other	(160)	(5,058)
Purchase of licenses and patents	(906)	(5,223)
Investment in InnoRx	—	(5,181)

Net cash used in investing activities	(31,618)	(17,070)

Financing Activities
Tax benefit from exercise of stock options	116	121
Issuance of common stock	2,377	1,972

Net cash provided by financing activities	2,493	2,093

Net change in cash and cash equivalents	(2,051)	2,272

Cash and Cash Equivalents
Beginning of period	3,921	2,709

End of period	$1,870	$4,981

Cash paid for income taxes	$7,365	$11,204
Noncash transaction-acquisition of property, plant, and equipment on account	$1,043	$875
The accompanying notes are an integral part of these unaudited condensed financial statements.

SURMODICS, INC.
Notes to Condensed Financial Statements
Period Ended June 30, 2006
(Unaudited)
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for the interim periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three and nine month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the entire 2006 fiscal year.
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
(2) New Accounting Pronouncements
     On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.
(3) Other assets (dollars in thousands)
     Other assets consist principally of investments and acquired patents. The balance in other assets increased primarily as a result of the long term portion of the note receivable the Company recorded on the sale of its Bloomington property (see note 8), partially offset by the $4.7 million impairment loss we recorded on our investment in Novocell (see note 9) and accumulated amortization on patents and other intangibles. The Company recorded amortization expense of $436,000 and $1.3 million for the three months and nine months ended June 30, 2006, respectively. We expect to incur approximately $1.7 million of amortization each year in fiscal years 2006 through 2008, $490,000 in fiscal 2009, and $71,000 in fiscal years 2010 and 2011. Management does not believe an other-than-temporary impairment existed as of June 30, 2006, with respect to its existing investments:

	June 30,	September 30,
	2006	2005
Abbott license	7,037	$7,037
Investment in Novocell	559	5,210
Investment in OctoPlus	4,095	3,935
Investment in ThermopeutiX	1,000	1,000
Patents and other	1,600	732
Note receivable (long-term portion)	5,961	—
Less-accumulated amortization	(3,164)	(1,867)

Other assets, net	$17,088	$16,047

(4) Inventories (dollars in thousands)
     Inventories are stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components:

	June 30,	September 30,
	2006	2005
Raw materials	$557	$512
Finished goods	558	579

	$1,115	$1,091

(5) Operating Segments (dollars in thousands)
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.
     SurModics manages its business on the basis of the operating segments noted in the table below, which are composed of the Company’s six business units. The three operating segments are aggregated into one reportable segment. The “Drug Delivery” operating segment contains: (1) the Drug Delivery business unit and (2) the Ophthalmology division. The “Hydrophilic and Other” operating segment consists of three business units: (1) Hydrophilic Technologies, (2) Regenerative Technologies, and (3) Orthopedics. The “In Vitro” operating segment contains the In Vitro Technologies (formerly Diagnostics and Drug Discovery) business unit. Each operating segment has similar economic characteristics, technology, manufacturing processes, customers, regulatory environments, and shared infrastructures. The Company manages its expenses on a company-wide basis, as many costs and activities are shared among the business units and a majority of the Company’s employees reside in shared resource units. The focus of the business units is providing solutions to customers and maximizing revenue over the long-term. The accounting policies for segment reporting are the same as for the Company as a whole. The table below presents revenue from the three operating segments.

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating segment
Drug Delivery	$8,647	$7,857	$25,580	$22,244
Hydrophilic and Other	5,522	4,833	15,988	13,826
In Vitro Technologies	3,970	3,828	10,743	10,221

Total revenue	$18,139	$16,518	$52,311	$46,291

(6) Stock-based Compensation (in thousands, except per share data)
     Commencing October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values, over the requisite service period. The Company recorded $1.6 million and $4.4 million of related compensation expense, before taxes, for the three and nine months ended June 30, 2006, respectively. The compensation expense reduced basic earnings per share by $.06 and diluted earnings per share by $.05 for the three month period ended June 30, 2006. Stock-based compensation expense reduced basic earnings per share by $.15 and diluted earnings per share by $.15 for the nine month period ended June 30, 2006.
     As of June 30, 2006, $22.0 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 3.48 years.
     Prior to adopting SFAS 123(R), the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has applied the modified prospective method in adopting SFAS 123(R). Accordingly, periods prior to adoption have not been restated. The Company did not amend or alter outstanding stock-based awards in anticipation of adopting SFAS 123(R). The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the three and nine months ended June 30, 2005.

	Three months	Nine months
	ended	ended
	June 30, 2005
Reported net income (loss)	$6,095	($13,038)
Restricted stock expense previously recorded under APB 25, net of tax	101	255
Stock-based compensation determined under the fair value based method, net of related tax effects	(950)	(2,447)

Proforma net income (loss)	$5,246	($15,230)

Income (loss) per common equivalent share:
Basic — as reported	$.33	($.72)
Diluted — as reported	$.32	($.72)

Basic — pro forma	$.29	($.85)
Diluted — pro forma	$.28	($.85)

     The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the three month periods ended June 30, 2006 and 2005 were $14.37 and $25.80, respectively. The fair market value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended June 30, 2006 and June 30, 2005, respectively: risk-free interest rates of 5.04% and 3.83%; expected lives of 4.6 years and 7.0 years; and expected volatility of 42.3% and 62.7%. The weighted average fair value of options granted during the nine month periods ended June 30, 2006 and 2005 were $17.55 and $19.17, respectively. The following weighted-average assumptions were used for the nine months ended June 30, 2006 and June 30, 2005, respectively: risk-free interest rates of 4.67% and 3.70%; expected lives of 4.9 years and 7.0 years; and expected volatility of 47.6% and 62.7%.
     The Company’s Incentive Stock Options (“ISO”) are granted at a price of at least 100% of the fair market value of the Common Stock on the date of the grant or 110% with respect to optionees who own more than 10% of the total combined voting power of all classes of stock. Options expire in seven years or upon termination of employment and are exercisable at a rate of 20% per year commencing one year after the date of grant. Nonqualified stock options are granted at fair market value on the date of grant. Options expire in 7 to 10 years and are exercisable at rates of 20% per year from the date of grant or 20% to 33% per year commencing one year after the date of grant. The Company has authorized 2,400,000 shares for grant under the 2003 Plan, of which approximately 1,006,000 remain available for future awards. As of June 30, 2006, the aggregate intrinsic value of the option shares outstanding and the option shares exercisable was $12.9 million and $7.4 million, respectively with an average remaining contractual life of 4.47 years. The intrinsic value and the cash proceeds of options exercised during the nine month period ended June 30, 2006 was $1.8 million and $2.0 million respectively. The intrinsic value and the cash proceeds of options exercised during the nine month period ended June 30, 2005 was $2.1 million and $1.6 million respectively. Option transactions under the prior plans and the 2003 Equity Incentive Plan during the nine-month period ended June 30, 2006 are summarized as follows:

	Number of	Weighted Average
	shares	Exercise Price
Outstanding at September 30, 2005	1,529,935	$26.60
Granted	231,800	37.47
Exercised	(108,220)	20.45
Forfeited	(78,640)	29.26

Outstanding at June 30, 2006	1,574,875	$28.49

Exercisable at June 30, 2006	590,023	$23.68

			Weighted
		Weighted	Average
		Average	Remaining	Shares	Weighted
Exercise Price	Shares Outstanding	Exercise	Contractual	Exercisable at	Average Exercise
Range	at June 30, 2006	Price	Life (in years)	June 30, 2006	Price
$2.50-$10.25	114,115	$6.67	1.18	114,115	$6.67
$14.06-$21.82	281,290	21.24	5.07	122,630	20.89
$22.46-$27.00	102,220	24.93	1.90	90,008	25.06
$28.78-$29.89	585,880	29.36	5.33	167,580	29.35
$30.13-$53.00	491,370	37.40	5.82	95,690	36.34

	1,574,875	$28.49	4.91	590,023	$23.68
Restricted Stock Awards
     The Company has entered into restricted stock agreements with certain key employees, covering the issuance of Common Stock (“Restricted Stock”). The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. Compensation has been recognized for the estimated fair value of the 155,000 common shares and is being charged to income over the vesting term. Stock compensation expense recognized related to these awards totaled $324,000 and $161,000 during the three month periods ended June 30, 2006 and 2005, respectively. Stock compensation expense recognized related to these awards totaled $648,000 and $405,000 during the nine month periods ended June 30, 2006 and 2005, respectively. Common shares with an approximate fair value of $126,000 were issued during the nine months ended June 30, 2006. Following is a summary of Restricted Stock transactions for the nine months ended June 30, 2006:

	Number of	Weighted Average
	shares	Exercise Price
Balance at September 30, 2005	108,000	$30.15
Granted	65,000	36.07
Issued	(3,500)	36.00
Cancelled	(14,500)	33.24

Balance at June 30, 2006	155,000	$32.21
Performance Share Awards
     The Company has entered into Performance Share agreements with certain key employees, covering the issuance of Common Stock (“Performance Shares”). The Performance Shares will vest upon the achievement of all or a portion of certain performance objectives which must be achieved during the performance period. Compensation has been recognized for the estimated fair value of the 42,000 shares awarded in March 2006 that are estimated to vest during fiscal 2006. Stock compensation expense related to the Performance Share awards expected to vest totaled $183,000 and $0 during the three month periods ended June 30, 2006 and 2005, respectively. Stock compensation expense related to these awards totaled $540,000 and $0 during the nine month periods ended June 30, 2006 and 2005, respectively.
1999 Employee Stock Purchase Plan
     Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”) the Company is authorized to issue up to 200,000 shares of Common Stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld to purchase the

Company’s Common Stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of June 30, 2006, there was approximately $170,000 of employee contributions included in accrued liabilities in the accompanying balance sheets. Stock compensation expense recognized related to Stock Purchase Plan totaled $40,000 and $0 during the three month periods ended June 30, 2006 and 2005, respectively and totaled $123,000 and $0 during the nine month periods ended June 30, 2006 and 2005, respectively.
(7) Comprehensive Income (dollars in thousands)
     The components of comprehensive income for the three-month and nine-month periods are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$6,358	$6,095	$14,040	($13,038)

Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	(90)	171	(359)	(239)
Less reclassification adjustment for realized gains included in net income, net of tax	7	15	70	55

Other comprehensive income (loss)	(83)	186	(289)	(184)

Comprehensive income (loss)	$6,275	$6,281	$13,751	($13,222)

(8) Property and Equipment
     In September 2005, the Company entered into an agreement to sell a building and 27 acres of land located in Bloomington, Minnesota. The company vacated the Bloomington facility at the beginning of the third quarter of fiscal 2006 and consolidated operations at its headquarters in Eden Prairie, Minnesota. Management is accounting for the transaction as an installment sale and believes the $6.6 million balance on the note receivable is collectible as of June 30, 2006. Management does not anticipate recording any additional gain or loss on the sale.
(9) Impairment Loss
     The Company has invested a total of $5.2 million in Novocell, Inc., a privately-held Irvine, California-based biotech firm that is developing a unique treatment for diabetes. The investment, which is accounted for under the cost method, is included in other assets and represents an ownership interest of less than 5%. During the quarter ended March 31, 2006, utilizing the recent guidance provided by FASB Staff Position 115-1 (“FSP 115-1”), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, combined with Novocell valuation information gathered in conjunction with a prospective round of financing, the Company determined its investment in Novocell was impaired and that the impairment was other-than-temporary. During the three months ended March 31, 2006, the Company recorded an impairment loss of approximately $4.7 million. Since the Company does not currently forsee future offsetting capital gains to offset this capital loss, no tax benefit has been recorded.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     SurModics is a leading provider of surface modification and drug delivery technologies to the healthcare industry. The Company is organized into three operating segments composed of six technology-centered and industry-focused business units. The “Drug Delivery” operating segment contains: (1) the Drug Delivery business unit, which is responsible for technologies dedicated to site-specific delivery of drugs, and (2) the Ophthalmology division, which is dedicated to the advancement of treatments for eye diseases, such as age-related macular degeneration (AMD) and diabetic macular edema (DME), two of the leading causes of blindness. The “Hydrophilic and Other” operating segment consists of three business units: (1) Hydrophilic Technologies business unit, which focuses on enhancing medical devices with advanced lubricious coatings that facilitate their placement and maneuverability in the body; (2) Regenerative Technologies business unit, which is developing platforms intended to augment or replace tissue/organ function (e.g., cell encapsulation applications), or to modify medical devices to facilitate tissue/organ recovery through natural repair mechanisms (e.g., hemo/biocompatible coatings); and (3) Orthopedics business unit, which is committed to innovative solutions for orthopedics patients using proven SurModics technologies, and creating new technology solutions to existing patient care gaps in the orthopedics field. The “In Vitro” operating segment contains the In Vitro Technologies (formerly Diagnostics and Drug Discovery) business unit, which includes our genomics slide technologies, our stabilization products for immunoassay diagnostic tests, our in vitro diagnostic format technology and the work being performed to develop synthetic cell culture products.
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

Results of Operations
Three Months Ended June 30, 2006 and 2005

(Dollars in thousands)	2006	2005	Increase	% Increase
Revenue:
Drug Delivery	$8,647	$7,857	$790	10%
Hydrophilic and Other	5,522	4,833	689	14%
In Vitro	3,970	3,828	142	4%

Total revenue	$18,139	$16,518	$1,621	10%

     Revenue. Third quarter revenue was $18.1 million, an increase of $1.6 million or 10% compared with the same period in fiscal 2005. Growth was distributed across all three operating segments as detailed in the table above and further explained in the narrative below.
     Drug Delivery. Revenue in the Drug Delivery segment increased 10% to $8.6 million for the three-month period ended June 30, 2006, compared with $7.9 million for the prior year period. The growth in total revenue reflects increases in royalties and license fees, and research and development revenue. Drug Delivery derives a substantial majority of its revenue from royalties and license fees and product sales attributable to Cordis Corporation, a Johnson & Johnson company, on its Cypher Sirolimus-eluting Coronary Stent. The Cypher stent incorporates a proprietary SurModics polymer coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in coronary artery lesions. Approximately one half of the overall increase in drug delivery revenue reflects increased royalty revenue from Cordis (as a result of higher Cypher sales) and increased research and development fees from drug delivery customers. Sales of reagent chemicals (chemicals that we manufacture and sell to licensees for coating their medical devices) to Cordis decreased when compared with the prior year quarter. The unit volume of reagents sold to Cordis will likely be directly impacted by anticipated continued improvements in manufacturing efficiencies by Cordis in addition to relative market share positions of drug-eluting stent players. The remainder of the increase in drug delivery revenue reflects increased licensing revenue and research and development revenue on ophthalmic applications.
     Future royalty and reagent sales revenue could decrease because of lower Cypher stent sales as a result of continuing competition from Boston Scientific Corporation’s Taxus drug-eluting stent, which is sold within and outside the U.S., and stents from Medtronic and Conor Medsystems sold outside the U.S. In addition, drug-eluting stents from Guidant Corporation (whose vascular intervention unit was recently acquired by Abbott Laboratories), Abbott Vascular and others are expected to be approved in the next two years. These stents compete directly with the Cypher stent. We anticipate that quarterly royalty revenue from the Cypher stent may be volatile as the various marketers of drug-eluting stents continue competing in the marketplace and as others enter the marketplace. Management expects royalties from the Cypher stent to constitute a significant portion of our revenue for the remainder of fiscal year 2006 and fiscal year 2007. However, whether and the extent to which royalties from the Cypher stent continue to constitute a significant source of revenue is subject to a number of risks, including intellectual property litigation generally, and specifically the damages, settlements and mutual agreements that may result from various infringement suits between Boston Scientific and Cordis in which each has been found to have violated certain intellectual property rights of the other.

     Hydrophilic and Other. Revenue in the Hydrophilic and Other segment increased 14% to $5.5 million compared with the third quarter of fiscal 2005 primarily as a result of growth in royalties and license fees. In contrast to our Drug Delivery segment, where a significant percentage of revenue is attributable to Cordis, there are several dozen licensees and an even larger number of coated products generating royalties in our Hydrophilic and Other segment. While we believe royalty revenue will continue to increase in the fourth quarter of the fiscal year, growth is unlikely to be as strong as the third quarter.
     In Vitro. Revenue in the In Vitro segment (formerly Diagnostics and Drug Discovery) increased 4% to $4.0 million compared with the prior year period. A majority of the increase was attributable to growth in product sales as a result of higher sales of our stabilization products (used by diagnostic kit manufacturers in immunoassay diagnostic tests) and increased sales of genomics slides to GE Healthcare. The In Vitro segment derives a significant percentage of its revenue from Abbott Laboratories and GE Healthcare.
     Product costs. Product costs were $891,000 for the third quarter of fiscal 2006, a 20% increase from $743,000 in the third quarter of fiscal 2005. Overall product margins averaged 66% compared with 72% for the comparable period last year. The decrease in product margins reflects higher depreciation costs on our recently-constructed manufacturing space at our Eden Prairie facility, stock-based compensation and to a lesser extent, the mix of products sold in the period (some of our reagent products carry higher margins than our stabilization products and genomics slides). We anticipate that product margins will continue to be lower on a year over year basis through the second quarter of fiscal 2007.
     Research and development expenses. Research and development expenses were $5.3 million in the third quarter of fiscal 2006, an increase of 18% compared with the same period in fiscal 2005. Approximately $714,000 of the $787,000 increase was related to stock-based compensation following the adoption of SFAS No. 123(R). Research and development expenses included no such charge in the third quarter of fiscal 2005. Excluding stock-based compensation, research and development expenses increased less than 2%. The balance of the increase reflects higher costs associated with the clinical trial on our I-vation intravitreal implant, increased costs of operating the recently-constructed clean rooms and drug coating suites at our Eden Prairie headquarters, and increased personnel costs. These increased costs were partially offset by reduced legal costs. Research and development expenses will likely increase for the balance of the fiscal year in support of the clinical trial of our I-vation intravitreal implant. In April 2006, we ceased operations at our Bloomington, Minnesota contract manufacturing facility and consolidated our operations at Eden Prairie. While research and development expenses will increase reflecting increased depreciation on our Eden Prairie facility, the cost of operating the Bloomington facility (reported in general and administrative expenses) has been eliminated.
     Sales and marketing expenses. Sales and marketing expenses were $348,000 for the third quarter of fiscal 2006, a 2% increase from the prior year period. Approximately $55,000 in the quarter was related to stock-based compensation. Sales and marketing expenses included no such costs in the third quarter of fiscal 2005. Excluding stock-based compensation, sales and marketing expenses decreased about 14% on lower personnel costs and reduced travel. We expect sales and marketing expenses to increase sequentially in the fourth quarter of fiscal 2006 and into fiscal 2007.
     General and administrative expenses. General and administrative expenses were $2.2 million for the third quarter of fiscal, a 20% increase compared with $1.8 million in same period in fiscal 2005. We recorded approximately $808,000 in expense related to stock-based compensation compared with $161,000 in the third quarter of fiscal 2005. Excluding the impact of stock-based compensation, general and administrative expenses decreased 17% as a result of the cost savings realized since we exited our contract manufacturing facility in Bloomington in April 2006. We expect general and administrative expenses to be lower when compared with prior year results for the next several quarters reflecting lower facility operating costs. The majority of the operating costs of the Bloomington facility were reported in general and administrative expenses.

     Other income, net. Other income was $1.1 million in the third quarter of fiscal 2006, an increase of 135% compared to fiscal 2005. The increase reflects higher levels of investable cash and higher yields generated from our investment portfolio.
     Income tax expense. The Company’s income tax provision was $4.2 million in the third quarter of fiscal 2006 compared with $3.5 million in the same period of fiscal 2005 resulting in an effective tax rate of 39.8% for the third quarter of fiscal 2006, compared with 36.6% for the same period last year. The increase in the effective tax rate principally reflects discrete items and the treatment of incentive stock options upon the adoption of SFAS 123(R).
Nine months Ended June 30, 2006 and 2005

(Dollars in thousands)	2006	2005	Increase	% Increase
Revenue:
Drug Delivery	$25,580	$22,244	$3,336	15%
Hydrophilic and Other	15,988	13,826	2,162	16%
In Vitro	10,743	10,221	522	5%

Total revenue	$52,311	$46,291	$6,020	13%

     Revenue. Total revenue was $52.3 million for the first nine months of fiscal 2006, an increase of $6.0 million, or 13%, compared with the same period of fiscal 2005. Growth was distributed across all three operating segments as detailed above in the table and further explained in the narrative below.
     Drug Delivery. Drug Delivery revenue increased 15% to $25.6 million in the first nine months of fiscal 2006, compared with $22.2 million for the same period last year. The increase primarily reflects growth in royalties and license fees and to a lesser extent research and development revenue.
     Hydrophilic and Other. Hydrophilic and Other revenue increased 16% to $16.0 million for the nine months ended June 30, 2006, driven principally by increased royalties and license fees, and reagent sales.
     In Vitro. In Vitro revenue increased 5% to $10.7 million. The increase principally reflects higher stabilization product sales and higher minimum royalty revenue from GE Healthcare, offset partially by reduced royalties from Abbott.
     Product costs. Product costs were $2.4 million for the nine months ended June 30, 2006, a 17% increase from $2.1 million in the prior year period. Overall product margins averaged 69% compared with 70% for the comparable period last year. We anticipate that the decrease in product margins will continue into fiscal 2007 as we have shifted a portion of our manufacturing activities to newly-constructed space at our Eden Prairie facility, which will result in higher depreciation expense.
     Research and development expenses. Research and development expenses were $14.9 million for the first nine months of fiscal 2006, an increase of 27% compared with the same period in fiscal year 2005. Approximately $1.9 million of the $3.2 million increase was related to stock-based compensation following the adoption of SFAS No. 123(R). Research and development expenses included no such costs in fiscal 2005. The remainder of the increase reflects higher costs associated with the clinical trial on our I-vation intravitreal implant and increased personnel costs in our research and development organization and particularly in our new Ophthalmology division, partially offset by lower legal expenses. Excluding the impact of stock-based compensation, research and development expenses increased 11% from the comparable period last year.

     Sales and marketing expenses. Sales and marketing expenses were $1.1 million for the nine months ending June 30, 2006, a 16% increase from prior year period. Approximately $133,000 of the increase was related to stock-based compensation. Sales and marketing expenses included no such costs in the same period of fiscal 2005.
     General and administrative expenses. General and administrative expenses were $6.9 million for the first nine months of fiscal 2006, a 49% increase compared with $4.6 million in fiscal 2005. We recorded approximately $2.2 million in expense related to stock-based compensation, compared with $405,000 in fiscal 2005. The balance of the increase reflects increased compensation and professional service fees when compared with the same period last year, partially offset by lower facility operating costs due to exiting our contract manufacturing facility in April 2006. Excluding the impact of stock-based compensation, general and administrative expenses increased 11% from the comparable period last year.
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
     Other income, net. Other income resulted in a loss of $1.9 million for the first nine months of fiscal 2006 compared with income of $756,000 in the same period of fiscal 2005, primarily as a result of the $4.7 million impairment loss on our investment in Novocell we recorded in the second quarter of fiscal 2006. Income from investments was $2.8 million through the first nine months fiscal 2006, an increase of $1.5 million, compared with $1.3 million for the same period of fiscal 2005. The increase reflects higher levels of investable cash and higher yields generated from our investment portfolio. Prior year other income results also include a $500,000 loss related to the impact of accounting for the InnoRx acquisition under the equity method. We recorded no such comparable transaction in fiscal 2006.
     Income tax expense. The income tax provision was $11.1 million for the first nine months of fiscal 2006 compared with $10.4 million in the same period of fiscal 2005. Excluding the impact of the $4.7 million impairment loss, which is not currently tax deductible, the effective tax rate was 37.2% for the first nine months of fiscal 2006, compared with 37% for the same period last year when the impact of non-tax deductible purchased in-process research and development is excluded.
Liquidity and Capital Resources
     As of June 30, 2006, the Company had working capital of $60.0 million and cash, cash equivalents and investments totaling $96.7 million. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company’s policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while generating an above benchmark (Lehman Brothers 1-3 Year Government Index) total rate of return. Management plans to continue to direct its investment advisors to manage the Company’s investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its investments. The Company had positive cash flows from operating activities of approximately $27.1 million in the first nine months of fiscal 2006, compared with $17.2 million in the first nine months of fiscal 2005.

     We conduct a significant majority of our operations at our Eden Prairie, Minnesota headquarters. During our third quarter of fiscal year 2005, construction began to improve the research and development capabilities at the Eden Prairie facility. Management estimates expending a total of approximately $6 million, of which approximately $5.9 million has been incurred through June 30, 2006. The capital improvements were sufficiently complete by the end of second quarter of fiscal year 2006, allowing us to vacate our contract manufacturing facility in Bloomington, Minnesota and consolidate our Minnesota operations at our Eden Prairie headquarters. In addition to our Eden Prairie location, we lease approximately 3,000 square feet of commercial office space in Irvine, California, where our ophthalmic division conducts a portion of its operations.
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
     In January 2005, we made an equity investment of approximately $3.9 million in OctoPlus, a privately-owned company based in the Netherlands active in the development of pharmaceutical formulations incorporating novel biodegradable polymers. In May 2006, we made an additional investment of approximately $160,000. The $4.1 million investment, which is accounted for under the cost method, represents an ownership interest of less than 20%.
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

     In September 2004, we made a commitment to purchase for $7 million certain additional sublicense rights and the accompanying future royalty revenue streams under certain sublicenses through an amendment to our diagnostic format patent license with Abbott Laboratories. Prior to such amendment, we were receiving only a portion of the royalties under such sublicenses. The first $5 million installment was paid in November 2004. The two remaining $1 million installments are reflected in other current and long-term liabilities.
     As of June 30, 2006, we had no debt, nor did we have any credit agreements. We believe that our existing capital resources will be adequate to fund our operations into the foreseeable future.
     As of June 30, 2006, the Company did not have any off-balance sheet arrangements with any unconsolidated entitites.
     Certain information in this Quarterly Report on Form 10-Q pertaining to the effects of stock-based compensation may be considered non-GAAP financial information as contemplated by SEC Regulation G. Management believes the presentation of financial measures that identify the magnitude of the impact of stock-based compensation charges on its results of operations provide useful information to investors as the information allows investors to better evaluate ongoing business performance and factors that influenced performance during the period under report, including when comparing against prior periods. Management also uses such financial measures internally to monitor performance of the business. These potential non-GAAP financial measures should be considered in addition to, and not a substitute for, financial measures prepared in accordance with GAAP.
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
     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others: (i) the Company’s significant dependence upon Cordis, which causes our financial results and stock price to be subject to factors affecting Cordis and its Cypher stent program, including among others, the rate of market penetration by Cordis, the timing of market introduction of competing products, product safety or efficacy concerns and intellectual property litigation generally and specifically the litigation involving Boston Scientific Scimed, Inc. and Cordis in the U.S. District Court for the District of Delaware in which each was reported in June and July 2005 to have been found to have infringed the patent rights of the other; (ii) frequent intellectual property litigation in the medical device industry that may directly or indirectly adversely affect our customers’ ability to market their products incorporating our technologies; (iii) our ability to protect our own intellectual property; (iv) healthcare reform efforts and reimbursement rates for medical device products that may adversely affect our customers’ ability to cost effectively market and sell devices incorporating our technologies; (v) the Company’s ability to attract new licensees and to enter into agreements for additional product applications with existing licensees, the willingness of potential licensees to sign license agreements under the terms offered by the Company, and the Company’s ability to maintain satisfactory relationships with its licensees; (vi) the Company’s ability to increase the number of market segments and applications that use its coating technologies through its sales and marketing and research and development efforts; (vii) the Company’s ability to facilitate through strategic investment and research and development support the creation of new medical device market segments and applications that incorporate its coating technologies; (viii) market acceptance of products sold by customers incorporating our technologies and the timing of new product introductions by licensees; (ix) market acceptance of products sold by customers’ competitors and the timing and pricing of new product introductions by customers’ competitors; (x) the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances, which may result in lost market opportunities or postpone or preclude product commercialization by licensees; (xi) efficacy or safety concerns with respect to products marketed by us and our licensees, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; (xii) the ability to secure raw materials for reagents the Company sells; (xiii) the Company’s ability to manage successfully clinical trials and related foreign and domestic regulatory processes for the I-vation intravitreal implant or other acquired products from InnoRx under development by the Company’s ophthalmology division, whether delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances postpone or preclude product commercialization of the intravitreal implant or other acquired products, and whether the intravitreal implant and any other acquired products remain viable commercial prospects; (xiv) product liability claims not covered by insurance; (xv) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (xvi) the trend of consolidation in the medical device industry, resulting in more significant, complex and long term contracts than in the past and potentially greater pricing pressures; (xvii) the Company’s ability to identify suitable businesses to acquire or with whom to form strategic relationships to expand its technology development and commercialization, its ability to successfully integrate the operations of companies it may acquire from time to time and its ability to create synergies from acquisitions and other strategic relationships; (xviii) the Company’s ability to successfully internally perform certain product development activities and governmental and regulatory compliance activities with respect to acquired technology, including InnoRx technology, which activities the Company has not previously undertaken in any significant manner; (xix) economic and other factors over which the Company has no control, including changes in inflation and consumer confidence; (xx) acts of God or terrorism which impact the Company’s personnel or facilities; and (xxi) other factors described in the “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K, which you are encouraged to read carefully. Many of these factors are outside the control and knowledge of the Company and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon the Company’s forward-looking information and to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $1,420,000 decrease in the fair value of the Company’s available-for-sale securities as of June 30, 2006, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In April 2006, we issued 60,007 additional shares of common stock for former stockholders of InnoRx pursuant to the terms of and as a result of our January 2005 acquisition of InnoRx and successful completion of the second milestone established in the acquisition. (See Liquidity and Capital Resources for more information related to our InnoRx acquisition). Such milestone shares were issued only for the former stockholders of InnoRx as a part of the InnoRx acquisition terms established at the time of that acquisition and without receipt of any additional consideration from such stockholders. An exemption from registration therefore was claimed at the time of the acquisition under Section 4(2) of such securities Act.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Information regarding matters submitted to a vote of the Company’s security holders during the period cover by this report was previously reported in the Company’s Form 10-Q for the quarterly period ended December 31, 2005.
Item 5. Other Information.
     None.
Item 6. Exhibits.
                     Exhibits –

10.1#	Change of Control Agreement with Bruce J Barclay, dated April 19, 2006(1)

10.2#	Change of Control Agreement with Philip D. Ankeny, dated April 19, 2006(1)

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

#	Management contract or compensatory plan or arrangement.

**	Filed herewith.

(1)	Incorporated by reference to the Company’s Form 8-K filed April 25, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurModics, Inc.

August 9, 2006

	By:	/s/ Philip D. Ankeny
Philip D. Ankeny
Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended June 30, 2006
SURMODICS, INC.

Exhibit	Description

10.1#	Change of Control Agreement with Bruce J Barclay, dated April 19, 2006(1)

10.2#	Change of Control Agreement with Philip D. Ankeny, dated April 19, 2006(1)

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

#	Management contract or compensatory plan or arrangement.

**	Filed herewith.

(1)	Incorporated by reference to the Company’s Form 8-K filed April 24, 2006.