Form 10-Q
period 2006-12-31
SURMODICS INC
filed 2007-02-09
CIK 924717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Registrant’s telephone number, including area code: (952) 829-2700
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑       No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes☐       No☑
The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of January 31, 2006 was 18,393,439.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SURMODICS, INC.
Condensed Balance Sheets
(In thousands, except share data)

	December 31,	September 30,
	2006	2006
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$233	$3,751
Short-term investments	50,142	55,062
Accounts receivable, net	12,537	14,493
Inventories	933	952
Deferred tax asset	435	435
Prepaids and other	1,557	1,403

Total current assets	65,837	76,096

Property and equipment, net	11,446	11,686
Long-term investments	49,243	47,758
Deferred tax asset	3,751	4,883
Other assets, net	21,453	16,979

Total Assets	$151,730	$157,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$527	$963
Accrued liabilities	1,418	2,880
Accrued income taxes payable	4,481	1,910
Deferred revenue	2,626	2,236
Other current liabilities	1,000	1,000

Total current liabilities	10,052	8,989
Deferred revenue, less current portion	2,357	2,210
Other long-term liabilities	1,000	1,000

Total liabilities	13,409	12,199

Stockholders’ Equity
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 18,393,439 and 18,830,455 shares issued and outstanding	920	942
Additional paid-in capital	81,626	96,281
Accumulated other comprehensive income (loss)	1,510	(293)
Retained earnings	54,265	48,273

Total stockholders’ equity	138,321	145,203

Total Liabilities and Stockholders’ Equity	$151,730	$157,402

The accompanying notes are an integral part of these unaudited condensed financial statements.

SURMODICS, INC.
Condensed Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	December 31,
	2006	2005
Revenue
Royalties and license fees	$13,219	$12,275
Product sales	2,726	2,347
Research and development	795	1,843

Total revenue	16,740	16,465

Operating costs and expenses
Product	1,086	681
Research and development	5,207	4,593
Sales and marketing	311	324
General and administrative	2,027	2,287

Total operating costs and expenses	8,631	7,885

Income from operations	8,109	8,580

Other income
Investment income	1,333	820
Other loss	(4)	(92)

Other income	1,329	728

Income before income taxes	9,438	9,308
Income tax provision	(3,446)	(3,090)

Net income	$5,992	$6,218

Basic net income per share	$0.32	$0.34
Diluted net income per share	$0.32	$0.33

Weighted average shares outstanding
Basic	18,456	18,436
Dilutive effect of outstanding stock options	100	207

Diluted	18,556	18,643
The accompanying notes are an integral part of these unaudited condensed financial statements.

SURMODICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Three months ended
	December 31,
	2006	2005
Operating Activities
Net income	$5,992	$6,218
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	986	878
Loss on equity method investment and sales of investments	4	92
Amortization of discount on investments	(557)	—
Noncash compensation	1,412	1,162
Deferred taxes	19	(296)
Other	—	24
Change in operating assets and liabilities:
Accounts receivable	1,956	(311)
Inventories	19	(62)
Accounts payable and accrued liabilities	(972)	(635)
Income taxes	2,571	3,390
Deferred revenue	515	(252)
Prepaids and other	(165)	147

Net cash provided by operating activities	11,780	10,355

Investing Activities
Purchases of property and equipment	(1,226)	(2,823)
Purchases of available-for-sale investments	(40,973)	(42,337)
Sales/maturities of available-for-sale investments	45,014	32,935
Purchase of licenses and patents	(38)	(649)
Purchase of equity in OctoPlus, Novocell and other	(2,117)	—
Repayment of notes receivable	130	—

Net cash provided by (used in) investing activities	790	(12,874)

Financing Activities
Tax benefit from exercise of stock options	—	43
Issuance of common stock	1,428	359
Repurchase of common stock	(17,516)	—

Net cash provided by (used in) by financing activities	(16,088)	402

Net change in cash and cash equivalents	(3,518)	(2,117)

Cash and Cash Equivalents
Beginning of period	3,751	3,921

End of period	$233	$1,804

Cash paid for income taxes	$847	$33
Noncash transaction-acquisition of property, plant, and equipment on account	$63	$544
The accompanying notes are an integral part of these unaudited condensed financial statements.

SURMODICS, INC.
Notes to Condensed Financial Statements
Period Ended December 31, 2006
(Unaudited)
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for the interim periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three month period ended December 31, 2006, are not necessarily indicative of the results that may be expected for the entire 2007 fiscal year.
     In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. These unaudited condensed financial statements should be read together with the financial statements for the year ended September 30, 2006, and footnotes thereto included in the Company’s Form 10-K as filed with the United States Securities and Exchange Commission on December 14, 2006.
(2) New Accounting Pronouncements
     On July 13, 2006, Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company in fiscal 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial condition.
     In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). The interpretations in SAB 108 provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. This guidance will apply to fiscal years ending after November 15, 2006. We do not believe the adoption of SAB 108 will have a material impact on our financial position, results of operations, or cash flows.
(3) Other assets
     Other assets consist principally of investments in marketable securities, a note receivable and acquired patents. The balance in other assets increased primarily as a result of an additional investment in OctoPlus N.V. and the increased market value of OctoPlus during the quarter. In October 2006, we made an additional investment of $1.9 million in OctoPlus, a company based in the

Netherlands active in the development of pharmaceutical formulations incorporating novel biodegradable polymers. Also in October 2006, OctoPlus common stock began trading on an international exchange following an initial public offering of its common stock. With a readily determinable fair market value, the Company now treats the investment in OctoPlus as an available-for-sale investment rather than a cost method investment. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment. Our investment in OctoPlus represents an ownership interest of approximately 9%.
     In September 2005, the Company entered an agreement to sell its contract manufacturing facility and 27 acres of land located in Bloomington, Minnesota. The terms of the sale agreement included a $100,000 cash down payment and a note receivable of $6.9 million, which is collateralized by the property. The terms of the note call for monthly installment payments of principal and interest at 6% with the remaining amount due and payable in September 2010. The $5.5 million balance in other assets represents the long-term portion due on the note.
     The Company recorded amortization expense of $447,000 for the three months ended December 31, 2006. We expect to incur approximately $1.8 million of amortization each year in fiscal years 2007 and 2008, $532,000 in fiscal 2009, and $113,000 in fiscal years 2010 through 2012. Management does not believe an other-than-temporary impairment existed as of December 31, 2006, with respect to its existing investments:

	December 31,	September 30,
(in thousands)	2006	2006
Abbott license	$7,037	$7,037
Note receivable (long-term portion)	5,519	5,635
Investment in Novocell	559	559
Investment in OctoPlus	8,909	4,095
Investment in ThermopeutiX	1,185	1,000
Patents and other	2,299	2,262
Less-accumulated amortization	(4,055)	(3,609)

Other assets, net	$21,453	$16,979

(4) Inventories
     Inventories are stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components:

	December 31,	September 30,
(in thousands)	2006	2006
Raw materials	$473	$512
Finished goods	460	440

	$933	$952

(5) Operating Segments
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.
     SurModics manages its business on the basis of the operating segments noted in the table below, which are composed of the Company’s six business units. The three operating segments are aggregated into one reportable segment. The “Drug Delivery” operating segment contains: (1) the Drug Delivery business unit and (2) the Ophthalmology division. The “Hydrophilic and Other” operating segment consists of three business units: (1) Hydrophilic Technologies, (2) Regenerative Technologies, and (3) Orthopedics. The “In Vitro” operating segment contains the In Vitro Technologies (formerly Diagnostics and Drug Discovery) business unit. Each operating segment has similar economic characteristics, technology, manufacturing processes, customers, regulatory environments, and shared infrastructures. The Company manages its expenses on a company-wide basis, as many costs and activities are shared among the business units and a majority of the Company’s employees reside in shared resource units. The focus of the business units is to provide solutions to customers and maximizing revenue over the long-term. The accounting policies for segment reporting are the same as for the Company as a whole. The table below presents revenue from the three operating segments.

	Three months ended
	December 31,
(in thousands)	2006	2005
Operating segment
Drug Delivery	$6,628	$8,287
Hydrophilic and Other	5,278	5,165
In Vitro	4,834	3,013

Total revenue	$16,740	$16,465

(6) Stock-based Compensation
     Commencing October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values, over the requisite service period. The Company recorded $1.4 million and $1.2 million of related compensation expense, before taxes, for the three months ended December 31, 2006 and December 31, 2005, respectively.
     The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the three month periods ended December 31, 2006 and 2005 were $17.16 and $19.30, respectively. The fair market value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended December 31, 2006 and December 31, 2005, respectively: risk-free interest rates of 4.60% and 4.55%; expected lives of 6.0 years and 5.1 years; and expected volatility of 51.5% and 50.0%.
     The Company’s Incentive Stock Options (“ISO”) are granted at a price of at least 100% of the fair market value of the Common Stock on the date of the grant or 110% with respect to optionees who own more than 10% of the total combined voting power of all classes of stock. Options generally expire in seven years or upon termination of employment and are exercisable at a rate of 20% per year commencing one year after the date of grant. Nonqualified stock options are granted at fair market value on the date of grant. Options generally expire in 3 to 10 years and are exercisable at rates of 20% per year from the date of grant or 20% to 33% per year commencing one year after the date of grant.

Restricted Stock Awards
     The Company has entered into restricted stock agreements with certain key employees, covering the issuance of Common Stock (“Restricted Stock”). The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. Compensation has been recognized for the estimated fair value of the 165,500 unvested common shares and is being charged to income over the vesting term. Stock compensation expense recognized related to these awards totaled $269,000 and $203,000 during the three months ended December 31, 2006 and December 31, 2005, respectively.
Performance Share Awards
     The Company has entered into Performance Share agreements with certain key employees, covering the issuance of Common Stock (“Performance Shares”). The Performance Shares will vest upon the achievement of all or a portion of certain performance objectives which must be achieved during the performance period. Compensation of $65,000 has been recognized for the estimated fair value of the 1,800 shares awarded in March 2006 that vested during the three months ended December 31, 2006. No such expense was recorded in the same period in fiscal 2006.
1999 Employee Stock Purchase Plan
     Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”) the Company is authorized to issue up to 200,000 shares of Common Stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld to purchase the Company’s Common Stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of December 31, 2006, there was approximately $397,000 of employee contributions included in accrued liabilities in the accompanying balance sheets. Stock compensation expense recognized related to these awards totaled $40,000 and $42,000 during the three months ended December 31, 2006 and December 31, 2005, respectively.
(7) Comprehensive Income
     The components of comprehensive income for the three-month periods are as follows:

	Three months ended
	December 31,
	2006	2005
(in thousands)
Net income	$5,992	$6,218
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	1,800	(37)
Add reclassification adjustment for realized losses included in net income, net of tax	3	61

Other comprehensive income	1,803	24

Comprehensive income	$7,795	$6,242

(8) Share repurchases
     In September 2006, the Board of Directors of the Company authorized the repurchase of $35 million and up to 1 million shares of SurModics common stock. In January 2007, the authorization was amended to provide for repurchases up to an aggregate cost not to exceed $35 million without restriction as to the number of shares repurchased. During the three months ended December 31, 2006, the Company repurchased 532,852 shares for $17.5 million at an average price of $32.87 per share under this plan. Management has the authority to repurchase an additional $17.5 million in common stock to reach the maximum dollar limit of $35.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     SurModics is a leading provider of surface modification and drug delivery technologies to the healthcare industry. The Company is organized into three operating segments composed of six technology-centered and industry-focused business units. The “Drug Delivery” operating segment contains: (1) the Drug Delivery business unit, which is responsible for technologies dedicated to site-specific delivery of drugs, and (2) the Ophthalmology division, which is dedicated to the advancement of treatments for eye diseases, such as age-related macular degeneration (AMD) and diabetic macular edema (DME), two of the leading causes of blindness. The “Hydrophilic and Other” operating segment consists of three business units: (1) Hydrophilic Technologies business unit, which focuses on enhancing medical devices with advanced lubricious coatings that facilitate their placement and maneuverability in the body; (2) Regenerative Technologies business unit, which is developing platforms intended to augment or replace tissue/organ function (e.g., cell encapsulation applications), or to modify medical devices to facilitate tissue/organ recovery through natural repair mechanisms (e.g., biocompatible or prohealing coatings); and (3) Orthopedics business unit, which is committed to innovative solutions for orthopedics patients using proven SurModics technologies, and creating new technology solutions to existing patient care gaps in the orthopedics field. The “In Vitro” operating segment contains the In Vitro Technologies (formerly Diagnostics and Drug Discovery) business unit, which includes our genomics slide technologies, our stabilization and antigen products for immunoassay diagnostic tests, our in vitro diagnostic format technology and our synthetic cell culture products.
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
Critical Accounting Policies
     Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. For a detailed description of our critical accounting policies, see the notes to the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2006.

Results of Operations
Three Months Ended December 31, 2006 and 2005

			Increase/	% Increase/
(in thousands)	2006	2005	(Decrease)	(Decrease)
Revenue:
Drug Delivery	$6,628	$8,287	($1,659)	(20%)
Hydrophilic and Other	5,278	5,165	113	2%
In Vitro	4,834	3,013	1,821	60%

Total revenue	$16,740	$16,465	$275	2%

     Revenue. First quarter revenue was $16.7 million, an increase of $275,000 or 2% compared with the same period in fiscal 2006. Growth in our Hydrophilic and Other and In Vitro operating segments was substantially offset by a decrease in Drug Delivery segment revenue. Each of our three operating segments are detailed in the table above and further explained in the narrative below.
     Drug Delivery. Revenue in the Drug Delivery segment decreased 20% to $6.6 million for the three-month period ended December 31, 2006, compared with $8.3 million for the prior year period. The results reflect decreases in each of the three primary sources of revenue: royalties and license fees, reagent chemical sales (chemicals that we manufacture and sell to licensees for coating their medical devices), and research and development revenue. Drug Delivery derives a substantial majority of its revenue through licensing and product sales to Cordis Corporation, a Johnson & Johnson company, on its CYPHER® Sirolimus-eluting Coronary Stent. CYPHER® is a trademark of Cordis Corporation. The CYPHER® stent incorporates a proprietary SurModics polymer coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in coronary artery lesions. The decrease in Drug Delivery revenue reflects lower royalty revenue and reagent revenue from Cordis (as a result of lower CYPHER® sales) and less research and development work performed for Cordis. Drug Delivery revenue is up slightly when Cordis activity is excluded from both 2006 and 2005 results.
     The CYPHER® stent, from which we derive a substantial majority of our Drug Delivery revenue, faces continuing competition from Boston Scientific Corporation’s Taxus drug-eluting stent, which is sold within and outside the U.S., and stents from Medtronic, Conor Medsystems (recently acquired by Johnson & Johnson), Abbott Vascular, and others sold outside the U.S. In addition, several drug-eluting stents from others are expected to be approved in the U.S. over the next two years. These stents (in addition to bare metal stents) compete or will compete directly with the CYPHER® stent. Further, drug-eluting stent sales have been adversely affected by recent concerns over stent safety. Therefore, future Drug Delivery royalty and reagent sales revenue could decrease because of lower CYPHER® stent sales as a result of this ongoing and expected future competition and overall market contraction. We anticipate that quarterly royalty revenue from the CYPHER® stent may be volatile throughout fiscal 2007 and beyond as the various marketers of drug-eluting stents continue competing in the marketplace and as others enter the marketplace. Management expects royalties from the CYPHER® stent to continue to constitute a significant portion of our revenue in fiscal 2007. However, whether and the extent to which royalties from the CYPHER® stent continue to constitute a significant source of revenue is subject to a number of risks, including intellectual property litigation generally, and specifically the damages, settlements and mutual agreements that may result from various infringement suits between Boston Scientific and Cordis in which each has been found to have violated certain intellectual property rights of the other.

     Hydrophilic and Other. Revenue in the Hydrophilic and Other segment increased 2% to $5.3 million compared with the first quarter of fiscal 2006 primarily as a result of 20% growth in royalties and license fees. Partially offsetting the increase in royalties and license fees was a 50% decrease in research and development revenue and modestly lower reagent sales. In contrast to our Drug Delivery segment, where a significant percentage of revenue is attributable to Cordis, there are several dozen licensees and an even larger number of coated products generating royalties in our Hydrophilic and Other segment. We believe royalty and license fee revenue will continue to increase throughout fiscal 2007 when compared to prior year comparable periods, though not necessarily at the same rate experienced in the first quarter of fiscal 2007. In addition, we anticipate reagent sales and research and development revenue to rebound to more or less historical levels when compared to first quarter of fiscal 2007 results.
     In Vitro. Revenue in the In Vitro segment (formerly Diagnostics and Drug Discovery) increased 60% to $4.8 million compared with the prior year period. A majority of the increase was attributable to 55% growth in royalties and license fees compared to the same period in fiscal 2006. A portion of the increase in royalties and license fees was the result of a settlement related to past due royalties.
     Product sales in the In Vitro segment also contributed significantly to first quarter growth, increasing 75% from the comparable period last year. Product sales include genomics slides, stabilization products and recently launched recombinant autoimmune antigens (both stabilization products and antigens are used by diagnostic kit manufacturers in immunoassay diagnostic tests). Prior year results do not include any antigen sales, as we began distributing these products at the end of fourth quarter of fiscal 2006.
     The In Vitro segment derives a significant percentage of its revenue from Abbott Laboratories and GE Healthcare. On January 18, 2007, Abbott announced that it will sell its core laboratory diagnostics business to GE subject to regulatory approvals. The transaction is expected to close sometime in the first half of calendar year 2007. We do not expect this transaction to have a material impact on future In Vitro operating segment results. We expect royalties and license fees in the In Vitro segment to be lower on a sequential basis in the remaining quarters of fiscal 2007 in light of the settlement described above.
     Product costs. Product costs were $1.1 million for the first quarter of fiscal 2007, a 59% increase from $681,000 in the first quarter of fiscal 2006. Overall product margins averaged 60%, compared with 71% for the comparable period last year. The decrease in product margins reflects the mix of products sold in the period (some of our reagent products carry higher margins than our stabilization and antigen products and genomics slides) and higher depreciation costs on our recently-constructed manufacturing space at our Eden Prairie facility. We anticipate that product margins will continue to be lower on a year-over-year basis throughout fiscal 2007 when compared to prior year results.
     Research and development expenses. Research and development expenses were $5.2 million in the first quarter of fiscal 2007, an increase of 13% compared with the same period in fiscal 2006. Approximately $268,000 of the $614,000 increase was related to stock-based compensation. The balance of the increase reflects increased personnel costs, higher costs associated with the clinical trial on our I-vation ™ intravitreal implant, and increased costs of operating the recently-constructed clean rooms and drug coating suites at our Eden Prairie headquarters. These increased costs were partially offset by reduced legal and consulting fees. Research and development expenses will likely increase for the balance of the fiscal year as we grow our research and development organization and in support of the clinical trial of our I-vation ™ intravitreal implant. In April 2006, we ceased operations at our Bloomington, Minnesota contract manufacturing facility and consolidated our operations at Eden Prairie. While research and development expenses will increase reflecting increased depreciation on our Eden Prairie facility, the cost of operating the Bloomington facility (which was reported in general and administrative expenses) has been eliminated.
     Sales and marketing expenses. Sales and marketing expenses were $311,000 for the first quarter of fiscal 2007, a 4% decrease from the prior year period. Approximately $41,000 of sales and marketing expenses in the quarter was related to stock-based compensation. We expect sales and marketing expenses to increase modestly on a year-over-year basis throughout fiscal 2007.
     General and administrative expenses. General and administrative expenses were $2.0 million for the first quarter of fiscal 2007, an 11% decrease compared with $2.3 million in same period in fiscal 2006. We recorded approximately $651,000 in expense related to stock-based compensation. General and administrative expenses decreased as a result of the cost savings realized since we exited our contract manufacturing facility in Bloomington in April 2006 and reduced professional fees. Prior to exiting the Bloomington facility, the majority of its operating costs were reported in general and administrative expenses. We expect general and administrative expenses to more or less approximate the current period’s level for the next several quarters.
     Other income, net. Other income was $1.3 million in the first quarter of fiscal 2007, an increase of 83% compared to fiscal 2006. The increase reflects higher levels of investable cash and higher yields generated from our investment portfolio.
     Income tax expense. The Company’s income tax provision was $3.4 million in the first quarter of fiscal 2007, compared with $3.1 million in the same period of fiscal 2006, resulting in an effective tax rate of 36.5% for the first quarter of fiscal 2007, compared with 33.2% for the same period last year. Tax expense in 2006 included a $465,000 benefit related to the reversal of a tax reserve resulting from a refund on a state’s prior years tax returns.
Liquidity and Capital Resources
     As of December 31, 2006, the Company had working capital of $55.8 million and cash, cash equivalents and investments totaling $99.6 million. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company’s policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while meeting or exceeding a benchmark (Merrill Lynch 1-3 Year Government-Corporate Index) total rate of return. Management plans to continue to direct its investment advisors to manage the Company’s investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its investments. The Company had positive cash flows from operating activities of approximately $11.8 million in the first three months of fiscal 2007, compared with $10.3 million in the first three months of fiscal 2006.
     We conduct a significant majority of our operations at our Eden Prairie, Minnesota, headquarters. In addition to our Eden Prairie location, we lease approximately 3,000 square feet of commercial office space in Irvine, California, where our Ophthalmology division conducts a portion of its operations. In September 2005, we entered an agreement to sell real property located in Bloomington, Minnesota. The terms of the sale agreement included a $100,000 cash down payment and a note receivable for $6.9 million, which is collateralized by the Bloomington property.

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
     In January 2005, we made an equity investment of approximately $3.9 million in OctoPlus, a company based in the Netherlands active in the development of pharmaceutical formulations incorporating novel biodegradable polymers. In May 2006, we made an additional investment of approximately $160,000 and in October 2006, an investment of $1.9 million, bringing our total investment to slightly more than $6.0 million, representing an ownership interest of approximately 9%. OctoPlus common stock began trading on an international exchange following an initial public offering of its common stock in October 2006. With a readily determinable fair market value, the Company now treats its investment in OctoPlus as an available-for-sale investment rather than a cost method investment. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment. See Note 3.
     In May 2005, we invested $1.0 million in ThermopeutiX, an early stage company developing novel medical devices for the treatment of vascular and neurovascular diseases, including stroke. In December 2006, we made an additional investment of $185,000. In addition to our equity investment, we have licensed our hydrophilic and hemocompatible coating technologies to ThermopeutiX for use with its devices. The $1.2 million investment, which is accounted for under the cost method, represents an ownership interest of less than 20%.
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
     In September 2006, we announced that our Board of Directors had authorized the repurchase of up to $35 million and up to 1 million shares of the Company’s stock. In November 2006, the Company entered into a Rule 10b5-1 agreement and purchased $17.5 million of the $35 million authorized at an average price of $32.87 per share. In January 2007, the Board of Directors approved an amendment to the share repurchase program to authorize the Company to repurchase up to $35 million of the Company’s stock without restriction as to the total number of shares being repurchased. Pursuant to the amended share repurchase program, the Company entered into a Rule 10b5-1 agreement in January 2007 with a broker to facilitate the repurchase of up to $17.5 million of its outstanding common stock remaining under the $35 million repurchase authorization.
     As of December 31, 2006, we had no debt, nor did we have any credit agreements. We believe that our existing capital resources will be adequate to fund our operations into the foreseeable future.
     As of December 31, 2006, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.
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
     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others: (i) the Company’s significant dependence upon Cordis, which causes our financial results and stock price to be subject to factors affecting Cordis and its Cypher stent program, including among others, the rate of market penetration by Cordis, the timing of market introduction of competing products, product safety or efficacy concerns and intellectual property litigation generally and specifically the litigation involving Boston Scientific Scimed, Inc. and Cordis in the U.S. District Court for the District

of Delaware in which each was reported in June and July 2005 to have been found to have infringed the patent rights of the other; (ii) frequent intellectual property litigation in the medical device industry that may directly or indirectly adversely affect our customers’ ability to market their products incorporating our technologies; (iii) our ability to protect our own intellectual property; (iv) healthcare reform efforts and reimbursement rates for medical device products that may adversely affect our customers’ ability to cost effectively market and sell devices incorporating our technologies; (v) the Company’s ability to attract new licensees and to enter into agreements for additional product applications with existing licensees, the willingness of potential licensees to sign license agreements under the terms offered by the Company, and the Company’s ability to maintain satisfactory relationships with its licensees; (vi) the Company’s ability to increase the number of market segments and applications that use its coating technologies through its sales and marketing and research and development efforts; (vii) the Company’s ability to facilitate through strategic investment and research and development support the creation of new medical device market segments and applications that incorporate its coating technologies; (viii) market acceptance of products sold by customers incorporating our technologies and the timing of new product introductions by licensees; (ix) market acceptance of products sold by customers’ competitors and the timing and pricing of new product introductions by customers’ competitors; (x) the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances, which may result in lost market opportunities or postpone or preclude product commercialization by licensees; (xi) efficacy or safety concerns with respect to products marketed by us and our licensees, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; (xii) the ability to secure raw materials for reagents the Company sells; (xiii) the Company’s ability to manage successfully clinical trials and related foreign and domestic regulatory processes for the I-vation ™ intravitreal implant or other acquired products from InnoRx under development by the Company’s ophthalmology division, whether delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances postpone or preclude product commercialization of the intravitreal implant or other acquired products, and whether the intravitreal implant and any other acquired products remain viable commercial prospects; (xiv) product liability claims not covered by insurance; (xv) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (xvi) the trend of consolidation in the medical device industry, resulting in more significant, complex and long term contracts than in the past and potentially greater pricing pressures; (xvii) the Company’s ability to identify suitable businesses to acquire or with whom to form strategic relationships to expand its technology development and commercialization, its ability to successfully integrate the operations of companies it may acquire from time to time and its ability to create synergies from acquisitions and other strategic relationships; (xviii) the Company’s ability to successfully internally perform certain product development activities and governmental and regulatory compliance activities with respect to acquired technology, including InnoRx technology, which activities the Company has not previously undertaken in any significant manner; (xix) economic and other factors over which the Company has no control, including changes in inflation and consumer confidence; (xx) acts of God or terrorism which impact the Company’s personnel or facilities; and (xxi) other factors described in the “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K, which you are encouraged to read carefully. Many of these factors are outside the control and knowledge of the Company and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon the Company’s forward-looking information and to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $1.5 million decrease in the fair value of the Company’s available-for-sale securities as of December 31, 2006, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2006, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

(d)
Maximum
			(c)	Number (or
			Total Number	Approximate Dollar
			of Shares	Value) of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs(1)	Programs(1)

10/1/06 - 10/31/06	0	NA	NA	$ 35 million
11/1/06 - 11/30/06	532,852	$32.87	532,852	$17.5 million
12/1/06 - 12/31/06	0	NA	NA	$17.5 million

Total	532,852	$32.87	532,852	N/A

(1)	In September 2006, we announced that our Board of Directors had authorized the repurchase of $35 million and up to 1 million shares of the Company’s common stock. In January 2007, the authorization was amended to provide for repurchases up to an aggregate cost not to exceed $35 million without restriction as to the number of shares repurchased. See Note 8.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of the Company’s security holders during the period covered by this Report on Form 10-Q; however, set forth below is information concerning matters submitted to a vote of the Company’s security holders at the recent annual meeting of shareholders:
(a)	The Company held its Annual Meeting of Shareholders on January 29, 2007.

(b)	Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934. The shareholders voted on two matters: (i) to set the number of directors at nine (9), and (ii) to elect Class II directors. The shareholders approved all matters by the following votes:

		Votes	Votes	Broker
	Votes For	Against	Abstained	Non-Votes
(i) Set the number of directors at nine (9)	16,481,871	59,740	26,719	—

		Votes	Broker
	Votes For	Withheld	Non-Votes
(ii) Elect Class II directors
Kendrick B. Melrose	16,351,009	217,322	—
John W. Benson	16,436,823	131,508	—
Gerald B. Fischer	16,092,624	475,707	—
Item 5. Other Information.
     None.
Item 6. Exhibits.
     Exhibits –

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

**	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurModics, Inc.
February 9, 2007
	By:	/s/ Philip D. Ankeny
Philip D. Ankeny
Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended December 31, 2006
SURMODICS, INC.

Exhibit	Description
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

**	Filed herewith.