Form 10-Q
period 2007-03-31
SURMODICS INC
filed 2007-05-10
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐          No ☑
The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of April 30, 2007 was 17,959,558.

PART I. FINANCIAL INFORMATION
SURMODICS, INC.
Condensed Balance Sheets
(In thousands, except share data)

	March 31,	September 30,
	2007	2006
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,022	$3,751
Short-term investments	31,680	55,062
Accounts receivable, net	9,880	14,493
Inventories	990	952
Deferred tax asset	435	435
Income tax receivable	439	—
Prepaids and other	1,828	1,403

Total current assets	51,274	76,096

Property and equipment, net	11,352	11,686
Long-term investments	49,922	47,758
Deferred tax asset	3,224	4,883
Other assets, net	22,410	16,979

Total Assets	$138,182	$157,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$877	$963
Accrued liabilities	993	2,880
Accrued income taxes payable	—	1,910
Deferred revenue	2,974	2,236
Other current liabilities	1,000	1,000

Total current liabilities	5,844	8,989

Deferred revenue, less current portion	1,891	2,210
Other long-term liabilities	1,000	1,000

Total Liabilities	8,735	12,199

Stockholders’ Equity
Series A Preferred stock-
$.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock-
$.05 par value, 45,000,000 shares authorized; 17,944,168 and 18,830,455 shares issued and outstanding	897	942
Additional paid-in capital	66,051	96,281
Accumulated other comprehensive income (loss)	2,560	(293)
Retained earnings	59,939	48,273

Total Stockholders’ Equity	129,447	145,203

Total Liabilities and Stockholders’ Equity	$138,182	$157,402

The accompanying notes are an integral part of these unaudited condensed financial statements.

Item 1. Financial Statements
SURMODICS, INC.
Condensed Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2007	2006	2007	2006
Revenue
Royalties and license fees	$13,028	$13,291	$26,247	$25,566
Product sales	3,381	2,908	6,107	5,255
Research and development	953	1,508	1,748	3,351

Total revenue	17,362	17,707	34,102	34,172

Operating costs and expenses
Product	1,092	869	2,179	1,550
Research and development	5,717	5,060	10,924	9,654
Sales and marketing	335	380	646	704
General and administrative	2,133	2,445	4,159	4,731

Total operating costs and expenses	9,277	8,754	17,908	16,639

Income from operations	8,085	8,953	16,194	17,533

Other income
Investment income	1,187	961	2,520	1,781
Impairment loss	—	(4,651)	—	(4,651)
Other loss	(15)	(9)	(19)	(101)

Other income (loss)	1,172	(3,699)	2,501	(2,971)

Income before income taxes	9,257	5,254	18,695	14,562
Income tax provision	(3,582)	(3,789)	(7,029)	(6,880)

Net income	$5,675	$1,465	$11,666	$7,682

Basic net income per share	$0.31	$0.08	$0.64	$0.42

Diluted net income per share	$0.31	$0.08	$0.64	$0.41
Weighted average shares outstanding
Basic	18,017	18,481	18,232	18,458
Dilutive effect of outstanding stock options	116	168	110	194

Diluted	18,133	18,649	18,342	18,652
The accompanying notes are an integral part of these unaudited condensed financial statements.

SURMODICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Six months ended
	March 31,
	2007	2006
Operating Activities
Net income	$11,666	$7,682
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	1,960	1,758
Loss on equity method investment and sales of investments	19	101
Amortization of discount on investments	(993)	—
Noncash compensation	2,870	2,752
Impairment loss	—	4,651
Deferred taxes	(102)	(900)
Other	—	24
Loss on disposals of property and equipment	7	44
Change in operating assets and liabilities:
Accounts receivable	4,613	(1,152)
Inventories	(38)	(53)
Accounts payable and accrued liabilities	(1,102)	(541)
Income taxes	(2,349)	4,063
Deferred revenue	375	220
Prepaids and other	(472)	20

Net cash provided by operating activities	16,454	18,669

Investing Activities
Purchases of property and equipment	(1,610)	(4,164)
Proceeds from sales of property and equipment	—	44
Purchases of available-for-sale investments	(63,211)	(86,239)
Sales/maturities of available-for-sale investments	85,707	69,186
Purchase of licenses and patents	(68)	(771)
Purchase of equity in OctoPlus, Novocell and other	(2,117)	(81)
Repayment of notes receivable	261	—

Net cash provided by (used in) investing activities	18,962	(22,025)

Financing Activities
Tax benefit from exercise of stock options	—	77
Issuance of common stock	1,885	938
Repurchase of common stock	(35,030)	—

Net cash (used in) provided by financing activities	(33,145)	1,015

Net change in cash and cash equivalents	2,271	(2,341)

Cash and Cash Equivalents
Beginning of period	3,751	3,921

End of period	$6,022	$1,580

Cash paid for income taxes	$9,468	$3,586
Noncash transaction-acquisition of property, plant, and equipment on account	$118	$1,535
The accompanying notes are an integral part of these unaudited condensed financial statements.

SURMODICS, INC.
Notes to Condensed Financial Statements
Period Ended March 31, 2007
(Unaudited)
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for the interim periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the entire 2007 fiscal year.
     In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. These unaudited condensed financial statements should be read together with the audited financial statements for the year ended September 30, 2006, and footnotes thereto included in the Company’s Form 10-K as filed with the United States Securities and Exchange Commission on December 14, 2006.
(2) New Accounting Pronouncements
     On July 13, 2006, Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company in fiscal 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial condition.
     In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS No. 157”), Fair Value Measurements. This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157 is effective for the Company starting in fiscal 2008. We have not determined the impact, if any, the adoption of this statement will have on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial position and results of operations.

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
     In September 2005, the Company entered into an agreement to sell its contract manufacturing facility and 27 acres of land located in Bloomington, Minnesota. The terms of the sale agreement included a $100,000 cash down payment and a note receivable of $6.9 million, which is collateralized by the property. The terms of the note call for monthly installment payments of principal and interest at 6% with the remaining amount due and payable in September 2010. The $5.4 million balance in other assets represents the long-term portion due on the note.
     The Company recorded amortization expense of $447,000 and $894,000 for the three and six months ended March 31, 2007, respectively. We expect to incur approximately $1.8 million of amortization each year in fiscal years 2007 and 2008, $532,000 in fiscal 2009, and $113,000 in fiscal years 2010 through 2012. Management does not believe an other-than-temporary impairment existed as of March 31, 2007, with respect to its existing investments:

	March 31,	September 30,
(in thousands)	2007	2006
Abbott license	$7,037	$7,037
Note receivable (long-term portion)	5,401	5,635
Investment in Novocell	559	559
Investment in OctoPlus	10,402	4,095
Investment in ThermopeutiX	1,185	1,000
Patents and other	2,329	2,262
Less-accumulated amortization	(4,503)	(3,609)

Other assets, net	$22,410	$16,979

(4) Inventories
     Inventories are stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components:

	March 31,	September 30,
(in thousands)	2007	2006
Raw materials	$500	$512
Finished goods	490	440

	$990	$952

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

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands)	2007	2006	2007	2006
Operating segment:
Drug Delivery	$6,205	$8,645	$12,834	$16,932
Hydrophilic and Other	6,546	5,302	11,823	10,467
In Vitro	4,611	3,760	9,445	6,773

Total revenue	$17,362	$17,707	$34,102	$34,172

(6) Stock-based Compensation
     Commencing October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values, over the requisite service period. The Company recorded $1.5 million and $2.9 million of related compensation expense, before taxes, for the three and six months ended March 31, 2007, respectively. The Company recorded $1.6 million and $2.8 million of related compensation expense, before taxes, for the three and six months ended March 31, 2006, respectively.
     The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the three month periods ended March 31, 2007 and 2006 were $14.54 and $15.93, respectively. The fair market value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2007 and March 31, 2006, respectively: risk-free interest rates of 4.80% and 4.67%; expected lives of 4.9 years and 4.6 years; and expected volatility of 42% and 45%. The weighted average fair value of options granted during the six month periods ended March 31, 2007 and 2006 were $16.56 and $18.35, respectively.

The following weighted-average assumptions were used for the six months ended March 31, 2007 and March 31, 2006, respectively: risk-free interest rates of 4.65% and 4.58%; expected lives of 5.8 years and 5.0 years; and expected volatility of 49% and 49%.
     The Company’s Incentive Stock Options (“ISO”) are granted at a price of at least 100% of the fair market value of the Common Stock on the date of the grant or 110% with respect to optionees who own more than 10% of the total combined voting power of all classes of stock. Options generally expire in seven years or upon termination of employment and are exercisable at a rate of 20% per year commencing one year after the date of grant. Nonqualified stock options are also granted at fair market value on the date of grant. Options generally expire in 3 to 10 years and are exercisable at rates of 20% per year from the date of grant or 20% to 33% per year commencing one year after the date of grant.
Restricted Stock Awards
     The Company has entered into restricted stock agreements with certain key employees, covering the issuance of Common Stock (“Restricted Stock”). The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. Compensation has been recognized for the estimated fair value of the 156,331 unvested common shares and is being charged to income over the vesting term. Stock compensation expense recognized related to these awards totaled $287,000 and $162,000 during the three month periods ended March 31, 2007 and 2006, respectively. Stock compensation expense recognized related to these awards totaled $556,000 and $324,000 during the six month periods ended March 31, 2007 and 2006, respectively.
Performance Share Awards
     The Company has entered into Performance Share agreements with certain key employees, covering the issuance of Common Stock (“Performance Shares”). The Performance Shares will vest upon the achievement of all or a portion of certain performance objectives which must be achieved during the performance period. Stock compensation expense related to the Performance Share awards expected to vest totaled $73,000 and $380,000 during the three month periods ended March 31, 2007 and 2006, respectively. Stock compensation expense related to these awards totaled $138,000 and $380,000 during the six month periods ended March 31, 2007 and 2006, respectively.
1999 Employee Stock Purchase Plan
     Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”) the Company is authorized to issue up to 200,000 shares of Common Stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld to purchase the Company’s Common Stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of March 31, 2007, there was approximately $48,000 of employee contributions included in accrued liabilities in the accompanying balance sheets. Stock compensation expense recognized related to Stock Purchase Plan totaled $39,000 and $41,000 during the three month periods ended March 31, 2007 and 2006, respectively and totaled $79,000 and $83,000 during the six month periods ended March 31, 2007 and 2006, respectively.

(7) Comprehensive Income
     The components of comprehensive income are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
(in thousands)
Net income	$5,675	$1,465	$11,666	$7,682

Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	1,041	(236)	2,841	(271)
Add reclassification adjustment for realized losses included in net income, net of tax	9	6	12	65

Other comprehensive income (loss)	1,050	(230)	2,853	(206)

Comprehensive income	$6,725	$1,235	$14,519	$7,476

(8) Share repurchases
     In September 2006, the Board of Directors of the Company authorized the repurchase of $35 million and up to 1 million shares of SurModics common stock. In January 2007, the authorization was amended to provide for repurchases up to an aggregate cost not to exceed $35 million without restriction as to the number of shares repurchased. During the three months ended March 31, 2007, the Company repurchased 474,900 shares for $17.5 million at an average price of $36.88 per share under this plan. During the six months ended March 31, 2007, the Company repurchased a total of 1,007,752 shares for $35 million at an average price of $34.76 per share. As of March 31, 2007, the Company has purchased all the shares authorized under the repurchase program approved in September 2006 and amended in January 2007.

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

Results of Operations
Three Months Ended March 31, 2007 and 2006

			Increase/	% Increase/
(in thousands)	2007	2006	(Decrease)	(Decrease)
Revenue:
Drug Delivery	$6,205	$8,645	$(2,440)	(28%)
Hydrophilic and Other	6,546	5,302	1,244	23%
In Vitro	4,611	3,760	851	23%

Total revenue	$17,362	$17,707	$(345)	(2%)

     Revenue. Second quarter revenue was $17.4 million, a decrease of $345,000, or 2%, compared with the same period in fiscal 2006. Substantial growth in our Hydrophilic and Other and In Vitro operating segments was offset by a significant decrease in Drug Delivery segment revenue. Each of our three operating segments are detailed in the table above and further explained in the narrative below.
     Drug Delivery. Revenue in the Drug Delivery segment decreased 28% to $6.2 million for the three-month period ended March 31, 2007, compared with $8.6 million for the prior year period. The results reflect decreases in each of the three primary sources of revenue: royalties and license fees, reagent chemical sales (chemicals that we manufacture and sell to licensees for coating their medical devices), and research and development revenue. Drug Delivery derives a substantial majority of its revenue through licensing and product sales to Cordis Corporation, a Johnson & Johnson company, on its CYPHER® Sirolimus-eluting Coronary Stent. CYPHER® is a trademark of Cordis Corporation. The CYPHER® stent incorporates a proprietary SurModics polymer coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in coronary artery lesions. The decrease in Drug Delivery revenue reflects lower royalty revenue and reagent revenue from Cordis (as a result of lower CYPHER® sales) and less research and development work performed for Cordis. Excluding Cordis activities, research and development revenue increased compared with the prior year period as a result of increased activity with ophthalmology and other drug delivery customers.
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
     Hydrophilic and Other. Revenue in the Hydrophilic and Other segment increased 23% to $6.5 million compared with the second quarter of fiscal 2006 primarily as a result of 34% growth in royalties and license fees and a 30% increase in reagent sales. In contrast to our Drug Delivery segment, where a significant percentage of revenue is attributable to Cordis, there are several dozen licensees and an even larger number of coated products generating royalties in our Hydrophilic and Other segment. Partially offsetting the increase in royalties and license fees and reagent sales was a 41% decrease in research and development revenue. Much of the research and development revenue earned in the Hydrophilic and Other segment is related to small-scale interim coating services we provide to some of our customers as they transition to coating their products with our technology in their own manufacturing facilities. Some of our customers, who had contributed significantly to research and development revenue in the prior year period, have transitioned to in-house coating. Accordingly we performed less of this service in the second quarter of fiscal 2007 resulting in the decrease in research and development revenue. For this same reason, we anticipate research and development revenue will continue to decrease when compared to prior year comparable periods for the remainder of fiscal 2007. We believe royalty and license fee revenue will continue to increase throughout fiscal 2007 when compared to prior year comparable periods, though not necessarily at the same rate experienced in the second quarter of fiscal 2007.
     In Vitro. Revenue in the In Vitro segment (formerly Diagnostics) increased 23% to $4.6 million compared with the prior year period. A majority of the increase was attributable to 21% growth in royalties and license fees compared to the same period in fiscal 2006.
     Product sales in the In Vitro segment also contributed significantly to second quarter growth, increasing 27% from the comparable period last year. Product sales include genomics slides, stabilization products and recently launched recombinant autoimmune antigens (both stabilization products and antigens are used by diagnostic kit manufacturers in immunoassay diagnostic tests). Prior year results do not include any antigen sales, as we began distributing these products in the fourth quarter of fiscal 2006.
     The In Vitro segment derives a significant percentage of its revenue from Abbott Laboratories and GE Healthcare. On January 18, 2007, Abbott announced an agreement to sell its core laboratory diagnostics business to GE, subject to regulatory approvals. The transaction is expected to close in the second calendar quarter of 2007. We do not expect this transaction to have a material impact on future In Vitro operating segment results. We expect royalties and license fees in the In Vitro segment to be lower on a sequential basis as a result of seasonality in the remaining quarters of fiscal 2007.
     Product costs. Product costs were $1.1 million for the second quarter of fiscal 2007, a 26% increase from $869,000 in the second quarter of fiscal 2006. Overall product margins averaged 68%, compared with 70% for the comparable period last year. The decrease in product margins reflects the mix of products sold in the period (some of our stabilization and antigen products and genomics slides carry lower margins than our reagent products) and higher depreciation costs on the recently-constructed manufacturing space at our Eden Prairie facility. We anticipate that product margins will continue to be lower on a year-over-year basis throughout fiscal 2007 when compared to prior year results.

     Research and development expenses. Research and development expenses were $5.7 million in the second quarter of fiscal 2007, an increase of 13% compared with the same period in fiscal 2006. The increase reflects higher personnel costs, increased legal fees, higher costs associated with the clinical trial on our I-vation™ intravitreal implant, and increased costs of operating the recently-constructed clean rooms and drug coating suites at our Eden Prairie headquarters. Research and development expenses will likely increase for the balance of the fiscal year as we grow our research and development organization and in support of the clinical trial of our I-vation™ intravitreal implant. In April 2006, we ceased operations at our Bloomington, Minnesota contract manufacturing facility and consolidated our operations at Eden Prairie. While research and development expenses will increase reflecting increased depreciation on our Eden Prairie facility, the cost of operating the Bloomington facility (which was reported in general and administrative expenses) has been eliminated.
     Sales and marketing expenses. Sales and marketing expenses were $335,000 for the second quarter of fiscal 2007, a 12% decrease from the prior year period. We expect sales and marketing expenses to increase modestly on a year-over-year basis for the remainder of fiscal 2007.
     General and administrative expenses. General and administrative expenses were $2.1 million for the second quarter of fiscal 2007, a 13% decrease compared with $2.4 million in same period of fiscal 2006. The decrease reflects the cost savings realized since we exited our contract manufacturing facility in Bloomington in April 2006 and reduced professional fees. Prior to exiting the Bloomington facility, the majority of its operating costs were reported in general and administrative expenses. We expect general and administrative expenses to more or less approximate the current period’s level for the remainder of fiscal 2007.
     Other income, net. Other income was $1.2 million in the second quarter of fiscal 2007 compared with a $3.7 million loss in the same period of fiscal 2006. Prior year other income results include a $4.7 million non-cash impairment loss on our investment in Novocell, Inc. Income from investments was $1,187,000 in the second quarter of fiscal 2007, an increase of $226,000, compared with $961,000 for the same period of fiscal 2006 reflecting higher levels of investable cash and higher yields generated from our investment portfolio.
     Income tax expense. The Company’s income tax provision was $3.6 million in the second quarter of fiscal 2007, compared with $3.8 million in the same period of fiscal 2006, resulting in an effective tax rate of 38.7% for the second quarter of fiscal 2007, compared with 38.3% for the same period last year (excluding the impact of the $4.7 million impairment loss recorded in the second quarter of fiscal 2006).
Six Months Ended March 31, 2007 and 2006

(in thousands)	2007	2006	Increase	% Increase
Revenue:
Drug Delivery	$12,834	$16,932	$(4,098)	(24%)
Hydrophilic and Other	11,823	10,467	1,356	13%
In Vitro	9,445	6,773	2,672	39%

Total revenue	$34,102	$34,172	$(70)	(<1%)

     Revenue. Total revenue was $34.1 million for the first six months of fiscal 2007, a decrease of $70,000, or less than 1%, compared with the same period of fiscal 2006. A significant decrease in Drug Delivery segment revenue, primarily as a result of lower CYPHER® stent royalties, offset strong revenue growth in the Hydrophilic and Other and In Vitro segments.

     Drug Delivery. Drug Delivery revenue decreased 24% to $12.8 million for the first half of fiscal 2007 compared with $16.9 million for the same period last year. The decrease reflects lower revenue in all three revenue sources: royalties and license fees, product sales, and research and development revenue as described above.
     Hydrophilic and Other. Hydrophilic and Other revenue increased 13% to $11.8 million for the first six months of fiscal 2007, driven principally by increased royalties and reagent sales. Partially offsetting the increase in royalties and reagent sales was a decrease in research and development revenue as a result of less interim contract coating work performed for certain customers as previously described.
     In Vitro. In Vitro revenue increased 39% to $9.4 million compared with $6.8 million for the same period last year. Approximately $1.7 million of the increase is a result of higher royalties and license fees, a portion of which was a settlement related to past due royalties. The balance of the increase reflects the growth in sales of genomics slides, stabilization and antigen product sales.
     Product costs. Product costs were $2.2 million for the six months ended March 31, 2007, a 41% increase from $1.6 million last year. Overall product margins averaged 64% compared with 71% for the comparable period last year. The margin decrease is primarily attributable to a higher mix of genomics slide sales and antigen product sales, which carry lower margins than reagents.
     Research and development expenses. Research and development expenses were $10.9 million for the first six months of fiscal 2007, an increase of 13% compared with the same period in fiscal 2006. Approximately $600,000 of the increase reflects higher costs associated with the clinical trial on our I-vation intravitreal implant and increased personnel costs in our Ophthalmology division. The balance of the increase is a result of higher compensation and development expenses in all of our other business segments.
     Sales and marketing expenses. Sales and marketing expenses were $646,000 for the six months ending March 31, 2007, an 8% decrease from prior year period.
     General and administrative expenses. General and administrative expenses were $4.2 million for the first six months of fiscal 2007, a 12% decrease compared with the same period in fiscal 2006. The decrease primarily reflects the cost savings realized since we exited our contract manufacturing facility in Bloomington in April 2006 and reduced professional fees.
     Other income, net. Other income was $2.5 million for the first six months of fiscal 2007 compared with a loss of $3.0 million in the same period of fiscal 2006, primarily as a result of the $4.7 million impairment loss on our investment in Novocell. Income from investments was $2.5 million through the first half of fiscal 2007, an increase of $739,000, compared with $1.8 million for the same period of fiscal 2006, reflecting higher levels of investable cash and higher yields generated from our investment portfolio.
     Income tax expense. The Company’s income tax provision was $7.0 million for the first six months of fiscal 2007 compared with $6.9 million in the same period of fiscal 2006. The effective tax rate for the first six months of fiscal 2007 was 37.6%, compared with 35.8% for the same period last year (excluding the impact of the $4.7 million impairment loss). The increase in the effective tax rate principally reflects the $465,000 benefit related to the reversal of a tax reserve we recorded in the first quarter of fiscal 2006.

Liquidity and Capital Resources
     As of March 31, 2007, the Company had working capital of $45.4 million and cash, cash equivalents and investments totaling $87.6 million. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company’s policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while meeting or exceeding a benchmark (Merrill Lynch 1-3 Year Government-Corporate Index) total rate of return. Management plans to continue to direct its investment advisors to manage the Company’s investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its investments. The Company had positive cash flows from operating activities of approximately $16.5 million in the first six months of fiscal 2007, compared with $18.7 million in the first six months of fiscal 2006.
     We conduct a significant majority of our operations at our Eden Prairie, Minnesota, headquarters. In addition to our Eden Prairie location, we lease approximately 3,000 square feet of commercial office space in Irvine, California, where our Ophthalmology division conducts a portion of its operations. In September 2005, we entered into an agreement to sell real property located in Bloomington, Minnesota. The terms of the sale agreement included a $100,000 cash down payment and a note receivable for $6.9 million, which is collateralized by the Bloomington property.
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
     In September 2006, our Board of Directors authorized the repurchase of up to $35 million and up to 1 million shares of the Company’s stock. In November 2006, the Company entered into a Rule 10b5-1 agreement and purchased $17.5 million of the $35 million authorized at an average price of $32.87 per share. In January 2007, the Board of Directors approved an amendment to the share repurchase program to authorize the Company to repurchase up to $35 million of the Company’s stock without restriction as to the total number of shares being repurchased. Pursuant to the amended share repurchase program, the Company entered into a Rule 10b5-1 agreement in January 2007 and during the second quarter of fiscal 2007 purchased the remaining $17.5 million of the $35 million repurchase authorization at an average price of $36.88 per share. In total, the Company repurchased 1,007,752 shares for $35.0 million at an average price of $34.76 per share. As of March 31, 2007, the Company has purchased all the shares authorized under the repurchase program approved in September 2006 and amended in January 2007.
     As of March 31, 2007, we had no debt, nor did we have any credit agreements. We believe that our existing capital resources will be adequate to fund our operations into the foreseeable future.
     As of March 31, 2007, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $1.2 million decrease in the fair value of the Company’s available-for-sale securities as of March 31, 2007, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities and Exchange Commission.

Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1a. Risk Factors.
     There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2006 in response to Item 1A to Part I of Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2007, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

			(c)	(d)
			Total Number	Approximate Dollar
			of Shares	Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs(2)	Programs(2)

1/01/07 - 1/31/07	0	NA	0	$17,484,000
2/01/07 - 2/28/07	419,989	$36.91	415,500	$2,180,000
3/01/07 - 3/31/07	62,636	$36.72	59,400	$0

Total	482,625	$36.89	474,900	$0

(1)	During the month of February 2007, 4,489 of the shares were repurchased by the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called “stock swap exercises” of employee stock options issued to employees. During March 2007, 3,236 shares were repurchased in connection with such exercises.

(2)	In September 2006, our Board of Directors authorized the repurchase of $35 million and up to 1 million shares of the Company’s common stock. In January 2007, the authorization was amended to provide for repurchases up to an aggregate cost not to exceed $35 million without restriction as to the number of shares repurchased. During the three months ended March 31, 2007, the Company repurchased 474,900 shares for the remaining $17.5 million at an average price of $36.88 per share under this plan.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Information regarding matters submitted to a vote of the Company’s security holders during the period covered by this report was previously reported in the Company’s Form 10-Q for the quarterly report ended December 31, 2006.

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

SurModics, Inc.

May 10, 2007	By:	/s/ Philip D. Ankeny

Philip D. Ankeny Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended March 31, 2007
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