Form 10-Q
period 2007-06-30
SURMODICS INC
filed 2007-08-09
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐       No ☑
The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of July 31, 2007 was 17,995,294.

PART I. FINANCIAL INFORMATION
SURMODICS, INC.
Condensed Balance Sheets
(In thousands, except share data)

	June 30,	September 30,
	2007	2006
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,960	$3,751
Short-term investments	42,343	55,062
Accounts receivable, net	30,460	14,493
Inventories	1,259	952
Deferred tax asset	496	435
Income tax receivable	483	—
Prepaids and other	1,754	1,403

Total current assets	80,755	76,096

Property and equipment, net	11,447	11,686
Long-term investments	47,785	47,758
Deferred tax asset	3,268	4,883
Other assets, net	21,603	16,979

Total Assets	$164,858	$157,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,013	$963
Accrued liabilities	1,470	2,880
Accrued income taxes payable	—	1,910
Deferred revenue	3,654	2,236
Other current liabilities	1,000	1,000

Total current liabilities	7,137	8,989
Deferred revenue, less current portion	20,175	2,210
Other long-term liabilities	—	1,000

Total Liabilities	27,312	12,199

Commitments and contingencies (Note 11)
Stockholders’ Equity
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 17,979,280 and 18,830,455 shares issued and outstanding	899	942
Additional paid-in capital	68,728	96,281
Accumulated other comprehensive income (loss)	2,393	(293)
Retained earnings	65,526	48,273

Total Stockholders’ Equity	137,546	145,203

Total Liabilities and Stockholders’ Equity	$164,858	$157,402

The accompanying notes are an integral part of these unaudited condensed financial statements.

Item 1. Financial Statements
SURMODICS, INC.
Condensed Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2007	2006	2007	2006
Revenue
Royalties and license fees	$13,416	$13,948	$39,664	$39,514
Product sales	2,947	2,659	9,054	7,914
Research and development	1,399	1,532	3,147	4,883

Total revenue	17,762	18,139	51,865	52,311

Operating costs and expenses
Product	1,217	891	3,396	2,441
Research and development	6,200	5,281	17,124	14,935
Sales and marketing	343	348	989	1,052
General and administrative	2,484	2,156	6,644	6,887

Total operating costs and expenses	10,244	8,676	28,153	25,315

Income from operations	7,518	9,463	23,712	26,996

Other income
Investment income	1,211	1,113	3,731	2,894
Impairment loss	—	—	—	(4,651)
Other loss	(10)	(11)	(29)	(112)

Other income (loss)	1,201	1,102	3,702	(1,869)

Income before income taxes	8,719	10,565	27,414	25,127
Income tax provision	(3,132)	(4,207)	(10,161)	(11,087)

Net income	$5,587	$6,358	$17,253	$14,040

Basic net income per share	$0.31	$0.34	$0.95	$0.76
Diluted net income per share	$0.31	$0.34	$0.95	$0.75

Weighted average shares outstanding
Basic	17,815	18,570	18,116	18,494
Dilutive effect of outstanding stock options	153	155	133	187

Diluted	17,968	18,725	18,249	18,681
The accompanying notes are an integral part of these unaudited condensed financial statements.

SURMODICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Nine months ended
	June 30,
	2007	2006
Operating Activities
Net income	$17,253	$14,040
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	2,923	2,726
Loss on equity method investment and sales of investments	29	112
Amortization of discount on investments	(1,354)	(941)
Noncash compensation	5,035	4,358
Tax benefit from exercise of stock options	—	(116)
Impairment loss	—	4,651
Deferred taxes	(106)	(758)
Other	—	24
Loss on disposals of property and equipment	370	83
Change in operating assets and liabilities:
Accounts receivable	4,033	(866)
Inventories	(307)	(24)
Accounts payable and accrued liabilities	(701)	(789)
Income taxes	(2,393)	4,574
Deferred revenue	(683)	(120)
Prepaids and other	(502)	120

Net cash provided by operating activities	23,597	27,074

Investing Activities
Purchases of property and equipment	(2,054)	(5,300)
Proceeds from sales of property and equipment	36	0
Purchases of available-for-sale investments	(131,971)	(135,609)
Sales/maturities of available-for-sale investments	146,208	110,357
Purchase of licenses and patents	(1,224)	(906)
Purchase of equity in OctoPlus, Novocell and other	(2,147)	(160)
Repayment of notes receivable	395	—

Net cash provided by (used in) investing activities	9,243	(31,618)

Financing Activities
Tax benefit from exercise of stock options	—	116
Issuance of common stock	2,399	2,377
Repurchase of common stock	(35,030)	—

Net cash (used in) provided by financing activities	(32,631)	2,493

Net change in cash and cash equivalents	209	(2,051)

Cash and Cash Equivalents
Beginning of period	3,751	3,921

End of period	$3,960	$1,870

Cash paid for income taxes	$12,606	$7,365
Noncash transaction-acquisition of property, plant, and equipment on account	$330	$1,043
Accrual of deferred Merck license revenue	$20,000	—
The accompanying notes are an integral part of these unaudited condensed financial statements.

SURMODICS, INC.
Notes to Condensed Financial Statements
Period Ended June 30, 2007
(Unaudited)
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for the interim periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire 2007 fiscal year.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for the Company in fiscal 2009. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial position and results of operations.

(3) Other Assets
     Other assets consist principally of investments in marketable securities, a note receivable and acquired patents. The balance in other assets increased primarily as a result of an additional investment in OctoPlus N.V. and the increased market value of OctoPlus during the year. In October 2006, we made an additional investment of $1.9 million in OctoPlus, a company based in the Netherlands active in the development of pharmaceutical formulations incorporating novel biodegradable polymers. Also in October 2006, OctoPlus common stock began trading on an international exchange following an initial public offering of its common stock. With a readily determinable fair market value, the Company now treats the investment in OctoPlus as an available-for-sale investment rather than a cost method investment. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment. Our investment in OctoPlus represents an ownership interest of less than 20%.
     In September 2005, we entered into an agreement to sell a contract manufacturing facility and 27 acres of land located in Bloomington, Minnesota. The terms of the sale agreement included a $100,000 cash down payment and a note receivable of $6.9 million, which is collateralized by the property. The terms of the note call for monthly installment payments of principal and interest at 6% with the remaining amount due and payable in September 2010. The $5.3 million balance in other assets represents the long-term portion due on the note.
     On July 10, 2007, we made a $3.5 million equity investment in Paragon Intellectual Properties, LLC and its wholly owned subsidiary Apollo Therapeutics, LLC. In addition to the equity investment, we entered into a licensing agreement with Apollo Therapeutics, LLC whereby we will provide coating technology. See Note 12.
     The Company recorded amortization expense of $443,000 and $1.3 million for the three and nine months ended June 30, 2007, respectively. We expect to incur approximately $1.8 million of amortization each year in fiscal years 2007 and 2008, $503,000 in fiscal 2009, and $85,000 in fiscal years 2010 through 2012. Management does not believe an other-than-temporary impairment existed as of June 30, 2007, with respect to its existing investments. Other assets consisted of the following:

	June 30,	September 30,
(in thousands)	2007	2006
Abbott license	$7,037	$7,037
Note receivable (long-term portion)	5,280	5,635
Investment in Novocell	559	559
Investment in OctoPlus	10,331	4,095
Investment in ThermopeutiX	1,185	1,000
Patents and other	2,051	2,262
Less-accumulated amortization	(4,840)	(3,609)

Other assets, net	$21,603	$16,979

(4) Accounts Receivable
     Accounts receivable at June 30, 2007 includes a $20 million up front licensing fee due from Merck & Co., Inc. (“Merck”). Merck paid the licensing fee on July 20, 2007. See Note 10.

(5) Inventories
     Inventories are stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components:

	June 30,	September 30,
(in thousands)	2007	2006
Raw materials	$642	$512
Finished goods	617	440

	$1,259	$952

(6) Operating Segments
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

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Operating segment:
Drug Delivery	$5,772	$8,647	$18,607	$25,580
Hydrophilic and Other	6,897	5,522	18,720	15,988
In Vitro	5,093	3,970	14,538	10,743

Total revenue	$17,762	$18,139	$51,865	$52,311

(7) Stock-based Compensation
     Commencing October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values, over the requisite service period. The Company recorded $2.2 million and $5.0 million of related compensation expense, before taxes, for the three and nine months ended June 30, 2007, respectively. The Company recorded $1.6 million and $4.4 million of related compensation expense, before taxes, for the three and nine months ended June 30, 2006, respectively.

     The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the three month periods ended June 30, 2007 and 2006 were $16.41 and $14.37, respectively. The fair market value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended June 30, 2007 and June 30, 2006, respectively: risk-free interest rates of 4.61% and 5.04%; expected lives of 5.0 years and 4.6 years; and expected volatility of 41% and 42%. The weighted average fair value of options granted during the nine month periods ended June 30, 2007 and 2006 were $16.55 and $17.55, respectively. The following weighted-average assumptions were used for the nine months ended June 30, 2007 and June 30, 2006, respectively: risk-free interest rates of 4.64% and 4.67%; expected lives of 5.7 years and 4.9 years; and expected volatility of 49% and 48%.
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
Restricted Stock Awards
     The Company has entered into restricted stock agreements with certain key employees, covering the issuance of Common Stock (“Restricted Stock”). The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. Compensation has been recognized for the estimated fair value of the 148,664 unvested common shares and is being charged to income over the vesting term. Stock compensation expense recognized related to these awards totaled $292,000 and $324,000 during the three month periods ended June 30, 2007 and 2006, respectively. Stock compensation expense recognized related to these awards totaled $848,000 and $648,000 during the nine month periods ended June 30, 2007 and 2006, respectively.
Performance Share Awards
     The Company has entered into Performance Share agreements with certain key employees, covering the issuance of Common Stock (“Performance Shares”). The Performance Shares will vest upon the achievement of all or a portion of certain performance objectives which must be achieved during the performance period. Stock compensation expense related to the Performance Share awards expected to vest totaled $667,000 and $183,000 during the three month periods ended June 30, 2007 and 2006, respectively. Stock compensation expense related to these awards totaled $805,000 and $540,000 during the nine month periods ended June 30, 2007 and 2006, respectively.
1999 Employee Stock Purchase Plan
     Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”) the Company is authorized to issue up to 200,000 shares of Common Stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld to purchase the Company’s Common Stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of June 30, 2007, there was approximately $184,000 of employee contributions included in accrued liabilities in the accompanying balance sheets. Stock compensation expense recognized related to Stock Purchase Plan totaled $38,000 and $40,000 during the three month periods ended June 30, 2007 and 2006, respectively and totaled $118,000 and $123,000 during the nine month periods ended June 30, 2007 and 2006, respectively.
(8) Comprehensive Income
     The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Net income	$5,587	$6,358	$17,253	$14,040

Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	(173)	(90)	2,668	(359)
Add reclassification adjustment for realized losses included in net income, net of tax	6	7	18	70

Other comprehensive income (loss)	(167)	(83)	2,686	(289)

Comprehensive income	$5,420	$6,275	$19,939	$13,751

(9) Share Repurchases
     In September 2006, the Board of Directors of the Company authorized the repurchase of $35 million and up to 1 million shares of SurModics common stock. In January 2007, the authorization was amended to provide for repurchases up to an aggregate cost not to exceed $35 million without restriction as to the number of shares repurchased. During the nine months ended June 30, 2007, the Company repurchased a total of 1,007,752 shares for $35 million at an average price of $34.76 per share. By the end of second quarter of fiscal 2007, the Company had purchased all the shares authorized under the repurchase program approved in September 2006 and amended in January 2007.
(10) Arrangement with Merck & Co., Inc.
     On June 27, 2007 the Company announced a license and research collaboration agreement with Merck. The agreement calls for SurModics and Merck to pursue the joint development and commercialization of SurModics’ I-vation sustained drug delivery system with TA (Triamcinolone acetonide) and other products combining certain of Merck’s proprietary drug compounds and the I-vation system for the treatment of serious retinal diseases. Under the terms of the agreement, Merck will lead and fund development and commercialization activities. SurModics received an up front licensing fee of $20 million and will be eligible to receive up to an additional $288 million in fees and development milestones. In addition Merck will reimburse SurModics for its development activities, and the Company will be responsible for the manufacture and supply of the jointly developed products. The Company will also receive royalties on product sales. The $20 million up front license fee was reported in accounts receivable and deferred revenue as of June 30, 2007. The Company will recognize the revenue from the up-front license fee over the life of the Merck agreement. SurModics received the $20 million license fee payment on July 20, 2007.

(11) Commitments and Contingencies
     On May 22, 2007, the former Stockholders of InnoRx (the “Plaintiffs”) filed a declaratory judgment action (the “Declaratory Judgment”) in the U.S. District Court for the Southern District of Alabama against Michael Cooney, M.D. (“Dr. Cooney”) of New York, New York. In the litigation, the Plaintiffs are seeking a determination that Dr. Cooney was not a co-founder of InnoRx, and further that he was not an inventor of certain patent rights covering technology for delivering drugs to the eye, including certain patent rights exclusively licensed by the Johns Hopkins University to InnoRx (collectively, the “Patent Rights”), and now controlled by the Company as successor-in-interest to InnoRx pursuant to an agreement of merger between the Company and InnoRx made effective on January 18, 2005 (the “Merger Agreement”). The Company is not a party to the litigation.
     On June 8, 2007, the Company was named as a defendant in litigation filed in the U.S. District Court for the District of Minnesota by Dr. Cooney. JHU and certain former shareholders of InnoRx, among others, were also named as defendants. The complaint alleges that Dr. Cooney was a co-founder of InnoRx and an inventor of subject matter claimed in the Patent Rights. The complaint seeks an order correcting inventorship, and certain unspecified damages (including punitive damages) based on claims of unjust enrichment, fraud, and breach of fiduciary duties. A trial has not yet been scheduled. Pursuant to the Merger Agreement, the Company has submitted a demand for indemnification of losses (including without limitation, damages, expenses and costs) incurred as a result of the litigation involving Dr. Cooney, including both the Alabama and Minnesota cases described above.
     On June 18, 2007, the Company was named as an involuntary plaintiff in patent litigation between Abbott Laboratories (“Abbott”) and Church & Dwight, Inc. (“Church & Dwight”). In the litigation, Abbott is alleging that certain of Church & Dwight’s products utilizing lateral flow technology for diagnostic purposes infringe certain of the Company’s patents that have been exclusively licensed to Abbott under the terms of a license agreement between the Company and Abbott dated May 30, 1989, as amended and restated (the “License Agreement”). The suit was filed in the U.S. District Court for the Northern District of Illinois seeking a finding of infringement, monetary damages and injunctive relief. Pursuant to the terms of the License Agreement, Abbott is responsible for reimbursing the Company for at least a portion of its costs and fees incurred in connection with the suit. A trial has not yet been scheduled.
(12) Subsequent Events
     On July 10, 2007 the Company announced its equity investment in Paragon Intellectual Properties, LLC (“Paragon”) and an equity investment in Apollo Therapeutics, LLC (“Apollo”), a Paragon subsidiary. The Paragon and Apollo investments totaled $3.5 million. The arrangement calls for SurModics to invest additional equity totaling $2.5 million upon successful completion of specified development milestones. The investment in Paragon represents an ownership interest of less than 20% and the investment in Apollo represents an ownership interest of less than 20%.
     On July 31, 2007 the Company entered into a stock purchase agreement with Southern Research Institute whereby it acquired 100% of the capital stock of Brookwood Pharmaceuticals, Inc. (“Brookwood”) held by Southern Research Institute for $40 million in cash on the closing date and up to an additional $22 million in cash upon the successful achievement of specified milestones. Brookwood is a drug delivery company based in Birmingham, Alabama that provides proprietary polymer based technologies to companies developing pharmaceutical products. The Company is evaluating the purchase price allocation and expects to write off a portion of the purchase price as purchased research and development in its fourth quarter of fiscal 2007. Brookwood, a wholly owned subsidiary of SurModics, will operate as a separate business unit.

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

Results of Operations
Three Months Ended June 30, 2007 and 2006

			Increase/	% Increase/
(in thousands)	2007	2006	(Decrease)	(Decrease)
Revenue:
Drug Delivery	$5,772	$8,647	($2,875)	(33%)
Hydrophilic and Other	6,897	5,522	1,375	25%
In Vitro	5,093	3,970	1,123	28%

Total revenue	$17,762	$18,139	($377)	(2%)

     Revenue. Third quarter revenue was $17.8 million, a decrease of $377,000, or 2%, compared with the same period in fiscal 2006. Substantial growth in our Hydrophilic and Other and In Vitro operating segments was offset by a 33% decrease in Drug Delivery segment revenue. Results for each of our three operating segments are detailed in the table above and further explained in the narrative below.
     Drug Delivery. Revenue in the Drug Delivery segment decreased 33% to $5.8 million for the three-month period ended June 30, 2007, compared with $8.6 million for the prior year period. Nearly all of the decrease is a result of lower royalties and license fees when compared with the prior year period. Drug Delivery derives a substantial majority of its revenue through licensing and product sales to Cordis Corporation, a Johnson & Johnson company, on its CYPHER® Sirolimus-eluting Coronary Stent. CYPHER® is a trademark of Cordis Corporation. The CYPHER® stent incorporates a proprietary SurModics polymer coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in coronary artery lesions. The decrease in Drug Delivery revenue reflects lower royalty revenue and reagent revenue (as a result of lower CYPHER® sales) and less research and development work performed for Cordis. Excluding Cordis activities, research and development revenue decreased 6% compared with the prior year period as a result of reduced activity with ophthalmology and other drug delivery customers.
     The CYPHER® stent, from which we derive a substantial majority of our Drug Delivery revenue, faces continuing competition from Boston Scientific Corporation’s Taxus drug-eluting stent, which is sold within and outside the U.S., and stents from Medtronic, Abbott Vascular, and others sold outside the U.S. In addition, several drug-eluting stents from others are expected to be approved in the U.S. over the next two years. These stents (in addition to bare metal stents) compete or will compete directly with the CYPHER® stent. Further, drug-eluting stent sales have been adversely affected by recent concerns over stent safety. Therefore, future Drug Delivery royalty and reagent sales revenue could decrease because of lower CYPHER® stent sales as a result of this ongoing and expected future competition and overall market contraction. We anticipate that quarterly royalty revenue from the CYPHER® stent may decrease for the remainder of fiscal 2007 and beyond as the various marketers of drug-eluting stents continue competing in the marketplace and as others enter the marketplace. Management expects royalties from the CYPHER® stent to continue to constitute a significant portion of our revenue in fiscal 2007. However, whether and the extent to which royalties from the CYPHER® stent continue to constitute a significant source of revenue is subject to a number of risks, including intellectual property litigation generally, and specifically the damages, settlements and mutual agreements that may result from various infringement suits between Boston Scientific and Cordis in which each has been found to have violated certain intellectual property rights of the other.
     Hydrophilic and Other. Revenue in the Hydrophilic and Other segment increased 25% to $6.9 million compared with the third quarter of fiscal 2006, primarily as a result of 29% growth in royalties and license fees and a 50% increase in reagent sales. In contrast to our Drug Delivery segment, where a significant percentage of revenue is attributable to Cordis, there are several dozen licensees and an even larger number of coated products generating royalties in our Hydrophilic and Other segment. Partially offsetting the increase in royalties and license fees and reagent sales was a 23% decrease in research and development revenue. Much of the research and development revenue earned in the Hydrophilic and Other segment is related to small-scale interim coating services we provide to some of our customers as they transition to coating their products with our technology in their own manufacturing facilities. Some of our customers, who had contributed significantly to research and development revenue in the prior year period, have transitioned to in-house coating. Accordingly, we performed less of this service in the third quarter of fiscal 2007, resulting in the decrease in research and development revenue. For this same reason, we anticipate research and development revenue within this segment will continue to decrease when compared to prior year comparable periods for the remainder of fiscal 2007. We believe royalty and license fee revenue will continue to increase for the remainder of fiscal 2007 when compared to prior year comparable periods, though not necessarily at the same rate experienced in the third quarter of fiscal 2007. It is unlikely that fourth quarter fiscal 2007 reagent sales, when compared to prior year comparable periods, will grow at the rate experienced in the third quarter of fiscal 2007.
     In Vitro. Revenue in the In Vitro segment (formerly Diagnostics) increased 28% to $5.1 million compared with the prior year period. A majority of the increase was attributable to a 44% increase in royalties and license fees compared with the same period in fiscal 2006. It is unlikely that fourth quarter fiscal 2007 In Vitro royalties and license fees, when compared with prior year comparable periods, will grow at the rate experienced in the third quarter of fiscal 2007.
     Product sales in the In Vitro segment increased approximately 2% compared with the prior year. Product sales include genomics slides, stabilization products and recently launched recombinant autoimmune antigens (both stabilization products and antigens are used by diagnostic kit manufacturers in immunoassay diagnostic tests). However, when current period sales of antigens are excluded (prior year results do not include any antigen sales, as distribution of these products began in the fourth quarter of fiscal 2006) product sales decreased approximately 16%. We expect product sales in the In Vitro segment to be higher on a sequential basis in the final quarter of fiscal 2007. The In Vitro segment derives a significant percentage of its revenue from Abbott Laboratories and GE Healthcare. On January 18, 2007, Abbott announced an agreement to sell its core laboratory diagnostics business to GE. On July 11, 2007, Abbott announced that it and GE mutually agreed to terminate the sale agreement. We do not expect the termination of this transaction to have a material impact on future In Vitro operating segment results.
     Product costs. Product costs were $1.2 million for the third quarter of fiscal 2007, a 37% increase from $891,000 in the third quarter of fiscal 2006. Overall product margins averaged 59%, compared with 66% for the comparable period last year. The decrease in product margins reflects the mix of products sold in the period (some of our stabilization and antigen products and genomics slides carry lower margins than our reagent products) and higher depreciation costs on the recently-constructed manufacturing space at our Eden Prairie facility. We anticipate that product margins will continue to be lower on a year-over-year basis throughout fiscal 2007 compared with prior year results as a result of recent trends in the mix of products sold.

     Research and development expenses. Research and development expenses were $6.2 million in the third quarter of fiscal 2007, an increase of 17% compared with the same period in fiscal 2006. The increase reflects higher personnel costs and an approximate $600,000 increase in stock based compensation paid to employees as a result of executing the Merck license. In addition, a $353,000 loss was recorded on the cancellation of a technology license.
     Sales and marketing expenses. Sales and marketing expenses were $343,000 for the third quarter of fiscal 2007, a 1% decrease from the prior year period. We expect sales and marketing expenses to increase modestly on a year-over-year basis for the remainder of fiscal 2007.
     General and administrative expenses. General and administrative expenses were $2.5 million for the third quarter of fiscal 2007, a 15% increase compared with $2.2 million in same period of fiscal 2006. The increase reflects increased legal and professional fees. General and administrative expenses will likely increase modestly in the fourth quarter of fiscal 2007.
     Other income, net. Other income was $1.2 million in the third quarter of fiscal 2007, an increase of 9% compared with $1.1 million in the same period of fiscal 2006, reflecting higher levels of investable cash and higher yields generated from our investment portfolio.
     Income tax expense. The Company’s income tax provision was $3.1 million in the third quarter of fiscal 2007, compared with $4.2 million in the same period of fiscal 2006, resulting in an effective tax rate of 35.9% for the third quarter of fiscal 2007, compared with 39.8% for the same period last year. Current period results include a benefit from the release of certain tax reserves related to expiring statutes of limitations.
Nine Months Ended June 30, 2007 and 2006

(in thousands)	2007	2006	Increase	% Increase
Revenue:
Drug Delivery	$18,607	$25,580	($6,973)	(27%)
Hydrophilic and Other	18,720	15,988	2,732	17%
In Vitro	14,538	10,743	3,795	35%

Total revenue	$51,865	$52,311	($447)	(1%)

     Revenue. Total revenue was $51.9 million for the first nine months of fiscal 2007, a decrease of $447,000, or 1%, compared with the same period of fiscal 2006. A significant decrease in Drug Delivery segment revenue, primarily as a result of lower CYPHER® stent royalties, offset strong revenue growth in the Hydrophilic and Other and In Vitro segments.
     Drug Delivery. Drug Delivery revenue decreased 27% to $18.6 million through the third quarter of fiscal 2007, compared with $25.6 million for the same period last year. The decrease reflects lower revenue in all three revenue sources: royalties and license fees, product sales, and research and development revenue as a result of lower CYPHER® sales and less research and development work performed for Cordis as described above.
     Hydrophilic and Other. Hydrophilic and Other revenue increased 17% to $18.7 million for the first nine months of fiscal 2007, driven principally by increased royalties and reagent sales. Partially offsetting the increase in royalties and reagent sales was a decrease in research and development revenue as a result of less interim contract coating work performed for certain customers as previously described.

     In Vitro. In Vitro revenue increased 35% to $14.5, million compared with $10.7 million for the same period last year. Approximately $2.8 million of the increase is a result of higher royalties and license fees, a portion of which was a settlement related to past due royalties. The balance of the increase reflects the 28% growth in sales of genomics slides, stabilization and antigen product sales.
     Product costs. Product costs were $3.4 million for the nine months ended June 30, 2007, a 39% increase from $2.4 million last year. Overall product margins averaged 62% compared with 69% for the comparable period last year. The margin decrease is primarily attributable to a higher mix of genomics slides, and stabilization and antigen products, which carry lower margins than reagents.
     Research and development expenses. Research and development expenses were $17.1 million for the first nine months of fiscal 2007, an increase of 15% compared with the same period in fiscal 2006. Approximately $600,000 of the increase reflects higher costs associated with the clinical trial on our I-vation intravitreal implant in our Ophthalmology division. The balance of the increase is a result of higher compensation and development expenses in all of our business segments.
     Sales and marketing expenses. Sales and marketing expenses were $989,000 for the nine months ending June 30, 2007, a 6% decrease from the same period of the prior year.
     General and administrative expenses. General and administrative expenses were $6.6 million for the first nine months of fiscal 2007, a 4% decrease compared with the same period in fiscal 2006. The decrease primarily reflects the cost savings realized since we exited our contract manufacturing facility in Bloomington in April 2006 and reduced professional fees.
     Other income, net. Other income was $3.7 million for the first nine months of fiscal 2007, compared with a loss of $1.9 million in the same period last year. The prior year loss was primarily a result of the $4.7 million impairment loss recorded on our investment in Novocell in the second quarter of fiscal 2006. Income from investments was $3.7 million through the third quarter of fiscal 2007, an increase of $837,000, compared with $2.9 million for the same period of fiscal 2006, reflecting higher levels of investable cash and higher yields generated from our investment portfolio.
     Income tax expense. The Company’s income tax provision was $10.2 million for the first nine months of fiscal 2007 compared with $11.1 million in the same period of fiscal 2006. The effective tax rate for the first nine months of fiscal 2007 was 37.1%, compared with 37.2% for the same period last year (excluding the impact of the $4.7 million impairment loss). Without excluding the impact of the impairment loss recorded in the first nine months of fiscal 2006, the effective tax rate for such period was 44.1%.
Liquidity and Capital Resources
     As of June 30, 2007, the Company had working capital of $73.6 million and cash, cash equivalents and investments totaling $94.1 million. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company’s policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while meeting or exceeding a benchmark (Merrill Lynch 1-3 Year Government-Corporate Index) total rate of return. Management plans to continue to direct its investment advisors to manage the Company’s investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its investments. We had positive cash flows from operating activities of approximately $23.6 million in the first nine months of fiscal 2007, compared with $27.1 million in the first nine months of fiscal 2006. On July 20, 2007, the Company received the $20 million up front licensing fee due from Merck. See Note 4 and Note 10.

     We conduct a significant majority of our operations at our Eden Prairie, Minnesota, headquarters. In addition to our Eden Prairie location, we lease approximately 3,000 square feet of commercial office space in Irvine, California, where our Ophthalmology division conducts a portion of its operations.
     In January 2005, we entered into a merger agreement whereby SurModics acquired all of the assets of InnoRx, Inc. by paying approximately $4.1 million in cash and issuing 600,064 shares of SurModics common stock to InnoRx stockholders. In July 2005, we issued 60,002 shares of SurModics’ common stock to the shareholders of InnoRx upon the successful completion of the first milestone involving the InnoRx technology acquired in the purchase of InnoRx. In March 2006, we issued an additional 60,007 shares as a result of completion of the second milestone. The 60,007 shares are held in escrow pending possible indemnification per the merger agreement. Upon the successful completion of the remaining development and commercial milestones involving InnoRx technology acquired in the transaction, we will be required to issue up to approximately 480,060 additional shares of our common stock to the stockholders of InnoRx.
     In September 2004, we made a commitment to purchase for $7 million certain additional sublicense rights and the accompanying future royalty revenue streams under certain sublicenses through an amendment to our diagnostic format patent license with Abbott Laboratories. Prior to such amendment, we were receiving only a portion of the royalties under such sublicenses. The first $5 million installment was paid in November 2004. We made an additional $1 million installment payment in June 2007. The remaining $1 million installment is reflected in other current liabilities at June 30, 2007.
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
     On July 10, 2007 we announced the Company’s equity investment in Paragon Intellectual Properties, LLC (“Paragon”) and an equity investment in Apollo Therapeutics, LLC (“Apollo”), a Paragon subsidiary. The Paragon and Apollo investments totaled $3.5 million. The arrangement calls for the SurModics to invest additional equity totaling $2.5 million upon successful completion of specified development milestones. Our investment in Paragon represents an ownership interest of less than 20% and the investment in Apollo represents an ownership interest of less than 20%. See Note 12.
     On July 31, 2007 SurModics entered into a stock purchase agreement with Southern Research Institute whereby it acquired 100% of the capital stock of Brookwood Pharmaceuticals, Inc. (“Brookwood”) for $40 million in cash on the closing date and up to an additional $22 million in cash upon the successful achievement of specified milestones. Brookwood is a drug delivery company based in Birmingham, Alabama that provides proprietary polymer based technologies to companies developing pharmaceutical products. See Note 12.

     As of June 30, 2007, we had no debt, nor did we have any credit agreements. We believe that our existing capital resources will be adequate to fund our operations and material commitments into the foreseeable future.
     As of June 30, 2007, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.
     Certain information regarding the effective tax rate in this Quarterly Report on Form 10-Q may be considered non-GAAP financial information as contemplated by Regulation G. The non-GAAP measure excluded the impact of an impairment loss recorded in the second quarter of 2006. The Company no longer provides non-GAAP financial measures for the current period, but believes that providing this non-GAAP financial measure for the prior period is still useful to investors because it provides a basis for comparison of the Company’s financial condition and results of operations between quarters, which comparison is not influenced by changes in its effective tax rate. Management also uses such financial measures internally to monitor performance of the business. The potential non-GAAP financial measures should be considered in addition to, and not a substitute for, financial measures in accordance with GAAP.
Forward-Looking Statements
     Certain statements contained in this report and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar words or expressions. Any statement that is not an historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. The Company’s forward-looking statements generally relate to its growth strategy, financial results, product development programs, sales efforts, sufficiency of capital resources, and the impact of the Cordis agreement and other significant customer agreements. You should carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement.
     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others: (i) the Company’s significant dependence upon Cordis, which causes our financial results and stock price to be subject to factors affecting Cordis and its Cypher stent program, including among others, the rate of market penetration by Cordis, the timing of market introduction of competing products, product safety or efficacy concerns and intellectual property litigation generally and specifically the litigation involving Boston Scientific Scimed, Inc. and Cordis in the U.S. District Court for the District of Delaware in which each was reported in June and July 2005 to have been found to have infringed the patent rights of the other; (ii) frequent intellectual property litigation in the medical device industry that may directly or indirectly adversely affect our customers’ ability to market their products incorporating our technologies; (iii) our ability to protect our own intellectual property; (iv) healthcare reform efforts and reimbursement rates for medical device products that may adversely affect our customers’ ability to cost effectively market and sell devices incorporating our technologies; (v) the Company’s ability to attract new licensees and to enter into agreements for additional product applications with existing licensees, the willingness of potential licensees to sign license agreements under the terms offered by the Company, and the Company’s ability to maintain satisfactory relationships with its licensees; (vi) the Company’s ability to increase the number of market segments and applications that use its coating technologies through its sales and marketing and research and development efforts; (vii) the Company’s ability to facilitate through strategic investment and research and development support the creation of new medical device market segments and applications that incorporate its coating technologies; (viii) market acceptance of products sold by customers incorporating our technologies and the timing of new product introductions by licensees; (ix) market acceptance of products sold by customers’ competitors and the timing and pricing of new product introductions by customers’ competitors; (x) the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances, which may result in lost market opportunities or postpone or preclude product commercialization by licensees; (xi) efficacy or safety concerns with respect to products marketed by us and our licensees, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; (xii) the ability to secure raw materials for reagents the Company sells; (xiii) the Company’s ability to manage successfully clinical trials and related foreign and domestic regulatory processes for the I-vation ™ intravitreal implant or other acquired products from InnoRx under development by the Company’s ophthalmology division, whether delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances postpone or preclude product commercialization of the intravitreal implant or other acquired products, and whether the intravitreal implant and any other acquired products remain viable commercial prospects; (xiv) product liability claims not covered by insurance; (xv) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (xvi) the trend of consolidation in the medical device industry, resulting in more significant, complex and long term contracts than in the past and potentially greater pricing pressures; (xvii) the Company’s ability to identify suitable businesses to acquire or with whom to form strategic relationships to expand its technology development and commercialization, its ability to successfully integrate the operations of companies it may acquire from time to time and its ability to create synergies from acquisitions and other strategic relationships; (xviii) the Company’s ability to successfully internally perform certain product development activities and governmental and regulatory compliance activities with respect to acquired technology, including InnoRx technology, which activities the Company has not previously undertaken in any significant manner; (xix) the Company’s ability to successfully perform and earn milestone payments related to contractual milestone criteria in general and specifically the $288 million in fees and development milestones in the Merck agreement; (xx) economic and other factors over which the Company has no control, including changes in inflation and consumer confidence; (xxi) acts of God or terrorism which impact the Company’s personnel or facilities; and (xxii) other factors described in the “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K, which you are encouraged to read carefully. Many of these factors are outside the control and knowledge of the Company and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon the Company’s forward-looking information and to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $1.4 million decrease in the fair value of the Company’s available-for-sale securities as of June 30, 2007, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
     On May 22, 2007, the former Stockholders of InnoRx (the “Plaintiffs”) filed a declaratory judgment action (the “Declaratory Judgment”) in the U.S. District Court for the Southern District of Alabama against Michael Cooney, M.D. (“Dr. Cooney”) of New York, New York. In the litigation, the Plaintiffs are seeking a determination that Dr. Cooney was not a co-founder of InnoRx, and further that he was not an inventor of certain patent rights covering technology for delivering drugs to the eye, including certain patent rights exclusively licensed by the Johns Hopkins University to InnoRx (collectively, the “Patent Rights”), and now controlled by the Company as successor-in-interest to InnoRx pursuant to an agreement of merger between the Company and InnoRx made effective on January 18, 2005 (the “Merger Agreement”). The Company is not a party to the litigation.
     On June 8, 2007, the Company was named as a defendant in litigation filed in the U.S. District Court for the District of Minnesota by Dr. Cooney. JHU and certain former shareholders of InnoRx, among others, were also named as defendants. The complaint alleges that Dr. Cooney was a co-founder of InnoRx and an inventor of subject matter claimed in the Patent Rights. The complaint seeks an order correcting inventorship, and certain unspecified damages (including punitive damages) based on claims of unjust enrichment, fraud, and breach of fiduciary duties. A trial has not yet been scheduled. Pursuant to the Merger Agreement, the Company has submitted a demand for indemnification of losses (including without limitation, damages, expenses and costs) incurred as a result of the litigation involving Dr. Cooney, including both the Alabama and Minnesota cases described above.
     On June 18, 2007, the Company was named as an involuntary plaintiff in patent litigation between Abbott Laboratories (“Abbott”) and Church & Dwight, Inc. (“Church & Dwight”). In the litigation, Abbott is alleging that certain of Church & Dwight’s products utilizing lateral flow technology for diagnostic purposes infringe certain of the Company’s patents that have been exclusively licensed to Abbott under the terms of a license agreement between the Company and Abbott dated May 30, 1989, as amended and restated (the “License Agreement”). The suit was filed in the U.S. District Court for the Northern District of Illinois seeking a finding of infringement, monetary damages and injunctive relief. Pursuant to the terms of the License Agreement, Abbott is responsible for reimbursing the Company for at least a portion of its costs and fees incurred in connection with the suit. A trial has not yet been scheduled.
Item 1A. Risk Factors.
     There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2006 in response to Item 1A to Part I of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2007, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

			(c)	(d)
			Total Number	Approximate Dollar
			of Shares	Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs

4/01/07 - 4/30/07	1,537	$39.94	NA	NA
5/01/07 - 5/31/07	0	NA	NA	NA
6/01/07 - 6/30/07	5,296	$49.42	NA	NA

Total	6,833	$47.29

(1)	All of the Shares were repurchased by the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called “stock swap exercises” of employee stock options issued to employees.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None
Item 5. Other Information.
     None.
Item 6. Exhibits.
     Exhibits –

10.1+	Exclusive License and Research Collaboration Agreement with Merck & Co., Inc. dated June 26, 2007

10.2+	Supply Agreement with Merck & Co., Inc. dated June 26, 2007

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	Confidential treatment requested as to portions of the exhibit. Confidential portions omitted and provided separately to the Securities and Exchange Commission.

**	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurModics, Inc.

August 9, 2007

	By:	/s/ Philip D. Ankeny
Philip D. Ankeny
Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended June 30, 2007
SURMODICS, INC.

Exhibit	Description

10.1+	Exclusive License and Research Collaboration Agreement with Merck & Co., Inc. dated June 26, 2007

10.2+	Supply Agreement with Merck & Co., Inc. dated June 26, 2007

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	Confidential treatment requested as to portions of the exhibit. Confidential portions omitted and provided separately to the Securities and Exchange Commission.

**	Filed herewith.