Form 10-Q
period 2007-12-31
SURMODICS INC
filed 2008-02-08
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Yes   ☑     No   ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer ” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes   ☐     No   ☑
The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of December 31, 2007 was 18,273,214.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SurModics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2007	2007
(In thousands, except share data)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,998	$13,812
Short-term investments	11,326	12,496
Accounts receivable, net of allowance for doubtful accounts of $40 as of September 30 and December 31, 2007	16,049	16,138
Inventories	2,404	2,497
Deferred tax asset	1,115	1,116
Prepaids and other	1,845	1,836

Total current assets	47,737	47,895

Property and equipment, net	20,132	19,738
Restricted cash	1,617	—
Long-term investments	46,171	43,917
Deferred tax asset	5,781	5,908
Intangible assets , net	17,717	18,399
Goodwill	16,849	15,686
Other assets	17,774	19,788

Total assets	$173,778	$171,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,652	$2,541
Accrued liabilities	2,236	4,187
Accrued income taxes payable	1,186	6,227
Deferred revenue	4,515	5,586
Other current liabilities	2,545	1,311

Total current liabilities	13,134	19,852
Deferred revenue, less current portion	22,222	20,305
Other long-term liabilities	1,179	252

Total liabilities	36,535	40,409

Stockholders’ Equity
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	-
Common stock- $.05 par value, 45,000,000 shares authorized; 18,273,214 and 18,164,980 shares issued and outstanding	913	909
Additional paid-in capital	78,036	76,670
Accumulated other comprehensive income	948	1,723
Retained earnings	57,346	51,620

Total stockholders’ equity	137,243	130,922

Total liabilities and stockholders’ equity	$173,778	$171,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Condensed Consolidated Statements of Income

	Three Months Ended
	December 31,
	2007	2006
(In thousands, except per share data)	(unaudited)
Revenue
Royalties and license fees	$13,178	$13,219
Product sales	5,207	2,726
Research and development	5,444	795

Total revenue	23,829	16,740

Operating costs and expenses
Product	2,782	1,086
Research and development	8,727	5,207
Selling, general and administrative	4,749	2,338

Total operating costs and expenses	16,258	8,631

Income from operations	7,571	8,109

Other income (loss)
Investment income, net	953	1,333
Other income (loss), net	767	(4)

Other income, net	1,720	1,329

Income before Income taxes	9,291	9,438
Income tax provision	(3,645)	(3,446)

Net income	$5,646	$5,992

Basic net income per share	$0.31	$0.32
Diluted net income per share	$0.31	$0.32

Weighted average shares outstanding
Basic	18,015	18,456
Dilutive effect of outstanding stock options	413	100

Diluted	18,428	18,556
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	December 31,
	2007	2006
(In thousands)	(unaudited)
Operating Activities
Net income	$5,646	$5,992
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,488	986
(Gain) loss on equity method investments and sales of investments	(767)	4
Amortization of discount on investments	—	(557)
Stock-based compensation	1,953	1,412
Deferred tax	607	19
Excess tax benefit from exercise of stock options	(502)	—
Change in operating assets and liabilities:
Accounts receivable	89	1,956
Inventories	93	19
Accounts payable and accrued liabilities	(1,731)	(972)
Income taxes	(3,275)	2,571
Deferred revenue	824	515
Prepaids and other	(10)	(165)

Net cash provided by operating activities	4,415	11,780

Investing Activities
Purchases of property and equipment	(1,215)	(1,226)
Sales of property and equipment	26	—
Purchases of available-for-sale investments	(4,689)	(40,973)
Sales/maturities of available-for-sale investments	5,005	45,014
Investment in other strategic assets	—	(2,117)
Purchase of licenses and patents	(58)	(38)
Repayment of notes receivable	137	130
Cash restricted for land purchase	(1,617)	—
Other investing activities	(225)	—

Net cash (used in) provided by investing activities	(2,636)	790

Financing Activities
Excess tax benefit from exercise of stock options	502	—
Issuance of common stock	335	1,470
Purchase of performance shares to pay employee taxes	(1,207)	(42)
Repurchase of common stock	—	(17,516)
Repayment of notes payable	(223)	—

Net cash used in financing activities	(593)	(16,088)

Net change in cash and cash equivalents	1,186	(3,518)

Cash and Cash Equivalents
Beginning of period	13,812	3,751

End of period	$14,998	$233

Supplemental Information
Cash paid for income taxes	$6,227	$847

Noncash transaction-acquisition of property, plant, and equipment on account	$204	$63
Noncash transaction-accrued earnout payment in connection with business acquisition agreement	$1,148	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Period Ended December 31, 2007
(Unaudited)
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for the interim periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the entire 2008 fiscal year.
     In July 2007, we acquired Brookwood Pharmaceuticals, Inc., from Southern Research Institute, for $40 million in upfront cash at closing and up to an additional $22 million in cash upon the successful achievement of specified milestones. Brookwood specializes in proprietary injectable microparticles and implants to provide sustained delivery of drugs being developed by leading pharmaceutical, biotechnology and medical device clients as well as emerging companies. This acquisition is expected to help us broaden our technology offerings to our customers, diversify the range of markets in which we participate, expand our customer base, and enhance our pipeline of potential revenue generating opportunities.
     In August 2007, we acquired BioFX Laboratories, Inc., a provider of substrates to the in vitro diagnostics industry, for $11.3 million in cash at closing and up to an additional $11.4 million in cash upon the successful achievement of specified revenue targets. BioFX is a leading manufacturer of substrates, a critical component of diagnostic test kits used to detect and signal that a certain reaction has taken place. We expect our acquisition of BioFX to broaden our product portfolio in the in vitro diagnostics market.
     The results of operations for the three month period ended December 31, 2007, reflect the first full quarter in which we recorded revenue from our Brookwood Pharmaceuticals business unit and sales of BioFX products.
     In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. These unaudited condensed consolidated financial statements should be read together with the audited financial statements for the year ended September 30, 2007, and footnotes thereto included in the Company’s Form 10-K as filed with the United States Securities and Exchange Commission on December 14, 2007.
(2) New Accounting Pronouncements
     On July 13, 2006, Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company in fiscal 2008. The Company adopted FIN 48 on October 1, 2007. See Note 10 for impact on the Company’s consolidated financial statements.
     In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS No. 157”), Fair Value Measurements. This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157 is effective for the Company in fiscal 2009. The Company has not determined the impact, if any, the adoption of this statement will have on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for the Company in fiscal 2009. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial position and results of operations.

(3) Inventories
     Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components (in thousands):

	December 31,	September 30,
	2007	2007

Raw materials	$962	$1,241
Finished products	1,442	1,256

Total	$2,404	$2,497

(4) Restricted Cash
The Company has entered into an agreement to purchase an undeveloped parcel of land, as described in detail in Note 13. To secure the performance of its obligations under the purchase agreement, the Company delivered a standby letter of credit in the amount of $1.6 million. This letter of credit is fully collateralized by restricted cash that the Company deposited with the issuing institution.
(5) Other Assets
     Other assets consist principally of strategic investments and a note receivable related to the Company’s sale of a contract manufacturing facility and 27 acres of land in September 2005. See Note 14. The Company accounts for its strategic investments under the cost method, except for its investments in Paragon Intellectual Properties, LLC (“Paragon”), Paragon’s subsidiary, Apollo Therapeutics, LLC (“Apollo”), and Broodwood’s investment in Aeon Biosience, which are accounted for under the equity method.
     Other assets consisted of the following components as of September 30 and December 31, 2007 (in thousands):

	December 31,	September 30,
	2007	2007

Investment in OctoPlus	$7,033	$8,762
Long-term portion of note receivable (see note 14)	5,032	5,158
Investment in Paragon and subsidiary	3,508	3,632
Investment in ThermopeutiX	1,185	1,185
Investment in Novocell	559	559
Other	457	492

Other assets	$17,774	$19,788

     In the three months ended December 31, 2007 and December 2006, the Company recognized revenue of $1.0 million, and $49,000, respectively, from activity with companies in which it had a strategic investment.

(6) Intangible Assets
     Intangible assets consist principally of acquired patents and technology, customer relationships, licenses, and trademarks. The Company recorded amortization expense of $740,000, and $447,000 for the three months ended December 31, 2007 and 2006, respectively.
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
     Intangible assets consisted of the following (in thousands):

	Useful life	December 31,	September 30,
	(in years)	2007	2007

Customer list	9 - 11	$7,340	$7,340
Abbott license	4	7,037	7,037
Core technology	8 - 18	6,930	6,933
Patents and other	7 - 20	2,049	1,988
Trademarks		580	580
Less accumulated amortization of intangible assets		(6,219)	(5,479)

Other assets, net		$17,717	$18,399

     Based on the intangible assets in service as of December 31, 2007, estimated amortization expense for the next five fiscal years is as follows (in thousands ):

2008	$2,223
2009	1,717
2010	1,299
2011	1,299
2012	1,299
(7) Goodwill
     Goodwill represents the excess of the cost of the acquired entities over the fair value assigned to the assets purchased and liabilities assumed in connection with the Company’s acquisitions. The carrying amount of goodwill is evaluated annually, and between annual evaluations if events occur or circumstances change indicating that the carrying amount of goodwill may be impaired.
(8) Stock-based Compensation
Stock Option Plans
     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values, over the requisite service period. The Company’s stock-based compensation expenses were as follows (in thousands) :

	Three months ended December 31,
	2007	2006
Product	$24	$27
Research and development	837	693
Selling, general and administrative	1,092	692

Total	$1,953	$1,412

     As of December 31, 2007, approximately $18.4 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.6 years.

     The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during three months ended December 31, 2007, and 2006 was $26.93 and $17.16, respectively. The assumptions used as inputs in the model were as follows:

	Three months ended December 31,
	2007	2006
Risk-free interest rates	3.99%	4.60%
Expected life	6.73	6.01
Expected volatility	49.7%	51.5%
Dividend yield	0%	0%
     The risk-free interest rate assumption was based on yields for U.S. Treasury bonds with maturities similar to those of the expected term of the award. The expected life of options granted is determined based on the Company’s experience. Expected volatility is based on the Company’s stock price movement over a period approximating the expected term. Based on management’s judgment, dividend rates are expected to be zero for the expected life of the options. The Company also estimates forfeitures of options granted, which is based on historical experience.
     The Company’s Incentive Stock Options (“ISO”) are granted at a price of at least 100% of the fair market value of the common stock of the Company (“Common Stock”) on the date of the grant or 110% with respect to optionees who own more than 10% of the total combined voting power of all classes of stock. ISO’s expire in seven years or upon termination of employment and are exercisable at a rate of 20% per year commencing one year after the date of grant. Nonqualified stock options(“NQSO”) are granted at fair market value on the date of grant. NQSO’s expire in 7 to 10 years and are exercisable at rates of 20% per year from the date of grant, or 20% to 33% per year commencing one year after the date of grant.
     Restricted Stock Awards
     The Company has entered into restricted stock agreements with certain key employees, covering the issuance of Common Stock (“Restricted Stock”). Under SFAS 123(R), these shares are considered to be non-vested shares. The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. Compensation has been recognized for the estimated fair value of the 199,025 common shares and is being charged to income over the vesting term. Stock compensation expense recognized related to these awards totaled $562,000, and $269,000 during three months ended December 31, 2007 and 2006, respectively.
Performance Share Awards
     Historically, the Company has entered into performance share agreements with certain key employees, covering the issuance of Common Stock (“Performance Shares”). The Performance Shares vest upon the achievement of certain performance objectives, which must be achieved during the performance period. Compensation is recognized in each period based on management’s best estimate of the achievement level of the grants’ specified performance objectives and the resulting vesting amounts. To date, no similar grants have been made for fiscal 2008. For the three months ended December 31, 2006, the Company recognized $65,000 of the fair value of anticipated vesting of grants.

1999 Employee Stock Purchase Plan
Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 200,000 shares of Common Stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld to purchase the Company’s Common Stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of December 31, 2007 and 2006, there were $442,000 and $397,000 of employee contributions, respectively, included in accrued liabilities in the accompanying consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for three months ended December 31, 2007 and 2006 totaled $38,000 and $40,000, respectively.
(9) Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	December 31,	December 31,
	2007	2006

Net income	$5,646	$5,992
Other Comprehensive income:
Unrealized holding gains (losses) on available for sale securities arising during the period	(212)	1,800
Add reclassification adjustment for realized losses included in net income, net of tax	—	3
Less reclassification adjustment for realized gain included in net income, net of tax	(563)	—

Other comprehensive income	(775)	1,803

Comprehensive Income	$4,871	$7,795

(10) Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” on October 1, 2007. Upon adoption of FIN 48, the Company recorded a net $79,000 benefit related to taxes, which was recorded as an increase to the October 1, 2007 beginning retained earnings balance. As of the adoption date, the Company has gross unrecognized tax benefits of $1.1 million and if recognized, this total amount would impact the effective tax rate. The Company has classified $160,000 of the gross unrecognized tax benefits as a current liability, reflecting the amount the Company expects to pay during the next twelve months in connection with certain amended tax returns filed by the Company. The remaining liability for unrecognized tax benefits has been classified as non-current, as no payments are expected to be made in the next twelve months. The Company does not anticipate any other significant increases or decreases in unrecognized tax benefits within twelve months of adoption of FIN 48. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of October 1, 2007, a gross balance of $445,000 of interest and penalties has been accrued related to the unrecognized tax benefits balance.
     The Company files tax returns, including returns for its subsidiaries, in the United States federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. As of the date of the adoption, U.S. tax returns for fiscal years ended September 30, 2005, 2006, and 2007 remain subject to examination by federal tax authorities. Tax returns for state and local jurisdictions for fiscal years ended September 30, 2003 through 2007 remain subject to examination by state and local tax authorities.
(11) Operating Segments
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
     Each operating segment has similar economic characteristics, technology, manufacturing processes, customers, regulatory environments, and shared infrastructures. The Company manages its expenses on a company-wide basis, as many costs and activities are shared among the business units. The focus of the business units is providing solutions to customers and maximizing financial performance over the long term. The accounting policies for segment reporting are the same as for the Company as a whole. The table below presents revenue from the three operating segments for the three month periods in fiscal 2007 and 2006, respectively (in thousands):

	Three Months Ended
	December 31,	December 31,
	2007	2006

Drug Delivery	$10,768	$6,628
Hydrophilic and Other	7,553	5,278
In Vitro	5,508	4,834

Total revenue	$23,829	$16,740

(12) Share Repurchases
     In November 2007, the company’s Board of Directors authorized the repurchase of $35 million of the Company’s Common Stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date, and as of December 31, 2007, no shares had been repurchased.
(13) Commitments and Contingencies
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

     Investment Obligation. In July 2007, the Company made equity investments in Paragon and Apollo, a Paragon subsidiary. The Paragon and Apollo investments totaled $3.5 million. The arrangement calls for the Company to invest additional equity totaling $2.5 million upon successful completion of specified development milestones, which it expects will occur by the second quarter of fiscal 2008.
     Land Purchase Commitment. In August 2007, the Company entered into an agreement to purchase an undeveloped parcel of land in Eden Prairie, Minnesota for approximately $3.6 million (including a non-refundable deposit of $100,000 paid to the seller at the time the purchase agreement was signed). The agreement requires that the Company complete the purchase on or before August 24, 2008 (the “Closing Date”). While it is the Company’s intention to complete the purchase on or before the Closing Date, the Company will be required to pay the seller $1.6 million if it fails to do so and will have no further rights to acquire the land. This $1.6 million commitment is secured by a standby letter of credit as discussed above in Note 4.
(14) Subsequent Events
     In September 2005, the Company entered into an agreement to sell a contract manufacturing facility and 27 acres of land located in Bloomington, Minnesota. The terms of the sale agreement included a $100,000 cash down payment and a note receivable of $6.9 million, which was collateralized by the property. The terms of the note called for monthly installment payments of principal and interest at 6% with the remaining amount due and payable in September 2010. On January 14, 2008, the outstanding balance (including principal and accrued interest) of $5.8 million was repaid in its entirety.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     SurModics is a leading provider of surface modification and drug delivery technologies to the healthcare industry. The Company is organized into three operating segments composed of seven technology-centered and industry-focused business units. The “Drug Delivery” operating segment consists of three business units: (1) the Drug Delivery business unit, which is responsible for technologies dedicated to site-specific delivery of drugs; (2) the Ophthalmology business unit, which is dedicated to the advancement of treatments for eye diseases, such as age-related macular degeneration (AMD) and diabetic macular edema (DME), two of the leading causes of blindness; and (3) the Brookwood Pharmaceuticals business unit, which provides proprietary polymer-based technologies to companies developing improved pharmaceutical products. The “Hydrophilic and Other” operating segment consists of three business units: (1) the Hydrophilic Technologies business unit, which focuses on enhancing medical devices with advanced lubricious coatings that facilitate their placement and maneuverability in the body; (2) the Regenerative Technologies business unit, which is developing platforms intended to augment or replace tissue/organ function (e.g., cell encapsulation applications), or to modify medical devices to facilitate tissue/organ recovery through natural repair mechanisms (e.g., hemo/biocompatible or prohealing coatings); and (3) the Orthopedics business unit, which is committed to innovative solutions for orthopedics patients using proven SurModics technologies, and creating new technology solutions to existing patient care gaps in the orthopedics field. The “In Vitro” operating segment consists of the In Vitro Technologies (formerly Diagnostics and Drug Discovery) business unit, which includes our genomics slide technologies, our stabilization products, antigens and substrates for immunoassay diagnostic tests, our in vitro diagnostic format technology and our synthetic ECM cell culture products.
     Revenue in each of our operating segments is derived from three primary sources: (1) royalties and license fees from licensing our patented surface modification and drug delivery technologies and in vitro diagnostic formats to customers; the vast majority (typically in excess of 90%) of revenue in the “royalties and license fees” category is in the form of royalties; (2) the sale of reagent chemicals to licensees of our technologies, stabilization products, antigens and substrates to the diagnostics industry and coated glass slides to the genomics market; and (3) research and development fees generated on customer projects. Revenue should be expected to fluctuate from quarter to quarter depending on, among other factors: our customers’ success in selling products incorporating our technologies; the timing of introductions of coated products by customers; the timing of introductions of products that compete with our customers’ products; the number and activity level associated with customer development projects; the number and terms of new license agreements that are finalized; the value of reagent chemicals and other products sold to customers; and the timing of future acquisitions we complete, if any.
     In June 2007, we signed a collaborative research and license agreement with Merck (the “Merck Agreement”) to pursue the joint development and commercialization of the I-vation sustained drug delivery system with triamcinolone acetonide and other products that combine Merck proprietary drug compounds with the I-vation system for the treatment of serious retinal diseases. Under the terms of our agreement with Merck, we received an up-front license fee of $20 million and may receive up to an additional $288 million in fees and development milestones associated with the successful product development and attainment of appropriate U.S. and EU regulatory approvals for these new combination products. We will also be paid for our activities in researching and developing these combination products. Additionally, under the terms of our agreement with Merck, we will be responsible for the exclusive manufacture and supply of clinical and commercial products. Once products licensed under the agreement are commercialized, we will also receive royalties on sales of such products.
     Under EITF 00-21, we are amortizing the $20 million license fee we received upon signing the agreement in June 2007, over the economic life of the technology we licensed to Merck, or 16 years. This accounting treatment and the resulting amortization will also apply to future license fees and milestone payments. The commercial R&D fees we are paid by Merck are also amortized over the same economic life. However, all of the costs of the R&D work we perform for Merck are expensed in the period. As of December 31, 2007, the deferred revenue balance related to the Merck agreement was $22.1 million.
     In July 2007, we acquired Brookwood Pharmaceuticals, Inc., from Southern Research Institute, for $40 million in upfront cash at closing and up to an additional $22 million in cash upon the successful achievement of specified milestones. Brookwood specializes in proprietary injectable microparticles and implants to provide sustained delivery of drugs being developed by leading pharmaceutical, biotechnology and medical device clients as well as emerging companies. This acquisition is expected to help us broaden our technology offerings to our customers, diversify the range of markets in which we participate, expand our customer base, and enhance our pipeline of potential revenue generating opportunities.
     In August 2007, we acquired BioFX Laboratories, Inc., a provider of substrates to the in vitro diagnostics industry, for $11.3 million in cash at closing and up to an additional $11.4 million in cash upon the successful achievement of specified revenue targets. BioFX is a leading manufacturer of substrates, a critical component of diagnostic test kits used to detect and signal that a certain reaction has taken place. We expect our acquisition of BioFX to broaden our product portfolio in the in vitro diagnostics market.
     The results of operations for the three month period ended December 31, 2007, reflect the first full quarter in which we recorded revenue from our Brookwood Pharmaceuticals business unit and sales of BioFX products.
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
Critical Accounting Policies
     Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. For a detailed description of our critical accounting policies, see the notes to the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2007.

Results of Operations

	Three Months Ended
	December 31,	December 31,
(Dollars in thousands)	2007	2006	Increase	% Increase
Revenue:
Drug Delivery	$10,768	$6,628	$4,140	62%
Hydrophilic and Other	7,553	5,278	2,275	43%
In Vitro	5,508	4,834	674	14%

Total revenue	$23,829	$16,740	$7,089	42%

     Revenue. Revenue during the first quarter of fiscal 2008 was $23.8 million, an increase of $7.1 million or 42% compared with the first quarter of fiscal 2007. All three operating segments generated revenue growth, as detailed in the table above and further explained in the narrative below.
     Drug Delivery. Revenue in the Drug Delivery segment was $10.8 million in the first quarter of fiscal 2008, a 62% increase compared with $6.6 million in the prior-year period. The increase in total revenue reflects a significant increase in product sales and research and development revenue from drug delivery and ophthalmology customers, and the addition of $4.2 million in revenue from our Brookwood Pharmaceuticals business unit, which offset an 18% decrease in royalties and license fees. Prior-year results do not include any revenue from Brookwood Pharmaceuticals, as the acquisition was completed in the fourth quarter of fiscal 2007.
     Drug Delivery derives a substantial amount of revenue from royalties and license fees and product sales attributable to Cordis Corporation, a Johnson & Johnson company, on its CYPHER® Sirolimus-eluting Coronary Stent. The CYPHER® stent incorporates a proprietary SurModics polymer coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in coronary artery lesions.
     The decrease in Drug Delivery royalties and license fees principally reflects decreased royalty revenue from Cordis as a result of lower CYPHER® sales. Partially offsetting the decrease attributable to CYPHER® was an increase in royalties and license fees from ophthalmology customers, including amortization of license fees and research and development fees received in connection with the Merck Agreement. In accordance with accounting for arrangements with multiple elements, we will be amortizing the payments received from Merck over the estimated 16 year economic life of the technology we licensed to Merck.
     The CYPHER® stent, from which we derive a substantial amount of our Drug Delivery revenue, faces continuing competition from Boston Scientific Corporation’s Taxus drug-eluting stent, which is sold domestically and internationally, and stents from Medtronic, Abbott Vascular and others sold outside the U.S. Medtronic received FDA clearance for its Endeavor drug-eluting stent in February 2008. In addition, a drug-eluting stent from Abbott is expected to be approved in the U.S. within the next year. These stents compete or will compete directly with the CYPHER® stent. In addition to competition among the various players, the total size of the drug-eluting stent market has decreased significantly in the past eighteen months as a result of concerns about product safety, mostly related to potential clotting associated with stents. Therefore, future royalty and reagent sales revenue could decrease because of lower CYPHER® stent sales as a result of the market contraction and the ongoing and expected future competition. We anticipate that quarterly royalty revenue from the CYPHER® stent may be volatile throughout fiscal 2008 and beyond as the various marketers of drug-eluting stents continue competing in the marketplace and as others enter the marketplace. Management expects royalties from the CYPHER® stent to continue to constitute a substantial portion of our revenue in fiscal 2008. However, whether and the extent to which royalties from the CYPHER® stent continue to constitute a significant source of revenue is subject to a number of risks, including intellectual property litigation generally, and specifically the damages, settlements and mutual agreements that may result from various infringement suits between Boston Scientific and Cordis in which each has been found to have violated certain intellectual property rights of the other.
     The inclusion of revenue from Brookwood Pharmaceuticals business unit in Drug Delivery will also impact the overall revenue and mix in fiscal 2008, as a substantial majority of Brookwood revenue is comprised of research and development fees.
     Hydrophilic and Other. Hydrophilic and Other revenue was $7.6 million in the first quarter of fiscal 2008, a 43% increase compared with $5.3 million in the first quarter of fiscal 2007, primarily as a result of 36% growth in royalties and license fees. The Hydrophilic and Other segment also generated strong growth in reagent sales and research and development revenue. In contrast to our Drug Delivery segment, where a significant percentage of revenue is attributable to Cordis, there are several dozen licensees and an even larger number of coated products generating royalties in our Hydrophilic and Other segment. The growth in royalties principally reflects increased sales of coated products already on the market, and to a lesser extent newly introduced licensed products. We believe that revenue will likely continue to increase for the remainder of fiscal 2008; however, the rate of growth will depend upon the timing and market success of our customers’ newly released products, as well as the sales of existing products.
     In Vitro. Revenue in the In Vitro segment was $5.5 million in the first quarter of fiscal 2008, an increase of 14% compared with $4.8 million in the prior-year period. This increase was attributable to increased product sales, mostly as a result of the addition of $1.1 million of BioFX products sold during the quarter. The increase was partially offset by a decrease in royalties and license fees. Prior-year results do not include sales of BioFX products, because the acquisition of BioFX Laboratories was completed in the fourth quarter of fiscal 2007. In Vitro segment royalties and license fees decreased principally because the prior-year results included a settlement related to past due royalties; there was no such settlement in the first quarter of fiscal 2008. We anticipate continued growth in product sales for the remainder of fiscal 2008 reflecting particularly the addition of BioFX products, but the rate of growth will depend on the success of certain product launches. Royalties and license fees likely will not increase. In Vitro derives a significant percentage of its revenue from GE Healthcare and Abbott Laboratories. Royalty revenue generated under our diagnostic format patent license agreement with Abbott Laboratories (the “Abbott Agreement”) is expected to decline significantly following the expiration of the licensed patents, which is expected to occur in fiscal 2009. Consistent with our revenue recognition practices, royalty revenue is recognized as licensees report it to us, which typically occurs on a quarter lag basis. Accordingly, we may record royalty revenues generated under the Abbott Agreement beyond the expiration of the patents.

     Product costs. Product costs were $2.8 million in the first quarter of fiscal 2008, compared with $1.1 million in the prior-year period. The $1.7 million increase in product costs principally reflects the addition of product sales from Brookwood and BioFX, as well as the inclusion of out-of-pocket expenses incurred in connection with our Merck projects, for which we are reimbursed. Overall product margins averaged 47%, compared with 60% reported last year. The decrease in product margins reflects the changing mix of products sold in the period (in particular, some of our stabilization and antigen products, genomics slides and Brookwood polymer products carry lower margins than our reagent products), higher depreciation costs on the recently-constructed manufacturing space at our Eden Prairie facility, and the inclusion of reimbursed out-of-pocket expenses incurred in connection with our Merck projects, on which we do not charge a markup. We anticipate that product margins will continue to be lower on a year-over-year basis throughout fiscal 2008 when compared to prior year results, principally as a result of product mix.
     Research and development expenses. Research and development expenses were $8.7 million for the first quarter, an increase of 68% compared with the first quarter of fiscal 2007. The increase principally reflects the addition of Brookwood and BioFX to our operations, higher compensation expenses as we have added personnel to support customer projects and internal development projects, increased incentive and stock-based compensation, and higher costs related to our internal development projects. Research and development expenses are expected to continue to increase for the remainder of fiscal 2008, reflecting the addition of Brookwood and BioFX to our operations, and as we expand our research and development organization. The research and development expenses for our Brookwood Pharmaceuticals business unit, in particular, are a higher percentage of that unit’s total revenues than for our other business units.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $4.7 million for the three months ended December 31, 2007, an increase of $2.4 million compared with the prior-year period. The increase principally reflects the addition of Brookwood and BioFX to our operations, higher compensation expenses, and increased incentive and stock-based compensation. We expect selling, general and administrative expenses to continue to increase for the remainder of fiscal 2008, reflecting the addition of Brookwood and BioFX to our operations, and as we expand our organization to support our anticipated growth.
     Other income, net. Other income was $1.7 million in the first quarter of fiscal 2008, compared with $1.3 million in the first quarter of fiscal 2007. Income from investments was $1.0 million, compared with $1.3 million in the prior-year period. The decrease principally reflects a decrease in investable cash in our investment portfolio. Offsetting the decrease in investment income was $0.8 million in other income, reflecting a $0.9 million gain on our investment in ForSight Newco II, which was acquired by QLT Inc. in October 2007. Partially offsetting this gain was our pro rata net loss on our equity method investments.
     Income tax expense. The income tax provision was $3.6 million in the first quarter of fiscal 2008, compared with $3.4 million in the prior-year period. The effective tax rate was 39.2%, compared with 36.5% in the prior-year period. This increase is primarily attributable to timing differences related to stock options and state tax exposures.
Liquidity and Capital Resources
     As of December 31, 2007, the Company had working capital of $36.2 million and cash, cash equivalents and short-term investments totaling $72.5 million. The Company’s short-term investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company’s policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while meeting or exceeding a benchmark (Merrill Lynch 1-3 Year Government-Corporate Index) total rate of return. Management plans to continue to direct its investment advisors to manage the Company’s investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its investments.
     We had cash flows from operating activities of approximately $4.4 million in the first three months of fiscal 2008, compared with $11.8 million in the first three months of fiscal 2007. The decrease compared with prior-year results primarily reflects timing of certain tax payments, a larger use of cash related to accounts payable and accrued liabilities than in the prior-year period, and accounts receivable remaining stable rather than being a source of cash as it was in the prior-year period.
     In September 2004, we amended the Abbott Agreement in order to acquire rights to agreements between Abbott and certain of its sublicensees. Each of these sublicense agreements was granted pursuant to the Abbott Agreement. According to the terms of the amendment, we agreed to pay to Abbott $7.0 million in exchange for the right to receive the future royalty revenue streams under the acquired sublicense agreement rights.

Prior to such amendment, we were receiving only a portion of the royalties under such sublicenses. The first $5 million installment was paid in November 2004. We made an additional $1 million installment payment in June 2007. The remaining $1 million installment payment will become payable during the third quarter of fiscal 2008.
     In January 2005, we entered into a merger agreement whereby we acquired all of the assets of InnoRx, Inc. (“InnoRx”) by paying approximately $4.1 million in cash and issuing 600,064 shares of Common Stock to InnoRx stockholders. In July 2005, we issued 60,007 shares of Common Stock to the shareholders of InnoRx upon the successful completion of the first milestone involving the InnoRx technology acquired in the purchase of InnoRx. In March 2006, we issued an additional 60,007 shares of Common Stock as a result of completion of the second milestone (the “Second Milestone”). The shares of Common Stock issued in connection with the Second Milestone are being held in escrow pending possible indemnification per the merger agreement. Upon the successful completion of the remaining development and commercial milestones involving InnoRx technology acquired in the transaction, we will be required to issue up to approximately 480,059 additional shares of our Common Stock to the stockholders of InnoRx.
     In November 2007, our Board of Directors authorized the repurchase of up to $35 million of the Company’s stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date, and as of December 31, 2007, no purchases have been made under this authorization.
     On July 10, 2007, we made equity investments in Paragon and Apollo, a Paragon subsidiary. The Paragon and Apollo investments totaled $3.5 million. The arrangement calls for us to invest additional equity totaling $2.5 million upon successful completion of specified development milestones. Our investment in Paragon represents an ownership interest of less than 20% and the investment in Apollo represents an ownership interest of less than 20%.
     On July 31, 2007, we acquired Brookwood Pharmaceuticals, Inc., from Southern Research Institute, for $40 million in upfront cash at closing and up to an additional $22 million in cash upon the successful achievement of specified milestones. Brookwood specializes in proprietary injectable microparticles and implants to provide sustained delivery of drugs being developed by leading pharmaceutical, biotechnology and medical device clients as well as emerging companies. This acquisition is expected to help us broaden our technology offerings to our customers, diversify the range of markets in which we participate, expand our customer base, and enhance our pipeline of potential revenue generating opportunities.
     On August 13, 2007, we acquired BioFX Laboratories, Inc., a provider of substrates to the in vitro diagnostics industry, for $11.3 million in cash at closing and up to an additional $11.4 million in cash upon the successful achievement of specified revenue targets. BioFX is a leading manufacturer of substrates, a critical component of diagnostic test kits used to detect and signal that a certain reaction has taken place. We expect our acquisition of BioFX to broaden our product portfolio in the in vitro diagnostics market.
     As of December 31, 2007, we had no material debt, nor did we have any material credit agreements. We believe that our existing capital resources will be adequate to fund our operations and material commitments into the foreseeable future.
     As of December 31, 2007, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.
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

     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others: (i) the Company’s significant dependence upon Cordis, which causes our financial results and stock price to be subject to factors affecting Cordis and its Cypher stent program, including among others, the rate of market penetration by Cordis, the timing of market introduction of competing products, product safety or efficacy concerns and intellectual property litigation generally and specifically the litigation involving Boston Scientific Scimed, Inc. and Cordis in the U.S. District Court for the District of Delaware in which each was reported in June and July 2005 to have been found to have infringed the patent rights of the other; (ii) frequent intellectual property litigation in the medical device industry that may directly or indirectly adversely affect our customers’ ability to market their products incorporating our technologies; (iii) our ability to protect our own intellectual property; (iv) healthcare reform efforts and reimbursement rates for medical device products that may adversely affect our customers’ ability to cost effectively market and sell devices incorporating our technologies; (v) the Company’s ability to attract new licensees and to enter into agreements for additional product applications with existing licensees, the willingness of potential licensees to sign license agreements under the terms offered by the Company, and the Company’s ability to maintain satisfactory relationships with its licensees; (vi) the Company’s ability to increase the number of market segments and applications that use its coating technologies through its sales and marketing and research and development efforts; (vii) the Company’s ability to facilitate through strategic investment and research and development support the creation of new medical device market segments and applications that incorporate its coating technologies; (viii) market acceptance of products sold by customers incorporating our technologies and the timing of new product introductions by licensees; (ix) market acceptance of products sold by customers’ competitors and the timing and pricing of new product introductions by customers’ competitors; (x) the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances, which may result in lost market opportunities or postpone or preclude product commercialization by licensees; (xi) efficacy or safety concerns with respect to products marketed by us and our licensees, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; (xii) the ability to secure raw materials for reagents the Company sells; (xiii) the Company’s ability to manage successfully clinical trials and related foreign and domestic regulatory processes for the I-vation ™ intravitreal implant or other acquired products from InnoRx under development by the Company’s ophthalmology division, whether delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances postpone or preclude product commercialization of the intravitreal implant or other acquired products, and whether the intravitreal implant and any other acquired products remain viable commercial prospects; (xiv) product liability claims not covered by insurance; (xv) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (xvi) the trend of consolidation in the medical device industry, resulting in more significant, complex and long term contracts than in the past and potentially greater pricing pressures; (xvii) the Company’s ability to identify suitable businesses to acquire or with whom to form strategic relationships to expand its technology development and commercialization, its ability to successfully integrate the operations of companies it may acquire from time to time (including Brookwood Pharmaceuticals, Inc., and BioFX Laboratories, Inc.) and its ability to create synergies from acquisitions and other strategic relationships; (xviii) the Company’s ability to successfully internally perform certain product development activities and governmental and regulatory compliance activities with respect to acquired technology, including InnoRx technology, which activities the Company has not previously undertaken in any significant manner; (xix) the Company’s ability to successfully perform and earn milestone payments related to contractual milestone criteria in general and specifically the $288 million in fees and development milestones in the Merck Agreement; (xx) economic and other factors over which the Company has no control, including changes in inflation and consumer confidence; (xxi) acts of God or terrorism which impact the Company’s personnel or facilities; and (xxii) other factors described in the “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K, which you are encouraged to read carefully. Many of these factors are outside the control and knowledge of the Company and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon the Company’s forward-looking information and to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
     The Company’s investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $949,000 decrease in the fair value of the Company’s available-for-sale securities as of December 31, 2007, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.
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

PART II — OTHER INFORMATION
Item 1.   Legal Proceedings.
     There have been no material developments in the legal proceedings previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2007.
Item 1A.   Risk Factors.
     There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2007 in response to Item 1A to Part I of Form 10-K.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3.   Defaults Upon Senior Securities.
     None.
Item 4.   Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of the Company’s security holders during the period covered by this Report on Form 10-Q; however, set forth below is information concerning matters submitted to a vote of the Company’s security holders at the recent annual meeting of shareholders:
(a)	The Company held its Annual Meeting of Shareholders on January 28, 2008.

(b)	Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934. The shareholders voted on two matters: (i) to set the number of directors at ten (10), and (ii) to elect Class III directors. The shareholders approved all matters by the following votes:

		Votes	Votes	Broker
	Votes For	Against	Abstained	Non-Votes
(i) Set the number of directors at ten (10)	14,533,481	459,614	7,808	—

			Votes	Broker
(ii) Elect Class II directors		Votes For	Withheld	Non-Votes
Robert C. Buhrmaster		14,858,259	142,645	—
Kenneth C. Keller, Ph.D.		14,312,664	688,240	—

Item 5.   Other Information.
     None.
Item 6.   Exhibits.

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended - incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837
3.2	Restated Bylaws - incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, SEC File No. 0-23837
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

**	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 8, 2008	SurModics, Inc.
	By:	/s/ Philip D. Ankeny
Philip D. Ankeny
Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended December 31, 2007
SURMODICS, INC.

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended - incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837
3.2	Restated Bylaws - incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, SEC File No. 0-23837
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

**	Filed herewith.