Form 10-Q
period 2008-03-31
SURMODICS INC
filed 2008-05-09
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-23837
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of April 30, 2008 was 18,279,553.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Real Estate Purchase Agreement
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SurModics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	September 30,
(In thousands, except share data)	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$26,746	$13,812
Short-term investments	11,083	12,496
Accounts receivable, net of allowance for doubtful accounts of $40 as of March 31, 2008 and September 30, 2007	17,821	16,138
Inventories	2,591	2,497
Deferred tax asset	1,116	1,116
Income taxes receivable	3,814	—
Prepaids and other	1,424	1,836

Total current assets	64,595	47,895

Property and equipment, net	20,934	19,738
Restricted cash	1,630	—
Long-term investments	43,089	43,917
Deferred tax asset	8,597	5,908
Intangible assets , net	16,983	18,399
Goodwill	18,298	15,686
Other assets	10,911	19,788

Total assets	$185,037	$171,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,216	$2,541
Accrued liabilities	3,394	4,187
Accrued income taxes payable	—	6,227
Deferred revenue	3,911	5,586
Other current liabilities	4,451	1,311

Total current liabilities	15,972	19,852
Deferred revenue, less current portion	24,203	20,305
Other long-term liabilities	1,597	252

Total liabilities	41,772	40,409

Stockholders’ Equity
Series A preferred stock— $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock— $.05 par value, 45,000,000 shares authorized; 18,233,618 and 18,164,980 shares issued and outstanding	912	909
Additional paid-in capital	79,863	76,670
Accumulated other comprehensive income	37	1,723
Retained earnings	62,453	51,620

Total stockholders’ equity	143,265	130,922

Total liabilities and stockholders’ equity	$185,037	$171,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2008	2007	2008	2007
Revenue
Royalties and license fees	$13,809	$13,028	$26,987	$26,247
Product sales	4,700	3,381	9,907	6,107
Research and development	7,198	953	12,642	1,748

Total revenue	25,707	17,362	49,536	34,102

Operating costs and expenses
Product costs	2,154	1,092	4,129	2,179
Research and development	10,370	5,717	19,904	10,924
Selling, general and administrative	6,002	2,468	10,751	4,805

Total operating costs and expenses	18,526	9,277	34,784	17,908

Income from operations	7,181	8,085	14,752	16,194

Other income
Investment income	1,051	1,187	2,004	2,520
Other income (loss)	133	(15)	900	(19)

Other income	1,184	1,172	2,904	2,501

Income before income taxes	8,365	9,257	17,656	18,695
Income tax provision	(3,258)	(3,582)	(6,903)	(7,029)

Net income	$5,107	$5,675	$10,753	$11,666

Basic net income per share	$0.28	$0.31	$0.60	$0.64

Diluted net income per share	$0.28	$0.31	$0.58	$0.64
Weighted average shares outstanding
Basic	18,102	18,017	18,055	18,232
Dilutive effect of outstanding stock options	326	116	366	110

Diluted	18,428	18,133	18,421	18,342
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	March 31,
(In thousands)	2008	2007
Operating Activities:
Net income	$10,753	$11,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,993	1,960
(Gain) loss on equity method investment and sales of investments	(857)	19
Amortization of premium (discount) on investments	2	(993)
Stock-based compensation	5,351	2,870
Deferred taxes	(1,129)	(102)
Excess tax benefits from exercise of stock options	(765)	—
Loss on disposals of property and equipment	22	7
Change in operating assets and liabilities:
Accounts receivable	(1,683)	4,613
Inventories	(94)	(38)
Accounts payable and accrued liabilities	31	(1,102)
Income taxes	(7,603)	(2,349)
Deferred revenue	1,988	375
Prepaids and other	(65)	(472)

Net cash provided by operating activities	8,944	16,454

Investing Activities:
Purchases of property and equipment	(2,056)	(1,610)
Proceeds from sales of property and equipment	26	—
Purchases of available-for-sale investments	(7,810)	(63,211)
Sales/maturities of available-for-sale investments	16,215	85,707
Purchases of held-to-maturity investments	(4,333)	—
Purchase of licenses and patents	(65)	(68)
Investment in other strategic assets	—	(2,117)
Collection of notes receivable	5,870	261
Cash restricted for land purchase	(1,630)	—
Other investing activities	(567)	—

Net cash provided by investing activities	5,650	18,962

Financing Activities:
Excess tax benefits from exercise of stock options	765	—
Issuance of common stock	1,848	1,885
Repurchase of common stock	(2,601)	(35,030)
Purchase of common stock to fund employee taxes	(1,450)	—
Repayment of notes payable	(222)	—

Net cash used in financing activities	(1,660))	(33,145)

Net change in cash and cash equivalents	12,934	2,271
Cash and cash equivalents
Beginning of period	13,812	3,751

End of period	$26,746	$6,022

Supplemental Information
Cash paid for income taxes	$15,381	$9,468
Noncash transaction — accrued earnout payments in connection with business acquisition agreements	$3,148	$—
Noncash transaction — acquisition of property, plant, and equipment on account	$953	$118
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Period Ended March 31, 2008
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three-month and six-month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire 2008 fiscal year.
     The six-month period ended March 31, 2008 includes a reclassification of $807,000 of research and development expenses reported as product costs in the first quarter. The expenses reclassified were out-of-pocket project costs related to research and development activities.
     In July 2007, the Company acquired Brookwood Pharmaceuticals, Inc., from Southern Research Institute, for $40 million in cash at closing and up to an additional $22 million in cash upon the successful achievement of specified milestones. In the second quarter of fiscal 2008 a milestone was achieved and $2 million of additional purchase price was recorded as an increase to goodwill. Brookwood specializes in proprietary injectable microparticles and implants to provide sustained delivery of drugs being developed by leading pharmaceutical, biotechnology and medical device clients as well as emerging companies. This acquisition is helping the Company broaden its technology offerings to customers, diversifying the range of markets in which the Company participates, expanding the Company’s customer base, and enhancing the pipeline of potential revenue generating opportunities.
     In August 2007, the Company acquired BioFX Laboratories, Inc., a provider of substrates to the in vitro diagnostics industry, for $11.3 million in cash at closing and up to an additional $11.4 million in cash upon the successful achievement of specified revenue targets. In the first quarter of fiscal 2008 a milestone was achieved and $1.1 million of additional purchase price was recorded as an increase to goodwill. BioFX is a leading manufacturer of substrates, a critical component of diagnostic test kits used to detect and signal that a certain reaction has taken place. The acquisition of BioFX is broadening the Company’s product portfolio in the in vitro diagnostics market.
     The operating results for the Brookwood Pharmaceuticals, Inc. and BioFX Laboratories, Inc. businesses are included in the consolidated results of operations from the dates of acquisition.
     In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited consolidated financial statements of the Company. These unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements for the year ended September 30, 2007, and footnotes thereto included in the Company’s Form 10-K as filed with the United States Securities and Exchange Commission on December 14, 2007.
(2) New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). This statement establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements required by existing accounting pronouncements and does not require any new fair value measurements. SFAS No. 157 is effective for the Company in fiscal 2009. FASB Staff Position No. FAS 157-2 provides a deferral of SFAS No. 157 provisions for non-financial assets and liabilities until fiscal 2010. The Company has not determined the impact, if any, the adoption of this statement will have on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for the Company in fiscal 2009. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective for the Company in fiscal 2010. Earlier adoption is prohibited and once adopted SFAS No. 141(R) will impact recognition and measurement of future business combinations.

(3) Inventories
     Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components (in thousands) :

	March 31,	September 30,
	2008	2007
Raw materials	$1,129	$1,241
Finished products	1,462	1,256

Total	$2,591	$2,497

(4) Restricted Cash
     The Company has entered into an agreement to purchase an undeveloped parcel of land, as described in Note 12. To secure the performance of its obligations under the purchase agreement, the Company delivered a standby letter of credit in the amount of $1.6 million. This letter of credit is fully collateralized by restricted cash that the Company deposited with the issuing institution.
(5) Other Assets
     Other assets consist principally of strategic investments. The Company accounts for its strategic investments under the cost method, except for its investments in Paragon Intellectual Properties, LLC (“Paragon”), Paragon’s subsidiary, Apollo Therapeutics, LLC, and Brookwood’s investment in Aeon Biosience, Inc. (included in the “Other” category in the table below), which are accounted for under the equity method. Other assets consisted of the following (in thousands):

	March 31,	September 30,
	2008	2007
Investment in OctoPlus	$5,506	$8,762
Long-term portion of note receivable	—	5,158
Investment in Paragon and subsidiary	3,242	3,632
Investment in ThermopeutiX	1,185	1,185
Investment in Novocell	559	559
Other	419	492

Total other assets	$10,911	$19,788

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
     The Company recognized revenue of $1.5 million and $76,000 for the three-month period ended March 31, 2008 and 2007, respectively, and recognized revenue of $2.4 million and $125,000 for the six-month period ended March 31, 2008 and 2007, respectively, from activity with companies in which it had a strategic investment.
(6) Intangible Assets
     Intangible assets consist principally of acquired patents and technology, customer relationships, licenses, and trademarks. The Company recorded amortization expense of $741,000, and $447,000 for the three months ended March 31, 2008 and 2007, respectively. The Company recorded amortization expense of $1,481,000, and $532,000 for the six months ended March 31, 2008 and 2007, respectively.
     In September 2004, the Company made a commitment to purchase for $7.0 million certain additional sublicense rights and the accompanying future royalty revenue streams under certain sublicenses through an amendment to the Company’s diagnostic format patent license with Abbott Laboratories. Prior to such amendment, the Company was receiving only a portion of the royalties under such sublicenses. The first $5.0 million installment was paid in fiscal 2005, and an additional $1.0 million installment was paid in fiscal 2007. The remaining $1.0 million installment is reflected in other current liabilities.
     Intangible assets consisted of the following (in thousands):

	Useful life	March 31,	September 30,
	(in years)	2008	2007
Customer list	9 — 11	$7,340	$7,340
Abbott license	4	7,037	7,037
Core technology	8 — 18	6,930	6,933
Patents and other	7 — 20	2,056	1,988
Trademarks		580	580
Less accumulated amortization of intangible assets		(6,960)	(5,479)

Intangible assets, net		$16,983	$18,399

     Based on the intangible assets in service as of March 31, 2008, estimated amortization expense for each of the next five years ending March 31 is as follows ( in thousands ):

2009	$2,550
2010	1,299
2011	1,299
2012	1,299
2013	1,299
(7) Stock-based Compensation
     The Company’s stock-based compensation expenses were as follows (in thousands) :

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Product costs	$63	$25	$87	$52
Research and development	1,039	714	1,876	1,407
Selling, general and administrative	2,296	719	3,388	1,411

Total	$3,398	$1,458	$5,351	$2,870

     As of March 31, 2008, approximately $15.1 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.5 years.
Stock Option Plans
     The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share Based Payment (“SFAS 123(R)”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values, over the requisite service period.

     The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair values of options granted during the three-month periods ended March 31, 2008 and 2007 were $22.21 and $14.54, respectively. The weighted average fair values of options granted during the six-month periods ended March 31, 2008 and 2007 were $25.19 and $16.56, respectively. The assumptions used as inputs in the model were as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Risk-free interest rates	3.0%	4.8%	3.6%	4.7%
Expected life (years)	6.2	4.9	6.5	5.8
Expected volatility	44.6%	42.5%	47.8%	49.4%
Dividend yield	0%	0%	0%	0%
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
     The Company’s Incentive Stock Options (“ISO”) are granted at a price of at least 100% of the fair market value of the common stock of the Company (“Common Stock”) on the date of the grant or 110% with respect to optionees who own more than 10% of the total combined voting power of all classes of stock. ISO’s expire in seven years or upon termination of employment and are exercisable at a rate of 20% per year commencing one year after the date of grant. Nonqualified stock options (“NQSO”) are granted at fair market value on the date of grant. NQSO’s expire in 7 to 10 years and are exercisable at rates of 20% per year from the date of grant, or 20% to 33% per year commencing one year after the date of grant.
Restricted Stock Awards
     The Company has entered into restricted stock agreements with certain key employees, covering the issuance of Common Stock (“Restricted Stock”). Under SFAS No.123(R), these shares are considered to be non-vested shares. The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. The stock-based compensation table above includes Restricted Stock expenses of $749,000 and $1,206,000 for the three-month and six-month periods ended March 31, 2008, respectively, and $287,000 and $556,000 for the three-month and six-month periods ended March 31, 2007, respectively.
Performance Share Awards
     Historically, the Company has entered into performance share agreements with certain key employees, covering the issuance of Common Stock (“Performance Shares”). The Performance Shares vest upon the achievement of certain performance objectives, which must be achieved during the performance period. Compensation is recognized in each period based on management’s best estimate of the achievement level of the grants’ specified performance objectives and the resulting vesting amounts. For the three-month and six-month periods ended March 31, 2008, the Company recognized $308,000 associated with the fair value of vesting of grants. For the three-month and six-month periods ended March 31, 2007, the Company recognized $380,000 and $138,000 of the fair value of anticipated vesting of grants, respectively. The stock-based compensation table above includes the Performance Share expenses.
1999 Employee Stock Purchase Plan
     Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 200,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld to purchase the Company’s common stock at purchase prices that are 85% of the average closing price as defined in the Stock Purchase Plan. As of March 31, 2008 and 2007, there were $57,000 and $48,000 of employee contributions, respectively, included in accrued liabilities in the accompanying condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for three-month periods ended March 31, 2008 and 2007 totaled $45,000 and $39,000, respectively. Stock compensation expense recognized related to the Stock Purchase Plan for the six-month periods ended March 31, 2008 and 2007 totaled $83,000 and $79,000, respectively. The stock-based compensation table above includes the Stock Purchase Plan expenses.

(8) Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income	$5,107	$5,675	$10,754	$11,666
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	(671)	1,041	(882)	2,841
Adjustment for realized (gains) losses included in net income, net of tax	(241)	9	(804)	12

Comprehensive income	$4,195	$6,725	$9,068	$14,519

(9) Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, on October 1, 2007. Upon adoption of FIN 48, the Company recorded a net $79,000 benefit related to taxes, which was recorded as an increase to the October 1, 2007 beginning retained earnings balance. As of the adoption date, the Company has gross unrecognized tax benefits of $1.1 million and if recognized, this total amount would impact the effective tax rate. The Company has classified $160,000 of the gross unrecognized tax benefits as a current liability, reflecting the amount the Company expects to pay during the next twelve months in connection with certain amended tax returns filed by the Company. The remaining liability for unrecognized tax benefits has been classified as non-current, as no payments are expected to be made in the next twelve months. The Company does not anticipate any other significant increases or decreases in unrecognized tax benefits within twelve months of adoption of FIN 48. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of October 1, 2007, a gross balance of $445,000 of interest and penalties has been accrued related to the unrecognized tax benefits balance.
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
(10) Operating Segments
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

     Each operating segment has similar economic characteristics, technology, manufacturing processes, customers, regulatory environments, and shared infrastructures. The Company manages its expenses on a company-wide basis, as many costs and activities are shared among the business units. The focus of the business units is providing solutions to customers and maximizing financial performance over the long term. The accounting policies for segment reporting are the same as for the Company as a whole. The table below presents revenue from the three operating segments for the three-month and six-month periods in fiscal 2008 and 2007, respectively (in thousands ):

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Operating segment:
Drug Delivery	$11,955	$6,205	$22,723	$12,834
Hydrophilic and Other	8,261	6,546	15,815	11,823
In Vitro	5,491	4,611	10,998	9,445

Total revenue	$25,707	$17,362	$49,536	$34,102

(11) Share Repurchases
     In November 2007, the company’s Board of Directors authorized the repurchase of $35.0 million of the Company’s common stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date. During the three months ended March 31, 2008, the Company repurchased 64,200 shares for $2.6 million at an average price of $40.56 per share under this plan. No shares were purchased in the three months ended December 31, 2007. As of March 31, 2008, $32.4 million remains authorized and available for future purchases under the repurchase program.
(12) Commitments and Contingencies
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
     Land Purchase Commitment. In August 2007, the Company entered into an agreement to purchase an undeveloped parcel of land in Eden Prairie, Minnesota for approximately $3.6 million (including a non-refundable deposit of $100,000 paid to the seller at the time the purchase agreement was signed). The agreement requires that the Company complete the purchase on or before August 24, 2008 (the “Closing Date”). While it is the Company’s current expectation to complete the purchase on or before the Closing Date, the Company will be required to pay the seller $1.6 million if it fails to do so and will have no further rights to acquire the land. This $1.6 million commitment is secured by a standby letter of credit as discussed in Note 4.
(13) Subsequent Events
     In April 2008, the Company acquired a 286,000 square foot facility situated on 42 acres located in Birmingham, Alabama for $12.2 million. The Company plans to remodel the existing facility to accommodate research and development, clinical manufacturing and commercial manufacturing of drug delivery products for pharmaceutical and biotechnology customers. Total investment in this facility, including the $12.2 million already paid, is expected to approximate $30.0 million, and renovation and remodeling is expected to be completed over the next two years.
     In May 2008, the Company invested an additional $2.5 million in a subsidiary of Paragon (see Note 5 for additional information on previous investments in Paragon). The arrangement with the Paragon subsidiary called for the Company to invest the additional amount based upon successful completion of specified development milestones.

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
     Under EITF 00-21, we are amortizing the $20 million license fee we received upon signing the agreement in June 2007, over the economic life of the technology we licensed to Merck, or 16 years. This accounting treatment, and the resulting amortization, also applies to current and future license fees and milestone payments. The commercial R&D fees that we are paid by Merck are also amortized over the same economic life. However, all of the costs of the R&D work we perform for Merck are expensed in the period performed. In addition, we recognize billings to Merck for reimbursed out-of-pocket expenses in the period incurred; accordingly such amounts are not amortized. As of March 31, 2008, the deferred revenue balance related to the Merck Agreement was $24.9 million.
     In July 2007, we acquired Brookwood Pharmaceuticals, Inc. (“Brookwood”), from Southern Research Institute, for $40 million in cash at closing and up to an additional $22 million in cash upon the successful achievement of specified milestones. In the second quarter of fiscal 2008 a milestone was achieved and $2 million of additional purchase price was recorded as an increase to goodwill. Brookwood specializes in proprietary injectable microparticles and implants to provide sustained delivery of drugs being developed by leading pharmaceutical, biotechnology and medical device clients as well as emerging companies. This acquisition is expected to help us broaden our technology offerings to our customers, diversify the range of markets in which we participate, expand our customer base, and enhance our pipeline of potential revenue generating opportunities.
     In August 2007, we acquired BioFX Laboratories, Inc. (“BioFX”), a provider of substrates to the in vitro diagnostics industry, for $11.3 million in cash at closing and up to an additional $11.4 million in cash upon the successful achievement of specified revenue targets. In the first quarter of fiscal 2008 a milestone was achieved and $1.1 million of additional purchase price was recorded as an increase to goodwill. BioFX is a leading manufacturer of substrates, a critical component of diagnostic test kits used to detect and signal that a certain reaction has taken place. We expect our acquisition of BioFX to broaden our product portfolio in the in vitro diagnostics market.
     The operating results for the Brookwood and BioFX businesses are included in the consolidated results of operations from the dates of acquisition.
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
Results of Operations

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007	$ Increase	% Increase
Revenue:
Drug Delivery	$11,955	$6,205	$5,750	93%
Hydrophilic and Other	8,261	6,546	1,715	26%
In Vitro	5,491	4,611	880	19%

Total revenue	$25,707	$17,362	$8,345	48%

     Revenue. Second quarter revenue was $25.7 million, an increase of $8.3 million or 48%, compared with the second quarter of fiscal 2007. Revenue included $5.2 million from the acquisition of Brookwood and $1.1 million from the acquisition of BioFX, which were completed in the fourth quarter of fiscal 2007. All three operating segments generated revenue growth, as detailed in the table above and further explained in the narrative below.
     Drug Delivery. Revenue in the Drug Delivery segment was $12.0 million in the second quarter of fiscal 2008, a 93% increase compared with $6.2 million in the prior-year period. The increase in total revenue reflects a significant increase in research and development revenue from drug delivery and ophthalmology customers. Our Brookwood business unit generated $5.2 million of revenue in the second quarter, whereas prior period results do not include any revenue from Brookwood. Excluding the contribution from Brookwood in the second quarter, Drug Delivery revenue increased 9% compared with the prior-year period.
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
     Drug Delivery royalties and license fees decreased 3%, as increased royalties and license fees from ophthalmology and drug delivery customers nearly offset a 25% decrease in royalty revenue from Cordis as a result of lower CYPHER®sales.
     Drug Delivery generated total revenue of $1.1 million from Merck royalties, license fees and research and development activities during the three-month period ended March 31, 2008. In accordance with accounting for arrangements with multiple elements, we are amortizing the payments received from Merck over the estimated 16 year economic life of the technology we licensed to Merck.
     The CYPHER® stent, from which we derive a substantial amount of our Drug Delivery revenue, faces continuing competition from Boston Scientific Corporation’s Taxus® drug-eluting stent and Medtronic’s Endeavor® drug-eluting stent, which are sold domestically and internationally, and stents from Abbott Vascular and others sold outside the U.S. In addition, a drug-eluting stent from Abbott is expected to be approved in the U.S. within the next year. These stents compete or will compete directly with the CYPHER® stent. The Company also receives a royalty on the Medtronic Endeavor® drug-eluting stent, but the associated royalty revenue is reflected in the Hydrophilic and Other segment. In addition to competition among the various players, the total size of the drug-eluting stent market has decreased significantly in the past eighteen months as a result of concerns about product safety, mostly related to potential clotting associated with stents. Therefore, future royalty and reagent sales revenue could decrease due to lower CYPHER® stent sales as a result of the overall market contraction and the ongoing and expected future competition. We anticipate that quarterly royalty revenue from the CYPHER® stent may be volatile throughout fiscal 2008 and beyond as the various marketers of drug-eluting stents continue competing in the marketplace and as others enter the marketplace. Management expects royalties from the CYPHER® stent to continue to constitute a substantial portion of our revenue in fiscal 2008. However, whether and the extent to which royalties from the CYPHER® stent continue to constitute a significant source of revenue is subject to a number of risks, including intellectual property litigation generally, and specifically the damages, settlements and mutual agreements that may result from various infringement suits between Boston Scientific and Cordis in which each has been found to have violated certain intellectual property rights of the other.
     The inclusion of revenue from our Brookwood business unit in Drug Delivery will also impact the overall revenue and mix in fiscal 2008, as a substantial majority of Brookwood revenue is comprised of research and development fees.
     Hydrophilic and Other. Hydrophilic and Other revenue was $8.3 million in the second quarter of fiscal 2008, an increase of 26% compared with $6.5 million in the prior-year period, primarily as a result of 34% growth in royalties and license fees. This increase primarily reflects the Company’s growing portfolio of licensed customers. In contrast to our Drug Delivery segment, where a significant percentage of revenue is attributable to Cordis, there are several dozen licensees and an even larger number of coated products generating royalties in this segment. The growth in royalties principally reflects increased sales of coated products already on the market, and to a lesser extent newly introduced licensed products. We believe that revenue will likely continue to increase for the remainder of fiscal 2008; however, the rate of growth will depend upon the timing and market success of our customers’ newly released products, as well as the sales of existing products.
     In Vitro. Revenue in the In Vitro segment was $5.5 million in the second quarter of 2008, an increase of 19% compared with $4.6 million in the prior-year period. The increase was attributable to increased product sales, mostly as a result of the addition of $1.1 million of BioFX products sold during the quarter. The increase was partially offset by a decrease in royalties and license fees. Prior-year results do not include sales of BioFX products, because the acquisition of BioFX was completed in the fourth quarter of fiscal 2007. In Vitro segment royalties and license fees decreased principally because of lower underlying sales of licensed products in the second quarter of fiscal 2008. We anticipate continued growth in product sales for the remainder of fiscal 2008 reflecting particularly the addition of BioFX products, but the rate of growth will depend on the success of certain product launches. Royalties and license fees likely will not increase. In Vitro derives a significant percentage of its revenue from GE Healthcare and Abbott Laboratories. Royalty revenue generated under our diagnostic format patent license agreement with Abbott Laboratories (the “Abbott Agreement”) is expected to decline significantly following the expiration of the licensed patents in December 2008. Consistent with our revenue recognition practices, royalty revenue is recognized as licensees report it to us, which typically occurs on a quarter lag basis. Accordingly, we expect royalties generated under the Abbott Agreement to extend into the second quarter of fiscal 2009.
     Product costs. Product costs were $2.2 million in the second quarter of fiscal 2008, compared with $1.1 million in the prior-year period. The $1.1 million increase in product costs reflects principally the addition of product sales from BioFX and Brookwood and to a lesser extent a changing product mix. Overall product margins averaged 54%, compared with 68% reported last year. The decrease in product margins reflects the changing mix of products sold in the period. In particular, some of our stabilization and antigen products, genomics slides and Brookwood polymer products carry lower margins than our reagent products. We anticipate that product margins will continue to be lower on a year-over-year basis throughout fiscal 2008 when compared to prior-year results, principally as a result of revenue mix.
     Research and development expenses. Research and development expenses were $10.4 million for the second quarter, an increase of 81% compared with $5.7 million in the prior-year period. The increase principally reflects the addition of Brookwood and BioFX to our operations, which together incurred total research and development expenses of $3.5 million in the quarter. In addition, compensation expenses have increased as we have added personnel to support customer projects and internal development projects. Our research and development headcount has increased by six and eleven employees compared with December 31 and March 31, 2007, respectively, not including the addition of 53 research and development employees related to our Brookwood and BioFX acquisitions. Also contributing to the increase were a $0.3 million increase in stock-based compensation, higher costs related to our internal development projects and $0.4 million of out-of-pocket expenses in connection with our Merck projects, for which we are reimbursed. Research and development expenses are expected to continue to increase for the remainder of fiscal 2008, reflecting the addition of Brookwood and BioFX to our operations, and our continued expansion of the research and development organization. Research and development expenses for our Brookwood business unit, in particular, are a higher percentage of that unit’s total revenues than for our other business units.

     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $6.0 million for the three-month period ended March 31, 2008, an increase of $3.5 million compared with the prior-year period. The increase principally reflects the addition of Brookwood and BioFX to our operations, which comprised $1.2 million of SG&A expenses. Our stock-based compensation expenses increased $1.6 million this quarter principally as a result of recent transitions on our Board of Directors. We expect SG&A expenses to remain approximately at current levels for the remainder of fiscal 2008, reflecting the addition of Brookwood and BioFX to our operations, and continued expansion of our organization to support our anticipated growth.
     Other income, net. Other income was $1.2 million in the second quarter of fiscal 2008, consistent with the prior-year period. Income from investments was $1.1 million, compared with $1.2 million in the prior-year period. The decrease principally reflects lower yields from our investment portfolio. Offsetting the decrease in investment income was $0.1 million in other income.
     Income tax expense. The income tax provision was $3.3 million in the second quarter of fiscal 2008, compared with $3.6 million in the prior-year period. The effective tax rate was 38.9%, compared with 38.7% in the prior-year period. This increase is primarily attributable to tax reserve increases for state tax contingencies.

	Six Months Ended March 31,
(Dollars in thousands)	2008	2007	$ Increase	% Increase
Revenue:
Drug Delivery	$22,723	$12,834	$9,889	77%
Hydrophilic and Other	15,815	11,823	3,992	34%
In Vitro	10,998	9,445	1,553	16%

Total revenue	$49,536	$34,102	$15,434	45%

     Revenue. Total revenue was $49.5 million for the first six months of fiscal 2008, an increase of $15.4 or 45%, compared with the same period of fiscal 2007. Revenue included $11.7 million from the acquisitions of Brookwood and BioFX businesses, which were completed in the fourth quarter of fiscal 2007. All three operating segments generated revenue growth, as detailed in the table above and further explained in the narrative below.
     Drug Delivery. Drug Delivery revenue increased 77% to $22.7 million for the first half of fiscal 2008 compared with $12.8 million for the same period last year. The increase in total revenue reflects a significant increase in research and development revenue from drug delivery and ophthalmology customers, offset partially by lower royalties and license fees. Our Brookwood business unit generated $9.4 million of revenue in the first six months of fiscal 2008. Prior-period results do not include any revenue from Brookwood, as the acquisition was completed in the fourth quarter of 2007. The decrease in Drug Delivery royalties and license fees principally reflects decreased royalty revenue from Cordis as a result of lower CYPHER® sales. Substantially offsetting the decrease attributable to CYPHER® was an increase in royalties and license fees from other drug delivery and ophthalmology customers, including Merck.
     Hydrophilic and Other. Hydrophilic and Other revenue increased 34% to $15.8 million compared with $11.8 million for the same period last year. The growth was driven principally by increased royalties and license fees as the company continues to grow its licensed customer base.
     In Vitro. In Vitro revenue increased 16% to $11.0 million compared with $9.4 million for the same period last year. The increase was attributable to increased product sales, mostly as a result of the addition of $2.2 million of BioFX products sold during the period. The increase was partially offset by a decrease in royalties and license fees. Prior-period results do not include sales of BioFX products, because the acquisition of BioFX was completed in the fourth quarter of fiscal 2007. In Vitro segment royalties and license fees decreased principally because the prior-year results included a settlement related to past due royalties; there was no such settlement in the first half of fiscal 2008.
     Product costs. Product costs were $4.1 million for the six months ended March 31, 2008, an 89% increase from $2.2 million for the same period last year. Overall product margins averaged 58% compared with 64% for the comparable period last year. The margin decrease was primarily attributable to a lower mix of reagent sales which carry higher gross margins than our other products.
     Research and development expenses. Research and development expenses were $19.9 million for the first six months of fiscal 2008, an increase of 82% compared with $10.9 million for the same period of fiscal 2007. The increase principally reflects the addition of Brookwood and BioFX to our operations, which together had total research and development expenses of $6.5 million in the first six months of fiscal 2008. In addition, compensation expenses have increased as we have added personnel to support customer projects and internal development projects. Our research and development headcount has increased by eight and eleven compared with September 30 and March 31, 2007, respectively, not including the addition of 53 research and development employees from our Brookwood and BioFX acquisitions. We have also incurred higher costs related to our internal development projects, and $1.0 million of out-of-pocket expenses were incurred in connection with our Merck projects, for which we are reimbursed.
     Selling, general and administrative expenses. SG&A expenses were $10.8 million for the first six months of fiscal 2008, an increase of $6.0 million compared with the prior-year period. The increase principally reflects the addition of Brookwood and BioFX to our operations, as they incurred $2.3 million of SG&A expenses. Our stock-based compensation expenses were $2.0 million higher for the first six months of fiscal 2008 mainly associated with recent transitions on our Board of Directors.
     Other income, net. Other income was $2.9 million for the first six months of fiscal 2008 compared with income of $2.5 million in the same period of fiscal 2007. Income from investments was $2.0 million, compared with $2.5 million in the prior-year period. The decrease principally reflects a decrease in investable cash and lower yields in our investment portfolio. Offsetting the decrease in investment income was $0.9 million in other income.
     Income tax expense. The income tax provision was $6.9 million for the first six months of fiscal 2008, compared with $7.0 million for the same period in fiscal 2007. The effective tax rate for the first six months of fiscal 2008 was 39.1%, compared with 37.6% for the same period last year. The increase in the effective tax rate principally reflects an increase in state tax contingency reserves in fiscal 2008 and to a release of federal tax reserves in fiscal 2007.
Liquidity and Capital Resources
     As of March 31, 2008, the Company had working capital of $48.6 million, of which $37.8 million consisted of cash, cash equivalents and short-term investments. Working capital increased $20.6 million from the September 30, 2007 level driven principally by cash flow from operations, changes in income tax assets and liabilities, and the collection of $5.8 million of notes receivable. Our cash, cash equivalents and short-term and long-term investments totaled $80.9 million at March 31, 2008, an increase of $10.7 million from $70.2 million as of September 30, 2007. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company’s policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while meeting or exceeding a benchmark (Merrill Lynch 1-3 Year Government-Corporate Index) total rate of return. Management plans to continue to direct its investment advisors to manage the Company’s investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its investments.
     We had cash flows from operating activities of approximately $8.9 million in the six months ended March 31, 2008, compared with $16.5 million the six months ended March 31, 2007. The decrease compared with prior-year results primarily reflects timing of income tax payments and accounts receivable increasing in the six months, rather than being a source of cash as it was in the prior-year period.
     In November 2007, our Board of Directors authorized the repurchase of up to $35 million of the Company’s common stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date. We entered into a Rule 10b5-1 agreement in January 2008 and during the second quarter of fiscal 2008 purchased 64,200 shares of common stock for $2.6 million at an average price of $40.52 per share. Under the current authorization the Company has $32.4 million remaining available for authorized share repurchases as of March 31, 2008.
     As of March 31, 2008, we had approximately $236,000 of debt outstanding in connection with our Brookwood subsidiary. We do not have any material credit agreements established, and we believe that our existing capital resources will be adequate to fund our operations and material commitments into the foreseeable future. Our remaining anticipated liquidity needs for fiscal 2008 include but are not limited to the following: milestone payments associated with prior-year business acquisitions of approximately $3 million; capital expenditures related to the recently acquired Alabama facility in the range of $13 million to $18 million (including the $12.2 million paid in April 2008) and related to our Minnesota facilities in the range of $4 million to $8 million; and any amounts associated with the repurchase of common stock under the authorization discussed above.
     As of March 31, 2008, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.

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
     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others: (i) the Company’s significant dependence upon Cordis, which causes our financial results and stock price to be subject to factors affecting Cordis and its Cypher stent program, including among others, the rate of market penetration by Cordis, the timing of market introduction of competing products, product safety or efficacy concerns and intellectual property litigation generally and specifically the litigation involving Boston Scientific Scimed, Inc. and Cordis in the U.S. District Court for the District of Delaware in which each was reported in June and July 2005 to have been found to have infringed the patent rights of the other; (ii) frequent intellectual property litigation in the medical device industry that may directly or indirectly adversely affect our customers’ ability to market their products incorporating our technologies; (iii) failure to obtain intellectual property rights protecting our proprietary technologies, or the expiration or loss of such rights, could have a material adverse effect on our business, financial condition and results of operations; (iv) healthcare reform efforts and reimbursement rates for medical device products that may adversely affect our customers’ ability to cost effectively market and sell devices incorporating our technologies; (v) the Company’s ability to attract new licensees and to enter into agreements for additional product applications with existing licensees, the willingness of potential licensees to sign license agreements under the terms offered by the Company, and the Company’s ability to maintain satisfactory relationships with its licensees; (vi) the Company’s ability to increase the number of market segments and applications that use its coating technologies through its sales and marketing and research and development efforts; (vii) the Company’s ability to facilitate through strategic investment and research and development support the creation of new medical device market segments and applications that incorporate its coating technologies; (viii) market acceptance of products sold by customers incorporating our technologies and the timing of new product introductions by licensees; (ix) market acceptance of products sold by customers’ competitors and the timing and pricing of new product introductions by customers’ competitors; (x) the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances, which may result in lost market opportunities or postpone or preclude product commercialization by licensees; (xi) efficacy or safety concerns with respect to products marketed by us and our licensees, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; (xii) the ability to secure raw materials for reagents the Company sells; (xiii) the Company’s ability to manage successfully clinical trials and related foreign and domestic regulatory processes for the I-vation ™ intravitreal implant or other acquired products from InnoRx under development by the Company’s ophthalmology division, whether delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances postpone or preclude product commercialization of the intravitreal implant or other acquired products, and whether the intravitreal implant and any other acquired products remain viable commercial prospects; (xiv) product liability claims not covered by insurance; (xv) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (xvi) the trend of consolidation in the medical device industry, resulting in more significant, complex and long term contracts than in the past and potentially greater pricing pressures; (xvii) the Company’s ability to identify suitable businesses to acquire or with whom to form strategic relationships to expand its technology development and commercialization, its ability to successfully integrate the operations of companies it may acquire from time to time (including Brookwood Pharmaceuticals, Inc., and BioFX Laboratories, Inc.) and its ability to create synergies from acquisitions and other strategic relationships; (xviii) difficulties in bringing our facilities into compliance with good manufacturing practices or other applicable regulatory standards may adversely impact our ability to manufacture and supply products, or perform other services for our customers; (xix) the Company’s ability to successfully internally perform certain product development activities and governmental and regulatory compliance activities with respect to acquired technology, including InnoRx technology, which activities the Company has not previously undertaken in any significant manner; (xx) the Company’s ability to successfully perform and earn milestone payments related to contractual milestone criteria in general and specifically the $288 million in fees and development milestones in the Merck Agreement; (xxi) economic and other factors over which the Company has no control, including changes in inflation and consumer confidence; (xxii) acts of God or terrorism which impact the Company’s personnel or facilities; and (xxiii) other factors described in the “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K, which you are encouraged to read carefully. Many of these factors are outside the control and knowledge of the Company and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon the Company’s forward-looking information and to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policy, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $894,000 decrease in the fair value of the Company’s available-for-sale securities as of March 31, 2008, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), pursuant to Rule13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such time.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Equity Securities
     The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2008, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

			(c)	(d)
			Total Number	Dollar
			of Shares	Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)

1/01/08 — 1/31/08	0	NA	NA	NA
2/01/08 — 2/29/08	0	NA	NA	NA
3/01/08 — 3/31/08	67,390	$40.50	64,200	$32,398,599

Total	67,390	$40.50	64,200	$32,398,599

(1)	The purchases in this column included shares repurchased as part of our publicly announced program and in addition include 3,190 shares that were repurchased by the Company to satisfy tax withholding obligations in connection with so-called “stock swap exercises” related to the vesting of restricted stock awards.

(2)	On November 15, 2007, our Board of Directors announced the authorization of the repurchase of $35 million of its outstanding common stock. As of March 31, 2008, we have repurchased 64,200 shares at an average price of $40.52 per share. Under the current authorization the Company has $32.4 million available for authorized share repurchases as of March 31, 2008, and such authorization has no expiration date.
Item 3. Defaults Upon Senior Securities.
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     The information disclosed under Part II Item 4 of the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007 is incorporated herein by reference.
Item 5. Other Information.
     Not Applicable.

Item 6. Exhibits.

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837

3.2	Restated Bylaws — incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, SEC File No. 0-23837

10.1	Real Estate Purchase Agreement between Brookwood Pharmaceuticals, Inc., and Belk, Inc., dated March 11, 2008**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

**	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurModics, Inc.
Date: May 9, 2008	By:	/s/ Philip D. Ankeny
Philip D. Ankeny
Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended March 31, 2008
SURMODICS, INC.

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837

3.2	Restated Bylaws — incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, SEC File No. 0-23837

10.1	Real Estate Purchase Agreement between Brookwood Pharmaceuticals, Inc., and Belk, Inc., dated March 11, 2008**

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

**	Filed herewith.