Form 10-Q
period 2008-06-30
SURMODICS INC
filed 2008-08-11
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☐  No ☑
The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of July 31, 2008 was 18,073,323.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SurModics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	September 30,
(In thousands, except share and per share data)	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$13,658	$13,812
Short-term investments	10,612	12,496
Accounts receivable, net of allowance for doubtful accounts of $40 as of June 30, 2008 and September 30, 2007	24,736	16,138
Inventories	2,973	2,497
Deferred tax asset	1,127	1,116
Income taxes receivable	509	—
Prepaids and other	1,290	1,836

Total current assets	54,905	47,895

Property and equipment, net	34,461	19,738
Restricted cash	1,640	—
Long-term investments	45,748	43,917
Deferred tax asset	12,820	5,908
Intangible assets, net	16,402	18,399
Goodwill	18,053	15,686
Other assets	11,224	19,788

Total assets	$195,253	$171,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,330	$2,541
Accrued liabilities	4,650	4,187
Accrued income taxes payable	—	6,227
Deferred revenue	6,025	5,586
Other current liabilities	278	1,311

Total current liabilities	13,283	19,852
Deferred revenue, less current portion	33,251	20,305
Other long-term liabilities	3,281	252

Total liabilities	49,815	40,409

Stockholders’ Equity
Series A preferred stock— $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock— $.05 par value, 45,000,000 shares authorized; 18,197,179 and 18,164,980 shares issued and outstanding	910	909
Additional paid-in capital	78,853	76,670
Accumulated other comprehensive (loss) income	(1,577)	1,723
Retained earnings	67,252	51,620

Total stockholders’ equity	145,438	130,922

Total liabilities and stockholders’ equity	$195,253	$171,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Revenue
Royalties and license fees	$13,587	$13,416	$40,574	$39,664
Product sales	4,447	2,947	14,354	9,054
Research and development	6,242	1,399	18,884	3,147

Total revenue	24,276	17,762	73,812	51,865

Operating costs and expenses
Product costs	1,773	1,217	5,902	3,396
Research and development	10,511	6,200	30,415	17,124
Selling, general and administrative	4,808	2,827	15,559	7,633

Total operating costs and expenses	17,092	10,244	51,876	28,153

Income from operations	7,184	7,518	21,936	23,712

Other income
Investment income	677	1,211	2,681	3,731
Other income (loss)	(51)	(10)	849	(29)

Other income	626	1,201	3,530	3,702

Income before income taxes	7,810	8,719	25,466	27,414
Income tax provision	(3,010)	(3,132)	(9,913)	(10,161)

Net income	$4,800	$5,587	$15,553	$17,253

Basic net income per share	$0.27	$0.31	$0.86	$0.95
Diluted net income per share	$0.26	$0.31	$0.85	$0.95
Weighted average shares outstanding
Basic	18,073	17,815	18,058	18,116
Dilutive effect of outstanding stock options	249	153	315	133

Diluted	18,322	17,968	18,373	18,249
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	June 30,
(In thousands)	2008	2007
Operating Activities:
Net income	$15,553	$17,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,501	2,923
(Gain) loss on equity method investments and sales of investments	(807)	29
Amortization of premium (discount) on investments	36	(1,354)
Stock-based compensation	7,181	5,035
Deferred taxes	(4,339)	(106)
Excess tax benefits from exercise of stock options	(936)	—
Loss on disposals of property and equipment	65	370
Change in operating assets and liabilities:
Accounts receivable	(8,598)	4,033
Inventories	(476)	(307)
Accounts payable and accrued liabilities	(369)	(701)
Income taxes	(3,945)	(2,393)
Deferred revenue	13,151	(683)
Prepaids and other	1,583	(502)

Net cash provided by operating activities	22,600	23,597

Investing Activities:
Purchases of property and equipment	(16,849)	(2,018)
Purchases of available-for-sale investments	(13,601)	(131,971)
Sales/maturities of available-for-sale investments	21,459	146,208
Purchases of held-to-maturity investments	(6,485)	—
Business acquisitions	(2,996)	—
Purchase of licenses and patents	(1,225)	(1,224)
Investment in other strategic assets	(2,513)	(2,147)
Collection of notes receivable	5,870	395
Cash restricted for land purchase	(1,640)	—
Other investing activities	(229)	—

Net cash (used in) provided by investing activities	(18,209)	9,243

Financing Activities:
Excess tax benefits from exercise of stock options	936	—
Issuance of common stock	2,955	2,399
Repurchase of common stock	(6,717)	(35,030)
Purchase of common stock to fund employee taxes	(1,495)	—
Repayment of notes payable	(224)	—

Net cash used in financing activities	(4,545)	(32,631)

Net change in cash and cash equivalents:	(154)	209
Cash and cash equivalents
Beginning of period	13,812	3,751

End of period	$13,658	$3,960

Supplemental Information:
Cash paid for income taxes	$18,093	$12,606
Noncash transaction — acquisition of property, plant, and equipment on account	$469	$330
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Period Ended June 30, 2008
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three-month and nine-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire 2008 fiscal year.
     In July 2007, the Company acquired Brookwood Pharmaceuticals, Inc. (“Brookwood”), from Southern Research Institute, for $40 million in cash at closing and up to an additional $22 million in cash upon the successful achievement of specified milestones. In the second quarter of fiscal 2008, a milestone was achieved and $2 million of additional purchase price was recorded as an increase to goodwill with payment of the liability made in the third quarter. Brookwood specializes in proprietary injectable microparticles and implants to provide sustained delivery of drugs being developed by leading pharmaceutical, biotechnology and medical device clients. This acquisition is helping the Company broaden its technology offerings to customers, diversifying the range of markets in which the Company participates, expanding the Company’s customer base, and enhancing the pipeline of potential revenue generating opportunities.
     In August 2007, the Company acquired BioFX Laboratories, Inc. (“BioFX”), a leading provider of substrates to the in vitro diagnostics industry, for $11.3 million in cash at closing and up to an additional $11.4 million in cash upon the successful achievement of specified revenue targets. In the first quarter of fiscal 2008, a milestone was achieved and $1.1 million of additional purchase price was recorded as an increase to goodwill with payment of the liability made in the third quarter. BioFX is a leading manufacturer of substrates, a critical component of diagnostic test kits used to detect and signal that a certain chemical reaction has taken place. The acquisition of BioFX is broadening the Company’s product portfolio in the in vitro diagnostics market.
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
     No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.
(3) Inventories
     Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components (in thousands) :

	June 30,	September 30,
	2008	2007
Raw materials	$1,363	$1,241
Finished products	1,610	1,256

Total	$2,973	$2,497

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
(5) Other Assets
     Other assets consist principally of strategic investments. The Company accounts for its strategic investments under the cost method, except for its investments in Paragon Intellectual Properties, LLC (“Paragon”), Paragon’s subsidiary, Apollo Therapeutics, LLC, and Brookwood’s investment in Aeon Biosience, Inc. (included in the “Other” category in the table below), which are accounted for under the equity method. In addition, the investment in OctoPlus is accounted for as an available-for-sale investment, which is reported at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Other assets consisted of the following (in thousands):

	June 30,	September 30,
	2008	2007
Investment in OctoPlus	$3,421	$8,762
Long-term portion of note receivable	—	5,158
Investment in Paragon and subsidiary	5,626	3,632
Investment in ThermopeutiX	1,185	1,185
Investment in Novocell	559	559
Other	433	492

Total other assets	$11,224	$19,788

     The Company recognized revenue of $510,000 and $210,000 for the three-month periods ended June 30, 2008 and 2007, respectively, and recognized revenue of $3.0 million and $335,000 for the nine-month periods ended June 30, 2008 and 2007, respectively, from activity with companies in which it had a strategic investment.
     In September 2005, the Company entered into an agreement to sell a contract manufacturing facility and 27 acres of land located in Bloomington, Minnesota. The terms of the sale agreement included a $100,000 cash down payment and a note receivable of $6.9 million, which was collateralized by the property. The terms of the note called for monthly installment payments of principal and interest at 6% with the remaining amount due and payable in September 2010. On January 14, 2008, the outstanding balance (including principal and accrued interest) of $5.8 million was repaid to the Company in its entirety.

(6) Intangible Assets
     Intangible assets consist principally of acquired patents and technology, customer relationships, licenses, and trademarks. The Company recorded amortization expense related to intangible assets of $742,000, and $443,000 for the three months ended June 30, 2008 and 2007, respectively. The Company recorded amortization expense related to intangible assets of $2,223,000, and $1,337,000 for the nine months ended June 30, 2008 and 2007, respectively.
     In September 2004, the Company made a commitment to purchase for $7.0 million certain additional sublicense rights and the accompanying future royalty revenue streams under certain sublicenses through an amendment to the Company’s diagnostic format patent license with Abbott Laboratories. Prior to such amendment, the Company was receiving only a portion of the royalties under such sublicenses. The first $5.0 million installment was paid in fiscal 2005, and an additional $1.0 million installment was paid in fiscal 2007. The remaining $1.0 million installment was paid in the third quarter of fiscal 2008.
     Intangible assets consisted of the following (in thousands):

	Useful life	June 30,	September 30,
	(in years)	2008	2007
Customer lists	9-11	$7,340	$7,340
Abbott license	4	7,037	7,037
Core technology	8-18	6,930	6,933
Patents and other	7-20	2,217	1,988
Trademarks		580	580
Less accumulated amortization of intangible assets		(7,702)	(5,479)

Intangible assets, net		$16,402	$18,399

     Based on the intangible assets in service as of June 30, 2008, estimated amortization expense for each of the next five years ending June 30 is as follows (in thousands):

2009	$2,134
2010	1,299
2011	1,299
2012	1,299
2013	1,299
(7) Stock-based Compensation
     The Company’s stock-based compensation expenses were as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Product costs	$44	$27	$131	$79
Research and development	867	1,322	2,743	2,729
Selling, general and administrative	919	816	4,307	2,227

Total	$1,830	$2,165	$7,181	$5,035

     As of June 30, 2008, approximately $16.7 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.1 years.

Stock Option Plans
     The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share Based Payment (“SFAS 123(R)”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values, over the requisite service period.
     The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average per-share fair values of options granted during the three-month periods ended June 30, 2008 and 2007 were $13.72 and $16.41, respectively. The weighted average per-share fair values of options granted during the nine-month periods ended June 30, 2008 and 2007 were $18.46 and $16.55, respectively. The assumptions used as inputs in the model were as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Risk-free interest rates	2.9%	4.6%	3.2%	4.6%
Expected life (years)	4.1	5.0	5.1	5.7
Expected volatility	33.9%	40.9%	39.7%	48.7%
Dividend yield	0%	0%	0%	0%
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
     The Company’s Incentive Stock Options (“ISO”) are granted at an exercise price of at least 100% of the fair market value of the common stock of the Company (“Common Stock”) on the date of the grant or 110% with respect to optionees who own more than 10% of the total combined voting power of all classes of stock. ISO’s expire in seven years or upon termination of employment and are exercisable at a rate of 20% per year commencing one year after the date of grant. Nonqualified stock options (“NQSO”) are granted at fair market value on the date of grant. NQSO’s expire in 7 to 10 years or upon termination of employment or service as a Board member. Board member options are 20% immediately vested with the remainder exercisable at rates of 20% per year commencing one year after date of grant. Employee options are exercisable at rates of 20% per year from the date of grant, or ranging from 20% to 33% per year commencing one year after the date of grant depending on the particular award granted.
Restricted Stock Awards
     The Company has entered into restricted stock agreements with certain key employees, covering the issuance of Common Stock (“Restricted Stock”). Under SFAS No.123(R), these shares are considered to be non-vested shares. The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. The stock-based compensation table above includes Restricted Stock expenses of $474,000 and $1,680,000 for the three-month and nine-month periods ended June 30, 2008, respectively, and $292,000 and $848,000 for the three-month and nine-month periods ended June 30, 2007, respectively.
Performance Share Awards
     The Company has entered into performance share agreements with certain key employees, covering the issuance of Common Stock (“Performance Shares”). The Performance Shares vest upon the achievement of certain performance objectives, which must be achieved during the performance period. Compensation is recognized in each period based on management’s best estimate of the achievement level of the grants’ specified performance objectives and the resulting vesting amounts. For the three-month and nine-month periods ended June 30, 2008, the Company recognized $867,000 and $1,175,000 and associated with the fair value of performance share awards vested or expected to vest, respectively. For the three-month and nine-month periods ended June 30, 2007, the Company recognized $667,000 and $805,000 of stock-based compensation expense related to these awards, respectively. The stock-based compensation table above includes the Performance Share expenses.

1999 Employee Stock Purchase Plan
     Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 200,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld to purchase the Company’s common stock at purchase prices that are 85% of the average closing price as defined in the Stock Purchase Plan. As of June 30, 2008 and 2007, there were $211,000 and $184,000 of employee contributions, respectively, included in accrued liabilities in the accompanying condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for three-month periods ended June 30, 2008 and 2007 totaled $58,000 and $38,000, respectively. Stock compensation expense recognized related to the Stock Purchase Plan for the nine-month periods ended June 30, 2008 and 2007 totaled $141,000 and $118,000, respectively. The stock-based compensation table above includes the Stock Purchase Plan expenses.
(8) Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$4,800	$5,587	$15,553	$17,253
Other comprehensive income:
Unrealized holding (losses) gains on available-for-sale securities arising during the period, net of tax	(1,575)	(173)	(2,457)	2,668
Adjustment for realized (gains) losses included in net income, net of tax	(39)	6	(843)	18

Comprehensive income	$3,186	$5,420	$12,253	$19,939

(9) Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, on October 1, 2007. Upon adoption of FIN 48, the Company recorded a net $79,000 benefit related to taxes, which was recorded as an increase to the October 1, 2007 beginning retained earnings balance. As of the adoption date, the Company has gross unrecognized tax benefits of $1.1 million and if recognized, this total amount would impact the effective tax rate. At adoption, the Company classified $160,000 of the gross unrecognized tax benefits as a current liability, reflecting the amount the Company expects to pay during the next twelve months in connection with certain amended tax returns filed by the Company. As of June 30, 2008 the current liability has been reduced to zero. The remaining liability for unrecognized tax benefits has been classified as non-current, as no payments are expected to be made in the next twelve months. The Company does not anticipate any other significant increases or decreases in unrecognized tax benefits within twelve months of adoption of FIN 48. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of October 1, 2007, a gross balance of $445,000 of interest and penalties had been accrued related to the unrecognized tax benefits balance. There have been no material changes to this amount as of June 30, 2008.
     The Company files tax returns, including returns for its subsidiaries, in the United States federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. As of the date of the adoption, U.S. tax returns for fiscal years ended September 30, 2005, 2006, and 2007 remained subject to examination by federal tax authorities. Tax returns for state and local jurisdictions for fiscal years ended September 30, 2003 through 2007 remain subject to examination by state and local tax authorities.
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
     Each operating segment has similar economic characteristics, technology, manufacturing processes, customers, regulatory environments, and shared infrastructures. The Company manages its expenses on a company-wide basis, as many costs and activities are shared among the business units. The focus of the business units is providing solutions to customers and maximizing financial performance over the long term. The accounting policies for segment reporting are the same as for the Company as a whole. The table below presents revenue from the three operating segments for the three-month and nine-month periods in fiscal 2008 and 2007, respectively (in thousands ):

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating segment:
Drug Delivery	$10,674	$5,772	$33,397	$18,607
Hydrophilic and Other	7,899	6,897	23,714	18,720
In Vitro	5,703	5,093	16,701	14,538

Total revenue	$24,276	$17,762	$73,812	$51,865

(11) Share Repurchases
     In November 2007, the Company’s Board of Directors authorized the repurchase of $35.0 million of the Company’s common stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date. During the three months ended June 30, 2008, the Company repurchased 93,300 shares for $4.1 million at an average price of $44.09 per share. During the nine months ended June 30, 2008, the Company repurchased 157,500 shares for $6.7 million at an average price of $42.63 per share under this plan. As of June 30, 2008, $28.3 million remains authorized and available for future purchases under the repurchase program. The Company repurchased a total of 1,007,752 shares for $35 million at an average price of $34.76 per share under a September 2006 authorized program in the nine months ended June 30, 2007.
(12) Commitments and Contingencies
     Litigation. From time to time, the Company may become involved in various legal actions involving its business, products and technologies, including intellectual property and employment disputes. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, which, if granted, could require significant expenditures or result in lost revenues. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded.
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

     Under Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) Revenue Arrangements with Multiple Deliverables, we are amortizing the $20 million license fee we received upon signing the agreement in June 2007, over the economic life of the technology we licensed to Merck, or 16 years. This accounting treatment, and the resulting amortization, also applies to currently earned and future license fees and milestone payments. We have earned through the nine-month period ended June 30, 2008 milestone payments of $11 million that have been deferred and are being amortized over the remaining economic life of the licensed technology. The commercial R&D fees that we are paid by Merck have totaled $5.6 million through the nine-month period ended June 30, 2008, and are also deferred and amortized over the same economic life. However, all of the costs of the R&D work we perform for Merck are expensed in the period performed. In addition, we recognize billings to Merck for reimbursed out-of-pocket expenses in the period incurred; accordingly such amounts are not deferred. As of June 30, 2008, the deferred revenue balance related to the Merck Agreement was $34.6 million with a substantial increase of approximately $9.8 million since March 31, 2008, as a significant milestone was achieved in the third quarter.
     In July 2007, we acquired Brookwood Pharmaceuticals, Inc. (“Brookwood”), from Southern Research Institute, for $40 million in cash at closing and up to an additional $22 million in cash upon the successful achievement of specified milestones. In the second quarter of fiscal 2008, a milestone was achieved and $2 million of additional purchase price was recorded as an increase to goodwill. Brookwood specializes in proprietary injectable microparticles and implants to provide sustained delivery of drugs being developed by leading pharmaceutical, biotechnology and medical device clients as well as emerging companies. This acquisition is expected to help us broaden our technology offerings to our customers, diversify the range of markets in which we participate, expand our customer base, and enhance our pipeline of potential revenue generating opportunities.
     In August 2007, we acquired BioFX Laboratories, Inc. (“BioFX”), a provider of substrates to the in vitro diagnostics industry, for $11.3 million in cash at closing and up to an additional $11.4 million in cash upon the successful achievement of specified revenue targets. In the first quarter of fiscal 2008, a milestone was achieved and $1.1 million of additional purchase price was recorded as an increase to goodwill. BioFX is a leading manufacturer of substrates, a critical component of diagnostic test kits used to detect and signal that a certain reaction has taken place. We expect our acquisition of BioFX to broaden our product portfolio in the in vitro diagnostics market.
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

Results of Operations

	Three Months Ended
	June 30,
(Dollars in thousands)	2008	2007	$ Increase	% Increase
Revenue:
Drug Delivery	$10,674	$5,772	$4,902	85%
Hydrophilic and Other	7,899	6,897	1,002	15%
In Vitro	5,703	5,093	610	12%

Total revenue	$24,276	$17,762	$6,514	37%

     Revenue. Third quarter revenue was $24.3 million, an increase of $6.5 million or 37%, compared with the third quarter of fiscal 2007. Revenue included $4.7 million from the acquisition of Brookwood and $1.1 million from the acquisition of BioFX, which were completed in the fourth quarter of fiscal 2007. All three operating segments generated revenue growth, as detailed in the table above and further explained in the narrative below.
     Drug Delivery. Revenue in the Drug Delivery segment was $10.7 million in the third quarter of fiscal 2008, an 85% increase compared with $5.8 million in the prior-year period. The increase in total revenue reflects a significant increase in research and development revenue from drug delivery and ophthalmology customers. Our Brookwood business unit generated $4.7 million of revenue in the third quarter, whereas prior period results do not include any revenue from Brookwood. Excluding the contribution from Brookwood, Drug Delivery revenue increased 5% compared with the prior-year period.
     Drug Delivery derives a substantial amount of revenue from royalties and license fees and product sales attributable to Cordis Corporation, a Johnson & Johnson company, on its CYPHER® Sirolimus-eluting coronary stent. The CYPHER® stent incorporates a proprietary SurModics polymer coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in the coronary arteries.
     Drug Delivery royalties and license fees increased 8%, as increased royalties and license fees from ophthalmology and drug delivery customers (other than Cordis) offset a 12% decrease in royalty revenue from Cordis as a result of lower CYPHER® sales.
     The CYPHER® stent, from which we derive a substantial amount of our Drug Delivery revenue, faces continuing competition from Boston Scientific Corporation’s Taxus® drug-eluting stent and Medtronic’s Endeavor® drug-eluting stent, which are sold domestically and internationally, and stents from Abbott Vascular and others sold outside the U.S. In addition, a drug-eluting stent from Abbott, and a similar stent from Boston Scientific Corporation, received approval in the U.S. in July 2008. These stents compete or will compete directly with the CYPHER® stent. The Company also receives a royalty on the Medtronic Endeavor® drug-eluting stent, but the associated royalty revenue is reflected in the Hydrophilic and Other segment. In addition to competition among the various players, the total size of the drug-eluting stent market has decreased significantly in the past two years as a result of concerns about product safety, mostly related to potential clotting associated with stents. Therefore, future royalty and reagent sales revenue could decrease due to lower CYPHER® stent sales as a result of the overall market contraction and the ongoing and expected future competition. We anticipate that quarterly royalty revenue from the CYPHER® stent may be volatile throughout fiscal 2008 and beyond as the various marketers of drug-eluting stents continue competing in the marketplace and as others enter the marketplace. Management expects royalties from the CYPHER® stent to continue to constitute a substantial portion of our revenue in fiscal 2008. However, whether and the extent to which royalties from the CYPHER® stent continue to constitute a significant source of revenue is subject to a number of risks, including intellectual property litigation generally, and specifically the damages, settlements and mutual agreements that may result from various infringement suits between the major competitors in this marketplace.
     The inclusion of revenue from our Brookwood business unit in Drug Delivery is also impacting the overall revenue and revenue mix in fiscal 2008, as a substantial majority of Brookwood revenue is comprised of research and development fees.
     Hydrophilic and Other. Hydrophilic and Other revenue was $7.9 million in the third quarter of fiscal 2008, an increase of 15% compared with $6.9 million in the prior-year period, primarily as a result of 8% growth in royalties and license fees and 68% growth in research and development fees. In contrast to our Drug Delivery segment, where a significant percentage of revenue is attributable to Cordis, there are several dozen licensees and an even larger number of coated products generating royalties in this segment. We believe that revenue will likely continue to increase for the remainder of fiscal 2008; however, the rate of growth will depend upon the timing and market success of our customers’ newly released products, as well as the sales of existing products.
     In Vitro. Revenue in the In Vitro segment was $5.7 million in the third quarter of 2008, an increase of 12% compared with $5.1 million in the prior-year period. The increase was attributable to increased product sales, principally as a result of the addition of $1.1 million of BioFX products sold during the quarter. The increase was partially offset by a decrease in royalties and license fees. Prior-year results do not include sales of BioFX products, because the acquisition of BioFX was completed in the fourth quarter of fiscal 2007. We anticipate continued growth in product sales for the remainder of fiscal 2008 primarily due to the addition of BioFX products, but the rate of growth will depend on the success of certain product launches. Royalties and license fees likely will not increase. In Vitro derives a significant percentage of its revenue from GE Healthcare and Abbott Laboratories. Royalty revenue generated under our diagnostic format patent license agreement with Abbott Laboratories (the “Abbott Agreement”) is expected to cease following the expiration of the licensed patents in December 2008. Consistent with our revenue recognition practices, royalty revenue is recognized as licensees report it to us, which typically occurs on a quarter lag basis. Accordingly, we expect royalties generated under the Abbott Agreement to extend into the second quarter of fiscal 2009.
     Product costs. Product costs were $1.8 million in the third quarter of fiscal 2008, compared with $1.2 million in the prior-year period. The $0.6 million increase in product costs reflects principally the addition of product sales from BioFX and Brookwood and to a lesser extent a changing product mix. Overall product margins averaged 60%, compared with 59% reported last year. We anticipate that product margins will continue to be slightly higher to flat on a year-over-year basis throughout the remainder of fiscal 2008 when compared to prior-year results, principally as a result of product sales mix.
     Research and development expenses. Research and development expenses were $10.5 million for the third quarter, an increase of 70% compared with $6.2 million in the prior-year period. The increase principally reflects the addition of Brookwood and BioFX to our operations, which together incurred total research and development expenses of $3.7 million in the quarter. In addition, compensation expenses have increased as we have added personnel to support customer projects and internal development projects. Our research and development headcount increased by 14 employees compared with June 30, 2007, not including the addition of 58 research and development employees related to our Brookwood and BioFX acquisitions. Also contributing to the increase were higher costs related to our internal development projects, and $0.5 million of out-of-pocket expenses in connection with our Merck projects, for which we are reimbursed. Research and development expenses are expected to continue to increase for the remainder of fiscal 2008, reflecting the addition of Brookwood and BioFX to our operations, and our continued expansion of the research and development organization. Research and development expenses for our Brookwood business unit, in particular, are a higher percentage of that unit’s total revenues than for our other business units.
     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $4.8 million for the three-month period ended June 30, 2008, an increase of $2.0 million compared with the prior-year period. The increase principally reflects the addition of Brookwood and BioFX to our operations, which comprised $1.2 million of SG&A expenses, stock-based compensation expense of $0.9 million and patent-related legal expenses. We expect SG&A expenses to remain approximately at current levels for the remainder of fiscal 2008, reflecting the addition of Brookwood and BioFX to our operations.
     Other income, net. Other income was $0.6 million in the third quarter of fiscal 2008 compared to $1.2 million in the prior-year period. Income from investments was $0.7 million, compared with $1.2 million in the prior-year period. The decrease principally reflects lower investment balances and lower yields from our investment portfolio.
     Income tax expense. The income tax provision was $3.0 million in the third quarter of fiscal 2008, compared with $3.1 million in the prior-year period. The effective tax rate was 38.5%, compared with 35.9% in the prior-year period. This increase is primarily attributable to tax reserve increases for state tax contingencies. There was a release of certain tax reserves related to expiring statutes of limitations in the third quarter of fiscal 2007 which reduced the effective tax rate.

	Nine Months Ended
	June 30,
(Dollars in thousands)	2008	2007	$ Increase	% Increase
Revenue:
Drug Delivery	$33,397	$18,607	$14,790	79%
Hydrophilic and Other	23,714	18,720	4,994	27%
In Vitro	16,701	14,538	2,163	15%

Total revenue	$73,812	$51,865	$21,947	42%

     Revenue. Total revenue was $73.8 million for the first nine months of fiscal 2008, an increase of $21.9 million or 42%, compared with the same period of fiscal 2007. Revenue included $17.5 million from the acquisitions of Brookwood and BioFX businesses, which were completed in the fourth quarter of fiscal 2007. All three operating segments generated revenue growth, as detailed in the table above and further explained in the narrative below.
     Drug Delivery. Drug Delivery revenue increased 79% to $33.4 million for the first nine months of fiscal 2008 compared with $18.6 million for the same period last year. The increase in total revenue reflects a significant increase in research and development revenue from drug delivery and ophthalmology customers, offset partially by lower royalties and license fees. Our Brookwood business unit generated $14.2 million of revenue in the first nine months of fiscal 2008. Prior-period results do not include any revenue from Brookwood, as the acquisition was completed in the fourth quarter of 2007. The decrease in Drug Delivery royalties and license fees principally reflects decreased royalty revenue from Cordis as a result of lower CYPHER® sales. Substantially offsetting the decrease attributable to CYPHER® was an increase in royalties and license fees from other drug delivery and ophthalmology customers, including Merck.
     Hydrophilic and Other. Hydrophilic and Other revenue increased 27% to $23.7 million compared with $18.7 million for the same period last year. The growth was driven principally by increased royalties and license fees as the company continues to grow its licensed customer base.
     In Vitro. In Vitro revenue increased 15% to $16.7 million compared with $14.5 million for the same period last year. The increase was attributable to increased product sales, mostly as a result of the addition of $3.3 million of BioFX products sold during the period. The increase was partially offset by a decrease in royalties and license fees. Prior-period results do not include sales of BioFX products, because the acquisition of BioFX was completed in the fourth quarter of fiscal 2007. In Vitro segment royalties and license fees decreased in part because the prior-year results included a settlement related to past due royalties; there was no such settlement in the first nine months of fiscal 2008.
     Product costs. Product costs were $5.9 million for the nine months ended June 30, 2008, a 74% increase from $3.4 million for the same period last year. Overall product margins averaged 59% compared with 62% for the comparable period last year. The margin decrease was primarily attributable to a changing mix of product sales.
     Research and development expenses. Research and development expenses were $30.4 million for the first nine months of fiscal 2008, an increase of 78% compared with $17.1 million for the same period of fiscal 2007. The increase principally reflects the addition of Brookwood and BioFX to our operations, which together had total research and development expenses of $10.2 million in the first nine months of fiscal 2008. In addition, compensation expenses have increased as we have added personnel to support customer projects and internal development projects. Our research and development headcount has increased by nine compared with September 30, 2007, not including the addition of 58 research and development employees from our Brookwood and BioFX acquisitions. We have also incurred higher costs related to our internal development projects, and $1.4 million of out-of-pocket expenses were incurred in connection with our Merck projects, for which we are reimbursed.
     Selling, general and administrative expenses. SG&A expenses were $15.6 million for the first nine months of fiscal 2008, an increase of $8.0 million compared with the prior-year period. The increase principally reflects the addition of Brookwood and BioFX to our operations, as they incurred $3.4 million of SG&A expenses. Our stock-based compensation expenses were $2.1 million higher for the first nine months of fiscal 2008 principally associated with second quarter transitions of our Board of Directors and higher third quarter stock based compensation.

     Other income, net. Other income was $3.5 million for the first nine months of fiscal 2008 compared with $3.7 million in the same period of fiscal 2007. Income from investments was $2.7 million, compared with $3.7 million in the prior-year period. The decrease principally reflects lower investment balances and lower yields generated by our investment portfolio. Partially offsetting the decrease in investment income was $0.8 million in other income.
     Income tax expense. The income tax provision was $9.9 million for the first nine months of fiscal 2008, compared with $10.2 million for the same period in fiscal 2007. The effective tax rate for the first nine months of fiscal 2008 was 38.9%, compared with 37.1% for the same period last year. The increase in the effective tax rate principally reflects an increase in state tax contingency reserves in fiscal 2008 and a release of federal tax reserves in fiscal 2007.
Liquidity and Capital Resources
     As of June 30, 2008, the Company had working capital of $41.6 million, of which $24.3 million consisted of cash, cash equivalents and short-term investments. Working capital increased $13.6 million from the September 30, 2007 level driven principally by cash flow from operations and the collection of $5.9 million of notes receivable. Our cash, cash equivalents and short-term and long-term investments totaled $70.0 million at June 30, 2008, a slight decrease of $0.2 million from $70.2 million as of September 30, 2007. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company’s policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while meeting or exceeding a benchmark (Merrill Lynch 1-3 Year Government-Corporate Index) total rate of return. Management plans to continue to direct its investment advisors to manage the Company’s investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its investments.
     We had cash flows from operating activities of approximately $22.6 million in the nine-months ended June 30, 2008, compared with $23.6 million for the nine-months ended June 30, 2007. The decrease compared with prior-year results primarily reflects increased current-year income tax payments and accounts receivable balances increasing, rather than being a source of cash, as accounts receivable was in the prior-year period. In June 2008, we recorded a receivable of $9.0 million associated with achievement of a milestone event under the Merck Agreement, which was paid in July 2008.
     In November 2007, our Board of Directors authorized the repurchase of up to $35 million of the Company’s common stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date. During the nine-months ended June 30, 2008, we purchased 157,500 shares of common stock for $6.7 million at an average price of $42.63 per share. Under the current authorization, the Company has $28.3 million remaining available for authorized share repurchases as of June 30, 2008.
     As of June 30, 2008, we had approximately $236,000 of debt outstanding in connection with our Brookwood subsidiary. We do not have any material credit agreements established at this time, and we believe that our existing capital resources will be adequate to fund our operations and material commitments into the foreseeable future. Nevertheless, we may enter into credit arrangements from time to time when we consider market conditions to be favorable. Our remaining anticipated liquidity needs for fiscal 2008 include but are not limited to the following: capital expenditures related to the recently acquired Alabama facility in the range of $1 million to $6 million and related to our Minnesota facilities in the range of $4 million to $6 million; and any amounts associated with the repurchase of common stock under the authorization discussed above.
     As of June 30, 2008, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.
Forward-Looking Statements
     Certain statements contained in this report and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar words or expressions. Any statement that is not an historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. The Company’s forward-looking statements generally relate to its growth strategy, expected financial results, product development programs, the impact of the Merck Agreement, sales efforts, the impact of acquisitions, sufficiency of capital resources, and the impact of the Cordis agreement and other significant customer agreements. You should carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement.
     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others: (i) the Company’s significant dependence upon Cordis, which causes our financial results and stock price to be subject to factors affecting Cordis and its Cypher stent program, including among others, the rate of market penetration by Cordis, the timing of market introduction of competing products, product safety or efficacy concerns and intellectual property litigation between the major competitors in the drug-eluting stent marketplace; (ii) frequent intellectual property litigation in the medical device industry that may directly or indirectly adversely affect our customers’ ability to market their products incorporating our technologies; (iii) failure to obtain intellectual property rights protecting our proprietary technologies, or the expiration or loss of such rights, could have a material adverse effect on our business, financial condition and results of operations; (iv) healthcare reform efforts and reimbursement rates for medical device products that may adversely affect our customers’ ability to cost effectively market and sell devices incorporating our technologies; (v) the Company’s ability to attract new licensees and to enter into agreements for additional product applications with existing licensees, the willingness of potential licensees to sign license agreements under the terms offered by the Company, and the Company’s ability to maintain satisfactory relationships with its licensees; (vi) the Company’s ability to increase the number of market segments and applications that use its coating technologies through its sales and marketing and research and development efforts; (vii) the Company’s ability to facilitate through strategic investment and research and development support the creation of new medical device market segments and applications that incorporate its coating technologies; (viii) market acceptance of products sold by customers incorporating our technologies and the timing of new product introductions by licensees; (ix) market acceptance of products sold by customers’ competitors and the timing and pricing of new product introductions by customers’ competitors; (x) the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances, which may result in lost market opportunities or postpone or preclude product commercialization by licensees; (xi) efficacy or safety concerns with respect to products marketed by us and our licensees, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; (xii) the ability to secure raw materials for reagents the Company sells; (xiii) the Company’s ability to manage successfully clinical trials and related foreign and domestic regulatory processes for the I-vation ™ sustained drug delivery system or other acquired products from InnoRx under development by the Company’s ophthalmology division, whether delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances postpone or preclude product commercialization of the intravitreal implant or other acquired products, and whether the intravitreal implant and any other acquired products remain viable commercial prospects; (xiv) product liability claims not covered by insurance; (xv) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (xvi) the trend of consolidation in the medical device industry, resulting in more significant, complex and long term contracts than in the past and potentially greater pricing pressures; (xvii) the Company’s ability to identify suitable businesses to acquire or with whom to form strategic relationships to expand its technology development and commercialization, its ability to successfully integrate the operations of companies it may acquire from time to time (including Brookwood Pharmaceuticals, Inc., and BioFX Laboratories, Inc.) and its ability to create synergies from acquisitions and other strategic relationships; (xviii) difficulties in bringing our facilities into compliance with good manufacturing practices or other applicable regulatory standards may adversely impact our ability to manufacture and supply products, or perform other services for our customers; (xix) the Company’s ability to successfully internally perform certain product development activities and governmental and regulatory compliance activities with respect to acquired technology, including InnoRx technology, which activities the Company has not previously undertaken in any significant manner; (xx) the Company’s ability to successfully perform and earn milestone payments related to contractual milestone criteria in general and specifically the license fees and development milestones in the Merck Agreement; (xxi) economic and other factors over which the Company has no control, including changes in inflation and consumer confidence; (xxii) acts of God or terrorism which impact the Company’s personnel or facilities; and (xxiii) other factors described in the “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K, which you are encouraged to read carefully. Many of these factors are outside the control and knowledge of the Company and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon the Company’s forward-looking information and to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policy, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $964,000 decrease in the fair value of the Company’s available-for-sale securities as of June 30, 2008, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     On June 18, 2008, all ongoing litigation and disputes involving the Company, the former stockholders of InnoRx, Inc., and Michael Cooney, M.D., were settled. The settlement, the terms of which are confidential, does not affect the Company’s interest in, or its ability to fully exploit, the technologies involved in the litigation and disputes. The settlement is reflected in, but did not have a material impact on, the Company’s June 30, 2008 financial statements.
     There have been no other material developments in the legal proceedings previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2007.
Item 1A. Risk Factors.
     There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2007 in response to Item 1A to Part I of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Equity Securities
     The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2008, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

			(c)	(d)
			Total Number	Dollar
			of Shares	Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)

4/01/08 — 4/30/08	1,700	$41.97	1,700	$32,327,249
5/01/08 — 5/31/08	992	$45.16	NA	$32,327,249
6/01/08 — 6/30/08	91,600	$44.13	91,600	$28,285,308

Total	94,292	$44.10	93,300	$28,285,308

(1)	The purchases in this column included shares repurchased as part of our publicly announced program and in addition include 992 shares that were repurchased by the Company to satisfy tax withholding obligations in connection with so-called “stock swap exercises” related to the vesting of restricted stock awards.

(2)	On November 15, 2007, our Board of Directors announced the authorization of the repurchase of $35 million of its outstanding common stock. As of June 30, 2008, we have repurchased 157,500 shares at an average price of $42.63 per share. Under the current authorization the Company has $28.3 million available for authorized share repurchases as of June 30, 2008, and such authorization has no expiration date.
Item 3. Defaults Upon Senior Securities.
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not Applicable.
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

SurModics, Inc.
Date: August 11, 2008	By:	/s/ Philip D. Ankeny
Philip D. Ankeny
Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended June 30, 2008
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