Form 10-Q
period 2008-12-31
SURMODICS INC
filed 2009-02-09
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of January 31, 2009 was 17,421,802.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SurModics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2008	2008
(In thousands, except share data)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,969	$15,376
Short-term investments	10,310	9,251
Accounts receivable, net of allowance for doubtful accounts of $101 and $135 as of December 31 and September 30, 2008, respectively	11,752	14,589
Inventories	2,693	2,651
Deferred tax asset	495	1,058
Prepaids and other	1,682	3,584

Total current assets	38,901	46,509

Property and equipment, net	45,938	41,897
Long-term investments	47,596	47,351
Deferred tax asset	1,854	11,099
Intangible assets , net	19,266	16,870
Goodwill	18,055	18,001
Other assets, net	8,791	9,301

Total assets	$180,401	$191,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities Accounts payable	$4,032	$3,466
Accrued liabilities	7,137	4,422
Accrued income taxes payable	4,339	—
Deferred revenue	1,136	4,335
Other current liabilities	1,028	303

Total current liabilities	17,672	12,526
Deferred revenue, less current portion	683	33,243
Other long-term liabilities	4,379	3,453

Total liabilities	22,734	49,222

Commitments and contingencies
Stockholders’ Equity
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 17,503,902 and 18,030,270 shares issued and outstanding	875	901
Additional paid-in capital	63,042	74,573
Accumulated other comprehensive income (loss)	226	(107)
Retained earnings	93,524	66,439

Total stockholders’ equity	157,667	141,806

Total liabilities and stockholders’ equity	$180,401	$191,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Condensed Consolidated Statements of Income

	Three Months Ended
	December 31,
	2008	2007
(In thousands, except per share data)	(unaudited)
Revenue
Royalties and license fees	$47,747	$13,178
Product sales	3,856	5,207
Research and development	11,6137	5,444

Total revenue	63,216	23,829

Operating costs and expenses Product	1,515	2,782
Research and development	9,353	8,727
Selling, general and administrative	4,683	4,749
Purchased in-process research and development	3,200	—
Restructuring charges	1,798	—

Total operating costs and expenses	20,549	16,258

Income from operations	42,667	7,571

Other income (loss)
Investment income, net	734	953
Other income (loss), net	(149)	767

Other income, net	585	1,720

Income before income taxes	43,252	9,291
Income tax provision	(16,167)	(3,645)

Net income	$27,085	$5,646

Basic net income per share	$1.53	$0.31
Diluted net income per share	$1.53	$0.31

Weighted average shares outstanding
Basic	17,683	18,015
Dilutive effect of outstanding stock options	64	413

Diluted	17,7472	18,428
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	December 31,
	2008	2007
(In thousands)	(unaudited)
Operating Activities
Net income	$27,085	$5,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,674	1,488
(Gain) loss on equity method investments and sales of investments	201	(767)
Amortization of premium on investments	35	—
Stock-based compensation	1,911	1,953
Purchased in-process research and development	3,200	—
Restructuring charges	1,798	—
Deferred tax	9,597	607
Tax benefit from exercise of stock options	258	(502)
Change in operating assets and liabilities:
Accounts receivable	2,837	89
Inventories	(42)	93
Accounts payable and accrued liabilities	(1,607)	(1,731)
Income taxes	6,438	(3,275)
Deferred revenue	(35,759)	824
Prepaids and other	(213)	(10)

Net cash provided by operating activities	17,413	4,415

Investing Activities
Purchases of property and equipment	(4,284)	(1,189)
Purchases of available-for-sale investments	(9,080)	(4,689)
Sales/maturities of available-for-sale investments	8,522	5,005
Business acquisition	(3,352)	—
Cash restricted for land purchase	—	(1,617)
Other investing activities	(8)	(146)

Net cash used in investing activities	(8,202)	(2,636)

Financing Activities
Tax benefit from exercise of stock options	(258)	502
Issuance of common stock	2	335
Purchase of common stock to pay employee taxes	(375)	(1,207)
Repurchase of common stock	(11,751)	—
Repayment of notes payable	(236)	(223)

Net cash used in financing activities	(12,618)	(593)

Net change in cash and cash equivalents	(3,407)	1,186

Cash and Cash Equivalents
Beginning of period	15,376	13,812

End of period	$11,969	$14,998

Supplemental Information
Cash paid for income taxes	$117	$6,227
Noncash transaction — acquisition of property, plant, and equipment on account	$2,346	$204
Noncash transaction — accrued contingent consideration in connection with business acquisition	$2,218	$—
Noncash transaction — acquisition of intangible assets on account	$841	$—
Noncash transaction — purchase of common stock	$1,085	$—
Noncash transaction — accrued earnout payment in connection with business acquisition	$—	$1,148
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Period Ended December 31, 2008
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements of SurModics, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the entire 2009 fiscal year.
     In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. These unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements for the year ended September 30, 2008, and footnotes thereto included in the Company’s Form 10-K as filed with the United States Securities and Exchange Commission on December 15, 2008.
     The Company’s revenue arrangements with multiple deliverables follow the guidance contained in Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) with recognition of each separable deliverable as it is earned. The Company applies EITF 00-21 to a collaborative research and license agreement (the “Merck Agreement”) entered into on June 27, 2007 with Merck & Co., Inc. (“Merck”).
     In September 2008, following a strategic review of Merck’s business and product development portfolio, Merck gave notice to the Company of Merck’s intent to terminate the Merck Agreement as well as the supply agreement entered into in June 2007. The termination was effective December 16, 2008. The Company recognized revenue in the first quarter of fiscal 2009 that previously had been deferred and amortized under the accounting treatment required by EITF 00-21. In addition, the Company also recognized a $9 million milestone payment from Merck associated with the termination of the triamcinolone acetonide development program that was part of the Merck Agreement. The revenue associated with the multiple element arrangement is not presented in the condensed consolidated statements of income as a separate revenue line item. We have recognized the revenue in the reported line items based on our allocation of fair value between royalties and license fees and research and development fees. Research and development fees have been billed to Merck following our customary practices and represent stand-alone value. The Company’s recognition of Merck revenue by category is as follows (in thousands):

	Three months ended December 31,
	2008	2007
Royalties and license fees	$37,578	$313
Research and development	6,467	74

Total	$44,045	$387

(2) Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. The provisions of SFAS No. 157, as issued, were effective for SurModics on October 1, 2008. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS No. 157 from fiscal 2009 to fiscal 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Due to the deferral, the Company has delayed the implementation of SFAS No. 157 provisions on the fair value of goodwill, other intangible assets and nonfinancial long-lived assets. The Company adopted SFAS No. 157 on October 1, 2008, the first day of fiscal 2009, for all financial assets and financial liabilities and for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS No. 157 for which the effective date has been delayed until fiscal year 2010 by FSP FAS 157-2 on its consolidated financial condition and results of operations. See Note 3 for additional information relating to the adoption of SFAS No. 157.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for the Company in fiscal 2009. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements as the Company has elected not to account for any additional financial assets or financial liabilities at fair value.
     In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective for the Company in fiscal 2010. Earlier adoption is prohibited and, once adopted, SFAS No. 141(R) will impact recognition and measurement of future business combinations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires minority interests to be recharacterized as noncontrolling interests and reported as a component of equity. In addition, SFAS No. 160 requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interests sold, as well as any interests retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company in fiscal 2010, with early adoption prohibited. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial statements.
     In April 2008, the FASB issued FSP FAS No. 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP FAS 142-3 is effective for the Company in fiscal 2010, with early adoption prohibited. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on its consolidated financial statements.
     No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.
(3) Fair Value Measurements
     Effective October 1, 2008, the Company adopted the provisions of SFAS No. 157 for all financial assets and financial liabilities and for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value as the exchange price that would be received from selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.
     Fair Value Hierarchy
     SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:
Level 1 — Quoted (unadjusted) prices in active markets for identical assets or liabilities.
The Company’s Level 1 assets consist of money market funds and its investment in OctoPlus, N.V. (see note 6 for further information).
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company’s Level 2 assets consist of U.S. Treasury securities, corporate bonds, municipal bonds, U.S. agency securities, agency and municipal securities, certain asset-backed securities and mortgage-backed securities.
Level 3 — Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.
The Company’s Level 3 assets include a U.S. agency security, other U.S. government securities and a corporate bond.
     Assets and Liabilities Measured at Fair Value on a Recurring Basis
     In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Total Fair
	Identical	Observable	Unobservable	Value as of
	Instruments	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008
Assets:
Cash equivalents	$9,507	$—	$—	$9,507
Short-term investments	5,108	5,202		10,310
Long-term investments	—	40,402	838	41,240
Other assets	1,798	—	—	1,798

Total assets measured at fair value	$16,413	$45,604	$838	$62,855

Long-term investments disclosed in the condensed consolidated balance sheets include held-to-maturity investments totaling $6.4 million as of December 31, 2008.
     Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
     The following table provides a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Three Months
Ended
December 31,
2008
Balance, September 30, 2008	$264
Total realized and unrealized gains:
Included in other comprehensive income	25
Net settlements	549

Balance, December 31, 2008	$838

     As of December 31, 2008, marketable securities measured at fair value using Level 3 inputs were comprised of $0.8 million of U.S. government agency securities and a corporate bond within the Company’s available-for-sale investment portfolio. These securities were measured using observable market data and Level 3 inputs due to the lack of market activity and liquidity. The fair values of these securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities.

     Realized gains or losses included in earnings are included in other income (loss), net in the condensed consolidated statements of income.
     Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
     The Company’s investments in non-marketable securities of private companies are accounted for using the cost or equity method. These investments as well as held-to-maturity securities are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other-than-temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or SurModics’ participation in such financings. The Company also assesses the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment and are Level 3 inputs.
(4) Acquisition
     PR Pharmaceuticals, Inc. On November 4, 2008, the Company’s Brookwood Pharmaceuticals, Inc. subsidiary entered into an asset purchase agreement with PR Pharmaceuticals, Inc. (“PR Pharma”) whereby it acquired certain contracts and assets of PR Pharma for $3.4 million consisting of $2.9 million in cash on the closing date, additional consideration of $0.3 million upon successful achievement of specified milestones in the three months ended December 31, 2008 and $0.2 million in transaction costs. PR Pharma is eligible to receive up to an additional $5.8 million in cash upon the successful achievement of milestones for contract assignments and invoicing, successful technology transfer and patent issuance. Management believes this acquisition strengthens the Company’s portfolio of drug delivery technologies for the pharmaceutical and biotechnology industries. The purchase price was allocated to the fair value of the intangible assets acquired, with a liability of $2.2 million recorded for contingent consideration to be paid. The purchase price was allocated as follows as of November 4, 2008 (in thousands):

Core technology	$1,400
Customer relationships	900
In-process research and development	3,200
Trade names	20
Non-compete agreements	50

Total purchase price	$5,570

     The acquired developed technology is being amortized on a straight-line basis over 18 years, customer relationships are being amortized over 9 years, and non-compete agreements are being amortized over 2 years. The trade names have a life of less than one year and have been amortized in the three-months ended December 31, 2008. As part of the acquisition, the Company recognized fair value associated with in-process research and development (IPR&D) of $3.2 million. The IPR&D was expensed on the date of acquisition and relates to polymer-based drug delivery systems. The value assigned to IPR&D is related to projects for which the related products have not achieved commercial feasibility and have no future alternative use. The amount of purchase price allocated to IPR&D was based on estimating the future cash flows of each project and discounting the net cash flows back to their present values. The discount rate used was determined at the time of acquisition in accordance with accepted valuation methods. These methodologies include consideration of the risk of the project not achieving commercial feasibility. The research efforts ranged from 5% to 50% complete at the date of acquisition. The Company used the Relief from Royalty valuation method to assess the fair value of the projects with a risk adjusted discount rate of 25%. The Company determined the method was appropriate based on the nature of the projects and future cash flow streams. The research and development work performed is billed to customers, in most cases, using standard commercial billing rates which include a reasonable markup. Accordingly, the Company has no fixed cost obligations to carry projects forward. There have been no significant changes to the development plans for the acquired incomplete projects. Significant net cash inflows would commence with the launches of the products.
(5) Inventories
     Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components (in thousands):

	December 31,	September 30,
	2008	2008
Raw materials	$1,273	$1,308
Finished products	1,420	1,343

Total	$2,693	$2,651

(6) Other Assets
     Other assets consist principally of strategic investments. The Company accounts for its strategic investments under the cost method, except for its investments in Paragon Intellectual Properties, LLC (“Paragon”), Paragon’s subsidiary, Apollo Therapeutics, LLC (“Apollo”), and Brookwood’s investment in Aeon Biosience, which are accounted for under the equity method. The Company accounts for its investment in OctoPlus N.V. common stock as an available-for-sale investment rather than a cost method investment following an initial public offering of OctoPlus N.V. common stock in October 2006. Available-for-sale investments are reported at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations, recorded in the other income (loss) section of the condensed consolidated statements of income. In October 2008, Paragon announced that it had restructured, moving from a limited liability company with seven subsidiaries to a single C-corporation named Nexeon MedSystems, Inc. (“Nexeon”). The Company accounted for the investments in Paragon and Apollo under the equity method in the first quarter of fiscal 2009, as both entities report results to us on a one-quarter lag. Commencing with the second quarter of fiscal 2009, the Company expects to account for the investment in Nexeon under the cost method as the Company’s ownership level is less than 20%.
     Other assets consisted of the following components (in thousands):

	December 31,	September 30,
	2008	2008
Investment in OctoPlus N.V.	$1,798	$1,714
Investment in Nexeon MedSystems	4,901	5,388
Investment in ThermopeutiX	1,185	1,185
Investment in Novocell	559	559
Other	348	455

Other assets	$8,791	$9,301

     In the three months ended December 31, 2008 and December 2007, the Company recognized revenue of $0.4 million and $1.0 million, respectively, from activity with companies in which it had a strategic investment.
(7) Intangible Assets
     Intangible assets consist principally of acquired patents and technology, customer relationships, licenses, and trademarks. The Company recorded amortization expense of $830,000, and $740,000 for the three months ended December 31, 2008 and 2007, respectively.
     Intangible assets consisted of the following (in thousands):

	Useful life	December 31,	September 30,
	(in years)	2008	2008
Customer relationships	9 - 11	$8,657	$7,340
Abbott license	4	—	7,037
Core technology	8 - 18	8,330	6,930
Patents and other	2 - 20	3,888	3,398
Trademarks		580	580
Less accumulated amortization of intangible assets		(2,189)	(8,415)

Intangible assets, net		$19,266	$16,870

     The Abbott license was fully amortized as of December 31, 2008. The original cost and accumulated amortization have been removed from the December 31, 2008 amounts presented.
     Based on the intangible assets in service as of December 31, 2008, estimated amortization expense for each of the next five years ending December 31 is as follows (in thousands):

2009	$1,677
2010	1,672
2011	1,651
2012	1,651
2013	1,651

(8) Goodwill
     Goodwill represents the excess of the cost of the acquired entities over the fair value assigned to the assets purchased and liabilities assumed in connection with the Company’s acquisitions. The carrying amount of goodwill is evaluated annually, and between annual evaluations if events occur or circumstances change indicating that the carrying amount of goodwill may be impaired.
(9) Stock-based Compensation
     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values, over the requisite service period. The Company’s stock-based compensation expenses, included by expense classification, were as follows (in thousands):

	Three months ended December 31,
	2008	2007
Product	$24	$24
Research and development	909	837
Selling, general and administrative	978	1,092

Total	$1,911	$1,953

     As of December 31, 2008, approximately $19.2 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.8 years. The unrecognized compensation costs include $3.8 million associated with performance share awards that are currently not anticipated to be fully expensed.
Stock Option Plans
     The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during three months ended December 31, 2008, and 2007 was $8.63 and $26.93, respectively. The assumptions used as inputs in the model were as follows:

	Three months ended December 31,
	2008	2007
Risk-free interest rates	2.22%	3.99%
Expected life	4.75	6.73
Expected volatility	37.9%	49.7%
Dividend yield	0%	0%
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
     The Company’s Incentive Stock Options (“ISO”) are granted at a price of at least 100% of the fair market value of the common stock of the Company (“Common Stock”) on the date of the grant or 110% with respect to optionees who own more than 10% of the total combined voting power of all classes of stock. ISOs expire in seven years or upon termination of employment and are exercisable at a rate of 20% per year commencing one year after the date of grant. Nonqualified stock options (“NQSO”) are granted at fair market value on the date of grant. NQSO’s expire in 7 to 10 years or upon termination of employment or service as a Board member. Options granted prior to May, 2008 generally become exercisable with respect to 20% of the shares on each of the first five anniversaries following the grant date such that the entire option is fully vested five years after the grant date, and options granted subsequent to May, 2008 generally become exercisable with respect to 25% on each of the first four anniversaries following the grant date such that the entire option is fully vested four years after the grant date.
     The total pre-tax intrinsic value of options exercised during the three months ended December 31, 2008 and 2007, was $5,000 and $662,000, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal quarter end.
Restricted Stock Awards
     The Company has entered into restricted stock agreements with certain key employees, covering the issuance of Common

Stock (“Restricted Stock”). Under SFAS 123(R), these shares are considered to be non-vested shares. The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. The stock-based compensation table above includes Restricted Stock expenses of $661,000, and $562,000 during three months ended December 31, 2008 and 2007, respectively.
Performance Share Awards
     Historically, the Company has entered into performance share agreements with certain key employees, covering the issuance of Common Stock (“Performance Shares”). The Performance Shares vest upon the achievement of certain performance objectives, which must be achieved during the performance period. Compensation is recognized in each period based on management’s best estimate of the achievement level of the grants’ specified performance objectives and the resulting vesting amounts. For the three months ended December 31, 2008, the Company reduced expenses by $38,000 associated with the Performance Shares granted. No expense had been recognized in the three months ended December 31, 2007, as no grants were made. The stock-based compensation table above includes the Performance Shares expenses.
1999 Employee Stock Purchase Plan
     Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 200,000 shares of Common Stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld to purchase the Company’s Common Stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of December 31, 2008 and 2007, there were $561,000 and $442,000 of employee contributions, respectively, included in accrued liabilities in the accompanying condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for three months ended December 31, 2008 and 2007 totaled $58,000 and $38,000, respectively. The stock-based compensation table above includes the Stock Purchase Plan expenses.
(10) Restructuring Charges
     In November 2008, the Company announced a functional reorganization to better serve its customers and improve its operating performance. As a result of the reorganization, the Company eliminated 15 positions, or approximately 5% of the Company’s workforce. These employee terminations occurred across various functions and the reorganization plan was completed by the end of the first quarter of fiscal 2009. The Company also vacated a leased facility in Eden Prairie, Minnesota as part of the reorganization plan.
     The Company recorded total restructuring charges of approximately $1.8 million in connection with the reorganization. These pre-tax charges consisted of $0.5 million of severance pay and benefits expenses and $1.3 million of facility-related costs which were recorded in the first quarter of fiscal 2009. The restructuring is expected to result in approximately $2.2 million in annualized cost savings.
     The following table summarizes the restructuring accrual activity for fiscal 2009 (in thousands):

	Employee	Facility-
	severance and	related
	benefits	costs	Total
Balance at September 30, 2008	$—	$—	$—
Accruals during the period	523	1,275	1,798
Cash payments	(149)	(13)	(162)

Balance at December 31, 2008	$374	$1,262	$1,636

     These charges above have been shown separately as restructuring charges on the condensed consolidated statements of income. The remaining accrual as of December 31, 2008, relates to severance benefits and facility-related costs that are expected to be paid within the next 24 months. As such, the current portion totaling $1.0 million is recorded as a current liability within other accrued liabilities and the long-term portion totaling $0.6 million is recorded as a long-term liability within other long-term liabilities on the condensed consolidated balance sheets.
(11) Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	December 31,	December 31,
	2008	2007
Net income	$27,085	$5,646
Other comprehensive income:
Unrealized holding gains (losses) on available for-sale-securities arising during the period	534	(212)
Less reclassification adjustment for realized gains included in net income, net of tax	(201)	(563)

Other comprehensive income (loss)	333	(775)

Comprehensive income	$27,418	$4,871

(12) Income Taxes
     The Company recorded tax provisions of $16.2 million and $3.6 million for the three-months ended December 31, 2008 and 2007, respectively, representing effective tax rates of 37.4% and 39.2%, respectively. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to state taxes.
     The federal tax credit for research activities expired as of December 31, 2007. The credit for research activities for the three-months ended December 31, 2007 has been included in the fiscal 2008 tax provision. The recently adopted Emergency Economic Stabilization Act of 2008, retroactively extended the term of the research credit through 2009. During the three-months ended December 31, 2008, the Company recognized a discrete benefit of approximately $120,000 related to the nine-month period ended September 30, 2008. The tax credit for research activities for the 2009 fiscal year is expected to approximate $190,000.
     The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of December 31, 2008 and September 30, 2008, respectively, are $1.5 million and $1.3 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next twelve months. Interest and penalties related to the unrecognized tax benefits are recorded in income tax expense.
     The Company files income tax returns, including returns for its subsidiaries, in the United States federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. With few exceptions, the Company is no longer subject to examination by state and local tax authorities for tax returns associated with tax years prior to fiscal year 2003.
(13) Operating Segments
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.
     SurModics manages its business on the basis of the segments noted in the table below, which are comprised of the Company’s four business units. The Company reorganized business units in November 2008 which resulted in new operating segments which are aggregated into one reportable segment. The “Therapeutic” segment contains: (1) the Cardiovascular business unit, which provides drug delivery and surface modification technologies to customers in the cardiovascular market; (2) the Ophthalmology business unit, which is dedicated to the advancement of treatments for eye diseases, such as age-related macular degeneration (AMD) and diabetic macular edema (DME), two of the leading causes of blindness; and (3) the Brookwood Pharmaceuticals business unit, which provides proprietary polymer-based technologies to companies developing improved pharmaceutical products in the cardiovascular, ophthalmology, dermatology, oncology and other markets. Revenue results in the Therapeutic segment are presented by the clinical market areas in which the Company’s customers participate (Cardiovascular, Ophthalmology and Other Markets). The “Diagnostic” operating segment contains the In Vitro Technologies business unit, which includes the Company’s microarray slide technologies, stabilization products, antigens and substrates for immunoassay diagnostics tests, its in vitro diagnostic format technology and its synthetic ECM cell culture products.
     Each business unit has similar economic characteristics, technology, manufacturing processes, customers, regulatory environments, and shared infrastructures. The Company manages its expenses on a company-wide basis, as many costs and activities are shared among the business units. The focus of the business units is providing solutions to customers and maximizing financial performance over the long term. The accounting policies for segment reporting are the same as for the Company as a whole. The table below presents revenue from the segments, with Therapeutic broken out further by market-focused area, for the three-month periods in fiscal 2009 and 2008, respectively (in thousands):

	Three Months Ended
	December 31,	December 31,
	2008	2007
Therapeutic
Cardiovascular	$10,403	$12,467
Ophthalmology	44,772	1,477
Other Markets	3,772	4,377

Total Therapeutic	58,947	18,321
Diagnostic	4,269	5,508

Total revenue	$63,216	$23,829

(14) Share Repurchases
     In November 2007, the Company’s Board of Directors authorized the repurchase of $35.0 million of the Company’s common stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date. As of September 30, 2008, the Company had $22.3 million remaining available for authorized share repurchases. During the three months ended December 31, 2008, the Company repurchased 499,148 shares for $11.8 million at an average price of $23.54 per share, leaving $10.5 million remaining available for future purchases under the repurchase program. In addition, there were trades executed in December for 42,500 shares that were settled in January 2009 which totaled approximately $1.0 million. No shares were repurchased under the program in the three months ended December 31, 2007.
(15) Commitments and Contingencies
     Litigation. From time to time, the Company may become involved in various legal actions involving its products and technologies, including intellectual property disputes. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, which, if granted, could require significant expenditures or result in lost revenues. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. While it is not possible to predict the outcome for most of the actions discussed below and the Company believes that it has meritorious defenses, it is possible that costs associated with them could have a material adverse impact on the Company’s consolidated earnings, financial condition or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Understanding Our Financial Information
     References in the Management’s Discussion and Analysis of Financial Condition and Results of Operations to “Company,” “we,” “our,” or “us,” refer to SurModics, Inc. together with its consolidated subsidiaries. The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of SurModics, Inc. For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. In addition, you should read this discussion along with our condensed consolidated financial statements and related Notes thereto as of December 31, 2008.
Overview
     SurModics is a leading provider of drug delivery and surface modification technologies to the healthcare industry. In November 2008, we announced that we were changing our organizational structure so that we will now be organized into four clinically and market focused business units: Cardiovascular, Ophthalmology, Brookwood Pharmaceuticals and In Vitro Technologies. We believe that this structure will improve the visibility, marketing and adoption of the Company’s broad array of technologies within specific markets and help our customers in the medical device, pharmaceutical and life science industries solve unmet clinical needs. In addition, a new centralized research and development function has been formed to serve the needs of the Company’s clinically and market focused business units. Brookwood Pharmaceuticals’ research and development operations will remain unchanged.
     The organizational changes announced in November 2008, resulted in the Company being comprised of new operating segments. The “Therapeutic” segment contains: (1) the Cardiovascular business unit, which provides drug delivery and surface modification technologies to customers in the cardiovascular market; (2) the Ophthalmology business unit, which is dedicated to the advancement of treatments for eye diseases, such as age-related macular degeneration (AMD) and diabetic macular edema (DME), two of the leading causes of blindness; and (3) the Brookwood Pharmaceuticals business unit, which provides proprietary polymer-based technologies to companies developing improved pharmaceutical products in the cardiovascular, ophthalmology, dermatology, oncology and other markets. Revenue results in the Therapeutic segment are presented by the clinical market areas in which our customers participate (Cardiovascular, Ophthalmology and Other Markets). The “Diagnostic” operating segment contains the In Vitro Technologies business unit, which includes our microarray slide technologies, our stabilization products, antigens and substrates for immunoassay diagnostic tests, our in vitro diagnostic format technology and our synthetic ECM cell culture products.
     Revenue in fiscal 2009 is derived from three primary sources: (1) royalties and license fees from licensing our patented drug delivery and surface modification technologies and in vitro diagnostic formats to customers; the vast majority (typically in excess of 90%) of revenue in the “royalties and license fees” category is in the form of royalties; (2) the sale of polymers and reagent chemicals, stabilization products, antigens, substrates and microarray slides to the diagnostics and biomedical research industry; and (3) research and development fees generated on customer projects. Revenue should be expected to fluctuate from quarter to quarter depending on, among other factors: our customers’ success in selling products incorporating our technologies; the timing of introductions of licensed products by customers; the timing of introductions of products that compete with our customers’ products; the number and activity level associated with customer development projects; the number and terms of new license agreements that are finalized; the value of reagent chemicals and other products sold to customers; and the timing of future acquisitions we complete, if any.
     For financial accounting and reporting purposes, we have treated our operating segments as one reportable segment. We made this determination because each operating segment has similar economic characteristics; a significant percentage of our employees provide support services (including research and development) to each operating segment; technology and products from each operating segment are marketed to the same or similar customers; each operating segment uses the same sales and marketing resources; and each operating segment operates in the same regulatory environment.
     In June 2007, we signed a collaborative research and license agreement with Merck & Co., Inc. (“Merck”) to pursue the joint development and commercialization of the I-vationTM sustained drug delivery system with triamcinolone acetonide and other products that combine Merck proprietary drug compounds with the I-vation system for the treatment of serious retinal diseases. Under the terms of our agreement with Merck, we received an up-front license fee of $20 million and had the potential to receive up to an additional $288 million in fees and development milestones associated with the successful product development and attainment of appropriate U.S. and EU regulatory approvals for these new combination products.
     In September 2008, Merck gave notice that it was terminating the collaborative research and license agreement, as well as the supply agreement entered into in June 2007, following a strategic review of Merck’s business and product development portfolio. The termination was effective December 16, 2008, and the revenue deferred under the accounting treatment required by Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) totaling $34.8 million as of September 30, 2008, was recognized in the first quarter of fiscal 2009. In addition, we received and recognized a $9 million milestone payment from Merck associated with the termination of the triamcinolone acetonide development program in the first quarter of fiscal 2009.
     In November 2008, we acquired a portfolio of intellectual property and collaborative drug delivery projects from PR Pharmaceuticals, Inc., a drug delivery company specializing in injectable, biodegradable sustained release formulations, for $3.4 million, including transaction costs, through December 31, 2008. PR Pharmaceuticals, Inc. is eligible to receive up to an additional $5.8 million in cash upon successful achievement of specified milestones. The proprietary technologies we acquired complement and enhance the existing portfolio of drug delivery capabilities available from SurModics and Brookwood by providing a broader toolkit for protein delivery and the ability to use smaller gauge needles for microparticle injections. In addition, the multiple customer development programs we assumed complement the diversified portfolio of customer projects at Brookwood and we believe will further leverage the investment we are making in cGMP manufacturing facilities.
     The challenging economic environment has had an impact on our business and may continue to have an impact going forward. In this environment, we have experienced lower product sales as a result of reductions by some of our customers in the level of inventory that they maintain; reduced investment in research and development by certain customers; and in certain cases lower sales of licensed products which generate royalties for us. We continue to evaluate the changing market conditions and are attempting to mitigate the effects these factors have on us and our strategy. As conditions evolve, we will continue to optimize our strategy and plans to support our vision and long-term growth objectives.
Critical Accounting Policies
     Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. For a detailed description of our critical accounting policies, see the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2008.
Results of Operations

	Three Months Ended
	December 31,	December 31,	Increase
(Dollars in thousands)	2008	2007	(Decrease)	% Change
Revenue:
Therapeutic
Cardiovascular	$10,403	$12,467	$(2,064)	(17)%
Ophthalmology	44,772	1,477	43,295	2,931%
Other Markets	3,772	4,377	(605)	(14)%

Total Therapeutic	58,947	18,321	40,626	222%
Diagnostic	4,269	5,508	(1,239)	(22)%

Total revenue	$63,216	$23,829	$39,387	165%

     Revenue. Revenue during the first quarter of fiscal 2009 was $63.2 million, an increase of $39.4 million or 165% compared with the first quarter of fiscal 2008. The increase in Therapeutic segment revenue more than offset the decrease in the Diagnostic segment, as detailed in the table above and further explained in the narrative below.
     Therapeutic. Revenue in the Therapeutic segment was $58.9 million in the first quarter of fiscal 2009, a 222% increase compared with $18.3 million in the prior-year period. The increase in total revenue reflects the recognition of revenue of approximately $34.8 million that had previously been deferred, associated with the Merck collaborative research and license agreement and recognition of a $9 million milestone payment received from Merck in the first quarter of fiscal 2009 associated with the termination of the triamcinolone acetonide development program. The Merck agreement was terminated effective in the first quarter of fiscal 2009. Excluding these significant event-specific items, revenue decreased $3.2 million or 17%. Therapeutic revenue is further characterized by the market-focused areas detailed above.
     Cardiovascular derives a substantial amount of revenue from royalties and license fees and product sales attributable to Cordis Corporation, a Johnson & Johnson company, on its CYPHER® Sirolimus-eluting Coronary Stent. The CYPHER® stent incorporates a proprietary SurModics polymer coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in coronary artery lesions.
     Cardiovascular revenue decreased $2.1 million, or 17%, in the first quarter of fiscal 2009, compared with the first quarter of fiscal 2008, with the decrease principally in royalties and license fees and product sales. Our royalty revenue from Cordis decreased as a result of 34% lower CYPHER® sales.
     The CYPHER® stent, from which we derive a substantial amount of our Therapeutic revenue, faces continuing competition from Boston Scientific, Medtronic and Abbott. These stents compete directly with the CYPHER® stent both domestically and internationally. We also receive a royalty on the Medtronic Endeavor® drug-eluting stent. In addition to competition among the various players, the total size of the drug-eluting stent market has decreased significantly in the past two years as a result of concerns about product safety, mostly related to potential clotting associated with stents. Therefore, future royalty and reagent sales revenue could decrease as the result of lower CYPHER® stent sales reflecting overall market contraction and the ongoing and expected future competition. We anticipate that quarterly royalty revenue from the CYPHER® stent may be volatile throughout fiscal 2009 and beyond as the various marketers of drug-eluting stents compete in the marketplace and as others enter the marketplace.
     Ophthalmology revenue increased $43.3 million, or 2,931%, in the first quarter of fiscal 2009, compared with the first quarter of fiscal 2008. The significant increase relates to the recognition of previously deferred revenue associated with the terminated agreement with Merck.
     Ophthalmology revenue, excluding the Merck event-specific items in the first quarter of fiscal 2009 and amortization of revenue in the first quarter of fiscal 2008, decreased by approximately $0.1 million or 10%, principally as a result of lower royalties and license fees.
     Other Markets revenue decreased $0.6 million, or 14%, in the first quarter of fiscal 2009, compared with the first quarter of fiscal 2008. Lower product sales and royalties and license fees were the main contributors to the decrease. Other Markets revenue is derived from more than 50 customers.
     Diagnostic. Revenue in the Diagnostic segment was $4.3 million in the first quarter of fiscal 2009, a decrease of 22% compared with $5.5 million in the prior-year period. This decrease was attributable to lower royalties and license fees as well as lower product sales in the first quarter of fiscal 2009, as a result of reduced inventory investment by certain customers. Diagnostic derives a significant percentage of revenue from Abbott Laboratories. Royalty revenue generated under our diagnostic format patent license agreement with Abbott Laboratories (the “Abbott Agreement”) declined approximately 12% compared with the three-months ended December 31, 2007 and is expected to cease following the expiration of the licensed patents, which occurred in December 2008. Consistent with our revenue recognition practices, royalty revenue is recognized as licensees report it to us, which typically occurs on a quarter lag basis. Accordingly, we may record royalty revenues generated under the Abbott Agreement beyond the expiration of the patents. Royalty revenue from GE Healthcare was eliminated in the three-months ended December 31, 2008, following our re-acquiring the CodeLink® microarray slide product line from GE Healthcare in September 2008.
     Product costs. Product costs were $1.5 million in the first quarter of fiscal 2009, compared with $2.8 million in the prior-year period. The $1.3 million decrease in product costs principally reflects lower product sales, as well as the inclusion in fiscal 2008 of out-of-pocket expenses incurred in connection with our Merck projects, for which we were reimbursed. Overall product margins averaged 61%, compared with 47% reported last year. The increase in product margins reflects the exclusion of out-of-pocket expenses associated with our Merck projects in fiscal 2009. Fiscal 2008 product margins, excluding the out-of-pocket expenses, were approximately 62% and are comparable with fiscal 2009 product margins.
     Research and development expenses. Research and development expenses were $9.4 million for the first quarter, an increase of 7% compared with the first quarter of fiscal 2008. The increase principally reflects the addition of out-of-pocket expenses incurred in connection with the close out of our Merck projects in fiscal 2009, higher compensation expenses and higher costs related to our internal development projects. In addition, the research and development expenses for our Brookwood Pharmaceuticals business unit are a higher percentage of that unit’s total revenue than for our other business units.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $4.7 million for the three months ended December 31, 2008, which were flat with the prior-year period. Our headcount was flat in both periods and lower outside service costs were offset by higher facilities expenses.
     Purchased in-process research and development. In November 2008, we acquired certain assets comprised of intellectual property and collaborative programs from PR Pharmaceuticals, Inc. The fair value of $3.2 million associated with the in-process research and development intangible asset was determined by management and recognized as an expense in the three-months ended December 31, 2008.
     Restructuring charges. In November 2008, we announced a functional reorganization to better serve our customers and improve our operating performance. As a result of the reorganization, we eliminated 15 positions, or approximately 5% of our workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the first quarter of fiscal 2009. The reorganization also resulted in our vacating a leased office facility in Eden Prairie, Minnesota.
     We recorded total restructuring charges of approximately $1.8 million in connection with the reorganization. These pre-tax charges consisted of $0.5 million of severance pay and benefits expenses and $1.3 million of facility-related costs. The restructuring is expected to result in $2.2 million in annualized cost savings. We anticipate the majority of the costs to be paid in the next twenty four months.

     Other income, net. Other income was $0.6 million in the first quarter of fiscal 2009, compared with $1.7 million in the first quarter of fiscal 2008. Income from investments was $0.7 million, compared with $1.0 million in the prior-year period. The decrease primarily reflects lower investment balances and lower yields generated from our investment portfolio as interest rates declined over the past twelve months. We also recognized our pro rata net loss on our equity method investments partially offset by $0.3 million of gains on our investment portfolio in fiscal 2009. In fiscal 2008, other income reflected a $0.9 million gain on our investment in ForSight Newco II, which was acquired by QLT Inc. in October 2007. Partially offsetting this gain was our pro rata net loss on our equity method investments.
     Income tax expense. The income tax provision was $16.2 million in the first quarter of fiscal 2009, compared with $3.6 million in the prior-year period. The effective tax rate was 37.4%, compared with 39.2% in the prior-year period. This decrease is primarily attributable to differences related to state tax exposures and stock options.
Liquidity and Capital Resources
     As of December 31, 2008, the Company had working capital of $21.2 million. Working capital decreased $12.7 million from the September 30, 2008 level driven principally by higher accrued income taxes payable, lower deferred revenue as the contract with Merck was terminated, lower cash balances and lower accounts receivable. Our cash, cash equivalents and short-term and long-term investments totaled $69.9 million at December 31, 2008, a slight decrease from $72.0 million at September 30, 2008. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company’s policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while meeting or exceeding a benchmark (Merrill Lynch 1-3 Year Government-Corporate Index) total rate of return. Management plans to continue to direct its investment advisors to manage the Company’s investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its investments.
     We had cash flows from operating activities of approximately $17.4 million in the first three months of fiscal 2009, compared with $4.4 million in the first three months of fiscal 2008. The increase compared with prior-year results primarily reflects receipt of a $9 million milestone payment from Merck and timing of current-year tax payments as compared with the first quarter of fiscal 2008.
     In November 2007, our Board of Directors authorized the repurchase of $35.0 million of the Company’s common stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date. During the three months ended December 31, 2008, the Company repurchased 499,148 shares for $11.8 million at an average price of $23.54 per share, leaving $10.5 million remaining available for future purchases under the repurchase program. In addition, there were trades executed in December for 42,500 shares that were settled in January 2009 which totaled approximately $1.0 million.
     As of December 31, 2008, we had no debt, nor did we have any material credit agreements established. We believe that our existing cash, cash equivalents and investments, together with cash flow from operations, will provide liquidity sufficient to meet our liquidity needs for the next twelve months. Nevertheless, we may enter into credit arrangements from time to time when we consider market conditions to be favorable. Our remaining anticipated liquidity needs for fiscal 2009 include but are not limited to the following: capital expenditures related to our Alabama facilities in the range of $22 million to $24 million; general capital expenditures in the range of $1.5 million to $5.5 million; contingent consideration payments associated with our fiscal 2009 acquisition of certain assets from PR Pharmaceuticals, Inc. in the range of $1.5 million to $2.5 million; contingent consideration payments related to our fiscal 2007 acquisitions of Brookwood Pharmaceuticals, Inc. and BioFX Laboratories, Inc. in the range of $3 million to $5 million; and any amounts associated with the repurchase of common stock under the authorization discussed above.
     As of December 31, 2008, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.
Forward-Looking Statements
     Certain statements contained in this report and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. The Company’s forward-looking statements generally relate to our growth strategy, financial prospects, product development programs, sales efforts, sufficiency of capital resources, the impact of the Cordis agreement and other significant customer agreements. You should carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement.
     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others:
•	the Company’s significant reliance on our relationship with Cordis, which causes our financial results and stock price to be subject to factors affecting Cordis and its CYPHER® stent program, including among others, the rate of market penetration by Cordis, the timing of market introduction of competing products, product safety or efficacy concerns and intellectual property litigation the outcome of which could adversely affect the royalty revenue we derive based on the sales of licensed products;

•	general economic conditions we are subject to which are beyond our control, including the impact of recession, business investment and changes in consumer confidence;

•	frequent intellectual property litigation in the medical device industry that may directly or indirectly adversely affect our customers’ ability to market their products incorporating our technologies;

•	our ability to protect our own intellectual property;

•	healthcare reform efforts and reimbursement rates for medical device products that may adversely affect our customers’ ability to cost-effectively market and sell devices incorporating our technologies;

•	the Company’s ability to attract new licensees and to enter into agreements for additional product applications with existing licensees, the willingness of potential licensees to sign license agreements under the terms offered by the Company, changes in the development and marketing priorities of our licensees and development partners and the Company’s ability to maintain satisfactory relationships with our licensees;

•	the Company’s ability to increase the number of market segments and applications that use our technologies through our sales and marketing and research and development efforts;

•	the Company’s ability to facilitate the creation of new market segments and applications that incorporate our technologies through strategic investment and research and development support;

•	market acceptance of products sold by customers incorporating our technologies and the timing of new product introductions by licensees;

•	market acceptance of products sold by our customers’ competitors and the timing and pricing of new product introductions by customers’ competitors;

•	the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances or approvals, which may result in lost market opportunities or postpone or preclude product commercialization by licensees;

•	efficacy or safety concerns with respect to products marketed by us and our licensees, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales;

•	the ability to secure raw materials for reagents the Company sells;

•	the Company’s ability to successfully manage clinical trials and related foreign and domestic regulatory processes for the I-vation TM intravitreal implant or other products under development by the Company, whether delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances or approvals postpone or preclude product commercialization of the intravitreal implant or other products, and whether the intravitreal implant and any other products remain viable commercial prospects;

•	product liability claims not covered by insurance;

•	the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors;

•	the trend of consolidation in the medical device industry, resulting in more significant, complex and long term contracts than in the past and potentially greater pricing pressures;

•	the Company’s ability to identify suitable businesses to acquire or with whom to form strategic relationships to expand our technology development and commercialization, our ability to successfully integrate the operations of companies it may acquire from time to time and our ability to create synergies from acquisitions and other strategic relationships;

•	the Company’s ability to successfully perform internally certain product development activities and governmental and regulatory compliance activities which the Company has not previously undertaken in any significant manner;

•	acts of God or terrorism which impact the Company’s personnel or facilities; and

•	other factors described in the “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K, which you are encouraged to read carefully.
     Many of these factors are outside the control and knowledge of the Company, and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon the Company’s forward-looking statements and to consult any further disclosures by the Company on this subject in our filings with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s investment policy requires the Company to invest in high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $921,000 decrease in the fair value of the Company’s available-for-sale and held-to-maturity securities as of December 31, 2008, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.
     Although we conduct business in foreign countries, all sales transactions are denominated in U.S. dollars. Accordingly, we do not expect to be subject to material foreign currency risk with respect to future costs or cash flows from our foreign sales. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), pursuant to Rule13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such time.
Changes in Internal Controls
     There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of integrating the accounting system used by BioFX Laboratories, Inc. into SurModics’ corporate accounting platform. Management does not currently believe that this implementation will adversely affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     There have been no material developments in the legal proceedings previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2008.
Item 1A. Risk Factors.
     There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2008 in response to Item 1A to Part I of Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Equity Securities
     The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2008, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

			(c)	(d)
			Total Number	Dollar
			of Shares	Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)

10/01/08 — 10/31/08	0	NA	0	$22,332,097
11/01/08 — 11/30/08	327,067	$23.72	315,800	$14,846,048
12/01/08 — 12/31/08	188,253	$23.20	183,348	$10,581,415

Total	515,320	$23.53	499,148	$10,581,415

(1)	The purchases in this column included shares repurchased as part of our publicly announced program and in addition include 16,172 shares that were repurchased by the Company to satisfy tax withholding obligations in connection with so-called “stock swap exercises” related to the vesting of restricted stock awards or performance share awards.

(2)	On November 15, 2007, our Board of Directors announced the authorization of the repurchase of $35 million of outstanding common stock. As of December 31, 2008, we have repurchased a cumulative 797,048 shares at an average price of $30.64 per share. Under the current authorization the Company has $10.5 million available for authorized share repurchases as of December 31, 2008, and such authorization has no expiration date. In addition, there were trades executed in December for 42,500 shares that were settled in January 2009 which totaled approximately $1.0 million.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of the Company’s security holders during the period covered by this Report on Form 10-Q; however, set forth below is information concerning matters submitted to a vote of the Company’s security holders at the recent annual meeting of shareholders:
(a)	The Company held its Annual Meeting of Shareholders on February 2, 2009.

(b)	Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934. The shareholders voted on three matters: (i) to set the number of directors at ten (10), (ii) to elect Class I directors; and (iii) to ratify the appointment of Deloitte & Touche LLP as SurModics’ independent registered public accounting firm. The shareholders approved all matters by the following votes:

		Votes	Votes	Broker
	Votes For	Against	Abstained	Non-Votes
(i) Set the number of directors at ten (10)	14,809,427	177,763	20,692	—
(ii) Elect Class I directors

		Votes	Broker
	Votes For	Withheld	Non-Votes
Bruce J Barclay	14,519,387	488,495	—
Jose H. Bedoya	14,745,744	262,138	—
John A. Meslow	11,887,040	3,120,842	—

(iii)	Ratify the appointment of Deloitte & Touche LLP as SurModics’ independent registered public accounting firm

	Votes	Votes	Broker
Votes For	Against	Abstained	Non-Votes
14,922,601	71,827	13,454	—
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837

3.2	Restated Bylaws — incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, SEC File No. 0-23837

4	Rights Agreement, dated as of April 5, 1999, between the Company and Firstar Bank Milwaukee, NA., as Rights Agent, including as: Exhibit A Statement of Designation of Series A Preferred Stock of the Company; Exhibit B Summary of Rights to Purchase Shares of Series A Preferred Stock; and Exhibit C Form of Right Certificate — incorporated by reference to Exhibit 1 to the Company’s Registration of Securities on Form 8-A, SEC File No. 0-23837.

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

**	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 9, 2009	SurModics, Inc.
	By:	/s/ Philip D. Ankeny
Philip D. Ankeny
Senior Vice President and Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended December 31, 2008
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