Form 10-Q
period 2009-03-31
SURMODICS INC
filed 2009-05-08
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of April 30, 2009 was 17,469,597.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SurModics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2009	2008
(In thousands, except share data)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,532	$15,376
Short-term investments	8,203	9,251
Accounts receivable, net of allowance for doubtful accounts of $140 and $135 as of March 31, 2009 and September 30, 2008, respectively	12,868	14,589
Inventories	3,105	2,651
Deferred tax asset	483	1,058
Prepaids and other	2,270	3,584

Total current assets	32,461	46,509

Property and equipment, net	53,640	41,897
Long-term investments	45,181	47,351
Deferred tax asset	2,211	11,099
Intangible assets , net	18,755	16,870
Goodwill	21,055	18,001
Other assets, net	8,737	9,301

Total assets	$182,040	$191,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,777	$3,466
Accrued liabilities	4,554	4,422
Deferred revenue	802	4,335
Other current liabilities	3,655	303

Total current liabilities	14,788	12,526
Deferred revenue, less current portion	658	33,243
Other long-term liabilities	4,495	3,453

Total liabilities	19,941	49,222

Stockholders’ Equity
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 17,463,318 and 18,030,270 shares issued and outstanding	873	901
Additional paid-in capital	63,181	74,573
Accumulated other comprehensive income (loss)	305	(107)
Retained earnings	97,740	66,439

Total stockholders’ equity	162,099	141,806

Total liabilities and stockholders’ equity	$182,040	$191,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
(In thousands, except per share data)	(unaudited)		(unaudited)
Revenue
Royalties and license fees	$10,052	$13,809	$57,799	$26,987
Product sales	4,776	4,700	8,632	9,907
Research and development	6,097	7,198	17,710	12,642

Total revenue	20,925	25,707	84,141	49,536

Operating costs and expenses
Product costs	1,838	2,154	3,353	4,129
Research and development	8,484	10,370	17,837	19,904
Selling, general and administrative	4,403	6,002	9,086	10,751
Purchased in-process research and development	—	—	3,200	—
Restructuring charges	—	—	1,798	—

Total operating costs and expenses	14,725	18,526	35,274	34,784

Income from operations	6,200	7,181	48,867	14,752

Other income
Investment income	397	1,051	1,131	2,004
Other income (loss), net	20	133	(129)	900

Other income	417	1,184	1,002	2,904

Income before income taxes	6,617	8,365	49,869	17,656
Income tax provision	(2,401)	(3,258)	(18,568)	(6,903)

Net income	$4,216	$5,107	$31,301	$10,753

Basic net income per share	$0.24	$0.28	$1.79	$0.60

Diluted net income per share	$0.24	$0.28	$1.78	$0.58
Weighted average shares outstanding
Basic	17,320	18,102	17,509	18,055
Dilutive effect of outstanding stock options	29	326	45	366

Diluted	17,349	18,428	17,554	18,421
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	March 31,
	2009	2008
(In thousands)	(unaudited)
Operating Activities:
Net income	$31,301	$10,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,999	2,993
Loss (gain) on equity method investment and sales of investments	221	(857)
Amortization of premium on investments	69	2
Stock-based compensation	3,632	5,351
Purchased in-process research and development	3,200	—
Restructuring charges	1,798	—
Deferred taxes	9,203	(1,129)
Excess tax benefits from exercise of stock options	273	(765)
Loss on disposals of property and equipment	—	22
Change in operating assets and liabilities:
Accounts receivable	1,721	(1,683)
Inventories	(454)	(94)
Accounts payable and accrued liabilities	(2,529)	31
Income taxes	1,427	(7,603)
Deferred revenue	(36,118)	1,988
Prepaids and other	119	(65)

Net cash provided by operating activities	16,862	8,944

Investing Activities:
Purchases of property and equipment	(11,269)	(2,030)
Purchases of available-for-sale investments	(12,280)	(7,810)
Sales/maturities of available-for-sale investments	16,373	16,215
Purchases of held-to-maturity investments	—	(4,333)
Business acquisition	(4,040)	—
Collection of notes receivable	—	5,870
Cash restricted for land purchase	—	(1,630)
Other investing activities	(202)	(632)

Net cash (used in) provided by investing activities	(11,418)	5,650

Financing Activities:
Excess tax benefits from exercise of stock options	(273)	765
Issuance of common stock	655	1,848
Repurchase of common stock	(14,998)	(2,601)
Purchase of common stock to fund employee taxes	(436)	(1,450)
Repayment of notes payable	(236)	(222)

Net cash used in financing activities	(15,288)	(1,660)

Net change in cash and cash equivalents	(9,844)	12,934
Cash and cash equivalents
Beginning of period	15,376	13,812

End of period	$5,532	$26,746

Supplemental Information
Cash paid for income taxes	$7,869	$15,381
Noncash transaction — accrued contingent consideration or accrued earnout payments in connection with business acquisitions	$4,530	$3,148
Noncash transaction — acquisition of property, plant, and equipment on account	$3,977	$953
Noncash transaction — acquisition of intangible assets on account	$631	$—
     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Period Ended March 31, 2009
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three-month and six-month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire 2009 fiscal year.
     The six-month period ended March 31, 2008 includes a reclassification of $807,000 of research and development expenses reported as product costs in the first quarter of fiscal 2008. The expenses reclassified were out-of-pocket costs related to research and development activities.
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
     The Company’s revenue arrangements with multiple deliverables follow the guidance from Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) with recognition of each separable deliverable as it is earned. The Company applies EITF 00-21 to a collaborative research and license agreement (“Merck Agreement”) entered into on June 27, 2007 with Merck & Co., Inc. (“Merck”).
     In September 2008, following a strategic review of Merck’s business and product development portfolio, Merck gave notice to Surmodics of Merck’s intent to terminate the Merck Agreement as well as the supply agreement entered into in June 2007. The termination was effective December 16, 2008. The Company has recognized revenue of approximately $45 million in the first six-months of fiscal 2009 principally from amounts that previously had been deferred and amortized under the accounting treatment required by EITF 00-21 and a milestone payment associated with the termination of the triamcinolone acetonide development program under the Merck Agreement.
(2) Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. The provisions of SFAS No. 157, as issued, were effective for SurModics on October 1, 2008. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 from fiscal 2009 to fiscal 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As a result of the deferral, the Company has delayed the implementation of SFAS No. 157 provisions on the fair value of goodwill, other intangible assets and nonfinancial long-lived assets. The Company adopted SFAS No. 157 on October 1, 2008, the first day of fiscal 2009, for all financial assets and financial liabilities and for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS No. 157 for which the effective date has been delayed until fiscal year 2010 by FSP FAS 157-2 on its consolidated financial condition and results of operations. See Note 3 for additional information relating to the adoption of SFAS No. 157.
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

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective for the Company in fiscal 2010. Earlier adoption is prohibited and, once adopted, SFAS No. 141(R) will impact recognition and measurement of future business combinations.
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
     In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP FAS 142-3 is effective for the Company in fiscal 2010, with early adoption prohibited. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on its consolidated financial statements.
     The FASB issued the following new accounting standards on April 9, 2009. The Company plans to adopt each standard in the third quarter of 2009, and does not expect that adoption of any of these standards will have a material impact on the Company’s financial statements.
     FSP FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2 and FAS No. 124-2”) FSP FAS No. 115-2 and FAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP FAS No. 115-2 and FAS No. 124-2 will be effective for interim and annual reporting periods that end after June 15, 2009, which, for the Company, would be the third quarter of fiscal 2009.
     FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB No. 28-1”) FSP FAS No. 107-1 and APB No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB No. 28-1, the Company is now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP FAS No. 107-1 and APB No. 28-1 will be effective for interim reporting periods that end after June 15, 2009, which, for the Company, would be the third quarter of fiscal 2009.
     FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”) FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS No. 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009, which, for the Company, would be the third quarter of fiscal 2009.
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
The Company’s Level 1 asset consists of its investment in OctoPlus, N.V. (see note 6 for further information).
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
The Company’s Level 2 assets consist of money market funds, U.S. Treasury securities, corporate bonds, municipal bonds, U.S. agency securities, agency and municipal securities, certain asset-backed securities and mortgage-backed securities.
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
The Company’s Level 3 asset includes an other U.S. government agency security.
     Assets and Liabilities Measured at Fair Value on a Recurring Basis
     In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Total Fair
	Identical	Observable	Unobservable	Value as of
	Instruments	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2009

Assets:
Cash equivalents	$—	$3,152	$—	$3,152
Short-term investments	—	7,196	—	7,196
Long-term investments	—	39,819	47	39,866
Other assets	1,763	—	—	1,763

Total assets measured at fair value	$1,763	$50,167	$47	$51,977

     Short-term and Long-term investments disclosed in the condensed consolidated balance sheets include held-to-maturity investments totaling $6.3 million as of March 31, 2009.
     Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
     The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended	Six Months Ended
	March 31,	March 31,
	2009	2009
Balance, beginning of period	$838	$264
Total realized and unrealized gains:
Included in other comprehensive income	—	25
Purchases, issuances and settlements, net	(13)	536
Transfer in (out) of Level 3	(778)	(778)

Balance, end of period	$47	$47

     As of March 31, 2009, marketable securities measured at fair value using Level 3 inputs was comprised of a $47,307 U.S. government agency security within the Company’s available-for-sale investment portfolio. This security was measured using observable market data and Level 3 inputs due to the lack of market activity and liquidity. The fair value of this security was based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuer of the security.
     Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
     The Company’s investments in non-marketable securities of private companies are accounted for using the cost or equity method. These investments as well as held-to-maturity securities are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other-than-temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or the Company’s participation in such financings. The Company also assesses the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment and are Level 3 inputs.
(4) Acquisition
     PR Pharmaceuticals, Inc. On November 4, 2008, the Company’s SurModics Pharmaceuticals, Inc. (formerly Brookwood Pharmaceuticals, Inc.) subsidiary entered into an asset purchase agreement with PR Pharmaceuticals, Inc. (“PR Pharma”) whereby it acquired certain contracts and assets of PR Pharma for $3.4 million consisting of $2.9 million in cash on the closing date, additional consideration of $0.3 million upon successful achievement of specified milestones in the three months ended December 31, 2008 and $0.2 million in transaction costs. In the three months ended March 31, 2009, certain milestones were achieved resulting in additional payments of $0.6 million. PR Pharma is eligible to receive up to an additional $5.2 million in cash upon the successful achievement of milestones for contract assignments and invoicing, successful technology transfer and patent issuances. Management believes this acquisition strengthens the Company’s portfolio of drug delivery technologies for the pharmaceutical and biotechnology industries. The purchase price was allocated to the fair value of the intangible assets acquired with a liability of $2.2 million recorded for contingent consideration to be paid. The purchase price was allocated as follows as of November 4, 2008 (in thousands):

Core technology	$1,400
Customer relationships	900
In-process research and development	3,200
Trade names	20
Non-compete agreements	50

Total purchase price	$5,570

     The acquired developed technology is being amortized on a straight-line basis over 18 years, customer relationships are being amortized over 9 years, and non-compete agreements are being amortized over 2 years. The trade names have a life of less than one year and have been amortized in the first quarter of fiscal 2009. As part of the acquisition, the Company recognized fair value associated with in-process research and development (IPR&D) of $3.2 million. The IPR&D was expensed on the date of acquisition and relates to polymer-based drug delivery systems. The value assigned to IPR&D is related to projects for which the related products have not achieved commercial feasibility and have no future alternative use. The amount of purchase price allocated to IPR&D was based on estimating the future cash flows of each project and discounting the net cash flows back to their present values. The discount rate used was determined at the time of acquisition in accordance with accepted valuation methods. These methodologies include consideration of the risk of the project not achieving commercial feasibility. The research efforts ranged from 5% to 50% complete at the date of acquisition. The Company used the Relief from Royalty valuation method to assess the fair value of the projects with a risk adjusted discount rate of 25%. The Company determined the method was appropriate based on the nature of the projects and future cash flow streams. The research and development work performed is billed to customers, in most cases, using standard commercial billing rates which include a reasonable markup. Accordingly, the Company has no fixed cost obligations to carry projects forward. There have been no significant changes to the development plans for the acquired incomplete projects. Significant net cash inflows would commence with the launches of the products.

(5) Inventories
     Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components (in thousands):

	March 31,	September 30,
	2009	2008
Raw materials	$1,436	$1,308
Finished products	1,669	1,343

Total	$3,105	$2,651

(6) Other Assets
     Other assets consist principally of strategic investments. The Company accounts for its strategic investments under the cost method, except for SurModics Pharmaceuticals’ investment in Aeon Biosience, which is accounted for under the equity method. The Company accounts for its investment in OctoPlus N.V. common stock as an available-for-sale investment rather than a cost method investment following an initial public offering of OctoPlus N.V. common stock in October 2006. Available-for-sale investments are reported at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations, recorded in the other income (loss) section of the condensed consolidated statements of income. The Company made an investment in Paragon Intellectual Properties, LLC (“Paragon”) and a Paragon subsidiary, Apollo Therapeutics, LLC (“Apollo”). In October 2008, Paragon, announced that it had restructured, along with its subsidiaries, including Apollo, moving from a limited liability company with seven subsidiaries to a single C-corporation named Nexeon MedSystems, Inc. The Company accounted for the investments in Paragon and Apollo under the equity method in the first quarter of fiscal 2009, as both entities reported results to us on a one-quarter lag. Commencing in the second quarter of fiscal 2009, the Company accounts for the investment in Nexeon under the cost method as the Company’s ownership level is less than 20%.
     Other assets consisted of the following components (in thousands):

	March 31,	September 30,
	2009	2008
Investment in OctoPlus N.V.	$1,763	$1,714
Investment in Nexeon MedSystems	4,901	5,388
Investment in ThermopeutiX	1,185	1,185
Investment in Novocell	559	559
Other	329	455

Other assets	$8,737	$9,301

     The Company recognized revenue of $0.2 million and $1.5 million for the three-month period ended March 31, 2009 and 2008, respectively, and recognized revenue of $0.5 million and $2.4 million for the six-month period ended March 31, 2009 and 2008, respectively, from activity with companies in which it had a strategic investment.
(7) Intangible Assets
     Intangible assets consist principally of acquired patents and technology, customer relationships, licenses, and trademarks. The Company recorded amortization expense of $0.4 million and $0.7 million for the three-month periods ended March 31, 2009 and 2008, respectively. The Company recorded amortization expense of $1.2 million and $1.5 million for the six-month periods ended March 31, 2009 and 2008, respectively.
     Intangible assets consisted of the following (in thousands):

	Useful life	March 31,	September 30,
	(in years)	2009	2008
Customer list	9 — 11	$8,657	$7,340
Abbott license	4	—	7,037
Core technology	8 — 18	8,330	6,930
Patents and other	7 — 20	3,776	3,398
Trademarks		600	580
Less accumulated amortization of intangible assets		(2,608)	(8,415)

Intangible assets, net		$18,755	$16,870

     The Abbott license was fully amortized as of March 31, 2009. The original cost and accumulated amortization have been removed from the March 31, 2009 amounts presented.
     Based on the intangible assets in service as of March 31, 2009, estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

Remainder of 2009	$815
2010	1,656
2011	1,633
2012	1,631
2013	1,631
2014	1,631
     Future amortization amounts presented above are estimates. Actual future amortization expense may be different, due to future acquisitions, impairments, changes in amortization periods, or other factors.
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
     In the second quarter of fiscal 2009 a milestone was achieved associated with the July 2007 acquisition of Brookwood Pharmaceuticals, Inc. (now called SurModics Pharmaceuticals, Inc.) and $3 million of additional purchase price was recorded as an increase to goodwill.
(9) Revolving Credit Facility
     In February 2009, the Company entered into a two-year $25.0 million unsecured revolving credit facility with Wells Fargo Bank, N.A. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based upon the Company’s funded debt to EBITDA ratio. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of March 31, 2009, the Company had no debt outstanding under this credit facility and was not in violation of any of the covenants.
(10) Stock-based Compensation
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

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Product costs	$22	$63	$46	$87
Research and development	910	1,039	1,819	1,876
Selling, general and administrative	789	2,296	1,767	3,388

Total	$1,721	$3,398	$3,632	$5,351

     As of March 31, 2009, approximately $17.3 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.7 years. The unrecognized compensation costs include $3.8 million associated with performance share awards that are currently not anticipated to be fully expensed.
Stock Option Plans
     The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the three-month periods ended March 31, 2009 and 2008 was $7.12 and $22.21, respectively. The weighted average fair value of options granted during the six-month periods ended March 31, 2009 and 2008 was $8.41 and $25.19, respectively. The assumptions used as inputs in the model were as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Risk-free interest rates	1.7%	3.0%	2.2%	3.6%
Expected life (years)	4.9	6.2	4.8	6.5
Expected volatility	39.8%	44.6%	38.1%	47.8%
Dividend yield	0%	0%	0%	0%
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
     The Company’s Incentive Stock Options (“ISO”) are granted at a price of at least 100% of the fair market value of the common stock of the Company (“Common Stock”) on the date of the grant or 110% with respect to optionees who own more than 10% of the total combined voting power of all classes of stock. ISOs expire in seven years or upon termination of employment and are exercisable at a rate of 20% per year commencing one year after the date of grant. Nonqualified stock options (“NQSO”) are granted at fair market value on the date of grant. NQSO’s expire in 7 to 10 years or upon termination of employment or service as a Board member. Options granted prior to May 2008 generally become exercisable with respect to 20% of the shares on each of the first five anniversaries following the grant date such that the entire option is fully vested five years after date of grant, and options granted subsequent to May 2008 generally become exercisable with respect to 25% on each of the first four anniversaries following the grant date such that the entire option is fully vested four years after the grant date.
     The total pre-tax intrinsic value of options exercised during the three-month periods ended March 31, 2009 and 2008 was $70,000 and $489,000, respectively. During the six-month periods ended March 31, 2009 and 2008, the total pre-tax intrinsic value of options exercised was $65,000 and $909,000, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal quarter end.
Restricted Stock Awards
     The Company has entered into restricted stock agreements with certain key employees, covering the issuance of Common Stock (“Restricted Stock”). Under SFAS 123(R), these shares are considered to be non-vested shares. The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. The stock-based compensation table above includes Restricted Stock expenses of $473,000, and $1,134,000 during three-month and six-month periods ended March 31, 2009, respectively, and $749,000 and $1,206,000 for the three-month and six-month periods ended March 31, 2008, respectively.
Performance Share Awards
     Historically, the Company has entered into performance share agreements with certain key employees, covering the issuance of Common Stock (“Performance Shares”). The Performance Shares vest upon the achievement of certain performance objectives, which must be achieved during the performance period. Compensation is recognized in each period based on management’s best estimate of the achievement level of the grants’ specified performance objectives and the resulting vesting amounts. For the three-month and six-month periods ended March 31, 2009, the Company recognized expenses of $10,000 and reduced expenses by $29,000 associated with the Performance Shares granted. The Company recognized expenses of $380,000 for the three-month and six-month periods ended March 31, 2008. The stock-based compensation table above includes the Performance Shares expenses.
1999 Employee Stock Purchase Plan
     Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 200,000 shares of Common Stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s Common Stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of March 31, 2009 and 2008, there were $60,000 and $69,000 of employee contributions, respectively, included in accrued liabilities in the accompanying condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three-month periods ended March 31, 2009 and 2008 totaled $63,000 and $45,000, respectively. Stock compensation expense for the six-month periods ended March 31, 2009 and 2008 totaled $121,000 and $83,000, respectively. The stock-based compensation table above includes the Stock Purchase Plan expenses.
(11) Restructuring Charges
     In November 2008, the Company announced a functional reorganization to better serve its customers and improve its operating performance. As a result of the reorganization, the Company eliminated 15 positions, or approximately 5% of the Company’s workforce. These employee terminations occurred across various functions and the reorganization plan was completed by the end of the first quarter of fiscal 2009. The Company also vacated a leased facility in Eden Prairie, Minnesota, consolidating into its owned office and research facility also in Eden Prairie, as part of the reorganization plan.
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
     The following table summarizes the restructuring accrual activity for the first six months of fiscal 2009 (in thousands):

	Employee	Facility-
	severance and	related
	Benefits	costs	Total
Balance at September 30, 2008	$—	$—	$—
Accruals during the period	523	1,275	1,798
Cash payments	(513)	(75)	(588)

Balance at March 31, 2009	$10	$1,200	$1,210

     The charges above have been shown separately as restructuring charges on the condensed consolidated statements of income. The remaining accrual as of March 31, 2009 relates to outplacement services and facility-related costs that are expected to be paid within the next 21 months. As such, the current portion totaling $0.6 million is recorded as a current liability within other accrued liabilities and the long-term portion totaling $0.6 million is recorded as a long-term liability within other long-term liabilities on the condensed consolidated balance sheets.
(12) Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income	$4,216	$5,107	$31,30178	$10,753
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	79	(671)	613	(882)
Less reclassification adjustment for realized gains included in net income, net of tax	—	(240)	(201)	(804)

Other comprehensive income (loss)	79	(911)	412	(1,686)

Comprehensive income	$4,295	$4,196	$31,713	$9,067

(13) Income Taxes
     The Company recorded income tax provisions of $2.4 million and $3.3 million for the three-month periods ended March 31, 2009 and 2008, respectively, representing effective tax rates of 36.3% and 38.9%, respectively. The Company recorded income tax provisions of $18.6 million and $6.9 million for the six-month periods ended March 31, 2009 and 2008, respectively, representing effective tax rates of 37.2% and 39.1%, respectively. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to state taxes.
     The federal tax credit for research activities expired as of December 31, 2007. The credit for research activities for the three-months ended December 31, 2007 has been included in the fiscal 2008 tax provision. The October 2008 adoption of the Emergency Economic Stabilization Act of 2008, retroactively extended the term of the research credit through 2009. During the six-month period ended March 31, 2009, the Company recognized a discrete benefit of approximately $120,000 related to the nine-month period ended September 30, 2008. The tax credit for research activities for the 2009 fiscal year is expected to approximate $170,000.
     The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of March 31, 2009 and September 30, 2008, respectively, are $1.5 million and $1.3 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next twelve months. Interest and penalties related to the unrecognized tax benefits are recorded in income tax expense.

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
(14) Operating Segments
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.
     The Company manages its business on the basis of the segments noted in the table below, which are comprised of the Company’s four business units. The Company reorganized business units in November 2008, which resulted in new operating segments which are aggregated into one reportable segment. The “Therapeutic” segment contains: (1) the Cardiovascular business unit, which provides drug delivery and surface modification technologies to customers in the cardiovascular market; (2) the Ophthalmology business unit, which is dedicated to the advancement of treatments for eye diseases, such as age-related macular degeneration (AMD) and diabetic macular edema (DME), two of the leading causes of blindness; and (3) the SurModics Pharmaceuticals business unit, which provides proprietary polymer-based drug delivery technologies to companies developing improved pharmaceutical products in cardiovascular, ophthalmology and other clinical markets. Revenue results in the Therapeutic segment are presented below by the clinical market areas in which the Company’s customers participate (Cardiovascular, Ophthalmology and Other Markets). The “Diagnostic” operating segment contains the In Vitro Technologies business unit, which includes the Company’s microarray slide technologies, stabilization products, antigens and substrates for immunoassay diagnostics tests, its in vitro diagnostic format technology and its synthetic ECM cell culture products.
     Each business unit has similar economic characteristics, technology, manufacturing processes, customers, regulatory environments, and shared infrastructures. The Company manages its expenses on a company-wide basis, as many costs and activities are shared among the business units. The focus of the business units is providing solutions to customers and maximizing financial performance over the long term. The accounting policies for segment reporting are the same as for the Company as a whole. The table below presents revenue from the segments, with Therapeutic broken out further by market-focused area, for the three-month and six-month periods in fiscal 2009 and 2008, (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Therapeutic
Cardiovascular	$9,570	$12,408	$19,973	$24,875
Ophthalmology	3,710	3,036	48,482	4,513
Other Markets	2,925	4,772	6,697	9,150

Total Therapeutic	16,205	20,216	75,152	38,538
Diagnostic	4,720	5,491	8,989	10,998

Total revenue	$20,925	$25,707	$84,141	$49,536

(15) Share Repurchases
     In November 2007, the Company’s Board of Directors authorized the repurchase of $35.0 million of the Company’s common stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date. During the six months ended March 31, 2009, the Company repurchased 623,748 shares for $15.0 million at an average price of $24.05 per share in open-market transactions. As of March 31, 2009, $7.3 million remains authorized and available for future purchases under the repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Understanding Our Financial Information
     References in the Management’s Discussion and Analysis of Financial Condition and Results of Operations to “Company,” “we,” “our,” or “us,” refer to SurModics, Inc. together with its consolidated subsidiaries. The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of SurModics, Inc. For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. In addition, you should read this discussion along with our condensed consolidated financial statements and related Notes thereto as of March 31, 2009.
Overview
     SurModics is a leading provider of drug delivery and surface modification technologies to the healthcare industry. In November 2008, we announced a change in our organizational structure into four clinically and market focused business units: Cardiovascular, Ophthalmology, In Vitro Technologies, and SurModics Pharmaceuticals (formerly Brookwood Pharmaceuticals). We believe that this structure will improve the visibility, marketing and adoption of the Company’s broad array of technologies within specific markets and help our customers in the medical device, pharmaceutical and life science industries solve unmet clinical needs. In addition, a new centralized research and development function has been formed to serve the needs of the Company’s clinically and market focused business units. SurModics Pharmaceuticals’ research and development operations will remain unchanged.
     The reorganization change announced in November 2008 resulted in the Company being comprised of new operating segments. The “Therapeutic” segment contains: (1) the Cardiovascular business unit, which provides drug delivery and surface modification technologies to customers in the cardiovascular market; (2) the Ophthalmology business unit, which is dedicated to the advancement of treatments for eye diseases, such as age-related macular degeneration (AMD) and diabetic macular edema (DME), two of the leading causes of blindness; and (3) the SurModics Pharmaceuticals business unit, which provides proprietary polymer-based drug delivery technologies to companies developing improved pharmaceutical products. Revenue results in the Therapeutic segment are presented by the clinical market areas in which our customers participate (Cardiovascular, Ophthalmology and Other Markets). The “Diagnostic” operating segment contains the In Vitro Technologies business unit, which includes our microarray slide technologies, our stabilization products, antigens and substrates for immunoassay diagnostic tests, our in vitro diagnostic format technology and our synthetic ECM cell culture products.
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
     For financial accounting and reporting purposes, we treat our operating segments as one reportable segment. We made this determination because each operating segment has similar economic characteristics; a significant percentage of our employees provide support services (including research and development) to each operating segment; technology and products from each operating segment are marketed to the same or similar customers; each operating segment uses the same sales and marketing resources; and each operating segment operates in the same regulatory environment.
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
     In September 2008, following a strategic review of its business and product development portfolio, Merck gave notice that it was terminating the collaborative research and license agreement, as well as the supply agreement entered into in June 2007. This decision was not based on any concerns about the safety or efficacy of the I-vation system. The termination was effective December 16, 2008, and we have recognized revenue of approximately $45 million in the first six-months of fiscal 2009, principally from amounts that previously had been deferred and amortized under the accounting treatment required by Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) which totaled approximately $35 million and a $9 million milestone payment associated with the termination of the triamcinolone acetonide development program.
     In November 2008, we acquired a portfolio of intellectual property and collaborative drug delivery projects from PR Pharmaceuticals, Inc., a drug delivery company specializing in injectable, biodegradable sustained release formulations. Total consideration paid through March 31, 2009 was $4.0 million and PR Pharmaceuticals, Inc. is eligible to receive up to an additional $5.2 million in cash upon successful achievement of specified milestones. The proprietary technologies we acquired complement and enhance the existing portfolio of drug delivery capabilities available from SurModics and SurModics Pharmaceuticals by providing a broader toolkit for protein delivery and the ability to use smaller gauge needles for microparticle injections. In addition, the multiple customer development programs we assumed complement the diversified portfolio of customer projects at SurModics Pharmaceuticals and we believe will further leverage the investment we are making in cGMP manufacturing facilities.
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
Results of Operations

	Three Months Ended March 31,
	2009	2008	$ Increase	% Increase
	(Dollars in thousands)		(Decrease)	(Decrease)
Revenue:
Therapeutic
Cardiovascular	$9,570	$12,408	$(2,838)	(23)%
Ophthalmology	3,710	3,036	674	22%
Other Markets	2,925	4,772	(1,847)	(39)%

Total Therapeutic	16,205	20,216	(4,011)	(20)%
Diagnostic	4,720	5,491	(771)	(14)%

Total revenue	$20,925	$25,707	$(4,782)	(19)%

     Revenue. Revenue for the second quarter of fiscal 2009 was $20.9 million, a decrease of $4.8 million, or 19%, compared with the second quarter of fiscal 2008. The decreases in Therapeutic and Diagnostic segment revenue, as detailed in the table above, are further explained in the narrative below.
     Therapeutic. Revenue in the Therapeutic segment was $16.2 million in the second quarter of fiscal 2009, a 20% decrease compared with $20.2 million in the prior-year period. The decrease in total revenue is driven by lower royalties and license fees as well as lower research and development revenue. Therapeutic revenue is further characterized by the market-focused areas detailed above.
     Cardiovascular derives a substantial amount of revenue from royalties and license fees and product sales attributable to Cordis Corporation, a Johnson & Johnson company, on its CYPHER® Sirolimus-eluting Coronary Stent. The CYPHER® stent incorporates a proprietary SurModics polymer coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in coronary artery lesions. The CYPHER® stent faces continuing competition from Boston Scientific, Medtronic, and Abbott. These stents compete directly with the CYPHER® stent both domestically and internationally. We also receive a royalty on sales of the Medtronic Endeavor® drug-eluting stent system incorporating our hydrophilic technology, which recently received regulatory approval in Japan. In addition to competition among the various players, the total size of the drug-eluting stent market has decreased significantly in the past two years as a result of concerns about product safety, mostly related to potential clotting associated with stents. Therefore, future royalty and reagent sales revenue could decrease due to lower CYPHER® stent sales as a result of the overall market contraction and the ongoing and expected future competition. We anticipate that quarterly royalty revenue from the CYPHER® stent may be volatile throughout fiscal 2009 and beyond as the various marketers of drug-eluting stents compete in the marketplace and as others enter the marketplace.
     Cardiovascular revenue decreased $2.8 million, or 23%, in the second quarter of fiscal 2009, compared with the second quarter of fiscal 2008 principally as a result of lower royalties and license fees and research and development revenue. Our broad portfolio of revenue streams helped dampen the decrease in royalty revenue from Cordis as a result of 37% lower CYPHER® sales.
     Ophthalmology revenue increased $0.7 million, or 22%, in the second quarter of fiscal 2009, compared with the second quarter of fiscal 2008. Increased research and development revenue, including final billings to Merck associated with services rendered and materials provided, was the key contributor, as our technical teams are working on multiple customer projects spread across various platforms for drug delivery in the eye.

     Other Markets revenue decreased $1.8 million, or 39%, in the second quarter of fiscal 2009, compared with the second quarter of fiscal 2008. Lower research and development revenue and product sales were the main contributors to the decrease. Other Markets revenue is derived from more than 50 customers.
     Diagnostic. Revenue in the Diagnostic segment was $4.7 million in the second quarter of fiscal 2009, a decrease of 14% compared with $5.5 million in the prior-year period. This decrease was attributable to lower royalties and license fees in the second quarter of fiscal 2009. Royalties and license fees will likely decrease in the remaining quarters of fiscal 2009. Diagnostic derives a significant percentage of revenue from Abbott Laboratories. Royalty revenue generated under our diagnostic format patent license agreement with Abbott Laboratories (the “Abbott Agreement”) decreased 28% compared with the three-months ended March 31, 2008 and is expected to cease following the expiration of the licensed patents, which occurred in December 2008. Product sales in the Diagnostic segment increased 37% compared with the first quarter of fiscal 2009 as customers increased their inventory investment.
     Product costs. Product costs were $1.8 million in the second quarter of fiscal 2009, compared with $2.2 million in the prior-year period. The $0.4 million decrease in product costs principally reflects lower product sales. Overall product margins averaged 62%, compared with 54% reported last year. The increase in product margins reflects the changing mix of products sold in the current period.
     Research and development expenses. Research and development expenses were $8.5 million for the second quarter, a decrease of 18% compared with the second quarter of fiscal 2008. The decrease principally reflects lower research and development outlays for materials, lower headcount, which has decreased by sixteen and eighteen employees compared with March 31 and September 30, 2008, respectively, and benefits of a more centralized research and development function which resulted from our November 2008 restructuring.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $4.4 million for the three months ended March 31, 2009, a decrease of $1.6 million, or 27%, compared with the three months ended March 31, 2008. The prior-year period included $1.6 million of additional stock-based compensation expenses principally as a result of transitions on our Board of Directors.
     Other income. Other income was $0.4 million in the second quarter of fiscal 2009, compared with $1.2 million in the second quarter of fiscal 2008. Income from investments was $0.4 million, compared with $1.1 million in the prior-year period. The decrease primarily reflects lower investment balances and lower yields generated from our investment portfolio as interest rates declined over the past twelve months. In fiscal 2008 there was an additional $0.1 million in other income principally from realized gains in our investment portfolio.
     Income tax expense. The income tax provision was $2.4 million in the second quarter of fiscal 2009, compared with $3.3 million in the prior-year period. The effective tax rate was 36.3%, compared with 38.9% in the prior-year period. The decrease in the effective tax rate is primarily attributable to state tax exposures and stock options which generated tax rate benefits of 0.8% and 0.5%, respectively.

	Six Months Ended March 31,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)
Revenue:
Therapeutic
Cardiovascular	$19,973	$24,875	$(4,902)	(20)%
Ophthalmology	48,482	4,513	43,969	974%
Other Markets	6,697	9,150	(2,453)	(27)%

Total Therapeutic	75,152	38,538	36,614	95%
Diagnostic	8,989	10,998	(2,009)	(18)%

Total revenue	$84,141	$49,536	$34,605	70%

     Revenue. Total revenue for the first six months of fiscal 2009 was $84.1 million, an increase of $34.6 million or 70% compared with the same period of fiscal 2008. The increase in Therapeutic segment revenue more than offset the decrease in the Diagnostic segment, as detailed in the table above and further explained in the narrative below.
     Therapeutic. Revenue in the Therapeutic segment was $75.1 million in the first six months of fiscal 2009, a 95% increase compared with $38.5 million in the prior-year period. The increase in total revenue reflects the recognition of revenue of approximately $45 million associated with the terminated Merck collaborative research and license agreement. Excluding these significant event-specific items, revenue decreased $8.4 million, or 22%. Therapeutic revenue is further characterized by the market-focused areas detailed above.

     Cardiovascular revenue decreased $4.9 million, or 20%, in the first six months of fiscal 2009, compared with the first six months of fiscal 2008, with the decrease principally in royalties and license fees. Our royalty revenue from Cordis decreased approximately 36%, which is comparable to the decrease in Cordis CYPHER® sales.
     Ophthalmology revenue increased $44.0 million, in the first six months of fiscal 2009, compared with the first six months of fiscal 2008. The significant increase relates principally to the recognition of approximately $35 million of previously deferred revenue associated with the terminated collaborative research and license agreement with Merck and $9 million from a milestone payment associated with the termination of the triamcinolone acetonide development program.
     Ophthalmology revenue, excluding the Merck event-specific items in the first six months of fiscal 2009 and amortization of revenue in the first six months of fiscal 2008, decreased $0.1 million, or 3%, principally as a result of lower royalties and license fees.
     Other Markets revenue decreased $2.5 million, or 27%, in the first six months of fiscal 2009, compared with the first six months of fiscal 2008. Lower research and development revenue and product sales were the main contributors to the decrease. Selected customers have delayed or slowed down projects in fiscal 2009 based on various factors including current economic conditions.
     Diagnostic. Revenue in the Diagnostic segment was $9.0 million in the first six months of fiscal 2009, a decrease of 18% compared with $11.0 million in the prior-year period. This decrease was attributable to lower royalties and license fees as well as lower product sales in the first six months of fiscal 2009. Royalty revenue generated under our diagnostic format patent license agreement with Abbott Laboratories declined approximately 20% compared with the six months ended March 31, 2008.
     Product costs. Product costs were $3.4 million in the first six months of fiscal 2009, compared with $4.1 million in the prior-year period. The $0.7 million decrease in product costs principally reflects lower product sales. Overall product margins averaged 61%, compared with 58% reported last year. The increase in product margins reflects the changing mix of products sold in the first six months of fiscal 2009.
     Research and development expenses. Research and development expenses were $17.8 million for the first six months of fiscal 2009, a decrease of 10% compared with the first six months of fiscal 2008. The decrease was primarily driven by reduced outlays for materials, lower headcount, additional monitoring of expenses as well as benefits from our November 2008 restructuring.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $9.1 million for the six months ended March 31, 2009, a decrease of 15% compared with the prior-year period. The prior-year period included $1.6 million of stock-based compensation expenses principally as a result of transitions on our Board of Directors. Our headcount remained constant in both periods and lower outside service costs were offset by higher facilities expenses.
     Purchased in-process research and development. In November 2008, we acquired certain assets comprised of intellectual property and collaborative programs from PR Pharmaceuticals, Inc. The fair value of $3.2 million associated with the in-process research and development intangible asset was determined by management and recognized as an expense in the six months ended March 31, 2009.
     Restructuring charges. In November 2008, we announced a functional reorganization to better serve our customers and improve our operating performance. As a result of the reorganization, we eliminated 15 positions, or approximately 5% of our workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the first quarter of fiscal 2009. The reorganization also resulted in our vacating a leased office facility in Eden Prairie, Minnesota, consolidating into its owned office and research facility also in Eden Prairie.
     We recorded total restructuring charges of approximately $1.8 million in connection with the reorganization. These pre-tax charges consisted of $0.5 million of severance pay and benefits expenses and $1.3 million of facility-related costs. The restructuring is expected to result in $2.2 million in annualized cost savings. We anticipate the majority of the costs to be paid in the next twenty-one months.
     Other income. Other income was $1.0 million in the first six months of fiscal 2009, compared with $2.9 million in the first six months of fiscal 2008. Income from investments was $1.1 million, compared with $2.0 million in the prior-year period. The decrease primarily reflects lower investment balances and lower yields generated from our investment portfolio as interest rates declined over the past twelve months. We also recognized our pro rata net loss on our equity method investments, partially offset by $0.3 million of gains on our investment portfolio in fiscal 2009. In fiscal 2008, other income included a $0.9 million gain on our investment in ForSight Newco II, which was acquired by QLT Inc. in October 2007. Partially offsetting this gain was our pro rata net loss on our equity method investments.
     Income tax expense. The income tax provision was $18.6 million in the first six months of fiscal 2009, compared with $6.9 million in the prior-year period. The effective tax rate was 37.2%, compared with 39.1% in the prior-year period. The decrease in the effective tax rate is primarily attributable to differences related to state tax exposures and stock options which generated tax rate benefits of 0.8% and 0.5%, respectively.

Liquidity and Capital Resources
     As of March 31, 2009, the Company had working capital of $20.7 million. Working capital decreased $13.3 million compared with September 30, 2008 driven principally by lower cash and cash equivalents balances, lower accounts receivable and lower prepaid balances partially offset by lower deferred revenue as the contract with Merck was terminated. Our cash, cash equivalents and short-term and long-term investments totaled $58.9 million at March 31, 2009, a $13.1 million decrease from $72.0 million at September 30, 2008. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company’s policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while meeting or exceeding a benchmark (Merrill Lynch 1-3 Year Government-Corporate Index) total rate of return. Management plans to continue to direct its investment advisors to manage the Company’s investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its investments.
     We had cash flows from operating activities of approximately $16.9 million in the first six months of fiscal 2009, compared with $8.9 million in the first six months of fiscal 2008. The increase compared with prior-year results primarily reflects receipt of a $9 million milestone payment from Merck in October 2008.
     In November 2007, our Board of Directors authorized the repurchase of $35.0 million of the Company’s common stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date. During the six months ended March 31, 2009, the Company repurchased 623,748 shares for $15.0 million at an average price of $24.05 per share, leaving $7.3 million remaining available for future purchases under the repurchase program.
     In February 2009, we entered into a two-year $25.0 million unsecured revolving credit facility with Wells Fargo, N.A. as sole lead arranger and administrative agent. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based upon our funded debt to EBITDA ratio. In connection with the credit facility, we are required to maintain certain financial and nonfinancial covenants. As of March 31, 2009, we had no borrowings outstanding under this credit facility and were not in violation of any of the covenants.
     As of March 31, 2009, we had no debt outstanding. We believe that our existing cash, cash equivalents and investments, together with cash flow from operations and availability under the revolving credit facility, will provide liquidity sufficient to meet our needs for the foreseeable future. Our remaining anticipated liquidity needs for fiscal 2009 include but are not limited to the following: capital expenditures related to our Alabama facilities in the range of $14 million to $17 million; general capital expenditures in the range of $1 million to $5 million; contingent consideration payments associated with our fiscal 2009 acquisition of certain assets from PR Pharmaceuticals, Inc. in the range of $1 million to $2 million; contingent consideration payments associated with our fiscal 2007 acquisition of Brookwood Pharmaceuticals, Inc. (now SurModics Pharmaceuticals, Inc.) of $3 million; and any amounts associated with the repurchase of common stock under the authorization discussed above.
     As of March 31, 2009, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.
Forward-Looking Statements
     Certain statements contained in this report and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. The Company’s forward-looking statements generally relate to our growth strategy, financial prospects, expense expectations, product development programs, sales efforts, sufficiency of capital resources, the impact of the Cordis agreement and other significant customer agreements. You should carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement.
     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others:

•	the Company’s significant reliance on our relationship with Cordis, which causes our financial results and stock price to be subject to factors affecting Cordis and its CYPHER® stent program, including among others, the rate of market penetration by Cordis, the timing of market introduction of competing products, product safety or efficacy concerns and intellectual property litigation the outcome of which could adversely affect the royalty revenue we derive based on the sales of licensed products;

•	general economic conditions we are subject to which are beyond our control, including the impact of recession, business investment and changes in consumer confidence;

•	frequent intellectual property litigation in the medical device and pharmaceutical industries that may directly or indirectly adversely affect our customers’ ability to market their products incorporating our technologies;

•	our ability to protect our own intellectual property;

•	healthcare reform efforts and reimbursement rates for medical device and pharmaceutical products that may adversely affect our customers’ ability to cost-effectively market and sell devices and pharmaceuticals incorporating our technologies;

•	the Company’s ability to attract new licensees and to enter into agreements for additional product applications with existing licensees, the willingness of potential licensees to sign license agreements under the terms offered by the Company, changes in the development and marketing priorities of our licensees and development partners and the Company’s ability to maintain satisfactory relationships with our licensees;

•	the Company’s ability to increase the number of market segments and applications that use our technologies through our sales and marketing and research and development efforts;

•	the Company’s ability to facilitate the creation of new market segments and applications that incorporate our technologies through strategic investment and research and development support;

•	market acceptance of products sold by customers incorporating our technologies and the timing of new product introductions by licensees;

•	market acceptance of products sold by our customers’ competitors and the timing and pricing of new product introductions by customers’ competitors;

•	the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances or approvals, which may result in lost market opportunities or postpone or preclude product commercialization by licensees;

•	efficacy or safety concerns with respect to products marketed by us and our licensees, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales;

•	the ability to secure raw materials for reagents the Company sells;

•	the Company’s ability to successfully manage clinical trials and related foreign and domestic regulatory processes for the I-vation TM intravitreal implant or other products under development by the Company, whether delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances or approvals postpone or preclude product commercialization of the intravitreal implant or other products, and whether the intravitreal implant and any other products remain viable commercial prospects;

•	product liability claims not covered by insurance;

•	the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors;

•	the trend of consolidation in the medical device and pharmaceutical industry, resulting in more significant, complex and long term contracts than in the past and potentially greater pricing pressures;

•	the Company’s ability to identify suitable businesses to acquire or with whom to form strategic relationships to expand our technology development and commercialization, our ability to successfully integrate the operations of companies it may acquire from time to time and our ability to create synergies from acquisitions and other strategic relationships;

•	the Company’s ability to successfully internally perform certain product development activities and governmental and regulatory compliance activities which the Company has not previously undertaken in any significant manner;

•	our ability to successfully complete construction of our manufacturing facility in Birmingham, Alabama and attract customers to utilize the facility’s manufacturing capabilities;

•	acts of God or terrorism which impact the Company’s personnel or facilities; and

•	other factors described in the “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K, which you are encouraged to read carefully.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Except as noted in this Item 3, there have been no material changes in our exposure to market risk or to our quantitative and qualitative disclosures about market risk as disclosed in our Form 10-K for the fiscal year ended September 30, 2008.
     The Company’s investment policy requires the Company to invest in high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $854,000 decrease in the fair value of the Company’s available-for-sale and held-to-maturity securities as of March 31, 2009, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), pursuant to Rule13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2009, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Controls
     There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has integrated the accounting system used by BioFX Laboratories, Inc. into SurModics’ corporate accounting platform. Management does not currently believe that this implementation has adversely affected the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     There have been no material developments in the legal proceedings previously disclosed in our Form 10-K for the fiscal year ended September 30, 2008.
Item 1A. Risk Factors.
     There have been no material changes from risk factors as previously disclosed in our Form 10-K for the fiscal year ended September 30, 2008 in response to Item 1A to Part I of Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Equity Securities
     The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2009, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

			(c)	(d)
			Total Number	Dollar
			of Shares	Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)

1/01/09 — 1/31/09	125,183	$26.05	124,600	$7,333,728
2/01/09 — 2/28/09	0	NA	0	$7,333,728
3/01/09 — 3/31/09	2,592	$18.03	0	$7,333,728

Total	127,775	$25.89	124,600	$7,333,728

(1)	The purchases in this column included shares repurchased as part of our publicly announced program and in addition include 3,175 shares that were repurchased by the Company to satisfy tax withholding obligations in connection with so-called “stock swap exercises” related to the vesting of restricted stock awards.

(2)	On November 15, 2007, our Board of Directors announced the authorization of the repurchase of $35 million of outstanding common stock. As of March 31, 2009, we have repurchased a cumulative 921,648 shares at an average price of $30.02 per share. Under the current authorization the Company has $7.3 million available for authorized share repurchases as of March 31, 2009, and such authorization has no expiration date.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     The information disclosed under Part II Item 4 of our Form 10-Q for the period ended December 31, 2008 is incorporated herein by reference.
Item 5. Other Information.
     Not Applicable.

Item 6. Exhibits.

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, SEC File No. 0-23837
3.2	Restated Bylaws — incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, SEC File No. 0-23837
10.1	Credit Agreement dated as of February 27, 2009, by and between SurModics, Inc. and Wells Fargo Bank, N.A. as Sole Lead Arranger and Administrative Agent — incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed March 4, 2009, SEC File No. 0-23837
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

**	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2009	SurModics, Inc.
	By:	/s/ Philip D. Ankeny
Philip D. Ankeny
Senior Vice President and Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended December 31, 2008
SURMODICS, INC.

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, SEC File No. 0-23837
3.2	Restated Bylaws — incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, SEC File No. 0-23837
10.1	Credit Agreement dated as of February 27, 2009, by and between SurModics, Inc. and Wells Fargo Bank, N.A. as Sole Lead Arranger and Administrative Agent — incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed March 4, 2009, SEC File No. 0-23837
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

**	Filed herewith.