Form 10-Q
period 2009-06-30
SURMODICS INC
filed 2009-08-07
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of July 31, 2009 was 17,475,291.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SurModics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2009	2008
(In thousands, except share data)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,744	$15,376
Short-term investments	16,161	9,251
Accounts receivable, net of allowance for doubtful accounts of $146 and $135 as of June 30, 2009 and September 30, 2008, respectively	11,914	14,589
Inventories	3,109	2,651
Deferred tax asset	481	1,058
Prepaids and other	1,151	3,584

Total current assets	38,560	46,509

Property and equipment, net	61,583	41,897
Long-term investments	29,598	47,351
Deferred tax asset	2,356	11,099
Intangible assets , net	18,233	16,870
Goodwill	21,070	18,001
Other assets, net	10,288	9,301

Total assets	$181,688	$191,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,791	$3,466
Accrued liabilities	3,261	4,422
Deferred revenue	1,127	4,335
Other current liabilities	654	303

Total current liabilities	8,833	12,526
Deferred revenue, less current portion	635	33,243
Other long-term liabilities	4,717	3,453

Total liabilities	14,185	49,222

Stockholders’ Equity
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 17,468,530 and 18,030,270 shares issued and outstanding	873	901
Additional paid-in capital	64,350	74,573
Accumulated other comprehensive income (loss)	1,000	(107)
Retained earnings	101,280	66,439

Total stockholders’ equity	167,503	141,806

Total liabilities and stockholders’ equity	$181,688	$191,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In thousands, except per share data)	(unaudited)		(unaudited)
Revenue
Royalties and license fees	$8,200	$13,587	$65,999	$40,574
Product sales	5,130	4,447	13,762	14,354
Research and development	4,856	6,242	22,566	18,884

Total revenue	18,186	24,276	102,327	73,812

Operating costs and expenses
Product costs	1,988	1,773	5,341	5,902
Research and development	7,627	10,511	25,464	30,415
Selling, general and administrative	3,910	4,808	12,996	15,559
Purchased in-process research and development	—	—	3,200	—
Restructuring charges	—	—	1,798	—

Total operating costs and expenses	13,525	17,092	48,799	51,876

Income from operations	4,661	7,184	53,528	21,936

Other income
Investment income	384	677	1,515	2,681
Other income (loss), net	410	(51)	281	849

Other income	794	626	1,796	3,530

Income before income taxes	5,455	7,810	55,324	25,466
Income tax provision	(1,916)	(3,010)	(20,484)	(9,913)

Net income	$3,539	$4,800	$34,840	$15,553

Basic net income per share	$0.20	$0.27	$2.00	$0.86

Diluted net income per share	$0.20	$0.26	$1.99	$0.85

Weighted average shares outstanding
Basic	17,356	18,073	17,458	18,058
Dilutive effect of outstanding stock options	23	249	34	315

Diluted	17,379	18,322	17,492	18,373
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,
	2009	2008
(In thousands)	(unaudited)
Operating Activities:
Net income	$34,840	$15,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,352	4,501
Gain on equity method investment and sales of investments	(200)	(807)
Amortization of premium on investments	104	36
Stock-based compensation	4,988	7,181
Purchased in-process research and development	3,200	—
Restructuring charges	1,798	—
Deferred taxes	8,616	(4,339)
Excess tax benefits from exercise of stock options	241	(936)
Other	(250)	65
Change in operating assets and liabilities:
Accounts receivable	2,675	(8,598)
Inventories	(458)	(476)
Accounts payable and accrued liabilities	(3,261)	(369)
Income taxes	3,302	(3,945)
Deferred revenue	(35,816)	13,151
Prepaids and other	638	1,583

Net cash provided by operating activities	24,769	22,600

Investing Activities:
Purchases of property and equipment	(21,660)	(16,849)
Purchases of available-for-sale investments	(28,465)	(13,601)
Sales/maturities of available-for-sale investments	40,407	21,459
Purchases of held-to-maturity investments	—	(6,485)
Business acquisition	(8,585)	(2,996)
Purchase of licenses and patents	(631)	(1,225)
Investment in other strategic assets	—	(2,513)
Collection of notes receivable	—	5,870
Cash restricted for land purchase	—	(1,640)
Other investing activities	(189)	(229)

Net cash used in investing activities	(19,123)	(18,209)

Financing Activities:
Excess tax benefits from exercise of stock options	(241)	936
Issuance of common stock	655	2,955
Repurchase of common stock	(14,998)	(6,717)
Purchase of common stock to fund employee taxes	(458)	(1,495)
Repayment of notes payable	(236)	(224)

Net cash used in financing activities	(15,278)	(4,545)

Net change in cash and cash equivalents	(9,632)	(154)
Cash and cash equivalents
Beginning of period	15,376	13,812

End of period	$5,744	$13,658

Supplemental Information
Cash paid for income taxes	$8,764	$18,093
Noncash transaction — acquisition of property, plant, and equipment on account	$2,467	$469
Noncash transaction — acquisition of intangible assets on account	$210	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Period Ended June 30, 2009
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three-month and nine-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire 2009 fiscal year.
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
     In September 2008, following a strategic review of Merck’s business and product development portfolio, Merck gave notice to SurModics of Merck’s intent to terminate the Merck Agreement as well as the supply agreement entered into in June 2007. The termination was effective December 16, 2008. The Company has recognized revenue of approximately $45 million in the first nine-months of fiscal 2009 principally from amounts that previously had been deferred and amortized under the accounting treatment required by EITF 00-21 and a milestone payment associated with the termination of the triamcinolone acetonide development program under the Merck Agreement.
(2) Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. The provisions of SFAS No. 157, as issued, were effective for SurModics on October 1, 2008. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS No. 157-2”), which delays the effective date of SFAS No. 157 from fiscal 2009 to fiscal 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As a result of the deferral, the Company has delayed the implementation of SFAS No. 157 provisions on the fair value of goodwill, other intangible assets and nonfinancial long-lived assets. The Company adopted SFAS No. 157 on October 1, 2008, the first day of fiscal 2009, for all financial assets and financial liabilities and for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS No. 157 for which the effective date has been delayed until fiscal year 2010 by FSP FAS No. 157-2 on its consolidated financial condition and results of operations. See Note 3 for additional information relating to the adoption of SFAS No. 157.
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
     In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS No. 142-3 is effective for the Company in fiscal 2010, with early adoption prohibited. The Company does not expect the adoption of FSP FAS No. 142-3 to have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2 and FAS No. 124-2”). FSP FAS No. 115-2 and FAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of FSP No. 115-2 and FAS No. 124-2 in the third quarter of fiscal 2009 did not have a material impact on the Company’s financial statements.
     In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB No. 28-1”). FSP FAS No. 107-1 and APB No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB No. 28-1, the Company is now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. The adoption of FSP FAS No. 107-1 and APB No. 28-1 in the third quarter of fiscal 2009 did not have a material impact on the Company’s financial statements. See Note 4 for additional information relating to the adoption of FSP FAS No. 107-1 and APB No. 28-1.
     In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The adoption of FSP FAS No. 157-4 in the third quarter of fiscal 2009 did not have a material impact on the Company’s financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes principles and requirements for subsequent events for potential recognition or disclosure in the financial statements, circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and disclosures an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for the Company in the third quarter of fiscal 2009 and requires the Company disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. See Note 17 for disclosures related to the adoption of SFAS No. 165.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS No. 168 is effective for financial statements issued by the Company for the annual period ended after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its consolidated financial statements.

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
The Company’s Level 1 asset consists of its investment in OctoPlus, N.V. (see Note 7 for further information).
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
The Company’s Level 3 assets include other U.S. government agency securities and a mortgage-backed security.
     Assets and Liabilities Measured at Fair Value on a Recurring Basis
     In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Total Fair
	Identical	Observable	Unobservable	Value as of
	Instruments	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2009
Assets:
Cash equivalents	$—	$4,672	$—	$4,672
Short-term investments	—	15,157	—	15,157
Long-term investments	—	23,877	439	24,316
Other assets	3,083	—	—	3,083

Total assets measured at fair value	$3,083	$43,706	$439	$47,228

     Short-term and Long-term investments disclosed in the condensed consolidated balance sheets include held-to-maturity investments totaling $6.3 million as of June 30, 2009.

     Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
     The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2009	2009
Balance, beginning of period	$47	$264
Total realized and unrealized gains:
Included in other comprehensive income	(6)	19
Purchases, issuances and settlements, net	(81)	455
Transfer in (out) of Level 3	479	(299)

Balance, end of period	$439	$439

     As of June 30, 2009, marketable securities measured at fair value using Level 3 inputs was comprised of $360,879 of U.S. government agency securities and $78,264 of a mortgage-backed security within the Company’s available-for-sale investment portfolio. These securities were measured using observable market data and Level 3 inputs due to the lack of market activity and liquidity. The fair value of these securities was based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuer of the securities.
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
(4) Investments
     Investments consist principally of U.S. government and government agency obligations and mortgage-backed securities and are classified as available-for-sale or held-to-maturity at June 30, 2009. Available-for-sale investments are reported at fair value with unrealized gains and losses net of tax excluded from operations and reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income (loss). This adjustment results in a new cost basis for the investment. Investments which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. If there is an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity, the Company will write down the security to fair value with a corresponding adjustment to other income (loss). Interest on debt securities, including amortization of premiums and accretion of discounts, is included in other income (loss). Realized gains and losses from the sales of debt securities, which are included in other income (loss), are determined using the specific identification method.

     The original cost, unrealized holding gains and losses, and fair value of available-for-sale investments as of June 30, 2009 and September 30, 2008 were as follows (in thousands):

	2009
	Original Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government obligations	$9,247	$234	$(9)	$9,472
Mortgage-backed securities	8,601	113	(183)	8,531
Municipal bonds	8,200	239	—	8,439
Asset-backed securities	3,336	60	(186)	3,210
Corporate bonds	9,819	2	—	9,821

Total	$39,203	$648	$(378)	$39,473

	2008
	Original Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government obligations	$18,440	$91	$(87)	$18,444
Mortgage-backed securities	10,147	46	(179)	10,014
Municipal bonds	11,022	153	(3)	11,172
Asset-backed securities	6,193	2	(171)	6,024
Corporate bonds	4,582	8	(33)	4,557

Total	$50,384	$300	$(473)	$50,211

          The original cost and fair value of investments by contractual maturity at June 30, 2009 were as follows (in thousands):

	Amortized
	Cost	Fair Value
Debt securities due within:
One year	$14,808	$14,865
One to five years	16,439	16,765
Five years or more	7,956	7,843

Total	$39,203	$39,473

          The following table summarizes sales of available-for-sale securities for the nine-month period ended June 30, 2009 (in thousands):

2009
Proceeds from sales	$40,407
Gross realized gains	$770
Gross realized losses	$(10)
          At June 30, 2009, the amortized cost and fair market value of held-to-maturity debt securities was $6.3 million and $6.4 million, respectively. Investments in securities designated as held-to-maturity consist of tax-exempt municipal bonds and have maturity dates ranging between one and five years from June 30, 2009.
(5) Acquisition
     PR Pharmaceuticals, Inc. On November 4, 2008, the Company’s SurModics Pharmaceuticals, Inc. (formerly Brookwood Pharmaceuticals, Inc.) subsidiary entered into an asset purchase agreement with PR Pharmaceuticals, Inc. (“PR Pharma”) whereby it acquired certain contracts and assets of PR Pharma for $3.4 million consisting of $2.9 million in cash on the closing date, additional consideration of $0.3 million upon successful achievement of specified milestones in the three months ended December 31, 2008 and $0.2 million in transaction costs. In the three months ended June 30, 2009, certain milestones were achieved resulting in additional payments of $1.5 million bringing the total payments to $5.5 million as of June 30, 2009. PR Pharma is eligible to receive up to an additional $3.6 million in cash upon the successful achievement of milestones for contract signing and invoicing, successful patent issuances and product development. Management believes this acquisition strengthens the Company’s portfolio of drug delivery technologies for the pharmaceutical and biotechnology industries. The purchase price was allocated to the fair value of the intangible assets acquired with a liability of $2.2 million recorded for contingent consideration to be paid. The purchase price was allocated as follows as of November 4, 2008 (in thousands):

Core technology	$1,400
Customer relationships	900
In-process research and development	3,200
Trade names	20
Non-compete agreements	50

Total purchase price	$5,570

     The acquired developed technology is being amortized on a straight-line basis over 18 years, customer relationships are being amortized over 9 years, and non-compete agreements are being amortized over 2 years. The trade names have a life of less than one year and have been amortized in the first quarter of fiscal 2009. As part of the acquisition, the Company recognized fair value associated with in-process research and development (IPR&D) of $3.2 million. The IPR&D was expensed on the date of acquisition and relates to polymer-based drug delivery systems. The value assigned to IPR&D is related to projects for which the related products have not achieved commercial feasibility and have no future alternative use. The amount of purchase price allocated to IPR&D was based on estimating the future cash flows of each project and discounting the net cash flows back to their present values. The discount rate used was determined at the time of acquisition in accordance with accepted valuation methods. These methodologies include consideration of the risk of the project not achieving commercial feasibility. The research efforts ranged from 5% to 50% complete at the date of acquisition. The Company used the Relief from Royalty valuation method to assess the fair value of the projects with a risk adjusted discount rate of 25%. The Company determined the method was appropriate based on the nature of the projects and future cash flow streams. The research and development work performed is billed to customers, in most cases, using standard commercial billing rates which include a reasonable markup. Accordingly, the Company has no fixed cost obligations to carry projects forward. There have been no significant changes to the development plans for the acquired incomplete projects. Significant net cash inflows would commence with the commercial launch of customer products that are covered by the intellectual property rights and related agreements acquired from PR Pharma.
(6) Inventories
     Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components (in thousands):

	June 30,	September 30,
	2009	2008
Raw materials	$1,345	$1,308
Finished products	1,764	1,343

Total	$3,109	$2,651

(7) Other Assets
     Other assets consist principally of strategic investments. The Company accounts for its strategic investments under the cost method, except for SurModics Pharmaceuticals’ investment in Aeon Biosience, which is accounted for under the equity method. The Company accounts for its investment in OctoPlus N.V. common stock as an available-for-sale investment rather than a cost method investment following an initial public offering of OctoPlus N.V. common stock in October 2006. Available-for-sale investments are reported at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations, recorded in the other income (loss) section of the condensed consolidated statements of income. The Company’s original investment in OctoPlus N.V. totaled $6.0 million and was adjusted to $1.7 million in fiscal 2008 based on a significant decline in the stock price of OctoPlus N.V. that was determined to be an other-than-temporary impairment. The Company made an investment in Paragon Intellectual Properties, LLC (“Paragon”) and a Paragon subsidiary, Apollo Therapeutics, LLC (“Apollo”). In October 2008, Paragon, announced that it had restructured, along with its subsidiaries, including Apollo, moving from a limited liability company with seven subsidiaries to a single C-corporation named Nexeon MedSystems, Inc. The Company accounted for the investments in Paragon and Apollo under the equity method in the first quarter of fiscal 2009, as both entities reported results to us on a one-quarter lag. Commencing in the second quarter of fiscal 2009, the Company accounts for the investment in Nexeon under the cost method as the Company’s ownership level is less than 20%.
     Other assets consisted of the following components (in thousands):

	June 30,	September 30,
	2009	2008
Investment in OctoPlus N.V.	$3,083	$1,714
Investment in Nexeon MedSystems	5,151	5,388
Investment in ThermopeutiX	1,185	1,185
Investment in Novocell	559	559
Other	310	455

Other assets	$10,288	$9,301

     The Company recognized revenue of $0.6 million and $0.5 million for the three-month periods ended June 30, 2009 and 2008, respectively, and recognized revenue of $1.2 million and $3.0 million for the nine-month periods ended June 30, 2009 and 2008, respectively, from activity with companies in which it had a strategic investment.
(8) Intangible Assets
     Intangible assets consist principally of acquired patents and technology, customer relationships, licenses, and trademarks. The Company recorded amortization expense of $0.4 million and $0.7 million for the three-month periods ended June 30, 2009 and 2008, respectively. The Company recorded amortization expense of $1.7 million and $2.2 million for the nine-month periods ended June 30, 2009 and 2008, respectively.
     Intangible assets consisted of the following (in thousands):

	Useful life	June 30,	September 30,
	(in years)	2009	2008
Customer list	9 – 11	$8,657	$7,340
Abbott license	4	—	7,037
Core technology	8 – 18	8,330	6,930
Patents and other	2 – 20	3,542	3,398
Trademarks		600	580
Less accumulated amortization of intangible assets		(2,896)	(8,415)

Intangible assets, net		$18,233	$16,870

     The Abbott license was fully amortized as of June 30, 2009. The original cost and accumulated amortization have been removed from the June 30, 2009 amounts presented.
     Based on the intangible assets in service as of June 30, 2009, estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

Remainder of 2009	$401
2010	1,656
2011	1,633
2012	1,631
2013	1,631
2014	1,631
     Future amortization amounts presented above are estimates. Actual future amortization expense may be different, due to future acquisitions, impairments, changes in amortization periods, or other factors.
(9) Goodwill
     Goodwill represents the excess of the cost of the acquired entities over the fair value assigned to the assets purchased and liabilities assumed in connection with the Company’s acquisitions. The carrying amount of goodwill is evaluated annually, and between annual evaluations if events occur or circumstances change indicating that the carrying amount of goodwill may be impaired.
     In the second quarter of fiscal 2009 a milestone was achieved associated with the July 2007 acquisition of SurModics Pharmaceuticals, Inc. (formerly Brookwood Pharmaceuticals, Inc.) and $3 million of additional purchase price was recorded as an increase to goodwill.
(10) Revolving Credit Facility
     In February 2009, the Company entered into a two-year $25.0 million unsecured revolving credit facility. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based upon the Company’s funded debt to EBITDA ratio. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of June 30, 2009, the Company had no debt outstanding under this credit facility and was in compliance with all covenants.

(11) Stock-based Compensation
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

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Product costs	$19	$44	$65	$131
Research and development	747	867	2,566	2,743
Selling, general and administrative	590	919	2,357	4,307

Total	$1,356	$1,830	$4,988	$7,181

     As of June 30, 2009, approximately $10.0 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.4 years. The unrecognized compensation costs include $3.9 million associated with performance share awards that are currently not anticipated to be fully expensed.
Stock Option Plans
     The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the three-month periods ended June 30, 2009 and 2008 was $7.28 and $13.72, respectively. The weighted average fair value of options granted during the nine-month periods ended June 30, 2009 and 2008 was $8.39 and $18.46, respectively. The assumptions used as inputs in the model were as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Risk-free interest rates	2.0%	2.9%	2.2%	3.2%
Expected life (years)	4.8	4.1	4.8	5.1
Expected volatility	40.2%	33.9%	38.2%	39.7%
Dividend yield	0%	0%	0%	0%
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
     The total pre-tax intrinsic value of options exercised during the three-month periods ended June 30, 2009 and 2008 was $145,000 and $1,387,000, respectively. During the nine-month periods ended June 30, 2009 and 2008, the total pre-tax intrinsic value of options exercised was $242,000 and $2,455,000, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period end.
Restricted Stock Awards
     The Company has entered into restricted stock agreements with certain key employees, covering the issuance of Common Stock (“Restricted Stock”). Under SFAS 123(R), these shares are considered to be non-vested shares. The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. The stock-based compensation table above includes Restricted Stock expenses of $330,000, and $1,464,000 during three-month and nine-month periods ended June 30, 2009, respectively, and $474,000 and $1,680,000 for the three-month and nine-month periods ended June 30, 2008, respectively.

Performance Share Awards
     Historically, the Company has entered into performance share agreements with certain key employees, covering the issuance of Common Stock (“Performance Shares”). The Performance Shares vest upon the achievement of certain performance objectives, which must be achieved during the performance period. Compensation is recognized in each period based on management’s best estimate of the achievement level of the grants’ specified performance objectives and the resulting vesting amounts. For the three-month and nine-month periods ended June 30, 2009, the Company reversed expenses previously recognized of $144,000 and $173,000, respectively, associated with the Performance Shares granted. The Company recognized expenses of $867,000 and $1,175,000 for the three-month and nine-month periods ended June 30, 2008, respectively. The stock-based compensation table above includes the Performance Shares expenses.
1999 Employee Stock Purchase Plan
     Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 200,000 shares of Common Stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s Common Stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of June 30, 2009 and 2008, there were $221,000 and $216,000 of employee contributions, respectively, included in accrued liabilities in the accompanying condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three-month periods ended June 30, 2009 and 2008 totaled $72,000 and $58,000, respectively. Stock compensation expense for the nine-month periods ended June 30, 2009 and 2008 totaled $193,000 and $141,000, respectively. The stock-based compensation table above includes the Stock Purchase Plan expenses.
(12) Restructuring Charges
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
     The following table summarizes the restructuring accrual activity for the first nine months of fiscal 2009 (in thousands):

	Employee	Facility-
	severance and	related
	benefits	costs	Total
Balance at September 30, 2008	$—	$—	$—
Accruals during the period	523	1,275	1,798
Cash payments	(513)	(139)	(652)

Balance at June 30, 2009	$10	$1,136	$1,146

     The charges above have been shown separately as restructuring charges on the condensed consolidated statements of income. The remaining accrual as of June 30, 2009 relates to facility-related costs that are expected to be paid within the next 18 months. As such, the current portion totaling $0.6 million is recorded as a current liability within other accrued liabilities and the long-term portion totaling $0.5 million is recorded as a long-term liability within other long-term liabilities on the condensed consolidated balance sheets.

(13) Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$3,539	$4,800	$34,840	$15,553
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	980	(1,575)	1,586	(2,457)
Less reclassification adjustment for realized gains included in net income, net of tax	(285)	(39)	(479)	(843)

Other comprehensive income (loss)	695	(1,614)	1,107	(3,300)

Comprehensive income	$4,234	$3,186	$35,947	$12,253

(14) Income Taxes
     The Company recorded income tax provisions of $1.9 million and $3.0 million for the three-month periods ended June 30, 2009 and 2008, respectively, representing effective tax rates of 35.1% and 38.5%, respectively. The Company recorded income tax provisions of $20.5 million and $9.9 million for the nine-month periods ended June 30, 2009 and 2008, respectively, representing effective tax rates of 37.0% and 38.9%, respectively. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to state taxes.
     The federal tax credit for research activities expired as of December 31, 2007. The credit for research activities for the three-months ended December 31, 2007 has been included in the fiscal 2008 tax provision. The October 2008 adoption of the Emergency Economic Stabilization Act of 2008, retroactively extended the term of the research credit through 2009. During the nine-month period ended June 30, 2009, the Company recognized a discrete benefit of approximately $120,000 related to the nine-month period ended September 30, 2008. The tax credit for research activities for the 2009 fiscal year is expected to approximate $170,000.
     The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of June 30, 2009 and September 30, 2008, respectively, are $1.8 million and $1.3 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next twelve months. Interest and penalties related to the unrecognized tax benefits are recorded in income tax expense.
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
(15) Operating Segments
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
     Each business unit has similar economic characteristics, technology, manufacturing processes, customers, regulatory environments, and shared infrastructures. The Company manages its expenses on a company-wide basis, as many costs and activities are shared among the business units. The focus of the business units is providing solutions to customers and maximizing financial performance over the long term. The accounting policies for segment reporting are the same as for the Company as a whole. The table below presents revenue from the segments, with Therapeutic broken out further by market-focused area, for the three-month and nine-month periods in fiscal 2009 and 2008, (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Therapeutic
Cardiovascular	$10,063	$11,624	$30,036	$36,499
Ophthalmology	1,770	3,151	50,252	7,664
Other Markets	3,500	3,798	10,197	12,948

Total Therapeutic	15,333	18,573	90,485	57,111
Diagnostic	2,853	5,703	11,842	16,701

Total revenue	$18,186	$24,276	$102,327	$73,812

(16) Share Repurchases
     In November 2007, the Company’s Board of Directors authorized the repurchase of $35.0 million of the Company’s common stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date. During the nine months ended June 30, 2009, the Company repurchased 623,748 shares for $15.0 million at an average price of $24.05 per share in open-market transactions. As of June 30, 2009, $7.3 million remains authorized and available for future purchases under the repurchase program.
(17) Subsequent Events
     Subsequent events have been evaluated through August 7, 2009, the date the financial statements were issued.
     On July 31, 2009, SurModics Pharmaceuticals was named as a defendant in a lawsuit associated with SurModics’ acquisition of SurModics Pharmaceuticals. Pursuant to the terms of the stock purchase agreement with Southern Research Institute (“SRI”), the Company has notified SRI of its intent to claim indemnification from SRI and no expenses or liabilities related to this lawsuit have been included in the Company’s financial statements. SurModics Pharmaceuticals intends to vigorously defend itself in the lawsuit.
     On August 7, 2009 the Company made a $2 million strategic investment in a private medical technology company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Understanding Our Financial Information
     References in the Management’s Discussion and Analysis of Financial Condition and Results of Operations to “Company,” “we,” “our,” or “us,” refer to SurModics, Inc. together with its consolidated subsidiaries. The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of SurModics, Inc. For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. In addition, you should read this discussion along with our condensed consolidated financial statements and related Notes thereto as of June 30, 2009.
Overview
     SurModics is a leading provider of drug delivery and surface modification technologies to the healthcare industry. In November 2008, we announced a change in our organizational structure into four clinically and market focused business units: Cardiovascular, Ophthalmology, In Vitro Technologies, and SurModics Pharmaceuticals (formerly Brookwood Pharmaceuticals). We believe that this structure will improve the visibility, marketing and adoption of the Company’s broad array of technologies within specific markets and help our customers in the medical device, pharmaceutical and life science industries better solve unmet clinical needs. In addition, a new centralized research and development function has been formed to serve the needs of the Company’s clinically and market focused business units. SurModics Pharmaceuticals’ research and development operations remained unchanged.
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
     In September 2008, following a strategic review of its business and product development portfolio, Merck gave notice that it was terminating the collaborative research and license agreement, as well as the supply agreement entered into in June 2007. This decision was not based on any concerns about the safety or efficacy of the I-vation system. The termination was effective December 16, 2008, and we have recognized revenue related to the termination of approximately $45 million in the first nine-months of fiscal 2009, principally from amounts that previously had been deferred and amortized under the accounting treatment required by Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”)

which totaled approximately $35 million and from a $9 million milestone payment associated with the termination of the triamcinolone acetonide development program.
     In November 2008, we acquired a portfolio of intellectual property and collaborative drug delivery projects from PR Pharmaceuticals, Inc., a drug delivery company specializing in injectable, biodegradable sustained release formulations. Total consideration paid through June 30, 2009 was $5.5 million and PR Pharmaceuticals, Inc. is eligible to receive up to an additional $3.6 million in cash upon successful achievement of specified milestones. The proprietary technologies we acquired complement and enhance the existing portfolio of drug delivery capabilities available from SurModics and SurModics Pharmaceuticals by providing a broader toolkit for protein delivery and the ability to use smaller gauge needles for microparticle injections. In addition, the multiple customer development programs we assumed complement the diversified portfolio of customer projects at SurModics Pharmaceuticals and we believe will further leverage the investment we are making in cGMP manufacturing facilities.
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
Results of Operations — third quarter of fiscal 2009 compared with third quarter of fiscal 2008

	Three Months Ended June 30,
	2009	2008	$ Increase	% Increase
	(Dollars in thousands)		(Decrease)	(Decrease)
Revenue:
Therapeutic
Cardiovascular	$10,063	$11,624	$(1,561)	(13)%
Ophthalmology	1,770	3,151	(1,381)	(44)%
Other Markets	3,500	3,798	(298)	(8)%

Total Therapeutic	15,333	18,573	(3,240)	(17)%
Diagnostic	2,853	5,703	(2,850)	(50)%

Total revenue	$18,186	$24,276	$(6,090)	(25)%

     Revenue. Revenue for the third quarter of fiscal 2009 was $18.2 million, a decrease of $6.1 million, or 25%, compared with the third quarter of fiscal 2008. The decreases in Therapeutic and Diagnostic segment revenue, as detailed in the table above, are further explained in the narrative below.
     Therapeutic. Revenue in the Therapeutic segment was $15.3 million in the third quarter of fiscal 2009, a 17% decrease compared with $18.6 million in the prior-year period. The decrease in total revenue was driven by lower royalties and license fees as well as lower research and development revenue. Therapeutic revenue was further characterized by the market-focused areas detailed above.
     Cardiovascular derives a substantial amount of revenue from royalties and license fees and product sales attributable to Cordis Corporation, a Johnson & Johnson company, on its CYPHER® Sirolimus-eluting Coronary Stent. The CYPHER® stent incorporates a proprietary SurModics polymer coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in coronary artery lesions. The CYPHER® stent faces continuing competition from Boston Scientific, Medtronic, and Abbott. These stents compete directly with the CYPHER® stent both domestically and internationally. Future royalty and reagent sales revenue could decrease due to lower CYPHER® stent sales as a result of the ongoing and expected future competition. We anticipate that quarterly royalty revenue from the CYPHER® stent may be volatile throughout fiscal 2009 and beyond as the various marketers of drug-eluting stents compete in the marketplace and as others enter the marketplace. We also receive a royalty on sales of the Medtronic Endeavor® drug-eluting stent system incorporating our hydrophilic technology, which recently received regulatory approval in Japan.
     Cardiovascular revenue decreased $1.6 million, or 13%, in the third quarter of fiscal 2009, compared with the third quarter of fiscal 2008 principally as a result of lower royalties and license fees and research and development revenue. Our broad portfolio of revenue streams helped dampen the decrease in royalty revenue from Cordis as a result of 41% lower CYPHER® sales.
     Ophthalmology revenue decreased $1.4 million, or 44%, in the third quarter of fiscal 2009, compared with the third quarter of fiscal 2008. Decreased royalties and license fees was the key contributor. In the third quarter of fiscal 2008 we recognized $0.9 million of amortization of deferred revenue, following the accounting treatment under EITF 00-21, associated with our Merck agreement.

     Other Markets revenue decreased $0.3 million, or 8%, in the third quarter of fiscal 2009, compared with the third quarter of fiscal 2008. Lower research and development revenue was the main contributor to the decrease. Other Markets revenue is derived from more than 50 customers.
     Diagnostic. Revenue in the Diagnostic segment was $2.9 million in the third quarter of fiscal 2009, a decrease of 50% compared with $5.7 million in the prior-year period. This decrease was attributable to lower royalties and license fees in the third quarter of fiscal 2009. In past quarters, Diagnostic derived a significant percentage of revenue from Abbott Laboratories. The second quarter of fiscal 2009 was the last quarter in which we received royalty revenue from our diagnostic format patent license agreement with Abbott Laboratories (the “Abbott Agreement”). Royalty revenue was approximately $2.8 million for the third quarter of fiscal 2008. Product sales in the Diagnostic segment increased 3% compared with the third quarter of fiscal 2008.
     Product costs. Product costs were $2.0 million in the third quarter of fiscal 2009, compared with $1.8 million in the prior-year period. The $0.2 million increase in product costs principally reflects higher product sales. Overall product margins averaged 61%, compared with 60% reported last year. The increase in product margins reflects the mix of products sold in the current period.
     Research and development expenses. Research and development expenses were $7.6 million for the third quarter, a decrease of 27% compared with $10.5 million for the third quarter of fiscal 2008. The decrease principally reflects lower compensation expense as a result of lower headcount, which has decreased by 19 and 18 employees compared with June 30 and September 30, 2008, respectively, lower outlays for project-related materials, and the benefits of a more centralized research and development function in connection with our November 2008 restructuring. Compensation expense has decreased approximately $1.1 million as a result of the lower headcount. Lower project activity has reduced material costs by approximately $1.2 million, including $0.5 million of out-of-pocket expenses associated with our Merck projects in the third quarter of fiscal 2008, which were not incurred in the third quarter of fiscal 2009 as a result of the termination of the Merck agreement in December 2008.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $3.9 million for the three months ended June 30, 2009, a decrease of $0.9 million, or 19%, compared with the three months ended June 30, 2008. The decrease is primarily a result of lower compensation expenses and legal costs.
     Other income. Other income was $0.8 million in the third quarter of fiscal 2009, compared with $0.6 million in the third quarter of fiscal 2008. Income from investments was $0.4 million, compared with $0.7 million in the prior-year period. The decrease primarily reflects lower investment balances. In fiscal 2009, other income included $0.4 million from realized gains in our investment portfolio.
     Income tax expense. The income tax provision was $1.9 million in the third quarter of fiscal 2009, compared with $3.0 million in the prior-year period. The effective tax rate was 35.1%, compared with 38.9% in the prior-year period. The decrease in the effective tax rate is primarily attributable to state taxes, lower incentive stock option deductions and FIN 48 tax reserve impact. These three factors generated effective tax rate percentage point benefits of 2.0%, 0.8% and 0.7%, respectively.
Results of Operations — nine months of fiscal 2009 compared with nine months of fiscal 2008

	Nine Months Ended June 30,
	2009	2008	$ Increase	% Increase
	(Dollars in thousands)		(Decrease)	(Decrease)
Revenue:
Therapeutic
Cardiovascular	$30,036	$36,499	$(6,463)	(18)%
Ophthalmology	50,252	7,664	42,588	556%
Other Markets	10,197	12,948	(2,751)	(21)%

Total Therapeutic	90,485	57,111	33,374	58%
Diagnostic	11,842	16,701	(4,859)	(29)%

Total revenue	$102,327	$73,812	$28,515	39%

     Revenue. Total revenue for the first nine months of fiscal 2009 was $102.3 million, an increase of $28.5 million, or 39%, compared with the same period of fiscal 2008. The increase in Therapeutic segment revenue more than offset the decrease in the Diagnostic segment, as detailed in the table above and further explained in the narrative below.
     Therapeutic. Revenue in the Therapeutic segment was $90.5 million in the first nine months of fiscal 2009, a 58% increase compared with $57.1 million in the prior-year period. The increase in total revenue reflects the recognition of revenue of approximately $45 million associated with the terminated Merck collaborative research and license agreement. Excluding these significant event-specific items, revenue decreased $11.6 million, or 20%.

     Cardiovascular revenue decreased $6.5 million, or 18%, in the first nine months of fiscal 2009, compared with the first nine months of fiscal 2008, with the decrease principally in royalties and license fees. Our royalty revenue from Cordis decreased approximately 37%, which reflects the decrease in CYPHER® stent sales.
     Ophthalmology revenue increased $42.6 million in the first nine months of fiscal 2009, compared with the first nine months of fiscal 2008. The significant increase principally reflects the recognition of approximately $45 million of previously deferred revenue associated with the terminated collaborative research and license agreement with Merck and a milestone payment associated with the termination of the triamcinolone acetonide development program.
     Ophthalmology revenue, excluding the Merck event-specific items in the first nine months of fiscal 2009 and amortization of revenue in the first nine months of fiscal 2008, decreased $0.4 million, or 7%, principally as a result of lower research and development revenue.
     Other Markets revenue decreased $2.8 million, or 21%, in the first nine months of fiscal 2009, compared with the first nine months of fiscal 2008. Lower research and development revenue was the main contributor to the decrease. Selected customers have delayed or slowed down projects in fiscal 2009 based on various factors including current economic conditions.
     Diagnostic. Revenue in the Diagnostic segment was $11.8 million in the first nine months of fiscal 2009, a decrease of 29% compared with $16.7 million in the prior-year period. This decrease was mainly attributable to lower royalties and license fees, as royalty revenue generated under our diagnostic format patent license agreement with Abbott Laboratories decreased 51% compared with the nine months ended June 30, 2008.
     Product costs. Product costs were $5.3 million in the first nine months of fiscal 2009, compared with $5.9 million in the prior-year period. The $0.6 million decrease in product costs principally reflects lower product sales. Overall product margins averaged 61%, compared with 59% reported last year. The increase in product margins reflects the mix of products sold in the first nine months of fiscal 2009.
     Research and development expenses. Research and development expenses were $25.5 million for the first nine months of fiscal 2009, a decrease of 16% compared with the first nine months of fiscal 2008. The decrease was driven principally by reduced compensation expense as lower headcount from our November 2008 restructuring generated cost savings, as well as reduced outlays for project-related materials and expenses.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $13.0 million for the nine months ended June 30, 2009, a decrease of 16% compared with the prior-year period. The prior-year period included $1.6 million of stock-based compensation expenses principally as a result of transitions on our Board of Directors. The decrease also reflects lower outside service costs, which were offset somewhat by higher facilities expenses.
     Purchased in-process research and development. In November 2008, we acquired certain assets comprised of intellectual property and collaborative programs from PR Pharmaceuticals, Inc. The fair value of $3.2 million associated with the in-process research and development intangible asset was determined by management and recognized as an expense in the nine months ended June 30, 2009.
     Restructuring charges. In November 2008, we announced a functional reorganization to better serve our customers and improve our operating performance. As a result of the reorganization, we eliminated 15 positions, or approximately 5% of our workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the first quarter of fiscal 2009. The reorganization also resulted in SurModics vacating a leased office facility in Eden Prairie, Minnesota, consolidating into our owned office and research facility also in Eden Prairie.
     We recorded total restructuring charges of approximately $1.8 million in connection with the reorganization. These pre-tax charges consisted of $0.5 million of severance pay and benefits expenses and $1.3 million of facility-related costs. Costs totaling $0.7 million have been paid and we anticipate paying the remaining $1.1 million within the next eighteen months.
     Other income. Other income was $1.8 million in the first nine months of fiscal 2009, compared with $3.5 million in the first nine months of fiscal 2008. Income from investments was $1.5 million, compared with $2.7 million in the prior-year period. The decrease primarily reflects lower investment balances and lower yields on investments during the past several months. We also recognized gains of $0.8 million on our investment portfolio in fiscal 2009, partially offset by our pro rata net loss on our equity method investments. In fiscal 2008, other income included a $1.0 million gain on our investment in ForSight Newco II, which was acquired by QLT Inc. in October 2007. Partially offsetting this gain was our pro rata net loss on our equity method investments.
     Income tax expense. The income tax provision was $20.5 million in the first nine months of fiscal 2009, compared with $9.9 million in the prior-year period. The effective tax rate was 37.0%, compared with 38.9% in the prior-year period. The decrease in the effective tax rate is primarily attributable to state taxes, FIN 48 tax reserve impact and tax credits. These three factors generated effective tax rate percentage point benefits of 0.8%, 0.3% and 0.3%, respectively.

Liquidity and Capital Resources
     As of June 30, 2009, the Company had working capital of $29.7 million. Working capital decreased $4.3 million compared with September 30, 2008, driven principally by lower cash and cash equivalents balances, lower accounts receivable and lower prepaid balances, partially offset by lower deferred revenue following the termination of the Merck agreement. Our cash, cash equivalents and short-term and long-term investments totaled $51.5 million at June 30, 2009, a $20.5 million decrease from $72.0 million at September 30, 2008. The decrease is primarily a result of our investment in property, plant and equipment of $21.7 million in the nine months ended June 30, 2009. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company’s policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while meeting or exceeding a benchmark (Merrill Lynch 1-3 Year Government-Corporate Index) total rate of return. Management continues to direct its investment advisors to manage the Company’s investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its investments.
     We had cash flows from operating activities of approximately $24.8 million in the first nine months of fiscal 2009, compared with $22.6 million in the first nine months of fiscal 2008. The increase compared with prior-year results primarily reflects cash generated by accounts receivable and lower income tax payments, offset by cash used by accounts payable and accrued liabilities.
     In November 2007, our Board of Directors authorized the repurchase of $35.0 million of the Company’s common stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date. During the nine months ended June 30, 2009, the Company repurchased 623,748 shares for $15.0 million at an average price of $24.05 per share, leaving $7.3 million remaining available for future purchases under the repurchase program.
     In February 2009, we entered into a two-year $25.0 million unsecured revolving credit facility. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based upon our funded debt to EBITDA ratio. In connection with the credit facility, we are required to maintain certain financial and nonfinancial covenants. As of June 30, 2009, we had no borrowings outstanding under this credit facility and were not in violation of any of the covenants.
     As of June 30, 2009, we had no debt outstanding. We believe that our existing cash, cash equivalents and investments, together with cash flow from operations and availability under the revolving credit facility, will provide liquidity sufficient to meet our needs for the foreseeable future. Our remaining anticipated liquidity needs for fiscal 2009 include, but are not limited to, the following: capital expenditures related to our Alabama facilities in the range of $5 million to $7 million; general capital expenditures in the range of $2 million to $4 million; any amounts associated with contingent consideration payments related to our acquisitions of SurModics Pharmaceuticals, BioFX or PR Pharmaceuticals; and any amounts associated with the repurchase of common stock under the authorization discussed above.
     As of June 30, 2009, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.
Forward-Looking Statements
     Certain statements contained in this report and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. The Company’s forward-looking statements generally relate to our growth strategy, financial prospects, expense expectations, product development programs, sales efforts, sufficiency of capital resources, anticipated liquidity needs, the impact of the Cordis agreement and other significant customer agreements. You should carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement.
     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others:
•	the Company’s significant reliance on our relationship with Cordis, which causes our financial results and stock price to be subject to factors affecting Cordis and its CYPHER® stent program, including among others, the rate of market penetration by Cordis, the timing of market introduction of competing products, product safety or efficacy concerns and intellectual property litigation the outcome of which could adversely affect the royalty revenue we derive based on the sales of licensed products;

•	general economic conditions we are subject to which are beyond our control, including the impact of recession, business investment and changes in consumer confidence;

•	frequent intellectual property litigation in the medical device and pharmaceutical industries that may directly or indirectly adversely affect our customers’ ability to market their products incorporating our technologies;

•	our ability to protect our own intellectual property;

•	healthcare reform efforts and reimbursement rates for medical device and pharmaceutical products that may adversely affect our customers’ ability to cost-effectively market and sell devices and pharmaceuticals incorporating our technologies;

•	the Company’s ability to attract new licensees and to enter into agreements for additional product applications with existing licensees, the willingness of potential licensees to sign license agreements under the terms offered by the Company, changes in the development and marketing priorities of our licensees and development partners and the Company’s ability to maintain satisfactory relationships with our licensees;

•	the Company’s ability to increase the number of market segments and applications that use our technologies through our sales and marketing and research and development efforts;

•	the Company’s ability to facilitate the creation of new market segments and applications that incorporate our technologies through strategic investment and research and development support;

•	market acceptance of products sold by customers incorporating our technologies and the timing of new product introductions by licensees;

•	market acceptance of products sold by our customers’ competitors and the timing and pricing of new product introductions by customers’ competitors;

•	the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances or approvals, which may result in lost market opportunities or postpone or preclude product commercialization by licensees;

•	efficacy or safety concerns with respect to products marketed by us and our licensees, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales;

•	the ability to secure raw materials for reagents the Company sells;

•	the Company’s ability to successfully manage clinical trials and related foreign and domestic regulatory processes for the I-vation TM intravitreal implant or other products under development by the Company, whether delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances or approvals postpone or preclude product commercialization of the intravitreal implant or other products, and whether the intravitreal implant and any other products remain viable commercial prospects;

•	product liability claims not covered by insurance;

•	the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors;

•	the trend of consolidation in the medical device and pharmaceutical industry, resulting in more significant, complex and long term contracts than in the past and potentially greater pricing pressures;

•	the Company’s ability to identify suitable businesses to acquire or with whom to form strategic relationships to expand our technology development and commercialization, our ability to successfully integrate the operations of companies it may acquire from time to time and our ability to create synergies from acquisitions and other strategic relationships;

•	the Company’s ability to successfully internally perform certain product development activities and governmental and regulatory compliance activities which the Company has not previously undertaken in any significant manner;

•	the Company’s ability to successfully complete construction of its manufacturing facility in Birmingham, Alabama, and attract customers to utilize the facility’s manufacturing capabilities;

•	acts of God or terrorism which impact the Company’s personnel or facilities; and

•	other factors described in the “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K, which you are encouraged to read carefully.
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

     The Company’s investment policy requires the Company to invest in high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $520,000 decrease in the fair value of the Company’s available-for-sale and held-to-maturity securities as of June 30, 2009, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), pursuant to Rule13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2009, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Controls
     There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In fiscal 2009, the Company has integrated the accounting system used by BioFX Laboratories, Inc. into SurModics’ corporate accounting platform. Management does not believe that this implementation has adversely affected the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     There have been no material developments in the legal proceedings previously disclosed in our Form 10-K for the fiscal year ended September 30, 2008.
     On April 27, 2009, certain former employees of Southern Research Institute (“SRI”) filed suit in the Circuit Court of Jefferson County, Alabama against SRI. In the complaint, the plaintiffs seek certain unspecified damages (including punitive damages) based on claims of negligence, breach of contract, breach of fiduciary duties, and other tort-based claims arising out of the Company’s acquisition of Brookwood Pharmaceuticals, Inc. (now “SurModics Pharmaceuticals”) made pursuant to a stock purchase agreement between the Company and SRI dated July 31, 2007 (the “Stock Purchase Agreement”). On July 31, 2009, the plaintiffs amended their complaint to name SurModics Pharmaceuticals as a defendant, asserting claims substantially similar to those previously asserted against SRI. Pursuant to the Stock Purchase Agreement, the Company has notified SRI of its intent to claim indemnification from SRI with respect to losses (including without limitation, damages, expenses, reasonable attorneys’ fees, and costs) incurred as a result of the litigation. The Company’s financial statements do not include any expenses or liabilities related to the above actions as the probability of the outcome is currently not determinable and any potential loss is not estimable. The Company believes it has meritorious defenses to the plaintiffs’ claims and will vigorously defend itself in the lawsuit.
Item 1A. Risk Factors.
     There have been no material changes from risk factors as previously disclosed in our Form 10-K for the fiscal year ended September 30, 2008 in response to Item 1A to Part I of Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Equity Securities
     The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2009, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

			(c)	(d)
			Total Number	Dollar
			of Shares	Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)

4/01/09 — 4/30/09	2,721	$21.70	0	$7,333,728
5/01/09 — 5/31/09	1,067	$19.65	0	$7,333,728
6/01/09 — 6/30/09	0	NA	0	$7,333,728

Total	3,788	$21.12	0	$7,333,728

(1)	The purchases in this column included 3,788 shares that were repurchased by the Company to satisfy tax withholding obligations in connection with so-called “stock swap exercises” related to the vesting of restricted stock awards or to satisfy payment associated with exercise of non-qualified stock options.

(2)	On November 15, 2007, our Board of Directors announced the authorization of the repurchase of $35 million of outstanding common stock. As of June 30, 2009, we have repurchased a cumulative 921,648 shares at an average price of $30.02 per share. Under the current authorization the Company has $7.3 million available for authorized share repurchases as of June 30, 2009, and such authorization has no expiration date.
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

August 7, 2009	SurModics, Inc.
	By:	/s/ Philip D. Ankeny
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