Form 10-K
period 2009-09-30
SURMODICS INC
filed 2009-12-11
CIK 924717

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by shareholders other than officers, directors or holders of more than 5% of the outstanding stock of the registrant as of March 31, 2009 was approximately $197 million (based upon the closing sale price of the registrant’s Common Stock on such date).

The number of shares of the registrant’s Common Stock outstanding as of December 7, 2009 was 17,471,760.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

Overview

SurModics, Inc. (referred to as “SurModics,” “the Company,” “we,” “us,” “our” and other like terms) is a leading provider of drug delivery and surface modification technologies to the healthcare industry. Our mission is to exceed our customers’ expectations and enhance the well-being of patients by providing the world’s foremost, innovative drug delivery and surface modification technologies and products. We partner with many of the world’s leading and emerging medical device, pharmaceutical and life science companies to develop and commercialize innovative products designed to improve patient outcomes. Our core offerings include: drug delivery technologies (coatings, microparticles, and implants); surface modification coating technologies that impart lubricity, prohealing, and biocompatibility characteristics; and components for in vitro diagnostic test kits and specialized surfaces for cell culture and microarrays. Our strategy is to build on our technical leadership in the field of drug delivery and surface modification technologies and products, enabling us to strengthen our position as a leading edge product development partner to the healthcare industry.

Our drug delivery and surface modification technologies are utilized by our customers to enable drug delivery through our microparticle, polymer implant or device platforms; alter the characteristics of the surfaces of devices and biological materials (e.g., lubricity or hemocompatibility); or create new functions for the surfaces of the devices (e.g., drug delivery or promotion of healing). For example, our patented drug delivery technologies can create new device capabilities by enabling site specific, controlled release drug delivery in cases where devices (e.g., stents or balloon catheters) are themselves necessary to treat a medical condition and in cases where devices serve only as a vehicle to deliver a drug (e.g., ophthalmology implants and drug delivery depots). Microparticles can be used to provide sustained drug delivery, allowing patients to receive injections at less frequent intervals (e.g., monthly instead of daily). Similarly, our patented PhotoLink® technology enhances the maneuverability of minimally invasive devices (e.g., dilatation catheters and guidewires) within the body by improving the lubricity of the device surface.

We believe that site specific, localized drug delivery has the potential to change the landscape of the current medical device industry. Drug-eluting stents are one of the first manifestations of how drugs and devices can be combined to dramatically improve patient outcomes. We believe that drug-eluting balloons may also show great promise, and that significant opportunities exist for site specific drug delivery from a wide range of other medical devices. Working with both pharmaceutical and medical device companies, we believe we are poised to exploit this growing market opportunity as drugs and devices converge to create improved products and therapies.

In January 2005, we extended the application of our drug delivery technologies beyond the cardiovascular market, where our drug delivery polymer expertise first gained prominence, into the ophthalmology market by acquiring all of the assets of InnoRx, Inc., including its innovative sustained drug delivery platform technologies used to treat a variety of serious eye diseases. A Phase I clinical trial to demonstrate safety of the I-vationtm intravitreal implant in patients with diabetic macular edema (DME) was initiated during fiscal 2005. The study was fully enrolled in fiscal 2006 and patients completed their three-year follow-up during fiscal 2009. The clinical data suggest that the I-vationtm TA (triamcinolone acetonide) intravitreal implant is safe and well tolerated in patients with DME. In June 2007, we entered into a License and Research Collaboration Agreement and separate Supply Agreement with Merck & Co., Inc. (“Merck”) related to this technology. Under the terms of the Merck agreements, we received an up front license fee of $20 million and were eligible to receive up to an additional $288 million in fees and development milestones associated with the successful product development and attainment of appropriate U.S. and EU regulatory approvals, as well as payment for our research and development activities. In September 2008, following a strategic review of its business and product portfolio, Merck terminated its collaborative research and license agreement with us covering the development and possible commercialization of products incorporating our I-vationtm platform, including the I-vationtm TA product. The termination became effective in December 2008. Merck’s termination was not related to safety or efficacy concerns with either the I-vationtm platform, generally, or the I-vationtm TA product, specifically. We continue to believe that if future clinical trials demonstrate longer term safety and efficacy of this product, I-vationtm TA could represent a viable commercial product.

On October 5, 2009, we entered into a License and Development Agreement with F. Hoffmann-La Roche, Ltd. (“Roche”) and Genentech, Inc., a wholly owned member of the Roche Group (“Genentech”). Under the terms of the

License Agreement, Roche and Genentech has an exclusive license to develop and commercialize a sustained drug delivery formulation of Lucentis® (ranibizumab injection) utilizing SurModics’ proprietary biodegradable microparticles drug delivery system. Under the terms of the agreement, we received an up front licensing fee of $3.5 million, are eligible to receive potential payments of up to approximately $200 million in fees and milestone payments in the event of the successful development and commercialization of multiple products, and will be paid for development work done on these products. Roche and Genentech will have the right to obtain manufacturing services from SurModics. In the event a commercial product is developed, we will also receive royalties on sales of such products.

We plan to continue to invest in our technologies and products to expand our core capabilities for ophthalmic drug delivery platforms. We anticipate entering into one or more additional strategic relationships to further advance these ophthalmic technologies and products, and eventually commercialize such technologies if they lead to viable, approved treatment solutions.

In July 2007, we acquired Brookwood Pharmaceuticals, Inc., a leading provider of drug delivery technology primarily to the pharmaceutical industry. This acquisition created our SurModics Pharmaceuticals business unit (formerly known as our Brookwood Pharmaceuticals business unit) and greatly increased our drug delivery capabilities in the areas of proprietary injectable microparticles and implant technology, both of which are based on biodegradable polymers, to provide sustained drug delivery. SurModics Pharmaceuticals’ customer projects target a number of key clinical indications in the diabetes, oncology, ophthalmology, cardiovascular, orthopedics, dermatology and central nervous system (CNS) markets, in addition to other fields. SurModics Pharmaceuticals generates revenue from research and development fees, polymer sales, and license fees.

In August 2007, we acquired BioFX Laboratories, Inc. (“BioFX”). Based in Owings Mills, Maryland, BioFX is a leading provider of innovative reagents and substrates for the biomedical research and medical diagnostic markets. BioFX offers both colorimetric and chemiluminescent substrates, as well as other products for use in in vitro diagnostic applications. This acquisition expanded our product offerings for customers developing diagnostic test kits.

In November 2008, we extended our technology offerings by acquiring a portfolio of intellectual property and collaborative drug delivery projects from PR Pharmaceuticals, Inc., a drug delivery company specializing in injectable, biodegradable sustained release microparticle formulations. We believe that this acquisition, together with our SurModics Pharmaceuticals business unit, strengthens our portfolio of drug delivery technologies available to the pharmaceutical and biotechnology industries.

We continue to commercialize our drug delivery and surface modification technologies primarily through licensing and royalty arrangements with medical device manufacturers, pharmaceutical and biotechnology companies. Additionally, we continue to strengthen our ability to partner with pharmaceutical and biotechnology companies allowing for the integration of their proprietary drugs with our unique drug delivery platform technologies, such as our polymer-based microparticles and implants as well as our I-vationtm intravitreal implant, through similar licensing and royalty arrangements. We believe this approach allows us to focus our resources on the further development of our core technologies and enables us to expand our licensing activities into new markets.

Revenue from our licensing arrangements typically includes research and development revenue, license fees and milestone payments, minimum royalties, and royalties based on a percentage of licensees’ product sales. In addition to research and development services, we offer manufacturing services for clinical trial materials as well as for commercial products through the state-of-the-art Current Good Manufacturing Practice (cGMP) facility we are completing in Birmingham, Alabama. We have completed construction of the facility, and expect to fully complete cGMP qualification in the near future. In addition to licensing fees and research and development fees, we generate revenue from the manufacture and sale of a variety of products. We manufacture and sell the chemical reagents used by our customers in coating their products. We also sell a range of biodegradable polymers under our Lakeshore Biomaterials brand. Additionally, through our CodeLink® microarray slide product line, which we re-acquired from GE Healthcare in September 2008 along with the right to use the CodeLink® trademark, we manufacture and sell microarray slides to the diagnostic and biomedical research markets. Other immunoassay diagnostic products include a line of stabilization products used to extend the shelf life of immunoassay diagnostic tests, substrates used to detect and signal a result in immunoassay diagnostic tests and recombinant human antigens through our role as exclusive North American distributor for DIARECT AG.

In November 2008, we changed our organizational structure from seven business units into four clinically and market focused business units. In addition, a new centralized research and development function was formed to serve the needs of our business units, other than the SurModics Pharmaceuticals business unit, which continues to maintain certain R&D operations. The following is a summary of our four business units: Cardiovascular, Ophthalmology, In Vitro Technologies, and SurModics Pharmaceuticals.

•	Cardiovascular, supporting the drug delivery and surface modification needs of our cardiovascular customers by providing drug delivery polymers and coating technologies including our advanced lubricity (slippery) coatings which ease placement and maneuverability of medical devices in the body.

•	Ophthalmology, developing drug delivery systems intended to enhance performance, safety, patient convenience and patient compliance for a variety of drugs and other bioactive agents that are being developed by pharmaceutical and ophthalmology companies for the treatment of serious eye diseases.

•	SurModics Pharmaceuticals, specializing in proprietary injectable microparticles and implants to provide sustained delivery of drugs being developed by leading pharmaceutical, biotechnology and medical device clients as well as emerging companies. These microparticles and implants are based on biodegradable polymers. This business also supplies biodegradable polymers to corporate and academic customers.

•	In Vitro Technologies, specializing in in vitro diagnostic products and technologies for the biomedical research and medical diagnostic markets. These products and technologies include protein stabilization reagents, substrates, recombinant autoimmune antigens, surface chemistry technologies for nucleic acid and protein immobilization, and diagnostic format intellectual property.

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

Pharmaceutical and Biotechnology Industries

The pharmaceutical and biotechnology industries have become increasingly competitive as a result of the launch of new products (many of which have limited differentiating characteristics), patent expirations, and reimbursement pressures. In response to these competitive pressures, companies in these industries are continually seeking to develop new products with improved efficacy, safety and convenience. Reducing dosing frequency through polymer-based sustained release systems has the opportunity to enable the development of new drug entities, as well as to improve a broad range of existing drugs. Converting a drug that must, for instance, be given daily as a pill or injection, to one that can be administered by injection or implant weekly, monthly or even less frequently, may have several patient benefits. Sustained, controlled drug release has the potential to eliminate undesirable peak and trough drug levels in the body, which can lead to both improved drug safety and efficacy. Additionally, fewer treatments and improved patient convenience can result in improved patient compliance with a specified administration schedule, thereby further enabling the drug’s effect to be optimized.

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

Convergence of the Medical Device, Pharmaceutical and Biotechnology Industries

The convergence of the pharmaceutical, biotechnology and medical device industries, often made possible by drug delivery and surface modification technologies, presents a powerful opportunity for major advancements in the healthcare industry. The dramatic success of drug-eluting stents in interventional cardiology has captured the attention of the drug and medical device industries. We believe the benefits of combining drugs and biologics with implantable devices are becoming increasingly valuable in applications in cardiology, ophthalmology, orthopedics, and other large markets. In addition, the ability to create sustained release formulations of drugs and biologics presents another opportunity for the Company.

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

We offer customers several distinct polymer families for site specific drug delivery. Our Bravotm Drug Delivery Polymer Matrix is utilized on the CYPHER® Sirolimus-eluting Coronary Stent from Cordis Corporation, a subsidiary of Johnson & Johnson. CYPHER® is a trademark of Cordis Corporation. The Bravo polymer is a durable coating and is also used on our I-vationtm TA (triamcinolone acetonide) intravitreal implant within our Ophthalmology business unit. In addition, we offer several biodegradable polymer technologies that can be used for drug delivery applications. Because some biodegradable polymers can deliver proteins and other large molecule therapeutic agents, they have the potential to expand the breadth of drug delivery applications we can pursue. Biodegradable polymers can be combined with one or more drugs and applied to a medical device, and the drug is then released as the polymer degrades in the body over time.

Our proprietary PhotoLink coating technology is a versatile, easily applied, coating technology that modifies medical device surfaces by creating covalent bonds between device surfaces and a variety of chemical agents. PhotoLink coatings can impart many performance enhancing characteristics, such as advanced lubricity (slippery) and hemocompatibility (preventing clot formation), when bound onto surfaces of medical devices or other biological materials without materially changing the dimensions or other physical properties of devices. Our PhotoLink technology utilizes proprietary, light activated (photochemical) reagents, which include advanced polymers or active biomolecules having desired surface characteristics and an attached light reactive chemical compound (photogroup). When the reagent is exposed to a direct light source, typically ultraviolet light, a photochemical reaction creates a covalent bond between the photogroup and the surface of the medical device, thereby imparting the desired property to the surface. A covalent bond is a very strong chemical bond that results from the sharing of electrons between carbon atoms of the substrate and the applied coating, making the coating very durable and resilient.

Our proprietary PhotoLink reagents can be applied to a variety of substrates. Our reagents are easily applied to the material surface by a variety of methods including, but not limited to, dipping, spraying, roll coating, ink jetting or brushing. We continue to expand our portfolio of proprietary reagents for use by our customers. These reagents enable our customers to develop novel surface features for their devices, satisfying the expanding requirements of the healthcare industry. We are also continually working to expand the list of materials that are compatible with our drug delivery and surface modification reagents. Additionally, we develop coating processes and coating equipment to meet the device quality, manufacturing throughput and cost requirements of our customers.

Key differentiating characteristics of our coatings are their durability, flexibility and ease of use. In terms of flexibility, coatings can be applied to many different kinds of surfaces and can immobilize a variety of chemical, pharmaceutical and biological agents. This flexibility allows customers to be innovative in the design of their products without significantly changing the dimensions or other physical properties of the device. Additionally, the surface modification process can be tailored to provide customers with the ability to improve the performance of their devices by choosing the specific coating properties desired for particular applications. Our surface modification technologies also can be combined to deliver multiple surface-enhancing characteristics on the same device.

In terms of ease of use, unlike competing coating processes, the PhotoLink coating process is relatively simple and is easily integrated into the customer’s manufacturing process. In addition, it does not subject the coated products to harsh chemical or temperature conditions, produces no hazardous byproducts, and does not require lengthy processing or curing time. Further, our Photolink coatings are generally compatible with accepted sterilization processes, so the surface attributes are not lost when the medical device is sterilized.

Systemic and Local Drug Delivery Through Injectable Microparticles and Implants

Through our acquisition of SurModics Pharmaceuticals in July 2007, and certain proprietary technology from PR Pharmaceuticals, Inc. in November 2008, as well as internal development and other acquisition of biodegradable material technology, we offer customers drug delivery systems based on polymer-based microparticles and implants. These systems enable the controlled delivery of a broad variety of drugs, ranging in size from small molecule drugs to larger molecule drugs such as peptides and proteins. Depending on the drug and application, our microparticles and implants can incorporate drugs for delivery over days, weeks or months.

SurModics Pharmaceuticals scientists have developed an extensive body of experience, proprietary know-how and patented capability in the field of microparticle drug delivery, working with a wide range of drug classes. Our microparticles incorporate a customer’s drug and our polymers into very small particles that are measured in microns (1,000 microns equals one millimeter). Using our extensive technology base, we can develop long-acting, injectable microparticles for systemic, local, and cellular delivery of active pharmaceutical ingredients. A variety of commercially viable, proprietary microencapsulation processes are used including: solvent extraction, solvent evaporation, phase separation, fluid bed coating, and spray drying. Based on the desired product specifications, our scientists and engineers can select the appropriate microencapsulation process, as well as the formulation variables to achieve dose, duration and other product specifications.

Injectable solid implants are rod, coil or other-shaped devices with drug dispersed throughout a polymer matrix. They are designed to release the drug at a prescribed rate for days, weeks, or months. This type of drug delivery dosage form is especially suitable when efficacy is dependent on delivering a dose of a drug over a long duration. The polymer matrix controls the rate of release of the drug from the implant. We are developing long-acting implants with biodegradable and non-biodegradable polymers. One of our biodegradable drug delivery implant systems has shape memory properties. This capability allows the implant to be delivered in one shape so that it can be placed through a catheter or other delivery device, after which the implant returns to its original shape once delivered to the desired site in the body.

Through our SurModics Pharmaceuticals business unit, we are also collaborating with Genzyme Pharmaceuticals, a business unit of Genzyme Corporation, to develop novel drug delivery solutions, with an initial focus on peptide delivery. The relationship offers customized solutions for parenteral formulations by combining expertise in design for peptide delivery, peptide synthesis, and drug delivery technologies.

SurModics’ Drug Delivery and Surface Modification Technologies — Clinical Benefits

•	Drug Delivery. We provide drug delivery polymer technology to enable controlled, site specific or systemic delivery of therapeutic agents. Our proprietary polymer reagents create coatings, microparticles and implants which serve as reservoirs for therapeutic drugs. The drugs can then be released on a controlled basis over days, weeks or months. Some of our systems can release drugs for over a year. For instance, when a drug-eluting stent is implanted into a patient, the drug releases from the surface of the stent into the blood vessel wall where it can act to inhibit unwanted tissue growth, thereby reducing the occurrence of restenosis. Cordis Corporation is currently selling throughout the world a drug-eluting stent incorporating SurModics’ technology. We have also developed the I-vationtm sustained drug delivery system for the treatment of serious retinal diseases. In addition to our biodurable polymer technologies, we offer a number of biodegradable polymer technologies allowing us to deliver both large and small molecule drugs and address a wide variety of applications. For example, in collaboration with Genentech we are developing a sustained release formulation of Lucentistm (ranibizumab injection) using our proprietary biodegradable microparticle technology. We believe that we are unique in our ability to offer our medical device, pharmaceutical and biotechnology industry customers and their patients delivery of such a broad range of drugs through coatings, microparticles and implants.

•	Lubricity. Low friction or lubricious coatings reduce the force and time required for insertion, navigation and removal of devices in a variety of minimally invasive applications. Lubricity also reduces tissue irritation and damage caused by products such as catheters, guidewires and endoscopy devices. Based on internal and customer evaluation, when compared with uncoated surfaces, our PhotoLink coatings have reduced the friction on surfaces by more than 90%, depending on the surface being coated.

•	Prohealing. Biologically based extracellular matrix (ECM) protein coatings for use in various applications are designed to improve and accelerate the healing of the tissue at or near the implant site through nature’s own healing mechanisms following procedures involving implantable medical devices. Certain ECM proteins, such as collagen and laminin, specifically stimulate the migration and proliferation of endothelial cells (cells that line blood vessels) to promote healing. By covalently attaching the appropriate ECM proteins to device surfaces utilizing the PhotoLink coating process, the biomimetic surface can signal endothelial cells in the blood and vascular wall to form a stable endothelial lining over the implant. We believe these prohealing coatings could help prevent late stent thrombosis.

•	Hemo/biocompatibility. Hemocompatible/biocompatible coatings help reduce adverse reactions that may be created when a device is inserted into the body and comes in contact with blood. Heparin has been used for decades as an injectable drug to reduce blood clotting in patients. PhotoLink reagents can be used to immobilize heparin on the surface of medical devices, thereby inhibiting blood clotting on the device surface, minimizing patient risk and enhancing the performance of the device. We have also developed synthetic, non-biological coatings that provide medical device surfaces with improved blood compatibility without the use of heparin. These coatings prevent undesirable cells and proteins that lead to clot formation from adhering to the device surface. These coatings may also reduce fibrous encapsulation.

•	DNA and Protein Immobilization. Both DNA and protein microarrays are useful tools for the pharmaceutical, diagnostic and research industries. During a DNA gene analysis, typically thousands of different probes need to be placed in a pattern on a surface, called a DNA microarray. These microarrays are used by the pharmaceutical industry to screen for new drugs, by genome mappers to sequence human, animal or plant genomes, or by diagnostic companies to search a patient sample for disease causing bacteria or viruses. However, DNA does not readily adhere to most surfaces. We have developed various surface chemistries for both DNA and protein immobilization. In September 2008, we re-acquired the rights to our microarray slide product line which had previously been marketed by GE Healthcare under the CodeLink® trademark. As part of this transaction, we obtained the right to use the CodeLink® trademark from GE Healthcare in the sale and marketing of the product lines we re-acquired. Protein microarrays are used as diagnostic and research tools to determine the presence and/or quantity of proteins in a biological sample. The most common type of protein microarray is the antibody microarray, where antibodies are spotted onto a surface and used as capture molecules for protein detection.

SurModics’ Drug Delivery and Surface Modification Technologies — Applications

The table below identifies several market segments where drug delivery and surface modification technologies are desired to improve and enable both existing and new medical devices and drugs.

Desired Surface Property and
Market Segment Served	Examples of Applications

Interventional cardiology and vascular access	Lubricity: catheters, guidewires, delivery systems
Hemocompatibility: vascular stents, catheters, distal protection devices
Drug/biologics delivery: vascular stents, catheters
Prohealing: vascular stents, vascular grafts
Cardiac rhythm management	Lubricity: pacemaker and defibrillator leads, electrophysiology devices
Hemocompatibility: electrophysiology devices
Prohealing: pacemaker and defibrillator leads
Drug/biologics delivery: pacemaker and defibrillator leads
Cardiothoracic surgery	Prohealing: heart valves, septal defect repair devices
Hemocompatibility: minimally invasive bypass devices, vascular grafts, ventricular assist devices
In Vitro Diagnostics	Lubricity: microfluidic devices
Hemocompatibility: blood/glucose monitoring devices, biosensors
Biomolecule immobilization: DNA and protein arrays, protein attachment to synthetic extracellular matrix for cell culture applications
Interventional neurology and Neurosurgery	Lubricity: catheters, guidewires
Prohealing: neuroembolic devices
Tissue engineering: aneurysm repair devices
Urology and gynecology	Lubricity: urinary catheters, incontinence devices, ureteral stents, fertility devices
Drug/biologics delivery: prostatic stents, microparticle injections
Tissue engineering: female sterilization devices
Ophthalmology	Drug/biologics delivery: sustained drug delivery implants and microparticle injections
Orthopedics	Cell growth and tissue integration: bone and cartilage growth
Infection resistance: orthopedic and trauma implants
Drug/biologics delivery: orthopedic and trauma implants and microparticle injections
Metabolic disease	Drug/biologics delivery: microparticle injections
Tissue engineering: cell encapsulation
Central nervous system disorders	Drug/biologics delivery: microparticle injections, polymer implants
Dermatology	Drug/biologics delivery: polymer implants
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

Licensing Arrangements

We commercialize our drug delivery and surface modification technologies primarily through licensing arrangements with medical device and drug manufacturers. We believe this approach allows us to focus our resources on further developing new technologies and expanding our licensing activities. Many of our technologies have been designed to allow manufacturers to easily implement them into their own manufacturing processes so customers can control production and quality internally without the need to send their products to a contract manufacturer. Other customers, particularly in the pharmaceutical and biotechnology industries, prefer to outsource the manufacturing of drug delivery formulations to partners. Accordingly, we are investing in our SurModics Pharmaceuticals manufacturing facility in Alabama in order to meet the Current Good Manufacturing Practice (cGMP) manufacturing needs of our customers. We have completed construction of the facility, and expect to fully complete cGMP qualification in the near future.

We generate the largest portion of our revenue through licensing arrangements. Royalties and license fees represented 62.1%, 53.4% and 72.0% of our total revenue in fiscal 2009, 2008 and 2007, respectively. Revenue from these licensing arrangements typically includes license fees and milestone payments, minimum royalties, and royalties based on a percentage of licensees’ product sales. We also generate revenue from sales of chemical reagents to licensees for use in their coating processes, and from polymer sales under our Lakeshore Biomaterials brand. Our In Vitro Technologies business unit generates revenue from: sales of stabilization products, substrates, antigens and microarray slides to diagnostics customers; and licensing our proprietary diagnostic formats for use in point-of-care testing. Product sales represented 15.9%, 20.7% and 18.5% of total revenue in fiscal 2009, 2008 and 2007, respectively. Research and development fees represented 22.0%, 26.0% and 9.5% of total revenue in fiscal 2009, 2008 and 2007, respectively. The increase in research and development revenue since 2007 reflects the addition of our SurModics Pharmaceuticals business unit.

The licensing process begins with the customer specifying a desired product feature to be created such as lubricity, drug delivery, etc. Because each device and drug is unique, we routinely conduct a feasibility study to qualify each new potential product application; often generating research and development revenue. Once the feasibility phase has been completed in a manner satisfactory to the customer, the customer funds a development project to optimize the formulation to meet the customer’s specific technical needs. At any time prior to commercialization, a license agreement may be executed granting the licensee rights to use our technology. We often support our customers by providing coating assistance for parts required in animal tests and human clinical trials. However, most customers perform the coating work internally once a product has received regulatory approval and is being actively marketed. Our SurModics Pharmaceuticals business unit also supports many of our drug delivery customers by manufacturing microparticles and implants incorporating customers’ drugs through preclinical and clinical trials and by providing an option to manufacture products upon commercialization as well.

The term of a license agreement is generally for a specified number of years or the life of our patents, whichever is longer, although a license generally may be terminated by the licensee for any reason upon 90 days’ advance written notice. Our license agreements may include certain license fees and/or milestone payments. The license can be either exclusive or nonexclusive, but a significant majority of our licensed applications are nonexclusive, allowing us to license technology to multiple customers. Moreover, even exclusive licenses may be limited to a specific “field of use,” allowing us the opportunity to further license technology to other customers. The royalty rate on a substantial number of the agreements has traditionally been in the 2% to 3% range, but there are certain contracts with lower or higher rates. Royalty rates in certain more recent agreements have been trending higher, especially where the relevant SurModics technology is an enabling component of the customer’s device (i.e., the device could not perform as desired without our technology). The amount of the license fees, milestone payments, and the royalty rate are based on various factors, including the stage of development of the product or technology being licensed, whether the arrangement is exclusive or nonexclusive, the perceived value of our technology to the customer’s product, size of the potential market, and customer preferences. Most of our agreements also incorporate a minimum royalty to be paid by the licensee. Royalties are generally paid one quarter after the customer’s actual product sales occur because of the delay in reporting sales by our licensees.

As of September 30, 2009, we had 103 licensed product classes (customer products utilizing SurModics technology) already on the market generating royalties and 108 customer product classes incorporating our technology pending regulatory approval. These 211 product classes are being sold or developed by 106 licensed customers. We signed 22 new licenses in fiscal 2009, compared with 23 in fiscal 2008.

Under most of our licensing agreements, we are required to keep the identity of our customers confidential unless they approve of such disclosure. Some of our licensed customers who allow the use of their name are: Abbott Laboratories, Boston Scientific Corporation, CardioMind, Inc., Conor Medsystems, LLC (a wholly owned subsidiary of Johnson & Johnson), Cook Medical, Cordis Corporation (a subsidiary of Johnson & Johnson), Edwards Lifesciences Corporation, Evalve, Inc. (a subsidiary of Abbott Laboratories), Elixir Medical Corporation, ev3 Inc., F. Hoffmann-La Roche, Ltd. and its subsidiary Genentech, Inc., Medtronic, Inc., Nexeon MedSystems, Inc. (formerly Paragon Intellectual Properties, LLC), NuPathe, Inc., OrbusNeich Medical, Inc., Spectranetics Corporation, St. Jude Medical, Inc., and ThermopeutiX Inc.

In Vitro Products

Stabilization Products

SurModics offers a full line of stabilization products for the in vitro diagnostics market. These products increase sensitivity and extend the shelf life of diagnostic kits, thereby producing more consistent assay results. SurModics’ stabilization products are ready-to-use, eliminating the preparation time and cost of producing stabilization and blocking reagents in house.

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

Diagnostic Royalties

In December 2008, the diagnostic patents we licensed to Abbott Laboratories expired. Because net sales are reported, and royalties paid, following the end of a calendar quarter, we also recognized revenue from these patents in fiscal 2009. In addition, we recognized additional royalty income of $1.3 million in 2009 in connection with the settlement of previously disclosed litigation involving Abbott Laboratories and Church & Dwight Co, Inc. We do not anticipate any further revenue from these patents.

Research and Development

Our research and development (R&D) personnel work to enhance and expand our technology offerings in the area of drug delivery and surface modification through internal scientific investigation. These scientists and engineers also evaluate external technologies in support of our corporate development activities. All of these efforts are guided by the needs of the markets in which we do business. Additionally, the R&D staff support the sales staff and business units in performing feasibility studies, providing technical assistance to potential customers, optimizing the relevant technologies for specific customer applications, supporting clinical trials, training customers, and integrating our technologies and know-how into customer manufacturing operations.

We work together with our customers to integrate the best possible drug delivery and surface modification technologies with their products, not only to meet their performance requirements, but also to perform services quickly so that the product may reach the market ahead of the competition. To quickly solve problems that might arise during the development and optimization process, we have developed extensive capabilities in analytical chemistry and surface characterization within our R&D organization. Our state-of-the-art instrumentation and extensive experience allow us to test the purity of coating reagents, to monitor the elution rate of drug from coatings, microparticles and implants, to measure coating thickness and smoothness, and to map the distribution of chemicals throughout coatings, microparticles and implants. We believe our capabilities far exceed those of our direct competitors, and sometimes even exceed those of our large-company customers. In order to better serve our customers, in November 2008 we announced the creation of a new centralized R&D function to serve the needs of the Company’s clinically and market focused business units, other than our SurModics Pharmaceuticals business unit, which continues to have its own R&D operations.

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

After thorough consideration of each market opportunity, our technical strategy is to target selected formulation characteristics for further development, to facilitate and shorten the license cycle. We continue to perform research into applications for future products both on our own and in conjunction with some of our customers. Some of the R&D projects currently in progress include additional polymer systems for site specific and systemic drug delivery, including microparticles, nanoparticles and biodegradable technologies, as well as technologies to improve healing around implantable devices, technologies to deliver nucleic acids, proteins and cell therapies, slide-based microarray technologies and drug delivery platforms for ophthalmic applications.

In fiscal 2009, 2008 and 2007, our R&D expenses were $34.4 million, $40.5 million and $28.5 million, respectively. Of the above amounts, $21.2 million, $21.3 million and $22.6 million were spent on internal R&D in fiscal 2009, 2008 and 2007, respectively, and $13.2 million, $19.2 million and $5.8 million in those years, respectively, were spent on customer-sponsored R&D, which includes technology optimization and other development work on customer product applications. We intend to continue investing in R&D to advance our drug delivery and surface modification technologies and to expand uses for our technology platforms. In addition, we continue to pursue access to products and technologies developed outside the Company as appropriate to complement our internal R&D efforts.

Patents and Proprietary Rights

Patents and other forms of proprietary rights are an essential part of the SurModics business model. We protect our extensive portfolio of technologies through a number of United States patents covering a variety of coatings, drug delivery methods, reagents, and formulations, as well as particular clinical device applications. We generally file international patent applications in the locations matching the major markets of our customers (primarily in North America, Europe, and Japan) in parallel with United States applications. In fiscal 2009, we filed 38 United States patent applications, expanding the portfolio protection around our current technologies as well as enabling pursuit of new technology concepts, innovations, and directions.

In particular, we have licensed our patented Bravotm Drug Delivery Polymer Matrix (“Bravo”) to Cordis Corporation, a subsidiary of Johnson & Johnson, for utilization with its Cypher® Sirolimus-eluting Coronary Stent. Bravo is protected by 6 issued U.S. patents and 26 issued international patents. The expiration dates for these patents range from 2019 to 2023. Additionally, we have 3 pending U.S. patent applications and 6 pending international patent applications protecting various aspects of Bravo, including methods of manufacturing and coating products.

The Company aggressively pursues patent protection covering the proprietary technologies that we consider important to our business. In addition to seeking patent protection in the U.S., we also generally file patent applications in European countries and additional foreign countries, including Australia, Canada and Japan, on a selective basis. Generally, the expiration dates of our issued patents are determined based on the filing date of the earliest filed patent application from which the patent claims priority. We strategically manage our patent portfolio so as to ensure that we have valid and enforceable patent rights protecting our technological innovations.

As of September 30, 2009, we had 164 pending United States patent applications, 6 of which were exclusively licensed from others, and 283 foreign patent applications, of which 39 were exclusively licensed from others. Likewise, as of September 30, 2009, we owned 124 issued United States patents, 13 of which were exclusively licensed from others, and 244 international patents, of which 50 were exclusively licensed from others.

We also rely upon trade secrets and other unpatented proprietary technologies. We seek to maintain the confidentiality of such information by requiring employees, consultants and other parties to sign confidentiality agreements and by limiting access by parties outside the Company to such information. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of this information, or that others will not be able to independently develop such information. Additionally, there can be no assurance that any agreements regarding confidentiality and non-disclosure will not be breached, or, in the event of any breach, that adequate remedies would be available to us.

Marketing and Sales

We market our technologies and products throughout the world using a direct sales force consisting of dedicated sales professionals who focus on specific markets and companies. These sales professionals work in concert with business unit personnel to coordinate customer activities. We believe that our new organizational structure allows us to better understand and meet the needs of our customers by organizing our business around patient needs. The specialization of our sales professionals fosters an in-depth knowledge of the issues faced by our customers within these markets such as industry trends, technology changes, biomaterial changes and the regulatory environment. In addition, we enter into sales and marketing relationships with third-parties to distribute our diagnostic products around the world. See Note 11 to the consolidated financial statements for information regarding domestic and foreign revenue.

In general, we license our technologies on a non-exclusive basis to customers for use on specific products, or on an exclusive basis, but limited to a specific “field of use.” This strategy enables us to license our technologies to multiple customers in the same market. We also target new product applications with existing customers.

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

Acquisitions and Investments

In order to further our strategic objectives and strengthen our existing businesses, we intend to continue to explore acquisitions, investments and strategic collaborations to diversify and grow our business. As a result, we expect to make future investments or acquisitions where we believe that we can broaden our technology offerings and expand our sources of revenue and the number of markets in which we participate. See Note 2 to the consolidated financial statements for further information regarding our minority equity investments. Mergers and acquisitions of medical technology companies are inherently risky and no assurance can be given that any of our previous or future acquisitions will be successful or will not materially adversely affect our consolidated results of operations, financial condition, or cash flows.

In July 2007, we acquired Brookwood Pharmaceuticals, Inc. (now known as SurModics Pharmaceuticals, Inc.) for an up-front payment, including fees, of $42.3 million and potential additional payments of up to $22 million based upon achievement of certain milestones. Since the acquisition, we have paid the sellers additional consideration of $5 million related to achievement of milestones. The additional cash consideration was recorded as an increase to goodwill.

In August 2007, we acquired BioFX Laboratories, Inc. (“BioFX”) for consideration consisting of an up-front payment, including fees, of $11.6 million and potential additional payments of up to $11.4 million based upon achievement of certain milestones. Since the acquisition, we have paid the sellers additional consideration of $1.1 million related to achievement of a milestone, and the sellers are still eligible to receive up to $7.6 million in additional consideration.

In November 2008, we extended our technology offerings by acquiring a portfolio of intellectual property and collaborative drug delivery projects from PR Pharmaceuticals, Inc., a drug delivery company specializing in injectable, biodegradable sustained release formulations for an up-front payment, including fees, of $3.2 million and potential payments of up to $6.0 million based upon achievement of certain milestones. Since the acquisition, we have paid the sellers additional consideration of $2.4 million related to achievement of milestones.

Significant Customers

We have two customers that each provided more than 10% of our revenue in fiscal 2009. Revenue from Merck and Johnson & Johnson represented approximately 37% and 11%, respectively, of our total revenue for the year ended September 30, 2009.

Our contract with Merck was terminated in December 2008. This termination resulted in deferred revenue in the amount of $35 million being recognized in the first quarter of fiscal 2009. In addition, in the first quarter of fiscal 2009 we recognized a $9 million milestone payment from Merck associated with the termination of the triamcinolone acetonide development program. Additionally, as previously discussed, on October 5, 2009, we entered into a License and Development Agreement with F. Hoffmann-La Roche, Ltd. (“Roche”) and Genentech, Inc., a wholly- owned member of the Roche Group (“Genentech”). Under the terms of the agreement, we received an up front licensing fee of $3.5 million, are eligible to receive potential payments of up to approximately $200 million in fees and milestone payments in the event of the successful development and commercialization of multiple products, and will be paid for development work done on these products. Roche and Genentech will have the right to obtain manufacturing services from SurModics. In the event a commercial product is developed, we will also receive royalties on sales of such products.

The loss of one or more of our largest customers could have a material adverse effect on our business, financial condition, results of operations, and cash flow as discussed in more detail below.

Competition

The ability for drug delivery and surface modification technologies to improve the performance of medical devices and drugs and to enable new product categories has resulted in increased competition in these markets. Some of our competitors offer drug delivery technologies, while others specialize in lubricious or hemocompatible coating technology. Some of these companies target ophthalmology applications, while others target cardiovascular or other medical device applications. In addition, because of the many product possibilities afforded by surface modification technologies, many of the large medical device manufacturers have developed, or are engaged in efforts to develop, internal competency in the area of drug delivery and surface modification. Many of our existing and potential competitors have greater financial, technical and marketing resources than we have.

We attempt to differentiate ourselves from our competitors by providing what we believe is a high value added approach to drug delivery and surface modification technology. We believe that the primary factors customers consider in choosing a particular technology include performance (e.g., flexibility, ability to fine tune drug elution profiles, biocompatibility, etc.), ease of manufacturing, time-to-market, intellectual property protection, ability to produce multiple properties from a single process, compliance with manufacturing regulations, ability to manufacture clinical and commercial products (especially for SurModics Pharmaceuticals customers), customer service and total cost of goods (including manufacturing process labor). We believe our technologies deliver exceptional performance in these areas, allowing us to compete favorably with respect to these factors. We believe that the cost and time required to obtain the necessary regulatory approvals significantly reduces the likelihood of a customer changing the manufacturing process it uses once a device or drug has been approved for sale.

Because a significant portion of our revenue depends on the receipt of royalties based on sales of medical devices incorporating our technologies, we are also affected by competition within the markets for such devices. We believe that the intense competition within the medical device market creates opportunities for our technologies as medical device manufacturers seek to differentiate their products through new enhancements or to remain competitive with enhancements offered by other manufacturers. Because we seek to license our technologies on a non-exclusive basis, we may further benefit from competition within the medical device markets by offering our technologies to multiple competing manufacturers of a device. However, competition in the medical device market could also have an adverse effect on us. While we seek to license our products to established manufacturers, in certain cases our licensees may compete directly with larger, dominant manufacturers with extensive product lines and greater sales, marketing and distribution capabilities. We also are unable to control other factors that may impact commercialization of coated devices or drug products, such as regulatory approval, marketing and sales efforts of our licensees or competitive pricing pressures within the particular market. There can be no assurance that products employing our technologies will be successfully commercialized by our licensees or that such licensees will otherwise be able to compete effectively.

Competition in the diagnostics market is highly fragmented. In the product lines in which we compete (protein stabilization reagents, substrates, recombinant autoimmune antigens and surface chemistry technologies), we face an array of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. Many of our competitors have substantially more capital resources, marketing experience, research and development resources and production facilities than we do. We believe that our products compete on performance, stability (shelf life), sensitivity (lower levels detected, faster results), consistency and price. We believe that our continued competitive success will depend on our ability to develop or acquire new proprietary products, obtain patent or other protection for our products and successfully market our products directly or through partners.

Manufacturing

Historically, we have performed limited manufacturing activities for our customers. In general, we do not coat medical devices that are intended for commercial sale by our customers, though we often support our customers by coating products intended for pre-clinical and clinical development, including human clinical trials. Some of our customers, particularly in the pharmaceutical and biotechnology industries, prefer to outsource the manufacturing of drug delivery formulations to partners. Accordingly, in April 2008, we acquired a facility in Birmingham, Alabama with approximately 286,000 square feet of space in order to upgrade our manufacturing capabilities.

We attempt to maintain multiple sources of supply for the key raw materials used to manufacture our products. We do, however, purchase some raw materials from single sources, but we believe that additional sources of supply are readily available. Further, to the extent additional sources of supply are not readily available, we believe that we could manufacture such raw materials.

We follow quality management procedures in accordance with applicable regulations and guidance for the development and manufacture of materials and pharmaceutical, device, biotechnology or combination products that support clinical trials and commercialization. In an effort to better meet our customers’ needs in this area, our Eden Prairie, Minnesota facility received ISO 13485 and ISO 9001 certification in fiscal 2004 and has maintained and updated those certifications without interruption since.

Government Regulation

Although our drug delivery and surface modification technologies themselves are not directly regulated by the Food and Drug Administration (FDA), the medical devices, pharmaceutical and biotechnology products incorporating our technologies are subject to FDA regulation. New medical devices utilizing our technologies can only be marketed in the United States after a 510(k) application has been cleared or a pre-market approval application (PMA) has been approved by the FDA. This process can take anywhere from three months for a 510(k) application, to two or three years or more for a PMA application. The burden of demonstrating to the FDA that a new device is either substantially equivalent to a previously marketed device (510(k) marketing clearance process), or in the case of implantable devices, safe and effective (PMA process), rests with our customers as the medical device manufacturers. New pharmaceutical and biotechnology products utilizing our technologies can only be marketed in the United States after a New Drug Application (NDA) or Biologics License Application (BLA) has been approved by the FDA. The burden of obtaining FDA approval of the NDA or BLA rests with our customers.

In support of our customers’ regulatory filings, we maintain various confidential Drug Master Files, Device Master Files and Veterinary Master Files with the FDA and with other regulatory agencies outside the U.S. regarding the nature, chemical structure and biocompatibility of our reagents. Although our licensees generally do not have direct access to these files, they may, with our permission, reference these files in their various regulatory submissions to these agencies. This approach allows regulatory agencies to understand in confidence the details of our technologies without us having to share this highly confidential information with our customers.

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

Employees

As of December 1, 2009, we had 248 employees, of whom 206 were engaged in research, product development, quality, or manufacturing positions, with the remainder in sales, marketing, or administrative positions. Post-graduate degrees are held by 64 of our employees, 30 of whom hold Ph.D. degrees. We are not a party to any collective bargaining agreements, and we believe that our employee relations are good.

We believe that our future success will depend in part on our ability to attract and retain qualified technical, management and marketing personnel. Such experienced personnel are in high demand, and we must compete for their services with other firms that may be able to offer more favorable compensation packages or benefits.

Forward-Looking Statements

Certain statements contained in this Form 10-K, or in other reports of the Company and other written and oral statements made from time to time by the Company, do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as “anticipate,” “believe,”

“could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. The Company’s forward-looking statements generally relate to its growth strategy, financial prospects, product development programs, sales efforts, and the impact of the Cordis and Genentech agreements, as well as other significant customer agreements. You should carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement.

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others:

•	the Company’s reliance on a small number of significant customers, which causes our financial results and stock price to be subject to factors affecting those significant customers and their products, the timing of market introduction of their or competing products, product safety or efficacy concerns and intellectual property litigation, the outcome of which could adversely affect the royalty revenue we derive based on the sales of licensed products;

•	general economic conditions we are subject to which are beyond our control, including the impact of recession, business investment and changes in consumer confidence;

•	frequent intellectual property litigation in the medical device and pharmaceutical industries that may directly or indirectly adversely affect our customers’ ability to market their products incorporating our technologies;

•	our ability to protect our own intellectual property;

•	healthcare reform efforts, including reduced reimbursement rates and new taxes on medical devices and pharmaceutical products that may adversely affect our customers’ ability to cost-effectively market and sell devices incorporating our technologies or affect the prices they receive for such products thereby affecting the Company’s revenue;

•	the Company’s ability to attract new licensees and to enter into agreements for additional product applications with existing licensees, the willingness of potential licensees to sign license agreements under the terms offered by the Company, changes in the development and marketing priorities of our licensees and development partners and the Company’s ability to maintain satisfactory relationships with its licensees;

•	the Company’s ability to increase the number of market segments and applications that use its technologies through its sales and marketing and research and development efforts;

•	the decrease in available financing for the Company’s customers and for new ventures which could potentially become customers can reduce the Company’s potential opportunities;

•	market acceptance of products sold by customers incorporating our technologies and the timing of new product introductions by licensees;

•	market acceptance of products sold by customers’ competitors and the timing and pricing of new product introductions by customers’ competitors;

•	the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances or approvals, which may result in lost market opportunities or postpone or preclude product commercialization by licensees;

•	efficacy or safety concerns with respect to products marketed by us and our licensees, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales;

•	the ability to secure raw materials for reagents the Company sells;

•	the Company’s ability to successfully manage clinical trials and related foreign and domestic regulatory processes for the I-vationtm intravitreal implant or other products under development by the Company, whether delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances or approvals postpone or preclude product commercialization of the intravitreal implant or other products, and whether the intravitreal implant and any other products remain viable commercial prospects;

•	product liability claims against which we are not indemnified or that are not covered by insurance;

•	the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors;

•	the trend of consolidation in the medical device and pharmaceutical industries, resulting in more significant, complex and long term contracts than in the past and potentially greater pricing pressures;

•	the Company’s ability to identify suitable businesses to acquire or with whom to form strategic relationships to expand its technology development and commercialization, its ability to successfully integrate the operations of companies it may acquire from time to time and its ability to create synergies from acquisitions and other strategic relationships;

•	the Company’s ability to successfully internally perform certain product development activities and governmental and regulatory compliance activities which the Company has not previously undertaken in any significant manner;

•	acts of God or terrorism which impact the Company’s personnel or facilities; and

•	other factors described below in “Risk Factors.”

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

During periods of economic slowdown or recession, such as the United States and world economies are currently experiencing, many of our customers are forced to delay or terminate some of their product development plans. Because we rely on licensing and commercialization of our technology by third parties, we may be severely impacted by the decreasing research and development budgets of our customers. In addition, in an environment of decreasing research and development spending, sales of our In Vitro Technologies products may similarly suffer as a result of the decreased utilization of research-focused products. Although we attempt to manage these risks, any sustained period of decreased research and development spending by our customers and potential customers could adversely affect our financial position, liquidity, and results of operations.

The decrease in available financing for our customers and for new ventures that could potentially become our customers can reduce our potential opportunities.

One of the consequences of the economic slowdown has been a decrease in the availability of financing for both start-up and other developing ventures, which can impact our business in several ways. For example, some customers have been unable to obtain additional financing and were forced to cease their operations. Because our financial results depend substantially on the success of our customers in commercializing their products, a reduced ability by companies to take their products to market can substantially adversely affect our results of operations. In addition, the decrease in available financing has resulted in fewer start-up medical device and biotechnology companies than in prior years. To the extent that fewer new companies are started, the number of potential customers for our technologies will be smaller, and we may be unable to meet our business goals, which could substantially affect our financial performance.

The loss of, or significant reduction in business from, one or more of our major customers could significantly reduce our revenue, earnings or other operating results.

We have two customers that each provided 10% or more of our revenue in fiscal 2009. Revenue from Merck and Johnson & Johnson represented approximately 37% and 11%, respectively, of our total revenue for the fiscal year ended September 30, 2009. In addition, as discussed earlier, we recently entered into a License Agreement with Roche and Genentech which provided for an up front licensing fee of $3.5 million, potential payments of up to approximately $200 million in fees and milestone payments in the event of the successful development and commercialization of multiple products, and payment for development work done on these products. The loss of one or more of our largest customers, or reductions in business from them, could have a material adverse effect on our business, financial condition, results of operations, and cash flow. For example, in December 2008, following a strategic review of its business and product portfolio, Merck terminated its collaboration with us relating to the development and potential commercialization of our I-vationtm intravitreal implant and we do not expect to have any revenue from Merck in fiscal 2010. There can be no assurance that revenue from any customer will continue at their historical levels. If we cannot broaden our customer base, we will continue to depend on a small number of customers for a significant portion of our revenue.

The long-term success of our business may suffer if we are unable to expand our licensing base to reduce our reliance upon several major customers.

A significant portion of our revenue is derived from a relatively small number of customer products. We intend to continue pursuing a strategy of licensing our technologies to a diversified base of medical device and drug manufacturers and other customers, thereby expanding the commercialization opportunities for our technologies. Success will depend, in part, on our ability to attract new licensees, to enter into agreements for additional applications with existing licensees and to develop and market new applications. There can be no assurance that we will be able to identify, develop and adapt our technologies for new applications in a timely and cost effective manner; that new license agreements will be executed on terms favorable to us; that new applications will be accepted by customers in our target markets; or that products incorporating newly licensed technology, including new applications, will gain regulatory approval, be commercialized or gain market acceptance. Delays or failures in these efforts could have an adverse effect on our business, financial condition and results of operations.

Drug delivery and surface modification are competitive markets and carry the risk of technological obsolescence.

We operate in a competitive and evolving field and new developments are expected to continue at a rapid pace. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products in the field of drug delivery and surface modification. Our drug delivery and surface modification technologies compete with technologies developed by a number of other companies. In addition, many medical device manufacturers have developed, or are engaged in efforts to develop, drug delivery or surface modification technologies for use on their own devices. Some of our existing and potential competitors (especially medical device manufacturers pursuing coating solutions through their own research and development efforts) have greater financial and technical resources and production and marketing capabilities than us. Competitors may succeed in developing competing technologies or obtaining governmental approval for products before us. Products incorporating our competitors’ technologies may gain market acceptance more rapidly than products using ours. Developments by competitors may render our existing and potential products uncompetitive or obsolete. Furthermore, there can be no assurance that new products or technologies developed by others, or the emergence of new industry standards, will not render our products or technologies or licensees’ products incorporating our technologies uncompetitive or obsolete. Any new technologies that make our drug delivery or surface modification technologies less competitive or obsolete would have a material adverse effect on our business, financial condition and results of operations.

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

In recent years we have made several significant acquisitions, including SurModics Pharmaceuticals, Inc. (formerly Brookwood Pharmaceuticals, Inc.), the largest acquisition in our history. The process of integrating acquired businesses into our operations poses numerous risks, including:

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

Our revenue recognition policies involve application of various complex accounting standards, including Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), and accounting guidance associated with revenue arrangements with multiple deliverables. Our compliance with such accounting standards often involves management’s judgment regarding whether the criteria set forth in the standards have been met such that we can recognize as revenue the amounts that we receive as payment for our products or services. We base our judgments on assumptions that we believe to be reasonable under the circumstances. However, these judgments, or the assumptions underlying them, may change over time. In addition, the SEC or the Financial Accounting Standards Board may issue new positions or revised guidance on the treatment of complex accounting matters. Changes in circumstances or third-party guidance could cause our judgments to change with respect to our interpretations of these complex standards, and transactions recorded, including revenue recognized, for one or more prior reporting periods, which could be adversely affected.

RISKS RELATING TO OUR OPERATIONS AND RELIANCE ON THIRD PARTIES

We rely on third parties to market, distribute and sell the products incorporating our technologies, and those third parties may not perform or agreements with those parties could be terminated.

A principal element of our business strategy is to enter into licensing arrangements with medical device, pharmaceutical, and biotechnology companies that manufacture products incorporating our technologies. For the fiscal years ended September 30, 2009, 2008 and 2007, we derived approximately 62%, 53% and 72% of our revenue, respectively, from royalties and license fees. Although we do market certain diagnostic products and reagents, we do not currently market, distribute or sell our own medical devices or pharmaceutical compounds, nor do we intend to do so in the foreseeable future. Thus, our prospects are greatly dependent on the receipt of royalties from licensees of our technologies. The amount and timing of such royalties are, in turn, dependent on the ability of our licensees to gain successful regulatory approval for, market and sell products incorporating our technologies. Failure of certain licensees to gain regulatory approval or market acceptance for such products could have a material adverse effect on our business, financial condition and results of operations.

Our customers market and sell (and most manufacture) the products incorporating our licensed technologies. If one or more of our licensees fail to pursue the development or marketing of these products as planned, our revenue and profits may not reach our expectations, or may decline. Additionally, our ability to generate positive operating results in connection with the achievement of development or commercialization milestones may also suffer. For example, as discussed previously, Merck terminated their collaboration with us relating to the development and potential commercialization of our I-vationtm intravitreal implant following a strategic review of its business and product development portfolio in 2008. We do not control the timing and other aspects of the development or commercialization of products incorporating our licensed technologies because our customers may have priorities that differ from ours or their development or marketing efforts may be unsuccessful, resulting in delayed or discontinued products. Hence, the amount and timing of royalty payments received by us will fluctuate, and such fluctuations could have a material adverse effect on our business, financial condition and results of operations.

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

We manufacture all of the products we sell in our existing production labs in our Eden Prairie, Minnesota, Birmingham, Alabama, and Owings Mills, Maryland facilities. If any of our existing production facilities becomes incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenue and we may not be able to maintain our relationships with our customers, including certain of our licensees. In particular, because most of our customers use these reagents to create royalty-bearing products, failure by us to deliver products, including polymers and reagents, could result in decreased royalty revenue, as well as decreased revenue from the sale of products. Without our existing production facilities, we would have no other means of manufacturing products until we were able to restore the manufacturing capability at a particular facility or develop an alternative manufacturing facility. Although we carry business interruption insurance to cover lost revenue and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing customers resulting from our inability to produce products for them.

We have limited experience manufacturing pharmaceutical products for commercial sale and use, and we may be subject to adverse consequences if we fail to comply with applicable regulations.

Under the terms of certain of our licensing agreements, we may be obligated to manufacture pharmaceutical or biotechnology products for existing or future licensees under appropriate circumstances. In addition, certain potential customers may require that we be responsible for the manufacture of pharmaceutical or biotechnology products in order to enter into licensing agreements with us. The manufacture of pharmaceutical or biotechnology products can be an expensive, time consuming, and complex process. Further, any manufacturer of pharmaceutical and biotechnology products is subject to applicable Current Good Manufacturing Practice (cGMP) regulations as prescribed by the Food and Drug Administration or other rules and regulations prescribed by foreign regulatory authorities. Although we have purchased a facility in Alabama and have substantially completed upgrading the facility, we may be unable to maintain our facilities in compliance with cGMP or other applicable regulatory standards. Such a failure to comply with cGMP could result in significant time delays or inability to obtain (and maintain) marketing approval for any future products that we may be required to manufacture, which may result in financial penalties under the terms of license agreements, as well as damage our relationships with our customers in the future. Furthermore, we may be subject to sanctions, including temporary or permanent suspension of operations, product recalls and marketing restrictions, if we fail to comply with the laws and regulations pertaining to our business.

We may face product liability claims related to participation in clinical trials, the use or misuse of our products or the manufacture and supply of pharmaceutical products.

The development and sale of medical devices and component products involves an inherent risk of product liability claims. Although we expect that devices incorporating our technologies will be manufactured by others and sold under their own labels, and in most cases our customer agreements provide indemnification against such claims, there can be no guarantee that we will not become involved in the manufacture and supply of commercial quantities of products to licensees, that product liability claims will not be filed against us for such products, that parties indemnifying us will have the financial ability to honor their indemnification obligations or that such manufacturers will not seek indemnification or other relief from us for any such claims. Any product liability claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of our management’s time, attention and resources. We have obtained a level of liability insurance coverage that we believe is appropriate to our activities, however we cannot be sure that our product liability insurance coverage is adequate or that it will continue to be available to us on acceptable terms, if at all. Furthermore, we do not expect to be able to obtain insurance covering our costs and losses as a result of any recall of products or devices incorporating our technologies because of alleged defects, whether such recall is instituted by us, by a customer, or is required by a regulatory agency. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations.

Our revenue will be harmed if we cannot purchase sufficient reagent components we use in our manufacture of reagents.

We currently purchase some of the components we use to manufacture reagents from sole suppliers. If any of our sole suppliers becomes unwilling to supply components to us, incurs an interruption in its production or is otherwise unable to provide us with sufficient material to manufacture our reagents, we will experience production interruptions. If we lose our sole supplier of any particular reagent component or are otherwise unable to procure all components required for our reagent manufacturing for an extended period of time, we may lose the ability to manufacture the reagents our customers require to commercialize products incorporating our technology. This could result in lost royalties and product sales, which would harm our financial results. Adding suppliers to our approved vendor list may require significant time and resources since we typically thoroughly review a supplier’s business and operations to become comfortable with the quality and integrity of the materials we purchase for use with our technology, including reviewing a supplier’s manufacturing processes and evaluating the suitability of materials and packaging procedures the supplier uses. We routinely attempt to maintain multiple suppliers of each of our significant materials, so we have alternative suppliers, if necessary. However, if the number of suppliers of a material is reduced, or if we are otherwise unable to obtain our material requirements on a timely basis and on favorable terms, our operations may be harmed.

We are dependent upon key personnel and may not be able to attract qualified personnel in the future.

Our success is dependent upon our ability to retain and attract highly qualified management and technical personnel. We face intense competition for such qualified personnel. We do not maintain key person insurance, nor do we have employment agreements with the majority of our employees, except for certain of our executive officers. Although we have non-compete agreements with most employees, there can be no assurance that such agreements will be enforceable or that they will serve to keep employees working for us. The loss of the services of one or more key employees or the failure to attract and retain additional qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

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

RISKS RELATING TO CLINICAL AND REGULATORY MATTERS

Healthcare policy changes, including pending proposals to reform the U.S. healthcare system, may have a material adverse effect on us.

Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators, and third-party payors to keep these costs down. Certain proposals, if implemented, would impose limitations on the prices our customers will be able to charge for their products, or the amounts of reimbursement available for their products from governmental agencies or third-party payors. Because a portion of our revenue is typically derived from royalties on products which constitute a percentage of the selling price, these limitations could have an adverse effect on our revenue.

In addition, various members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform. Various proposals have included reduced Medicare payments, reduced drug spending and increased taxes. Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our customers’ products, reduce medical procedure volumes (thereby reducing the number of our customers’ products used), and adversely affect our business, our financial position and results of operations.

Products incorporating our technologies are subject to continuing regulations and extensive approval or clearance processes. If our licensees are unable to obtain or maintain the necessary regulatory approvals or clearances for such products, then our licensees will not be able to commercialize those products on a timely basis, if at all.

Medical devices, biotechnology products or pharmaceutical products incorporating the technologies are subject to regulation by the Food and Drug Administration (FDA) and other regulatory authorities. In order to obtain regulatory approval for products incorporating our technologies, extensive preclinical studies as well as clinical trials in humans may be required. Clinical development, including preclinical testing, is a long, expensive and uncertain process. The burden of securing regulatory approval for these products typically rests with our licensees, the medical device or pharmaceutical customer. However, we have prepared Drug Master Files and Device Master Files which may be accessed by the FDA and other regulatory authorities to assist them in their review of the applications filed by our licensees.

The process of obtaining FDA and other required regulatory approvals is expensive and time-consuming. Historically, most medical devices incorporating our technologies have been subject to the FDA’s 510(k) marketing approval process, which typically lasts from six to nine months. Supplemental or full pre-market approval reviews require a significantly longer period, delaying commercialization. By contrast, pharmaceutical products incorporating our technologies are subject to the FDA’s New Drug Application process which typically takes a number of years to complete. Additionally, biotechnology products incorporating our technologies are subject to the FDA’s Biologics License Application process, which also typically takes a number of years to complete. In addition, sales of medical devices and pharmaceutical or biotechnology products outside the U.S. are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval.

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

Our research, development and manufacturing activities sometimes involve the controlled use of various hazardous materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. While we currently maintain insurance in amounts that we believe are appropriate, we could be held liable for any damages that might result from any such event. Any such liability could exceed our insurance and available resources and could have a material adverse effect on our business, financial condition and results of operations.

Additionally, certain of our activities are regulated by federal and state agencies in addition to the FDA. For example, activities in connection with disposal of certain chemical waste are subject to regulation by the U.S. Environmental Protection Agency. We could be held liable in the event of improper disposal of such materials, even if these acts were done by third parties. Some of our reagent chemicals must be registered with the agency with basic information filed related to toxicity during the manufacturing process as well as the toxicity of the final product. Failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATING TO OUR SECURITIES

Our stock price has been volatile and may continue to be volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile, in large part attributable to developments and circumstances related to factors identified in “Forward-Looking Statements” and “Risk Factors.” The market value of shares of our common stock may rise or fall sharply at any time because of this volatility, and also because of significant short positions taken by investors from time to time in our stock. In the fiscal year ended September 30, 2009, the sale price for our common stock ranged from $15.96 to $31.69 per share. The market prices for securities of medical technology, drug delivery and biotechnology companies historically have been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal operations are located in Eden Prairie, a suburb of Minneapolis, Minnesota, where we own a building that has approximately 64,000 square feet of space. We also own an undeveloped parcel of land adjacent to our principal facility, which we intend to use to accommodate our growth needs.

In addition to our Eden Prairie facility, we also own and lease facilities in Birmingham, Alabama in connection with our SurModics Pharmaceuticals operations. The facility which we acquired in the SurModics Pharmaceuticals acquisition consists of approximately 33,000 square feet. In April 2008, we acquired a second building in Birmingham, Alabama that has approximately 286,000 square feet in order to upgrade our manufacturing capabilities. We also lease an approximately 14,000 square foot facility in Birmingham which contains three cleanroom suites primarily used for the manufacture of drug products and a separate facility in Birmingham containing approximately 4,500 square feet of warehouse space. We also lease facilities in Owings Mills, Maryland in connection with our BioFX operations and lease office space in Irvine, California for use by our Ophthalmology business unit.

ITEM 3.	LEGAL PROCEEDINGS.

See Note 9 to the Consolidated Financial Statements for information regarding commitments and contingencies.

On June 18, 2007, the Company was named as an involuntary plaintiff in patent litigation between Abbott Laboratories (“Abbott”) and Church & Dwight, Inc. (“Church & Dwight”). In the litigation, Abbott alleged that certain of Church & Dwight’s products utilizing lateral flow technology for diagnostic purposes infringe upon certain of the Company’s patents that have been exclusively licensed to Abbott under the terms of a license agreement between the Company and Abbott dated May 30, 1989, as amended and restated. The suit was filed in the U.S. District Court for the Northern District of Illinois seeking a finding of infringement, monetary damages and injunctive relief. On September 17, 2009, the litigation between the Company, Abbott and Church & Dwight was settled. Under the terms of the settlement, we received a payment of $1.3 million, and on October 19, 2009, the U.S. District Court for the Northern District of Illinois entered an order dismissing all claims and counterclaims with prejudice.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of December 11, 2009, the names, ages and positions of the Company’s executive officers are as follows:

Name	Age	Position

Bruce J Barclay	53	President and Chief Executive Officer
Aron B. Anderson, Ph.D.	46	Vice President and Chief Scientific Officer
Philip D. Ankeny	46	Senior Vice President and Chief Financial Officer
Douglas P. Astry	57	General Manager, In Vitro Technologies
Lise W. Duran, Ph.D.	54	Vice President of Research
Paul A. Lopez	53	Vice President, President — Ophthalmology Division
Charles W. Olson	45	Vice President, General Manager — Cardiovascular
Bryan K. Phillips	38	Vice President, General Counsel and Secretary
Brian L. Robey	46	Vice President of Product Development and Operations
Michael J. Shoup	49	Vice President of Quality, Regulatory and Clinical Affairs
Arthur J. Tipton, Ph.D.	52	Vice President, and President of SurModics Pharmaceuticals
Jan M. Webster	50	Vice President of Human Resources

Bruce J Barclay joined the Company as its President and Chief Operating Officer in December 2003. He became a director of the Company in July 2004 and Chief Executive Officer of the Company in July 2005. Mr. Barclay has more than 30 years of experience in the health care industry. Prior to joining SurModics, he served as President and Chief Executive Officer of Vascular Architects, Inc. from 2000 to 2003. Prior to Vascular Architects, he served at Guidant Corporation, most recently as an officer and Senior Vice President from 1998 to 2000. Previously, he was a Vice President of Guidant’s Interventional Cardiology division with responsibility for the law division, a new therapies technical development team and business development, charged with the acquisition of new products and technologies for the division. Mr. Barclay also has considerable experience in the pharmaceutical area serving in several positions at Eli Lilly and Company. Mr. Barclay received a B.S. in chemistry and a B.A. in biology from Purdue University in 1980 and a J.D. from the Indiana University School of Law in 1984. He is also a registered patent attorney.

Aron B. Anderson, Ph.D., joined the Company as an Associate Scientist in 1991. In 1994, he was named Director, Hemocompatibility R&D, in 2001, named Director, Drug Delivery, and in January 2005, Vice President and Chief Scientific Officer. Dr. Anderson serves on the Board of Directors of University Enterprise Laboratories, a partnership between the University of Minnesota and the city of St. Paul, Minnesota that functions as a technology company incubator. Dr. Anderson received a B.S. in Chemical Engineering from the University of Minnesota in 1985, and received an M.S. in 1987 and Ph.D. in 1991, both in Chemical Engineering, from Stanford University.

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

Bryan K. Phillips joined the Company in July 2005 as Patent Counsel and Assistant General Counsel. In January 2006, Mr. Phillips was appointed Corporate Secretary, and he was promoted to Deputy General Counsel in October 2007. He was promoted to his current role as Vice President, General Counsel and Corporate Secretary in September 2008. Prior to joining SurModics, from 2001 to 2005, Mr. Phillips served as patent counsel at Guidant Corporation’s Cardiac Rhythm Management Group where he was responsible for developing and implementing intellectual property strategies and also for supporting the company’s business development function. He also practiced law at the Minneapolis-based law firm of Merchant & Gould P.C. Mr. Phillips received a B.S. degree in Mechanical Engineering from the University of Kansas in 1993 and a law degree from the University of Minnesota Law School in 1999. He is admitted to the Minnesota bar and is registered to practice before the United States Patent and Trademark Office.

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

Michael J. Shoup joined the Company in March 2006 as Vice President of Quality, Regulatory and Clinical Affairs and assumed additional responsibilities for analytical and characterization sciences in January 2007. Mr. Shoup has over 20 years of experience in quality assurance and manufacturing, including over 15 years in the medical device industry. Before joining SurModics, he was Director of Quality and Design Assurance for St. Jude Medical’s Cardiac Surgery Division from 2005 to 2006 and held various positions at Acorn Cardiovascular from 1998 to 2005, most recently as Director of Operations. Mr. Shoup’s employment history also includes Integ (1994 — 1998), SciMed Life Systems, now part of Boston Scientific (1990 — 1994) and Minco Products (1983 — 1990). He teaches in the area of medical device design and manufacturing at the University of St. Thomas as an adjunct professor in the School of Engineering and is a regular lecturer for the Center of Business Excellence. Mr. Shoup received a B.S. in mechanical engineering from the University of Minnesota in 1982 and earned an M.B.A. with a manufacturing systems concentration from the University of St. Thomas in 1995.

Arthur J. Tipton, Ph.D., became Vice President, SurModics and President, SurModics Pharmaceuticals, coincident with the acquisition of SurModics Pharmaceuticals by SurModics in July 2007. Dr. Tipton joined Southern Research Institute in 2004 as Vice President of Pharmaceutical Formulations and then became President and CEO of SurModics Pharmaceuticals, when it was launched as a new company based on Southern Research Institute’s pharmaceutical formulations business in January 2005. Prior to joining Southern Research Institute, Dr. Tipton served as Executive Vice President at Durect Corporation from 2001 to 2004. Dr. Tipton also held a variety of positions at Southern BioSystems (now part of Durect), including Vice President and Chief Scientific Officer, where he led all efforts on biodegradable technology from 1993 to 2001. Dr. Tipton was with Atrix Laboratories (now part of QLT Inc.) from 1988 to 1993. He currently serves on the Boards of the Biotechnology Association of Alabama and the Controlled Release Society. Dr. Tipton earned a B.S. in Chemistry from Spring Hill College in 1980 and a Ph.D. in Polymer Science and Engineering from the University of Massachusetts, Amherst in 1988.

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

Our stock is traded on the Nasdaq Global Select Market under the symbol “SRDX.” The table below sets forth the range of high and low sale prices, by quarter, for our Common Stock, as reported by Nasdaq, in each of the last two fiscal years.

Fiscal Quarter Ended:	High	Low

September 30, 2009	$25.14	$20.87
June 30, 2009	23.40	17.95
March 31, 2009	27.42	15.96
December 31, 2008	31.69	18.95
September 30, 2008	45.06	28.05
June 30, 2008	47.88	42.00
March 31, 2008	55.40	38.17
December 31, 2007	56.09	48.35

Our transfer agent is:

American Stock Transfer & Trust Company
59 Maiden Lane, Plaza Level
New York, New York 10038
(800) 937-5449

According to the records of our transfer agent, as of December 7, 2009, there were 264 holders of record of our Common Stock and approximately 10,825 beneficial owners of shares registered in nominee or street name.

We have never paid any cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future.

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2009, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

			(c)	(d)
			Total Number	Approximate Dollar
			of Shares	Value of
			Purchased	Shares That
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	per Share(1)	Programs	Programs(2)

7/1/09 — 7/31/09	4,655	$22.93	0	$7,333,728
8/1/09 — 8/31/09	0	NA	0	$7,333,728
9/1/09 — 9/30/09	203	$24.02	0	$7,333,728
Total	4,858	$22.97	0	$7,333,728

(1)	The purchases in this column were repurchased by the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called “stock swap exercises” related to the vesting of employee restricted stock or performance awards.

(2)	On November 15, 2007, our Board of Directors announced the authorization of the repurchase of $35 million of our outstanding common stock. As of September 30, 2009, we have repurchased 921,648 shares at an average price of $30.02 per share. Under the current authorization, the Company has $7.3 million available for authorized share repurchases as of September 30, 2009. The repurchase authorization does not have an expiration date.

Stock Performance Chart

The following chart compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the Nasdaq Stock Market and the Nasdaq Medical Industry Index (Medical Devices, Instruments and Supplies). The comparison assumes $100 was invested on September 30, 2004 and assumes reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

The data presented below as of and for the fiscal years ended September 30, 2009, 2008 and 2007 are derived from our audited consolidated financial statements included elsewhere in this report. The financial data as of and for the fiscal years ended September 30, 2006 and 2005 are derived from our audited financial statements which are not included in this report. The information set forth below should be read in conjunction with the Company’s consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this report and our consolidated financial statements and related notes beginning on page F-1 and other financial information included in this report.

	Fiscal Year
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)

Statements of Operations Data:
Total revenue	$121,534	$97,051	$73,164	$69,884	$62,381
Operating income	57,501	27,261	9,899	36,163	2,985
Net income (loss)	37,550	14,739	3,347	20,334	(8,246)
Diluted net income (loss) per share	2.15	0.80	0.18	1.09	(0.45)
Balance Sheet Data:
Cash, short-term and long-term investments	$47,868	$71,978	$70,225	$106,571	$73,319
Total assets	185,562	191,028	171,331	157,402	124,225
Retained earnings	103,989	66,439	51,620	48,273	27,914
Total stockholders’ equity	172,372	141,806	130,922	145,203	115,581

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

SurModics is a leading provider of drug delivery and surface modification technologies to the healthcare industry. In November 2008, we announced a change in our organizational structure into four clinically and market focused business units: Cardiovascular, Ophthalmology, SurModics Pharmaceuticals, and In Vitro Technologies. We believe that this structure improves the visibility, marketing and adoption of the Company’s broad array of technologies within specific markets and helps our customers in the medical device, pharmaceutical and life science industries better solve unmet clinical needs. In addition, a new centralized research and development function has been formed to serve the needs of the Company’s clinically and market focused business units, other than the SurModics Pharmaceuticals business unit, which continues to maintain certain R&D operations.

The reorganization change resulted in the Company being comprised of new market focused business units. “Therapeutic” contains: (1) the Cardiovascular business unit, which provides drug delivery and surface modification technologies to customers in the cardiovascular market; (2) the Ophthalmology business unit, which is dedicated to the advancement of treatments for eye diseases, such as age-related macular degeneration (AMD) and diabetic macular edema (DME), two of the leading causes of blindness; and (3) the SurModics Pharmaceuticals business unit, which provides proprietary polymer-based drug delivery technologies to companies developing improved pharmaceutical products. Revenue results in Therapeutic are presented by the clinical market areas in which our customers participate (Cardiovascular, Ophthalmology and Other Markets). “Diagnostic” contains the In Vitro Technologies business unit, which includes our microarray slide technologies, our stabilization products, antigens and substrates for immunoassay diagnostic tests, and our in vitro diagnostic format technology.

Our revenue is derived from three primary sources: (1) royalties and license fees from licensing our proprietary drug delivery and surface modification technologies and in vitro diagnostic formats to customers; the vast majority (typically in excess of 90%) of revenue in the “royalties and license fees” category is in the form of royalties; (2) the sale of polymers and reagent chemicals, stabilization products, antigens, substrates and microarray slides to the diagnostics and biomedical research industry; and (3) research and development fees generated on customer projects. Revenue fluctuates from quarter to quarter depending on, among other factors: our customers’ success in selling products incorporating our technologies; the timing of introductions of licensed products by customers; the timing of introductions of products that compete with our customers’ products; the number and activity level associated with customer development projects; the number and terms of new license agreements that are finalized; the value of reagent chemicals and other products sold to customers; and the timing of future acquisitions we complete, if any.

For financial accounting and reporting purposes, we report our results in one reportable segment. We made this determination because each business unit has similar economic characteristics; a significant percentage of our employees provide support services (including research and development) to each business unit; technology and products from each business unit are marketed to the same or similar customers; each business unit uses the same sales and marketing resources; and each business unit operates in the same regulatory environment.

In June 2007, we entered into a License and Research Collaboration Agreement and separate Supply Agreement with Merck & Co., Inc. (“Merck”) related to our I-vationtm TA (triamcinolone acetonide) intravitreal implant. Under the terms of the Merck agreements, we received an up front license fee of $20 million and were eligible to receive up to an additional $288 million in fees and development milestones associated with the successful product development and attainment of appropriate U.S. and EU regulatory approvals, as well as payment for our research and development activities. In September 2008, following a strategic review of its business and product development portfolio, Merck gave notice that it was terminating the collaborative research and license agreement, as well as the supply agreement entered into in June 2007. This decision was not based on any concerns about the safety or efficacy of the I-vation system. The termination was effective in December 2008, and we have recognized revenue related to the termination of approximately $45 million in fiscal 2009, principally from amounts that previously had been deferred and amortized under the accounting treatment required by accounting guidance for revenue arrangements with multiple deliverables. The $45 million includes a $9 million milestone payment associated with the termination of the triamcinolone acetonide development program.

In November 2008, we acquired a portfolio of intellectual property and collaborative drug delivery projects from PR Pharmaceuticals, Inc., a drug delivery company specializing in injectable, biodegradable sustained release formulations. Total consideration paid through September 30, 2009 was $5.6 million and PR Pharmaceuticals, Inc. is eligible to receive up to an additional $3.6 million in cash upon successful achievement of specified milestones. The proprietary technologies we acquired complement and enhance our existing portfolio of drug delivery capabilities by providing a broader toolkit for protein delivery and the ability to use smaller gauge needles for microparticle injections. In addition, the multiple customer development programs we assumed complement the diversified portfolio of customer projects at SurModics Pharmaceuticals, and we believe will further leverage the investment we are making in cGMP manufacturing.

On October 5, 2009, we entered into a License and Development Agreement with F. Hoffmann-La Roche, Ltd. (“Roche”) and Genentech, Inc., a wholly-owned member of the Roche Group (“Genentech”). Under the terms of the License Agreement, Roche and Genentech will have an exclusive license to develop and commercialize a sustained drug delivery formulation of Lucentis® (ranibizumab injection) utilizing SurModics’ proprietary biodegradable microparticles drug delivery system. Under the terms of the agreement, we received an up front licensing fee of $3.5 million and are eligible to receive potential payments of up to approximately $200 million in fees and milestone payments in the event of the successful development and commercialization of multiple products, as well as payment for development work done on these products. Roche and Genentech will have the right to obtain manufacturing services from SurModics. In the event a commercial product is developed, we will also receive royalties on sales of such products.

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

Revenue recognition.  In accordance with accounting guidance, revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) shipment has occurred or delivery has occurred if the terms specify destination; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured. However, when there are additional performance requirements, revenue is recognized when such requirements have been satisfied. Royalty revenue is generated when a licensed customer sells products incorporating our technologies. Royalty revenue is recognized as our licensees report it to us, and payment is typically submitted concurrently with a quarterly report. Revenue related to a performance milestone is recognized upon achievement of the milestone and meeting specific revenue recognition criteria. We recognize initial license fees over the term of the related agreement. Minimum royalty fees are recognized in the period earned. Product sales to third parties are recognized at the time of shipment, provided that an order has been received, the price is fixed or determinable, collectability of the resulting receivable is reasonably assured and returns can be reasonably estimated. Our sales terms provide no right of return outside of our standard warranty policy. Payment terms are generally set at 30-45 days. Generally, revenue for research and development is recorded as performance progresses under the applicable contract. When we have revenue arrangements with multiple deliverables, we comply with current accounting guidance and recognize each element as it is earned.

Costs related to products delivered are recognized in the period revenue is recognized except for services related to the Merck agreement, which have been recognized as incurred. Customer advances are accounted for as a liability until all criteria for revenue recognition have been met.

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

Goodwill.  Goodwill represents the excess of the cost of the acquired entities over the fair value assigned to the assets purchased and liabilities assumed in connection with the Company’s acquisitions. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment in accordance with accounting guidance. Under certain situations, interim impairment tests may be required if events occur or circumstances change indicating that the carrying amount of goodwill may be impaired.

Evaluating goodwill for impairment involves the determination of the fair value of our reporting units in which we have recorded goodwill. A reporting unit is a component of our results for which discrete financial information is available and reviewed by management on a regular basis. SurModics has determined that its reporting units are its SurModics Pharmaceuticals business unit, a component within Therapeutics, and the In Vitro Technologies business unit.

We performed our annual impairment test of goodwill in the fourth quarter of fiscal 2009 and did not record an impairment charge. In evaluating whether goodwill was impaired, we compared the fair value of reporting units to which goodwill is assigned to their carrying value (step one of the impairment test). In calculating fair value, we used a valuation technique based on multiples of revenue and book value for comparable companies since the technique is consistent with the objective of measuring fair value. The comparison companies selected have operations comparable to each of the SurModics reporting units for which indefinite-lived assets were being evaluated.

Investments.  Investments consist principally of U.S. government and government agency obligations and mortgage-backed securities and are classified as available-for-sale or held-to-maturity at September 30, 2009. Our investment policy calls for no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations, net of tax. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment in accordance with accounting guidance. Our evaluation of the available-for-sale investments resulted in no loss recognition in fiscal 2009 and loss recognition of $4.3 million related to our investment in OctoPlus N.V. (included in Other Assets in the consolidated balance sheets) in fiscal 2008, as we determined the loss to be an other-than-temporary impairment based on a significant decline in the stock price as of September 30, 2008. The impairment of the OctoPlus N.V. investment resulted in a new cost basis. Investments which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. If there is an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity, the Company will write down the security to fair value with a corresponding adjustment to other income (loss). Interest on debt securities, including amortization of premiums and accretion of discounts, is included in other income (loss). Realized gains and losses from the sales of debt securities, which are included in other income (loss), are determined using the specific identification method.

Income tax accruals and valuation allowances.  When preparing the consolidated financial statements, we are required to estimate the income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax obligations based on expected income, statutory tax rates and tax planning opportunities in the various jurisdictions. In the event there is a significant unusual or one-time item recognized in the results of operations, the tax attributable to that item would be separately calculated and recorded in the period the unusual or one-time item occurred. Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. As a result, the annual effective tax rate reflected in our results of operations is different than that reported on our tax return (i.e., our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some are temporary differences that will reverse over time, such as depreciation expense on capital assets. These temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the expense in our consolidated statements of income. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance against those deferred tax assets. Deferred tax liabilities generally represent items for which we have already taken a deduction in our tax return, but we have not yet recognized the items as expense in our results of operations. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We had total deferred tax assets in excess of total deferred tax liabilities of $2.9 million as of September 30, 2009 and $12.2 million as of September 30, 2008, including valuation allowances of $3.3 million as of September 30, 2009 and $3.4 million as of September 30, 2008. The valuation allowances related to impairment losses on investments and were recorded because the Company does not currently foresee future capital gains within the allowable carry-forward and carry-back periods to offset these capital losses when they are recognized. As such, no tax benefit has been recorded in the consolidated statements of income.

The Company adopted accounting provisions on October 1, 2007 which defined new standards for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50 percent likely to be realized. The total gross amount of unrecognized tax benefits as of September 30, 2009 and 2008 was $2.0 million and $1.5 million, respectively, excluding accrued interest and penalties. $2.0 million of these tax benefits would affect our effective tax rate, if recognized. Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of September 30, 2009 and 2008, $0.6 million and $0.4 million, respectively, of interest and penalties were accrued, excluding the tax benefits of deductible interest. Fiscal years 2006, 2007 and 2008 remain subject to examination by federal tax authorities. Tax returns for state and local jurisdictions for fiscal years 2003 through 2008 remain subject to examination by state and local tax authorities. In the event that we have determined not to file tax returns with a particular state or local jurisdiction, all years remain subject to examination by the tax authorities. The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution could result in reduced income tax expense. Within the next 12 months, we do not expect that our unrecognized tax benefits will change significantly. See Note 8 to the consolidated financial statements for further information regarding the impact of adopting this new standard as well as changes in unrecognized tax benefits during fiscal 2009 and 2008.

Results of Operations

Years Ended September 30, 2009 and 2008

	Fiscal	Fiscal	Increase/
(Dollars in thousands)	2009	2008	(Decrease)	% Change

Revenue:
Therapeutic
Cardiovascular	$39,841	$47,675	$(7,834)	(16)%
Ophthalmology	52,102	10,252	41,850	408%
Other Markets	13,114	17,875	(4,761)	(27)%

Total Therapeutic	105,057	75,802	29,255	39%
Diagnostic	16,477	21,249	(4,772)	(22)%

Total revenue	$121,534	$97,051	$24,483	25%

Revenue.  Fiscal 2009 revenue was $121.5 million, an increase of $24.5 million, or 25%, from fiscal 2008. The increase in Therapeutic and decrease in Diagnostic revenue, as detailed in the table above, are further explained in the narrative below.

Therapeutic.  Revenue in Therapeutic was $105.1 million in fiscal 2009, a 39% increase compared with $75.8 million in the prior-year period. The increase in total revenue reflects the recognition of revenue of approximately $45 million associated with the terminated Merck collaborative research and license agreement. Excluding these significant event-specific items, Therapeutic revenue decreased $15.7 million, or 21%.

Cardiovascular derives a substantial amount of revenue from royalties and license fees and product sales attributable to Cordis Corporation, a Johnson & Johnson company, on its CYPHER® Sirolimus-eluting Coronary Stent. The CYPHER® stent incorporates a proprietary SurModics polymer coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in coronary artery lesions. The CYPHER® stent faces continuing competition from Boston Scientific, Medtronic, and Abbott Laboratories. Stents from these companies compete directly with the CYPHER® stent both domestically and internationally. Future royalty and reagent sales revenue could decrease as a result of lower CYPHER® stent sales as a result of the ongoing and expected future competition. We anticipate that royalty revenue from the CYPHER® stent may be volatile throughout fiscal 2010 and beyond as the various marketers of drug-eluting stents compete in the marketplace and as others enter the marketplace. We also receive a royalty on sales of the Medtronic Endeavor® drug-eluting stent delivery system incorporating our hydrophilic technology, which is sold in the United States and internationally and commenced sales in Japan in May 2009.

Cardiovascular revenue decreased $7.8 million, or 16%, in fiscal 2009, compared with the prior-year period principally as a result of lower royalties and license fees and research and development revenue. Our royalty revenue from Cordis decreased approximately 35% as a result of the decrease in CYPHER® stent sales.

Ophthalmology revenue increased $41.9 million, or 408%, in fiscal 2009, compared with the prior-year period. The significant increase principally reflects the recognition of approximately $45 million of previously deferred revenue associated with the terminated collaborative research and license agreement with Merck and a milestone payment associated with the termination of the triamcinolone acetonide development program.

Ophthalmology revenue, excluding the Merck event-specific items of fiscal 2009 and amortization of revenue in fiscal 2008, was unchanged at $7.1 million in both fiscal years.

Other Markets revenue decreased $4.8 million, or 27%, in fiscal 2009, compared with the prior-year period. Lower research and development revenue was the primary reason for the decrease. Selected customers have delayed, slowed or cancelled development projects in fiscal 2009 as a result of various factors including current economic conditions. Other Markets revenue is derived from more than 50 customers.

Diagnostic.  Revenue in Diagnostic was $16.5 million in fiscal 2009, a decrease of 22% compared with $21.2 million in the prior-year period. This decrease was attributable to lower royalties and license fees in fiscal 2009. In past years, Diagnostic derived a significant percentage of revenue from Abbott Laboratories. Fiscal 2009 was the last year in which we received royalty revenue from our diagnostic format patent license agreement with Abbott Laboratories. Royalty revenue from Abbott was $4.9 million in fiscal 2009, compared with $8.7 million in fiscal 2008. Product sales in Diagnostic decreased 4% compared with fiscal 2008 as customers slowed purchasing activity in early fiscal 2009.

Product costs.  Product costs were $7.5 million in fiscal 2009, an 11% decrease from the prior year. Overall product margins averaged 61%, compared with 58% in the prior year. The increase in product margins reflected the mix of products sold in fiscal 2009 as we had a decrease in sales of our SurModics Pharmaceuticals polymer products, which carry lower margins than our reagent and diagnostic products.

Customer research and development expenses.  Customer research and development (“Customer R&D”) expenses were $13.2 million, a decrease of 31% compared with fiscal 2008. The decrease principally reflects the impact of lower research and development revenue, adjusted for Merck. Customer R&D margins were 51%, compared with 24% in fiscal 2008. The margins were 32% and 21% for fiscal 2009 and 2008, respectively, after adjusting for Merck deferred revenue recognition in both periods. The increase in fiscal 2009 margins reflects lower labor and material costs incurred on projects, as well as lower overhead costs allocated to Customer R&D.

Other research and development expenses.  Other research and development (“Other R&D”) expenses were $21.2 million, essentially unchanged compared with $21.3 million in fiscal 2008. Our research and development headcount decreased in fiscal 2009 as a result of our November 2008 reorganization, resulting in lower labor costs, which were offset by higher overhead costs being allocated to Other R&D.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $17.2 million, a decrease of 17% compared with fiscal 2008. The decrease principally reflects lower employee compensation costs related to our annual incentive compensation program and lower stock-based compensation expense, as fiscal 2008 included costs related to transitions on our Board of Directors.

Purchased in-process research and development.  In November 2008, we acquired certain assets comprised of intellectual property and collaborative programs from PR Pharmaceuticals, Inc. The fair value of $3.2 million associated with the in-process research and development intangible asset was determined by management and recognized as an expense.

Restructuring charges.  In November 2008, we announced a functional reorganization to better serve our customers and improve our operating performance. As a result of the reorganization, we eliminated 15 positions, or approximately 5% of our workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the first quarter of fiscal 2009. The reorganization also resulted in SurModics vacating a leased office facility in Eden Prairie, Minnesota, and consolidating into our owned office and research facility also in Eden Prairie.

We recorded total restructuring charges of $1.8 million in connection with the reorganization. These pre-tax charges consisted of $0.5 million of severance pay and benefits expenses and $1.3 million of facility-related costs.

Costs totaling $0.8 million have been paid, and we anticipate paying the remaining $1.0 million within the next fifteen months.

Other income (loss), net.  Other income was $2.0 million in fiscal 2009, compared with a loss of $0.4 million in fiscal 2008. Income from investments was $1.8 million in fiscal 2009, compared with $3.3 million in fiscal 2008. The decrease primarily reflects lower investment balances in fiscal 2009. The fiscal 2008 loss primarily reflects a $4.3 million impairment loss on our investment in OctoPlus N.V., based on a significant decline in the stock price as of September 30, 2008.

Income tax expense.  The income tax provision was $22.0 million in fiscal 2009, compared with $12.2 million in fiscal 2008. The effective tax rate in fiscal 2009 was 36.9% compared with 45.2% in fiscal 2008. Excluding the impact of the $4.3 million impairment loss in fiscal 2008 (since the Company does not currently foresee offsetting capital gains that could offset this capital loss, no tax benefit has been recorded), the effective tax rate was 38.9%. The decrease in the effective tax rate, adjusted for the one-time item noted, is primarily a result of lower state taxes and the tax reserve associated with uncertain tax positions.

Years Ended September 30, 2008 and 2007

	Fiscal	Fiscal
(Dollars in thousands)	2008	2007	Increase	% Change

Revenue:
Therapeutic
Cardiovascular	$47,675	$46,487	$1,188	3%
Ophthalmology	10,252	2,453	7,799	318%
Other Markets	17,875	4,041	13,834	342%

Total Therapeutic	75,802	52,981	22,821	43%
Diagnostic	21,249	20,183	1,066	5%

Total revenue	$97,051	$73,164	$23,887	33%

Revenue.  Fiscal 2008 revenue was $97.1 million, an increase of $23.9 million, or 33%, from fiscal 2007. We experienced growth in both Therapeutic and Diagnostic, as detailed in the table above and further explained in the narrative below.

Therapeutic.  Revenue in Therapeutic was $75.8 million in fiscal 2008, a 43% increase compared with $53.0 million in the prior-year period. The increase in total revenue reflects a significant increase in research and development revenue associated with the SurModics Pharmaceuticals acquisition in July 2007. SurModics Pharmaceuticals contributed $20.6 million and $2.4 million in revenue for fiscal 2008 and 2007, respectively. Fiscal 2007 results included SurModics Pharmaceuticals for only two months, as the acquisition closed on July 31, 2007.

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

Cardiovascular revenue increased $1.2 million, or 3%, in fiscal 2008, compared with the prior-year period principally as a result of higher research and development revenue from customers. Overall royalties and license fees revenue increased despite an approximately 22% decrease in our royalty revenue from Cordis, which reflects the decrease in CYPHER® stent sales.

Ophthalmology revenue increased $7.8 million, or 318%, in fiscal 2008, compared with the prior-year period. The significant increase principally reflects increased research and development revenue from various ophthalmology customers. Ophthalmology revenue, excluding the amortization of Merck revenue in fiscal 2008 and 2007, was $7.1 million and $2.1 million, respectively.

Other Markets revenue increased $13.8 million, or 342%, in fiscal 2008, compared with the prior-year period. Higher research and development revenue and product sales were the main contributors to the increase. Other Markets revenue is derived from more than 50 customers.

Diagnostic.  Revenue in Diagnostic was $21.2 million in fiscal 2008, an increase of 5% compared with $20.2 million in the prior-year period. The increase was mainly attributable to increased product sales, principally as a result of the addition of $4.6 million of BioFX products sold during the year as compared with BioFX product sales of $0.5 million in fiscal 2007. Operating results of BioFX have been included in the Company’s consolidated financial statements since August 14, 2007. The product sales increase was substantially offset by a 27% decrease in royalties and license fees. In Vitro Technologies derives a significant percentage of its revenue from GE Healthcare and Abbott Laboratories. Royalty revenue generated under our diagnostic format patent license agreement with Abbott Laboratories decreased 13% in fiscal 2008 compared with the prior year. Royalty revenue from GE Healthcare decreased 76% in fiscal 2008 compared with fiscal 2007 as a result of the transition to a non-exclusive license in January 2008.

Product costs.  Product costs were $8.5 million in fiscal 2008, a 52% increase from the prior year. Overall product margins averaged 58%, compared with 59% reported in fiscal 2007. The slight decrease in product margins reflects the mix of products sold in the period (in particular, some of our microarray slides and SurModics Pharmaceuticals polymer products carry lower margins than our reagent and stabilization products).

Customer research and development expenses.  Customer research and development (“Customer R&D”) expenses were $19.2 million, an increase of $13.3 million, or 229%, compared with fiscal 2007. The increase principally reflects the addition of SurModics Pharmaceuticals. Fiscal 2007 amounts include SurModics Pharmaceuticals for two months of operations following the acquisition. Customer R&D margins were 24% in fiscal 2008, compared with 16% in fiscal 2007. The increase in margins principally reflects the significant increase in research and development revenue as a result of the acquisition of SurModics Pharmaceuticals.

Other research and development expenses.  Other research and development expenses (“Other R&D”) were $21.3 million, a decrease of $1.3 million, or 6%, compared with fiscal 2007. The decrease was driven principally by lower labor and benefit costs in fiscal 2008 compared with the prior year period, partially offset by higher Other R&D expenses from SurModics Pharmaceuticals and BioFX.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $20.8 million, an increase of 53% compared with fiscal 2007. The increase principally reflects the addition of SurModics Pharmaceuticals and BioFX to our operations and higher stock-based compensation expenses associated with second quarter fiscal 2008 Board of Directors transitions.

Purchased in-process research and development.  In July 2007, we acquired all of the assets of SurModics Pharmaceuticals. Results in the fourth quarter of fiscal 2007 include an in-process research and development charge of $15.6 million related to the SurModics Pharmaceuticals acquisition. The fair value of the in-process research and development was determined by management.

Other income (loss), net.  Other loss was $0.4 million in fiscal 2008, compared with income of $4.8 million in fiscal 2007. The fiscal 2008 loss primarily reflects a $4.3 million impairment loss on our investment in OctoPlus N.V., based on a significant decline in the stock price. Income from investments was $3.3 million in fiscal 2008, compared with $4.8 million in fiscal 2007. The decrease primarily reflects lower investment balances and lower yields generated from our investment portfolio, as well as the early repayment of a note receivable associated with the fiscal 2005 sale of our contract manufacturing facility located in Bloomington, Minnesota.

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

Liquidity and Capital Resources

As of September 30, 2009, the Company had working capital of $29.0 million, of which $20.6 million consisted of cash, cash equivalents and short-term investments. Working capital decreased $5.0 million from the September 30, 2008 level driven principally by lower cash, accounts receivable and income taxes receivable balances, offset by lower accrued compensation and deferred revenue balances. Deferred revenue balances have decreased as a result of the termination of the Merck arrangement in fiscal 2009. In addition, accrued annual incentive compensation decreased because fiscal 2009 objectives were not achieved. Our cash, cash equivalents and short-term and long-term investments totaled $47.9 million at September 30, 2009, a decrease of $24.1 million from $72.0 million at September 30, 2008. The decrease was principally driven by redemptions which were used to finance investment in our new manufacturing facility in Alabama, which totaled $24.4 million and for our stock repurchase program, which totaled $15.0 million. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company’s policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while meeting or exceeding a benchmark (Merrill Lynch 1-3 Year Government-Corporate Index) total rate of return. Management plans to continue to direct its investment advisors to manage the Company’s investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its investments.

The Company had positive cash flows from operating activities of approximately $31.3 million in fiscal 2009, compared with $39.8 million in fiscal 2008. The following table depicts our cash flows from operations for each of fiscal 2009 and 2008:

	For the Years Ended
	September 30,
	2009	2008
	(Dollars in thousands)

Net income	$37,550	$14,739
Depreciation and amortization	5,912	6,071
Stock-based compensation	6,853	9,652
Purchased in-process research and development	3,200	—
Impairment loss on investment	—	4,314
Deferred taxes and other net operating activities	10,433	(3,938)
Net change in deferred revenue	(36,050)	11,452
Net change in other operating assets and liabilities	3,423	(2,468)

Net cash provided by operating activities	$31,321	$39,822

Net income in fiscal 2009 increased compared with fiscal 2008, however cash provided by operating activities was lower. Net income was higher in fiscal 2009 principally as a result of the recognition of previously deferred revenue associated with the Merck agreement, which is a non-cash item. The Merck termination also resulted in a reduction in deferred tax asset balances, which are non-cash. The decrease in cash from operations also reflects lower CYPHER® stent royalties and Abbott royalties in fiscal 2009.

We conduct a significant majority of our operations at our Eden Prairie, Minnesota headquarters and at our SurModics Pharmaceuticals subsidiary located in Birmingham, Alabama. In addition to our Eden Prairie and Birmingham locations, we lease approximately 4,800 square feet of commercial office space in Irvine, California, where our Ophthalmology business unit conducts a portion of its operations, and approximately 73,000 square feet of office and warehouse space in Eden Prairie. In December 2008, we consolidated all of our Eden Prairie personnel into our owned facility as part of our reorganization efforts, and subsequently subleased our leased space in Eden Prairie to another company. In April 2008, we purchased a building for $12.2 million with approximately 286,000 square feet of space near our present location in Birmingham, Alabama. We have invested an additional

$28.8 million in fiscal 2009 and 2008 in this facility to meet the development and cGMP manufacturing needs of our pharmaceutical and biotechnology customers.

In January 2005, we made an initial equity investment of approximately $3.9 million in OctoPlus N.V. (“OctoPlus”), a company based in the Netherlands active in the development of pharmaceutical formulations incorporating novel biodegradable polymers. Subsequent investments brought our total investment to $6.0 million, representing an ownership interest of less than 10%. In October 2006, OctoPlus common stock began trading on an international exchange following an initial public offering of its common stock. With a readily determinable fair market value, the Company treats the investment in OctoPlus as an available-for-sale investment rather than a cost method investment. In fiscal 2008, we incurred an impairment loss of $4.3 million on our investment in OctoPlus based on the decline in fair value of the common stock. Our new cost basis in the investment is $1.7 million. We had an unrealized gain of $2.0 million at September 30, 2009 reflected in comprehensive income.

In July 2007, we made equity investments in Paragon Intellectual Properties, LLC (“Paragon”) and Apollo Therapeutics, LLC (“Apollo”), a Paragon subsidiary. The Paragon and Apollo investments totaled $3.5 million. SurModics made an additional equity investment of $2.5 million, based upon successful completion of specified development milestones, in fiscal 2008. In October 2008, Paragon announced that it had restructured, moving from a limited liability company with seven subsidiaries to a single C-corporation named Nexeon MedSystems, Inc. (“Nexeon”). We continued to account for our investment in Paragon and Apollo under the equity method in the first quarter of fiscal 2009, as both entities report results to us on a one-quarter lag. Commencing with the second quarter of fiscal 2009, we account for our investment in Nexeon under the cost method as our ownership is less than 20%. SurModics made an additional cash investment in Nexeon of $500,000 in fiscal 2009.

In July 2007, we entered into a stock purchase agreement with Southern Research Institute whereby we acquired 100% of the capital stock of SurModics Pharmaceuticals, Inc. (formerly known as Brookwood Pharmaceuticals, Inc.) (“SurModics Pharmaceuticals”) for $40 million in cash on the closing date, and up to an additional $22 million in cash upon the successful achievement of specified milestones. In fiscal 2009 and 2008, milestones were achieved and $5 million of additional purchase price was recorded as an increase to goodwill. Based in Birmingham, Alabama, SurModics Pharmaceuticals specializes in proprietary injectable microparticles and implants to provide sustained delivery of drugs being developed by leading pharmaceutical, biotechnology and medical device clients as well as emerging companies. This acquisition has helped us broaden our technology offerings to our customers, diversify the range of markets in which we participate, expand our customer base, and enhance our pipeline of potential revenue generating opportunities. See Note 4 to the consolidated financial statements for further information.

In August 2007, we entered into a stock purchase agreement to acquire 100% of the capital stock of BioFX Laboratories, Inc. (“BioFX”) for $11.3 million in cash on the closing date, and up to an additional $11.4 million in cash upon the successful achievement of specified milestones. In fiscal 2008, a milestone was achieved and $1.1 million of additional purchase price was recorded as an increase to goodwill. The sellers are still eligible to receive up to $7.6 million in additional consideration. Based in Owings Mills, Maryland, BioFX is a leading manufacturer of substrates, a critical component of diagnostic test kits used to detect and signal that a certain reaction has taken place. The acquisition of BioFX has broadened our product portfolio in the in vitro diagnostics market. See Note 4 to the consolidated financial statements for further information.

In August 2008, we purchased approximately five acres of undeveloped land adjacent to our headquarters in Eden Prairie, Minnesota for approximately $3.6 million.

In November 2008, our SurModics Pharmaceuticals subsidiary entered into an asset purchase agreement with PR Pharmaceuticals, Inc. (“PR Pharma”) whereby it acquired certain contracts and assets of PR Pharma for $2.9 million in cash on the closing date, $0.3 million in transaction costs, and up to an additional $6.0 million upon the successful achievement of specified milestones. In fiscal 2009 $2.4 million of additional purchase price was paid based on achievement of certain milestones. PR Pharma is eligible to receive up to $3.6 million in cash upon the successful achievement of additional milestones. We believe this acquisition strengthens our portfolio of drug delivery technologies for the pharmaceutical and biotechnology industries.

In August 2009, the Company invested $2.0 million in a medical technology company. We account for this investment following the cost method, as our ownership level is below 20%.

In November 2007, our Board of Directors authorized the repurchase of up to $35 million of the Company’s common stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date. During fiscal 2009, we purchased 623,800 shares of common stock for $15.0 million at an average price of $24.05 per share. Under the current authorization, the Company has $7.3 million remaining available for authorized share repurchases as of September 30, 2009.

As of September 30, 2009, we had no debt outstanding. In February 2009, we entered into a two-year $25.0 million unsecured revolving credit facility. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based upon the Company’s funded debt to EBITDA ratio. No borrowings have yet been made on the credit facility. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of September 30, 2009, the Company was in compliance with all covenants.

We do not have any other credit agreements and believe that our existing cash, cash equivalents and investments, together with cash flow from operations, will provide liquidity sufficient to meet the below stated needs and fund our operations for the next twelve months. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact the Company’s ability to access capital in a timely manner and on attractive terms. Our anticipated liquidity needs for fiscal 2010 include, but are not limited to, the following: capital expenditures related to equipment purchases for the Alabama cGMP facility in the range of $5 million to $6 million; general capital expenditures in the range of $4 million to $6 million; contingent consideration payments, if any, related to our acquisitions of SurModics Pharmaceuticals and BioFX as well as the purchase of certain assets from PR Pharmaceuticals; and any amounts associated with the repurchase of common stock under the authorization discussed above.

Off-Balance Sheet Arrangements

As of September 30, 2009, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.

Contractual Obligations

Presented below is a summary of contractual obligations and payments due by period (in thousands). See Note 9 to the consolidated financial statements for additional information regarding the below obligations.

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases	$889	$422	$303	$164	$—

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued an update to authoritative accounting guidance to address the accounting for multiple-deliverable arrangements. This accounting update enables vendors to account for products and services (deliverables) separately rather than as a combined unit. This authoritative guidance establishes the accounting and reporting for arrangements under which the vendor will perform multiple revenue-generating activities. The amendments to the authoritative guidance establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The authoritative guidance also expands the disclosures related to multiple-deliverable revenue arrangements and in the year of adoption requires additional disclosures following previous authoritative guidance. The authoritative guidance is effective for the Company beginning in fiscal 2011, with early adoption permitted. The Company expects to early adopt this authoritative guidance in the first quarter of fiscal 2010 and is currently evaluating the impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance to eliminate the historical Generally Accepted Accounting Principles (GAAP) hierarchy and establish only two levels of U.S. GAAP, authoritative and nonauthoritative. When launched on July 1, 2009, the FASB Accounting Standards Codification (ASC) became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the ASC became nonauthoritative. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the ASC. This authoritative guidance was effective for financial statements for interim or annual reporting periods ended after September 15, 2009. The Company adopted the new codification in the fourth quarter of fiscal 2009. As the codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued authoritative accounting guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under goodwill and other intangible asset accounting. The authoritative guidance is intended to improve the consistency between the useful life of a recognized intangible asset under goodwill and intangible asset accounting and the period of the expected cash flows used to measure the fair value of the asset under business combination accounting and other GAAP. The authoritative guidance is effective for the Company in fiscal 2010, with early adoption prohibited. The Company does not expect the adoption of the authoritative guidance to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued authoritative accounting guidance which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The authoritative guidance is effective for the Company in fiscal 2010 and once adopted will impact recognition and measurement of future business combinations.

In September 2006, the FASB issued authoritative accounting guidance associated with fair value measurements. This guidance defines fair value, establishes a consistent framework for measuring fair value, gives guidance regarding methods used for measuring fair value and expands disclosures about fair value measurements. These provisions were implemented in fiscal 2009. See Note 3 to the consolidated financial statements. However, in February 2008, the FASB issued guidance which delayed the effective date from fiscal 2009 to fiscal 2010 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the potential impact of the authoritative guidance for which the effective date was delayed until fiscal 2010 on its consolidated financial statements.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $591,000 decrease in the fair value of the Company’s available-for-sale and held-to-maturity securities as of September 30, 2009, but no material impact on the results of operations or cash flows.

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

The consolidated balance sheets as of September 30, 2009 and 2008 and the consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2009, together with Report of Independent Registered Public Accounting Firm and related footnotes (including selected unaudited quarterly financial data) begin on page F-1 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

1.	Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

2.	Internal Control over Financial Reporting.

(a) Management’s Report on Internal Control Over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009. Deloitte & Touche LLP, the registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued the attestation report below regarding the Company’s internal control over financial reporting.

(b) Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SurModics, Inc.
Eden Prairie, Minnesota

We have audited the internal control over financial reporting of SurModics, Inc. and subsidiaries (the “Company”) as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2009 of the Company and our report dated December 11, 2009, expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
December 11, 2009

3.	Changes in Internal Controls.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 relating to directors, our audit committee, the nature of changes, if any, to procedures by which our shareholders may recommend nominees for directors, codes of ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Ethics and Business Conduct” and “Audit Committee Report,” which appear in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders. The information required by Item 10 relating to executive officers appears in Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation and Other Information,” “Compensation Discussion and Analysis,” “Director Compensation for Fiscal 2009” and “Compensation Committee Report,” which appear in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to the sections entitled “Principal Shareholders,” “Management Shareholdings” and “Equity Compensation Plan Information” which appear in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated herein by reference to the sections entitled “Corporate Governance — Related Person Transaction Approval Policy,” “Corporate Governance — Transactions With Related Parties” and “Corporate Governance — Majority of Independent Directors; Committees of Independent Directors,” which appear in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated herein by reference to the section entitled “Independent Registered Public Accounting Firm,” which appears in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

The following statements are included in this report on the pages indicated:

2. Financial Statement Schedules.  See Schedule II — “Valuation and Qualifying Accounts” in this section of this Form 10-K. All other schedules are omitted because they are inapplicable, not required, or the information is in the consolidated financial statements or related notes.

3. Listing of Exhibits.  The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index following the signature page.

SurModics, Inc.
Schedule II
Valuation and Qualifying Accounts

	Column B	Column C	Column D		Column E
	Balance at	Additions	Deductions		Balance at
Column A	Beginning of	Charged to	From		End of
Description	Period	Expenses	Reserves		Period

Year Ended September 30, 2007
Allowance for doubtful accounts	$40	$7	$7	(a)	$40

Year Ended September 30, 2008
Allowance for doubtful accounts	$40	$228	$133	(a)	$135

Year Ended September 30, 2009
Allowance for doubtful accounts	$135	$(34)	$19	(a)	$82

Restructuring accrual	$—	$1,763	$808	(b)	$955

(a)	Uncollectible accounts written off and adjustments to the allowance.

(b)	Adjustments to the accrual account reflect payments or non-cash charges associated with the accrual.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURMODICS, INC.

By:	/s/ Bruce J Barclay
Bruce J Barclay
Chief Executive Officer

Dated: December 11, 2009

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

Signature	Title	Date

/s/ Bruce J Barclay Bruce J Barclay	President and Chief Executive Officer (principal executive officer)	December 11, 2009

/s/ Philip D. Ankeny Philip D. Ankeny	Senior Vice President and Chief Financial Officer (principal financial officer)	December 11, 2009

/s/ Mark A. Lehman Mark A. Lehman	Corporate Controller (principal accounting officer)	December 11, 2009

/s/ José H. Bedoya José H. Bedoya	Director	December 11, 2009

/s/ John W. Benson John W. Benson	Director	December 11, 2009

/s/ Mary K. Brainerd Mary K. Brainerd	Director	December 11, 2009

Signature	Title	Date

/s/ Robert C. Buhrmaster Robert C. Buhrmaster	Director	December 11, 2009

/s/ Gerald B. Fischer Gerald B. Fischer	Director	December 11, 2009

/s/ Kenneth H. Keller Kenneth H. Keller	Director	December 11, 2009

/s/ Susan E. Knight Susan E. Knight	Director	December 11, 2009

/s/ John A. Meslow John A. Meslow	Director	December 11, 2009

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended September 30, 2009

SURMODICS, INC.

Exhibit

2.1		Agreement of Merger, dated January 18, 2005, with InnoRx, Inc. — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 18, 2005, SEC File No. 0-23837.
2.2		Stock Purchase Agreement, dated July 31, 2007, between SurModics, Inc. and Southern Research Institute. — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 31, 2007, SEC File No. 0-23837.
3.1		Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837.
3.2		Restated Bylaws of the Company, as amended.**
10	.1*	Company’s Incentive 1997 Stock Option Plan, including specimen of Incentive Stock Option Agreement — incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on form SB-2, Reg. No. 333-43217.
10	.2*	Form of Restricted Stock Agreement under 1997 Plan — incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on form SB-2, Reg. No. 333-43217.
10	.3*	Form of Non-qualified Stock Option Agreement under 1997 Plan — incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on form SB-2, Reg. No. 333-43217.
10.4		Adjusted License Agreement by and between the Company and Cordis Corporation effective as of January 1, 2003 — incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, SEC File No. 0-23837.
10.5		Reagent Supply Agreement by and between the Company and Cordis Corporation effective as of January 1, 2003 — incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, SEC File No. 0-23837.
10	.6*	Form of officer acceptance regarding employment/compensation — incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, SEC File No. 0-23837.
10	.7*	2003 Equity Incentive Plan (as amended and restated December 13, 2005) (adopted December 13, 2005 by the board of directors and approved by the shareholders on January 30, 2006) — incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 3, 2006, SEC File No. 0-23837.
10	.8*	Form of SurModics, Inc. 2003 Equity Incentive Plan Nonqualified Stock Option Agreement — incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10	.9*	Form of SurModics, Inc. 2003 Equity Incentive Plan Incentive Stock Option Agreement — incorporated by reference to Exhibit 99.2 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10	.10*	Form of SurModics, Inc. 2003 Equity Incentive Plan Restricted Stock Agreement — incorporated by reference to Exhibit 99.3 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10	.11*	Form of SurModics, Inc. 2003 Equity Incentive Plan Performance Share Award Agreement — incorporated by reference to Exhibit 99.4 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10	.12*	Form of SurModics, Inc. 2003 Equity Incentive Plan Performance Unit Award (cash settled) Agreement — incorporated by reference to Exhibit 99.5 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10	.13*	Form of SurModics, Inc. 2003 Equity Incentive Plan Restricted Stock Unit Agreement — incorporated by reference to Exhibit 99.6 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10	.14*	Form of SurModics, Inc. 2003 Equity Incentive Plan Stock Appreciation Rights (cash settled) Agreement — incorporated by reference to Exhibit 99.7 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.

Exhibit

10	.15*	Form of SurModics, Inc. 2003 Equity Incentive Plan Stock Appreciation Rights (stock settled) Agreement — incorporated by reference to Exhibit 99.8 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10	.16*	Change in Control Agreement with Bruce J Barclay, dated April 19, 2006 — incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed April 25, 2006, SEC File No. 0-23837.
10	.17*	Change in Control Agreement with Philip D. Ankeny, dated April 19, 2006 — incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed April 25, 2006, SEC File No. 0-23837.
10.18		The Company’s Board Compensation Policy, Amended as of November 17, 2008.**
10	.19*	Change in Control Agreement with Paul A. Lopez, dated November 15, 2006 — incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, SEC File No. 0-23837.
10	.20*	Description of certain retirement benefits for Dale R. Olseth — incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, SEC File No. 0-23837.
10	.21+	Exclusive License and Research Collaboration Agreement with Merck & Co., Inc. dated June 26, 2007 — incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 0-23837.
10	.22+	Supply Agreement with Merck & Co., Inc. dated June 26, 2007 — incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 0-23837.
10	.23*	Employment Agreement of Arthur J. Tipton, Ph.D., dated July 31, 2007 — incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
10.24		Purchase Agreement with Vest Mykyng LLC, dated August 24, 2007 — incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
10.25		Real Estate Purchase and Sale Agreement dated March 11, 2008 by and between Belk, Inc. and SurModics Pharmaceuticals, Inc. — incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 0-23837.
10.26		Credit Agreement dated as of February 27, 2009, by and between SurModics, Inc. and Wells Fargo Bank, National Association as Sole Lead Arranger and Administrative Agent — incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 4, 2009, SEC File No. 0-23837.
10	.27*	Amendment to Change of Control Agreement, dated as of December 23, 2008, between SurModics, Inc. and Bruce J Barclay.**
10	.28*	Amendment to Change of Control Agreement, dated as of December 23, 2008, between SurModics, Inc. and Philip D. Ankeny.**
10	.29*	Second Amendment to Change of Control Agreement, dated as of April 19, 2009, between SurModics, Inc. and Bruce J Barclay.**
10	.30*	Second Amendment to Change of Control Agreement, dated as of April 19, 2009, between SurModics, Inc. and Philip D. Ankeny.**
21		Subsidiaries of the Registrant.**
23		Consent of Deloitte & Touche LLP.**
24		Power of Attorney (included on signature page of this Form 10-K).**
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.**
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.**
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**

*	Management contract or compensatory plan or arrangement

**	Filed herewith

+	Confidential treatment requested as to portions of the exhibit. Confidential portions omitted and provided separately to the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SurModics, Inc.
Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of SurModics, Inc. and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SurModics, Inc. and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

As discussed in Note 8 to the consolidated financial statements, on October 1, 2007, the Company adopted new accounting guidance on the accounting for uncertainty in income taxes.

Minneapolis, Minnesota
December 11, 2009

SurModics, Inc. and Subsidiaries

Consolidated Balance Sheets
As of September 30

	2009	2008
	(In thousands, except share data)

ASSETS
Current Assets
Cash and cash equivalents	$11,636	$15,376
Short-term investments	8,932	9,251
Accounts receivable, net of allowance for doubtful accounts of $82 and $135 as of
September 30, 2009 and 2008, respectively	11,320	14,589
Inventories	3,330	2,651
Deferred tax asset	353	1,058
Prepaids and other	1,443	3,584

Total Current Assets	37,014	46,509

Property and equipment, net	66,915	41,897
Long-term investments	27,300	47,351
Deferred tax asset	2,548	11,099
Intangible assets, net	17,458	16,870
Goodwill	21,070	18,001
Other assets, net	13,257	9,301

Total Assets	$185,562	$191,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,468	$3,466
Accrued liabilities:
Compensation	926	3,015
Accrued income taxes payable	186	—
Accrued other	1,637	1,407
Deferred revenue	905	4,335
Other current liabilities	862	303

Total Current Liabilities	7,984	12,526
Deferred revenue, less current portion	623	33,243
Other long-term liabilities	4,583	3,453

Total Liabilities	13,190	49,222

Commitments and Contingencies (Note 9)
Stockholders’ Equity
Series A preferred stock — $.05 par value, 450,000 shares authorized;
no shares issued and outstanding	—	—
Common stock — $.05 par value, 45,000,000 shares authorized; 17,471,472
and 18,030,270 shares issued and outstanding	874	901
Additional paid-in capital	66,005	74,573
Accumulated other comprehensive income (loss)	1,504	(107)
Retained earnings	103,989	66,439

Total Stockholders’ Equity	172,372	141,806

Total Liabilities and Stockholders’ Equity	$185,562	$191,028

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Income
For the Years Ended September 30

	2009	2008	2007
	(In thousands, except net
	income per share)

Revenue
Royalties and license fees	$75,464	$51,788	$52,679
Product sales	19,333	20,052	13,543
Research and development	26,737	25,211	6,942

Total revenue	121,534	97,051	73,164

Operating Costs and Expenses
Product	7,508	8,476	5,584
Customer research and development	13,183	19,187	5,840
Other research and development	21,179	21,311	22,625
Selling, general and administrative	17,200	20,816	13,643
Purchased in-process research and development	3,200	—	15,573
Restructuring charges	1,763	—	—

Total operating costs and expenses	64,033	69,790	63,265

Income from Operations	57,501	27,261	9,899

Other Income (Loss)
Investment income, net	1,839	3,329	4,844
Impairment loss on investment	—	(4,314)	—
Other income (loss), net	184	616	(75)

Other income (loss), net	2,023	(369)	4,769

Income Before Income Taxes	59,524	26,892	14,668
Income Tax Provision	(21,974)	(12,153)	(11,321)

Net Income	$37,550	$14,739	$3,347

Basic net income per share	$2.15	$0.82	$0.19
Diluted net income per share	$2.15	$0.80	$0.18
Weighted Average Shares Outstanding
Basic	17,435	18,026	18,033
Dilutive effect of outstanding stock options	34	304	184

Diluted	17,469	18,330	18,217

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
For the Years Ended September 30, 2009, 2008 and 2007

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
	(In thousands)

Balance September 30, 2006	18,830	$942	$96,281	$(293)	$48,273	$145,203
Components of comprehensive income, net of tax:
Net income	—	—	—	—	3,347	3,347
Unrealized holding gains on available-for-sale securities arising during the period	—	—	—	1,999	—	1,999
Add reclassification for losses included in net income, net of tax benefit of $10	—	—	—	17	—	17

Comprehensive income	—	—	—	—	—	5,363

Issuance of common stock	14	1	457	—	—	458
Common stock repurchased	(1,008)	(50)	(34,980)	—	—	(35,030)
Common stock options exercised, net	217	11	4,778	—	—	4,789
Purchase of common stock to pay employee taxes	112	5	(379)	—	—	(374)
Excess tax benefit from exercise of stock options	—	—	466	—	—	466
Stock-based compensation	—	—	10,312	—	—	10,312
Other	—	—	(265)	—	—	(265)

Balance September 30, 2007	18,165	909	76,670	1,723	51,620	130,922
Components of comprehensive income, net of tax:
Net income	—	—	—	—	14,739	14,739
Unrealized holding losses on available-for-sale securities arising during the period	—	—	—	(5,882)	—	(5,882)
Add reclassification for losses included in net income, net of tax provision of $167	—	—	—	4,052	—	4,052

Comprehensive income	—	—	—	—	—	12,909

Issuance of common stock	16	1	516	—	—	517
Common stock repurchased	(342)	(17)	(13,954)	—	—	(13,971)
Common stock options exercised, net	114	4	2,514	—	—	2,518
Purchase of common stock to pay employee taxes	77	4	(1,678)	—	—	(1,674)
Excess tax benefit from exercise of stock options	—	—	1,081	—	—	1,081
Stock-based compensation	—	—	9,652	—	—	9,652
Other	—	—	(228)	—	—	(228)
Accounting change for income taxes	—	—	—	—	80	80

Balance September 30, 2008	18,030	901	74,573	(107)	66,439	141,806
Components of comprehensive income, net of tax:
Net income	—	—	—	—	37,550	37,550
Unrealized holding gains on available-for-sale securities arising during the period	—	—	—	2,123	—	2,123
Add reclassification for gains included in net income, net of tax provision of $299	—	—	—	(512)	—	(512)

Comprehensive income	—	—	—	—	—	39,161

Issuance of common stock	40	2	611	—	—	613
Common stock repurchased	(624)	(31)	(14,967)	—	—	(14,998)
Common stock options exercised, net	15	1	65	—	—	66
Purchase of common stock to pay employee taxes	10	1	(569)	—	—	(568)
Excess tax benefit from exercise of stock options	—	—	(366)	—	—	(366)
Stock-based compensation	—	—	6,853	—	—	6,853
Other	—	—	(195)	—	—	(195)

Balance September 30, 2009	17,471	$874	$66,005	$1,504	$103,989	$172,372

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended September 30

	2009	2008	2007
	(In thousands)

Operating Activities
Net income	$37,550	$14,739	$3,347
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	5,912	6,071	4,214
(Gain) loss on equity method investments and sales of investments	(103)	415	75
Amortization of premium (discount) on investments	139	70	(1,388)
Impairment loss on investment	—	4,314	—
Stock-based compensation	6,853	9,652	10,312
Purchased in-process research & development	3,200	—	15,573
Restructuring charges	1,763	—	—
Deferred tax	8,229	(3,428)	(9,434)
Excess tax benefit from exercise of stock options	366	(1,081)	(466)
Loss on disposals of property and equipment	291	78	379
Other	(250)	—	—
Change in operating assets and liabilities:
Accounts receivable	3,269	1,548	1,940
Inventories	(679)	(154)	(850)
Accounts payable and accrued liabilities	(2,387)	(264)	2,594
Income taxes	2,656	(5,003)	5,501
Deferred revenue	(36,050)	11,452	19,166
Prepaids and other	562	1,413	(248)

Net cash provided by operating activities	31,321	39,822	50,715

Investing Activities
Purchases of property and equipment	(29,364)	(23,866)	(3,626)
Sales of property and equipment	—	32	37
Purchases of available-for-sale investments	(33,568)	(22,857)	(136,498)
Sales/maturities of available-for-sale investments	55,263	29,258	185,075
Purchases of held-to-maturity investments	—	(6,485)	—
Investment in other strategic assets	(2,500)	(2,562)	(5,749)
Purchase of licenses and patents	(631)	(2,452)	(1,355)
Acquisitions, net of cash acquired	(8,585)	(3,219)	(49,112)
Repayment of notes receivable	—	5,870	530
Other investing activities	(187)	(228)	(265)

Net cash used in investing activities	(19,572)	(26,509)	(10,963)

Financing Activities
Excess tax benefit from exercise of stock options	(366)	1,081	466
Issuance of common stock	679	3,037	5,247
Repurchase of common stock	(14,998)	(13,971)	(35,030)
Purchase of common stock to pay employee taxes	(568)	(1,674)	(374)
Repayment of notes payable	(236)	(222)	—

Net cash used in financing activities	(15,489)	(11,749)	(29,691)

Net change in cash and cash equivalents	(3,740)	1,564	10,061
Cash and Cash Equivalents
Beginning of year	15,376	13,812	3,751

End of year	$11,636	$15,376	$13,812

Supplemental Information
Cash paid for income taxes	$11,285	$21,058	$14,930
Noncash transaction — acquisition of property,
plant, and equipment on account	$1,247	$1,745	$252
Noncash transaction — acquisition of intangibles on account	$210	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

1.	Description

SurModics, Inc. and subsidiaries (the “Company”) develops, manufactures and markets innovative drug delivery and surface modification technologies for the healthcare industry. The Company’s revenue is derived from three primary sources: (1) royalties and license fees from licensing its patented drug delivery and surface modification technologies and in vitro diagnostic formats to customers; (2) the sale of polymers and reagent chemicals to licensees; substrates, antigens and stabilization products to the diagnostics industry; microarray slides to the diagnostic and biomedical research markets; and (3) research and development fees generated on projects for customers.

Basis of Presentation

The consolidated financial statements include all accounts and wholly owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All significant inter-company transactions have been eliminated.

Subsequent Events

Subsequent events have been evaluated through December 11, 2009, the date the financial statements were issued.

On October 5, 2009, the Company entered into a license and development agreement with F. Hoffmann-La Roche, Ltd. (“Roche”) and Genentech, Inc., a wholly owned member of the Roche Group (“Genentech”), associated with the Company’s proprietary biodegradable microparticles drug delivery system. SurModics received an up front licensing fee of $3.5 million, could be eligible to receive up to approximately $200 million in fees and milestone payments in the event of the successful development and commercialization of multiple products, and will be paid for development work done on these products. Roche and Genentech will have the right to obtain manufacturing services from SurModics. In the event a commercial product is developed, the Company will also receive royalties on sales of such products.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of financial instruments with original maturities of three months or less and are stated at cost which approximates fair value.

Investments

Investments consist principally of U.S. government and government agency obligations and mortgage-backed securities and are classified as available-for-sale or held-to-maturity at September 30, 2009 and 2008. Available-for-sale investments are reported at fair value with unrealized gains and losses net of tax excluded from operations and reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income (loss). This adjustment results in a new cost basis for the investment. Investments that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. If there is an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity, the Company will write down the security to fair value with a corresponding adjustment to other income (loss). Interest on debt securities, including amortization of premiums and accretion of discounts, is

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

included in other income (loss). Realized gains and losses from the sales of debt securities, which are included in other income (loss), are determined using the specific identification method.

The original cost, unrealized holding gains and losses, and fair value of available-for-sale investments as of September 30 were as follows (in thousands):

	2009
	Original Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government obligations	$10,837	$253	$—	$11,090
Mortgage-backed securities	7,938	177	(106)	8,009
Municipal bonds	7,210	232	—	7,442
Asset-backed securities	2,334	65	(143)	2,256
Corporate bonds	1,181	3	—	1,184

Total	$29,500	$730	$(249)	$29,981

	2008
	Original Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government obligations	$18,440	$91	$(87)	$18,444
Mortgage-backed securities	10,147	46	(179)	10,014
Municipal bonds	11,022	153	(3)	11,172
Asset-backed securities	6,193	2	(171)	6,024
Corporate bonds	4,582	8	(33)	4,557

Total	$50,384	$300	$(473)	$50,211

The original cost and fair value of investments by contractual maturity at September 30, 2009 were as follows (in thousands):

	Original Cost	Fair Value

Debt securities due within:
One year	$6,830	$6,911
One to five years	14,297	14,749
Five years or more	8,373	8,321

Total	$29,500	$29,981

The following table summarizes sales of available-for-sale securities for the years ended September 30, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

Proceeds from sales	$55,263	$29,258	$185,075
Gross realized gains	$823	$454	$7
Gross realized losses	$(12)	$(26)	$(34)

At September 30, 2009, the amortized cost and fair market value of held-to-maturity debt securities were $6.3 million and $6.4 million, respectively. Investments in securities designated as held-to-maturity consist of tax-exempt municipal bonds and have maturity dates ranging between three months and three years from September 30, 2009. At September 30, 2008, the amortized cost and fair market value of held-to-maturity debt securities were $6.4 million and $6.3 million, respectively.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following as of September 30 (in thousands):

	2009	2008

Raw materials	$1,287	$1,308
Finished products	2,043	1,343

Total	$3,330	$2,651

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over 1 to 32 years, the estimated useful lives of the assets. The Company recorded depreciation expense of $3.8 million, $3.1 million and $2.2 million for the years ended September 30, 2009, 2008 and 2007, respectively.

The September 30, 2009 and 2008 balances in construction-in-progress include the cost of enhancing the capabilities of the Company’s Eden Prairie, Minnesota and Birmingham, Alabama facilities. As assets are placed in service, construction-in-progress is transferred to the specific property and equipment categories and depreciated over the estimated useful lives of the assets.

In April 2008, the Company acquired a 286,000 square foot facility situated on 42 acres in Birmingham, Alabama for $12.2 million. The Company has been renovating the existing facility to accommodate research and development, clinical manufacturing and commercial manufacturing of drug delivery products for pharmaceutical and biotechnology customers. The building is currently classified as construction-in-progress until renovation and remodeling is completed. The value of the land associated with the purchase is classified as part of the total land carrying value.

In August 2008, the Company acquired approximately five acres of undeveloped land adjacent to its headquarters in Eden Prairie, Minnesota for $3.6 million. The value of the land purchase is classified as part of the total land carrying value.

Property and equipment consisted of the following components as of September 30 (in thousands):

	Useful Life	2009	2008
	(In years)

Land		$7,409	$7,409
Laboratory fixtures and equipment	3 to 12	19,549	15,767
Building and improvements	1 to 32	15,911	15,025
Office furniture and equipment	3 to 10	4,550	4,156
Construction-in-progress		40,210	16,931
Less accumulated depreciation		(20,714)	(17,391)

Property and equipment, net		$66,915	$41,897

Other Assets

Other assets consist principally of strategic investments. In fiscal 2009, the balance in other assets increased primarily as a result of an investment in a medical technology company and an increase in the value of the Company’s investment in OctoPlus N.V. (“OctoPlus”).

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In January 2005, the Company made an initial equity investment of approximately $3.9 million in OctoPlus, a company based in the Netherlands active in the development of pharmaceutical formulations incorporating novel biodegradable polymers. Subsequent investments brought the Company’s total investment to $6.0 million. In October 2006, OctoPlus common stock began trading on an international exchange following an initial public offering of its common stock. With a readily determinable fair market value, the Company now treats the investment in OctoPlus as an available-for-sale investment rather than a cost method investment. Available-for-sale investments are reported at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations, recorded in the other income (loss) section of the consolidated statements of income, and result in a new cost basis for the investment. As of September 30, 2009, the investment in OctoPlus represented an ownership interest of less than 10%. The Company recorded no realized gain or loss related to this investment in fiscal 2009. The Company recognized an impairment loss on the investment totaling $4.3 million in fiscal 2008 based on a significant decline in the stock price of OctoPlus as a result of market conditions. The cost basis in the Company’s investment in OctoPlus is $1.7 million.

Beginning in May 2005, the Company has invested $1.2 million in ThermopeutiX, Inc. (“ThermopeutiX”), a California-based early stage company developing novel medical devices for the treatment of vascular and neurovascular diseases. In addition to the investment, SurModics has licensed its hydrophilic and hemocompatible coating technologies to ThermopeutiX for use with its devices. The Company’s investment in ThermopeutiX, which is accounted for under the cost method, represents an ownership interest of less than 20%.

The Company has invested a total of $5.2 million in Novocell, Inc. (“Novocell”), a privately-held California-based biotechnology firm that is developing a unique treatment for diabetes using coated islet cells, the cells that produce insulin in the human body. In fiscal 2006, the Company determined its investment in Novocell was impaired and that the impairment was other-than-temporary. Accordingly, the Company recorded an impairment loss of $4.7 million. The balance of the investment, $559,000, which is accounted for under the cost method, represents less than a 5% ownership interest.

In July 2007, the Company made equity investments in Paragon Intellectual Properties, LLC (“Paragon”) and Apollo Therapeutics, LLC (“Apollo”), a Paragon subsidiary, totaling $3.5 million. SurModics made an additional equity investment in fiscal 2008 totaling $2.5 million, based upon successful completion of specified development milestones. In addition to the investments, the Company has licensed its Finaletm prohealing coating technology and provides development services on a time and materials basis to Apollo. In October 2008, Paragon announced that it had restructured, moving from a limited liability company with seven subsidiaries to a single C-corporation named Nexeon MedSystems, Inc. (“Nexeon”). SurModics continued to account for the investments in Paragon and Apollo under the equity method in the first quarter of fiscal 2009, as both entities report results to us on a one-quarter lag. Commencing with the second quarter of fiscal 2009, SurModics accounted for the investment in Nexeon under the cost method as the Company’s ownership level is less than 20%. The Company made an additional investment of $500,000 in Nexeon in fiscal 2009.

In August 2009, the Company invested $2.0 million in a medical technology company. The Company’s investment is accounted for under the cost method, as the Company’s ownership interest is less than 20%. This investment is included in the category titled “Other” in the table below.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other assets consisted of the following components as of September 30 (in thousands):

	2009	2008

Investment in OctoPlus	$3,700	$1,714
Investment in Nexeon MedSystems	5,651	5,388
Investment in ThermopeutiX	1,185	1,185
Investment in Novocell	559	559
Other	2,162	455

Other assets, net	$13,257	$9,301

In the years ended September 30, 2009, 2008 and 2007, the Company recognized revenue of $1.4 million, $4.1 million and $909,000, respectively, from activity with companies in which it had a strategic investment.

Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer relationships, licenses, and trademarks. The Company recorded amortization expense of $2.1 million, $3.0 million, and $2.0 million for the years ended September 30, 2009, 2008 and 2007, respectively.

In fiscal 2009, the Company acquired certain assets of PR Pharmaceuticals, Inc., which resulted in an increase to intangible assets. See Note 4 for further information regarding the acquisition.

Intangible assets consisted of the following as of September 30 (in thousands):

	Useful Life	2009	2008
	(In years)

Customer lists	9-11	$8,657	$7,340
Abbott license	4	—	7,037
Core technology	8-18	8,330	6,930
Patents and other	2-20	3,076	3,398
Trademarks		600	580
Less accumulated amortization		(3,205)	(8,415)

Intangible assets, net		$17,458	$16,870

The Abbott license was fully amortized as of September 30, 2009 and the original cost and accumulated amortization have been removed from the 2009 amounts presented. Based on the intangible assets in service as of September 30, 2009, estimated amortization expense for the next five fiscal years is as follows (in thousands):

2010	$1,627
2011	1,604
2012	1,602
2013	1,602
2014	1,602

Goodwill

Goodwill represents the excess of the cost of the acquired entities over the fair value assigned to the assets purchased and liabilities assumed in connection with the Company’s acquisitions (see Note 4 for further information). The carrying amount of goodwill is evaluated annually, and between annual evaluations if events occur or circumstances change indicating that the carrying amount of goodwill may be impaired.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In fiscal 2009 a milestone was achieved associated with the July 2007 acquisition of SurModics Pharmaceuticals, and $3 million of additional purchase price was recorded as an increase to goodwill.

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

Revenue Recognition

In accordance with Securities and Exchange Commission (SEC) guidance, revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) shipment has occurred or delivery has occurred if the terms specify destination; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured. However, when there are additional performance requirements, revenue is recognized when all such requirements have been satisfied. Under revenue arrangements with multiple deliverables, the Company recognizes each separable deliverable as it is earned.

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

Taxes collected from customers and remitted to governmental authorities are excluded from revenue and amounted to $187,000, $309,000 and $170,000 for the years ended September 30, 2009, 2008 and 2007, respectively.

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

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Arrangements with multiple deliverables.  Arrangements such as license and development agreements are analyzed to determine whether the deliverables, which often include a license and performance obligations such as research and development, can be separated or whether they must be accounted for as a single unit of accounting in accordance with accounting guidance. The Company recognizes up-front license payments under these agreements over the economic life of the technology licensed. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting, and the license payments and payments for performance obligations would be recognized as revenue over the estimated period of when the performance obligations are performed, or the economic life of the technology licensed to the customer. When the Company determines that an arrangement should be accounted for as a single unit of accounting, it recognizes the related revenue based on a time-based accounting model. Revenue associated with arrangements with multiple deliverables totaled $45.3 million, $4.2 million and $0.3 million in fiscal 2009, 2008 and 2007, respectively. The fiscal 2009 revenue associated with multiple deliverable arrangements is reflected in royalties and license fees revenue ($37.6 million) and in research and development revenue ($7.7 million) in the consolidated statements of income.

Merck Agreement.  On June 27, 2007 the Company announced a license and research collaboration agreement with Merck & Co., Inc. (“Merck”). The agreement called for SurModics and Merck to pursue the joint development and commercialization of SurModics’ I-vation sustained drug delivery system with TA (triamcinolone acetonide), and other products combining certain of Merck’s proprietary drug compounds and the I-vation system for the treatment of serious retinal diseases. Under the terms of the agreement, Merck led and funded development and commercialization activities. SurModics received an up-front license fee of $20 million in fiscal 2007 and additional license fees totaling $11 million in fiscal 2008. In addition, the Company was paid for its activities in researching and developing the combination products. Research and development fees totaling $5.8 million were billed in fiscal 2008. The Company recognized out-of-pocket reimbursements, totaling $1.6 million in fiscal 2008, as revenue in the period since the related costs were incurred when commensurate value was transferred to Merck in exchange for the reimbursement received.

The Company recognized revenue from the up-front license fee, additional license fees and research and development fees over the economic life of the technology licensed to Merck, which was 16 years.

In September 2008, following a strategic review of Merck’s business and product development portfolio, Merck gave notice to SurModics of its intent to terminate the collaborative research and license agreement as well as the supply agreement entered into in June 2007. The termination was effective December 2008. The Company recognized all remaining deferred revenue related to the Merck agreement, totaling $34.8 million, as revenue in fiscal 2009. The Company also recognized a $9 million milestone payment from Merck associated with the termination of the triamcinolone acetonide development program in fiscal 2009. As of September 30, 2009, there were no deferred revenue amounts from Merck, compared with $34.8 million of license fees and research and development fees in deferred revenue as of September 30, 2008.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets, with deferred revenue to be recognized beyond one year being classified as non-current deferred revenue. As of September 30, 2009 and 2008, the Company had deferred revenue of $1.5 million and $37.6 million, respectively.

Costs related to products and services delivered are recognized in the period revenue is recognized except for services related to the Merck agreement, which were recognized as incurred. Customer advances are accounted for as a liability until all criteria for revenue recognition have been met.

Research and Development Costs

Research and development costs are expensed as incurred. Some research and development costs are related to third party contracts, and the related revenue is recognized as described in “Revenue Recognition” above. The research and development costs are presented in the consolidated statements of income in two categories; those associated with customer related projects and those associated with other research and development costs.

Costs associated with customer related research and development include specific project direct labor costs and material expenses as well as an allocation of overhead costs based on direct labor dollars.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates.

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued an update to authoritative accounting guidance to address the accounting for multiple-deliverable arrangements. This accounting update enables vendors to account for products and services (deliverables) separately rather than as a combined unit. This authoritative guidance establishes the accounting and reporting for arrangements under which the vendor will perform multiple revenue-generating activities. The amendments to the authoritative guidance establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The authoritative guidance also expands the disclosures related to multiple-deliverable revenue arrangements and in the year of adoption requires additional disclosures following previous authoritative guidance. The authoritative guidance is effective for the Company beginning in fiscal 2011 with early adoption permitted. The Company expects to early adopt this authoritative guidance in the first quarter of fiscal 2010 and is currently evaluating the impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance to eliminate the historical GAAP hierarchy and establish only two levels of GAAP, authoritative and nonauthoritative. When launched on July 1, 2009, the FASB Accounting Standards Codification (ASC) became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the ASC became nonauthoritative. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the ASC. This authoritative guidance was effective for financial statements for interim or annual reporting periods ended after September 15, 2009. The Company adopted the new codification in

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the fourth quarter of fiscal 2009. As the codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued authoritative accounting guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under goodwill and other intangible asset accounting. The authoritative guidance is intended to improve the consistency between the useful life of a recognized intangible asset under goodwill and intangible asset accounting and the period of the expected cash flows used to measure the fair value of the asset under business combination accounting and other GAAP. The authoritative guidance is effective for the Company in fiscal 2010, with early adoption prohibited. The Company does not expect the adoption of the authoritative guidance to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued authoritative accounting guidance which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The authoritative guidance is effective for the Company in fiscal 2010 and once adopted will impact recognition and measurement of future business combinations.

In September 2006, the FASB issued authoritative accounting guidance associated with fair value measurements. This guidance defines fair value, establishes a consistent framework for measuring fair value, gives guidance regarding methods used for measuring fair value and expands disclosures about fair value measurements. These provisions were implemented in fiscal 2009. See Note 3 for additional information regarding fair value measurements. However, in February 2008, the FASB issued guidance which delayed the effective date from fiscal 2009 to fiscal 2010 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the potential impact of the authoritative guidance for which the effective date was delayed until fiscal 2010 on its consolidated financial statements.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

3.	Fair Value Measurements

Effective October 1, 2008, the Company adopted new accounting guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The guidance is applicable for all financial assets and liabilities and for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Fair value is defined as the exchange price that would be received from selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

Fair Value Hierarchy

New accounting guidance on fair value measurements requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1 — Quoted (unadjusted) prices in active markets for identical assets or liabilities.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company’s Level 1 asset consists of its investment in OctoPlus (see Note 2 for further information). The fair market value of this investment is based on the quoted price of OctoPlus shares as traded on the Amsterdam Stock Exchange.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company’s Level 2 assets consist of money market funds, U.S. Treasury securities, corporate bonds, municipal bonds, U.S. agency securities, agency and municipal securities and certain asset-backed securities and mortgage-backed securities. Fair market values for these assets are based on quoted vendor prices and broker pricing where all significant inputs are observable.

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

The Company’s Level 3 assets include a U.S. government agency security and certain asset-backed and mortgage-backed securities. The fair market values of these investments were determined by broker pricing where not all significant inputs were observable.

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs.

We did not significantly change our valuation techniques from prior periods.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Total Fair
	Identical	Observable	Unobservable	Value as of
	Instruments	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2009

Assets:
Cash equivalents	$—	$9,108	$—	$9,108
Short-term investments	—	6,911	—	6,911
Long-term investments	—	21,867	1,203	23,070
Other assets	3,700	—	—	3,700

Total assets measured at fair value	$3,700	$37,886	$1,203	$42,789

Short-term and long-term investments disclosed in the consolidated balance sheets include held-to-maturity investments totaling $6.3 million as of September 30, 2009 and 2008. Held-to-maturity investments are carried at an amortized cost.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

2009

Balance, beginning of year	$264
Total realized and unrealized gains included in other comprehensive income	25
Purchases, sales and maturities, net	339
Transfer in (out) of Level 3	575

Balance, end of year	$1,203

As of September 30, 2009, marketable securities measured at fair value using Level 3 inputs was comprised of $36,000 of a U.S. government agency security, $73,000 of a mortgage-backed security and $1,094,000 of asset-backed securities within the Company’s available-for-sale investment portfolio. These securities were measured using observable market data and Level 3 inputs as a result of the lack of market activity and liquidity. The fair value of these securities was based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuer of the securities.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s investments in non-marketable securities of private companies are accounted for using the cost or equity method. These investments as well as held-to-maturity securities are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other-than-temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or the Company’s participation in such financings. The Company also assesses the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s potential need for additional funding at a possibly lower valuation. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment and are Level 3 inputs.

4.	Acquisitions

PR Pharmaceuticals, Inc.  On November 4, 2008, the Company’s SurModics Pharmaceuticals, Inc. (formerly known as Brookwood Pharmaceuticals, Inc.) subsidiary entered into an asset purchase agreement with PR Pharmaceuticals, Inc. (“PR Pharma”), whereby it acquired certain contracts and assets of PR Pharma for $5.6 million consisting of $2.9 million in cash on the closing date, additional consideration of $2.4 million upon successful achievement of specified milestones and $0.3 million in transaction costs. PR Pharma is eligible to receive up to an additional $3.6 million in cash upon the successful achievement of milestones for contract signing and invoicing, successful patent issuances and product development. Management believes this acquisition strengthens the Company’s portfolio of drug delivery technologies for the pharmaceutical and biotechnology industries. The purchase price was allocated as follows as of November 4, 2008 (in thousands):

Core technology	$1,400
Customer relationships	900
In-process research and development	3,200
Trade names	20
Non-compete agreements	50

Total purchase price	$5,570

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The acquired developed technology is being amortized on a straight-line basis over 18 years, customer relationships are being amortized over 9 years, and non-compete agreements are being amortized over 2 years. The trade names have a life of less than one year and were fully amortized in fiscal 2009. As part of the acquisition, the Company recognized fair value associated with in-process research and development (IPR&D) of $3.2 million. The IPR&D was expensed on the date of acquisition and relates to polymer-based drug delivery systems. The value assigned to IPR&D is related to projects for which the related products have not achieved commercial feasibility and have no future alternative use. The amount of purchase price allocated to IPR&D was based on estimating the future cash flows of each project and discounting the net cash flows back to their present values. The discount rate used was determined at the time of acquisition in accordance with accepted valuation methods. These methodologies include consideration of the risk of the project not achieving commercial feasibility. The research efforts ranged from 5% to 50% complete at the date of acquisition. The Company used the Relief from Royalty valuation method to assess the fair value of the projects with a risk-adjusted discount rate of 25%. The Company determined the method was appropriate based on the nature of the projects and future cash flow streams. The research and development work performed is billed to customers, in most cases, using standard commercial billing rates which include a reasonable markup. Accordingly, the Company has no fixed cost obligations to carry projects forward. There have been no significant changes to the development plans for the acquired incomplete projects. Significant net cash inflows would commence with the commercial launch of customer products that are covered by the intellectual property rights and related agreements acquired from PR Pharma.

SurModics Pharmaceuticals, Inc.  On July 31, 2007, the Company entered into a stock purchase agreement with Southern Research Institute (“SRI”) whereby it acquired 100% of the capital stock of SurModics Pharmaceuticals, Inc. (formerly Brookwood Pharmaceuticals, Inc.) (“SurModics Pharmaceuticals”) held by SRI for $42.3 million consisting of $40 million in cash on the closing date and $2.3 million in transaction costs. SRI could receive up to an additional $22 million in cash upon the successful achievement of specified milestones. In fiscal 2009, a milestone was achieved and $3 million of additional purchase price was recorded as an increase to goodwill. In fiscal 2008, a milestone was achieved and $2 million of additional purchase price was recorded as an increase to goodwill. SurModics Pharmaceuticals is a drug delivery company based in Birmingham, Alabama that provides proprietary polymer-based technologies to companies developing pharmaceutical products. SurModics Pharmaceuticals, a wholly owned subsidiary of SurModics, operates as a separate business unit. Management believes this acquisition strengthens SurModics’ portfolio of drug delivery technologies for the pharmaceutical and biotechnology industries in particular. Operating results of SurModics Pharmaceuticals have been included in the Company’s consolidated financial statements since August 1, 2007.

As part of the acquisition, the Company recognized IPR&D of $15.6 million. The IPR&D was expensed on the date of acquisition and relates to polymer-based drug delivery systems. The value assigned to IPR&D is related to projects for which the related products have not received commercial feasibility and have no future alternative use. The amount of purchase price allocated to IPR&D was based on estimating the future cash flows of each project and discounting the net cash flows back to their present values.

BioFX Laboratories, Inc.  On August 13, 2007, the Company acquired 100% of the capital stock of BioFX Laboratories, Inc. (“BioFX”), a provider of substrates to the in vitro diagnostics industry, for $11.6 million, $11.3 million of which was in cash paid to the sellers and $300,000 in transaction costs. The Company is also required to pay up to an additional $11.4 million in cash upon the successful achievement of specified revenue targets. In fiscal 2008, a milestone was achieved and $1.1 million of additional purchase price was recorded as an increase to goodwill. The sellers are still eligible to receive up to $7.6 million in additional consideration. BioFX is a wholly owned subsidiary of SurModics, and operates within the In Vitro Technologies business unit. Management believes the acquisition enhances the Company’s technological position in the in vitro diagnostics market. Operating results of BioFX have been included in the Company’s consolidated financial statements since August 14, 2007.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following pro forma consolidated condensed financial results of operations for the 2007 fiscal year, are presented as if the SurModics Pharmaceuticals and BioFX acquisitions had been completed at the beginning of fiscal 2007 (in thousands).

Pro forma revenue	$89,708
Pro forma income from operations	$28,034
Pro forma net income	$17,735
Pro forma basic earnings per share	$0.98
Pro forma diluted earnings per shares	$0.98

5.	Revolving Credit Facility

In February 2009, the Company entered into a two-year $25.0 million unsecured revolving credit facility. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based upon the Company’s funded debt to EBITDA ratio. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of September 30, 2009, the Company had no debt outstanding under this credit facility and was in compliance with all covenants.

6.	Stockholders’ Equity

The Company has stock-based compensation plans under which it grants stock options and restricted stock awards. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period. The Company’s stock-based compensation expenses for the years ended September 30 were allocated as follows (in thousands):

	2009	2008	2007

Product	$87	$161	$96
Research and development	3,621	3,793	5,188
Selling, general and administrative	3,145	5,698	5,028

Total	$6,853	$9,652	$10,312

As of September 30, 2009, approximately $8.7 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.6 years. The unrecognized compensation costs include $2.8 million associated with performance share awards that are currently not anticipated to be fully expensed because the performance conditions are not expected to be met.

Stock Option Plans

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair value of stock options granted during fiscal 2009, 2008 and 2007 was $8.95, $14.85, and $17.42, respectively. The assumptions used as inputs in the model for the years ended September 30 were as follows:

	2009	2008	2007

Risk-free interest rates	2.30%	2.80%	4.50%
Expected life	4.8 years	4.6 years	5.4 years
Expected volatility	40%	37%	45%
Dividend yield	0%	0%	0%

The risk-free interest rate assumption was based on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award. The expected life of options granted is

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

determined based on the Company’s experience. Expected volatility is based on the Company’s stock price movement. Based on management’s judgment, dividend rates are expected to be zero for the expected life of the options. The Company also estimates forfeitures of options granted, which are based on historical experience.

The Company’s Incentive Stock Options (ISO) are granted at a price of at least 100% of the fair market value of the Common Stock on the date of the grant or 110% with respect to optionees who own more than 10% of the total combined voting power of all classes of stock. ISOs expire in seven years or upon termination of employment and are exercisable at a rate of 20% per year commencing one year after the date of grant. Nonqualified stock options are granted at fair market value on the date of grant. Nonqualified options expire in 7 to 10 years or upon termination of employment or service as a Board member. Nonqualified options granted prior to May 2008 generally become exercisable with respect to 20% of the shares on each of the first five anniversaries following the grant date such that the entire option is fully vested five years after date of grant, and nonqualified options granted subsequent to May 2008 generally become exercisable with respect to 25% on each of the first four anniversaries following the grant date such that the entire option is fully vested four years after the grant date. The Company has authorized 2,400,000 shares for grant under the 2003 Equity Incentive Plan of which 51,000 remain available for future awards. In September 2009, the Company granted 29,066 performance share awards to officers under the 2003 Equity Incentive Plan and 229,552 stock options to officers under the 2009 Equity Incentive Plan. The 2009 Equity Incentive Plan is subject to shareholder approval at the February 2010 Annual Meeting of Shareholders. As of September 30, 2009, the aggregate intrinsic value of the option shares outstanding and option shares exercisable was $0.7 million and $0.6 million, respectively. At September 30, 2009, the average remaining contractual life of options outstanding and options exercisable was 4.3 and 3.2 years, respectively. The intrinsic value of options exercised during fiscal 2009, 2008 and 2007 was $235,000, $2.9 million and $4.4 million, respectively.

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at September 30, 2006	1,510,780	$29.69
Granted	166,400	37.85
Exercised	(253,060)	25.82
Forfeited	(22,700)	33.71

Outstanding at September 30, 2007	1,401,420	31.29
Granted	392,917	41.86
Exercised	(163,297)	27.45
Forfeited	(108,250)	33.59

Outstanding at September 30, 2008	1,522,790	34.26
Granted	268,700	24.06
Exercised	(17,600)	8.82
Forfeited	(104,320)	35.33

Outstanding at September 30, 2009	1,669,570	$32.82
Exercisable at September 30, 2009	902,589	$32.07

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of Common Stock (Restricted Stock). Under accounting guidance these shares are considered to be non-vested shares. The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. Compensation has been recognized for the estimated fair value of the 100,895 common shares awarded and is being charged to income over the vesting term. The stock-based compensation table includes the

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock expenses recognized related to these awards, which totaled $1.8 million, $2.2 million and $1.2 million during fiscal 2009, 2008 and 2007, respectively.

		Weighted
	Number of	Average
	Shares	Grant Price

Balance at September 30, 2006	153,000	$32.14
Granted	83,027	42.07
Vested	(24,836)	37.87
Forfeited	(5,000)	34.56

Balance at September 30, 2007	206,191	35.89
Granted	12,383	42.18
Vested	(40,336)	38.76
Forfeited	(21,109)	32.83

Balance at September 30, 2008	157,129	36.06
Granted	7,700	23.93
Vested	(59,047)	34.44
Forfeited	(4,887)	41.91

Balance at September 30, 2009	100,895	$35.80

Performance Share Awards

The Company has entered into Performance Share agreements with certain key employees, covering the issuance of Common Stock (Performance Shares). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives, which must be achieved during the performance period. Compensation is recognized in each period based on management’s best estimate of the achievement level of the grants’ specified performance objectives and the resulting vesting amounts. In fiscal 2009 the Company reversed expenses previously recognized of $207,000 relating to three-year Performance Shares awarded in May 2008 and one-year Performance Shares awarded in September 2008, which was partially offset by an expense of $164,000 related to the estimated value of Performance Shares awarded to individuals based on likely achievement of specific performance objectives. The Company recorded compensation expense of $1.9 million in fiscal 2008 related to 30,552 one-year Performance Shares and 30,552 three-year Performance Shares awarded in May 2008 and 7,600 Performance Shares that vested for certain individuals that met various specific performance objectives. The Company recorded compensation expense of $4.8 million in fiscal 2007 related to 132,375 Performance Shares. The stock-based compensation table includes the Performance Shares expenses.

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (Stock Purchase Plan), the Company is authorized to issue up to 200,000 shares of Common Stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld to purchase the Company’s Common Stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of September 30, 2009 and 2008, there were $276,000 and $355,000 of employee contributions, respectively, included in accrued liabilities in the accompanying consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan totaled $265,000, $199,000 and $156,000 during fiscal 2009, 2008 and 2007, respectively. The stock-based compensation table includes the Stock Purchase Plan expenses.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

7.	Restructuring Charges

In November 2008, the Company announced a functional reorganization to allow the Company to better serve its customers and improve its operating performance. As a result of the reorganization, the Company eliminated 15 positions, or approximately five percent of the Company’s workforce. These employee terminations occurred across various functions and the reorganization plan was completed by the end of the first quarter of fiscal 2009. The Company also vacated a leased facility in Eden Prairie, Minnesota, consolidating into its owned office and research facility also in Eden Prairie, as part of the reorganization plan.

The Company recorded total restructuring charges of approximately $1.8 million in connection with the reorganization. These pre-tax charges consisted of $0.5 million of severance pay and benefits expenses and $1.3 million of facility-related costs which were recorded in fiscal 2009. The restructuring is expected to result in approximately $2.0 million in annualized cost savings.

The following table summarizes the restructuring accrual activity for fiscal 2009 (in thousands):

	Employee	Facility-
	Severance	Related
	and Benefits	Costs	Total

Balance at September 30, 2008	$—	$—	$—
Accruals during the year	513	1,250	1,763
Cash Payments	(513)	(295)	(808)

Balance at September 30, 2009	$—	$955	$955

The charges above have been shown separately as restructuring charges on the consolidated statements of income. The remaining accrual as of September 30, 2009 relates to facility-related costs that are expected to be paid within the next 15 months. As such, the current portion totaling $0.9 million is recorded as a current liability within other accrued liabilities and the long-term portion totaling $0.1 million is recorded as a long-term liability within other long-term liabilities on the consolidated balance sheets.

8.	Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed in accounting guidance. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Income taxes in the accompanying consolidated statements of income for the years ended September 30 are as follows (in thousands):

	2009	2008	2007

Current provision:
Federal	$12,257	$13,534	$19,069
State and foreign	1,362	1,516	1,732

Total current provision	13,619	15,050	20,801
Deferred provision (benefit):
Federal	7,483	(2,832)	(8,573)
State	872	(65)	(907)

Total deferred provision (benefit)	8,355	(2,897)	(9,480)

Total provision	$21,974	$12,153	$11,321

The reconciliation of the difference between amounts calculated at the statutory federal tax rate for the fiscal years ended September 30 and the Company’s effective tax rate is as follows (in thousands):

	2009	2008	2007

Amount at statutory federal income tax rate	$20,833	$9,387	$5,067
Change because of the following items:
State taxes	1,206	715	736
Other	(481)	223	(241)
Stock-based compensation	416	239	262
Valuation allowance	—	1,589	—
Write-off of in-process research and development	—	—	5,497

Income tax provision	$21,974	$12,153	$11,321

The components of deferred income taxes consisted of the following as of September 30 and result from differences in the recognition of transactions for income tax and financial reporting purposes (in thousands):

	2009	2008

Depreciable assets	$(2,951)	$(4,325)
Deferred revenue	261	11,005
Accruals and reserves	526	523
Stock options	5,258	4,397
Impaired asset	3,264	3,318
Unrealized (losses) gains on investments	(962)	66
Other	844	571
Valuation allowance	(3,339)	(3,398)

Total deferred tax asset	2,901	12,157
Less current deferred tax asset	(353)	(1,058)

Noncurrent deferred tax asset	$2,548	$11,099

In fiscal 2008, the Company recorded a $1.6 million valuation allowance against the potential capital loss created by the impairment of the Company’s investment in OctoPlus (see Note 2 for further information). The valuation allowance was recorded because the Company does not currently foresee future capital gains within the

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

allowable carry forward and carry back periods to offset this capital loss when it was recognized. As such, no tax benefit has been recorded in the consolidated statements of operations.

On October 1, 2007, the Company adopted new accounting guidance on the accounting for uncertainty in income taxes. The adoption of the new guidance resulted in an increase to retained earnings as of October 1, 2007, of $80,000, which was reflected as a cumulative effect of a change in accounting principle, with a corresponding decrease to the net liability for unrecognized tax expenses. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to accounting guidance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008

Beginning of fiscal year	$1,540	$1,120
Increases in tax positions for prior years	273	194
Increases in tax positions for current year	260	237
Settlements with taxing authorities	—	—
Lapse of the statute of limitations	(31)	(11)

End of fiscal year	$2,042	$1,540

The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of September 30, 2009 and 2008, respectively, are $2.0 million and $1.3 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next twelve months with the above balances classified on the consolidated balance sheets as a part of long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of September 30, 2009 and 2008, a gross balance of $605,000 and $397,000, respectively, has been accrued related to the unrecognized tax benefits balance for interest and penalties.

The Company files tax returns, including returns for its subsidiaries, in the United States (U.S.) federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. U.S. tax returns for fiscal years ended September 30, 2006, 2007, and 2008 remain subject to examination by federal tax authorities. Tax returns for state and local jurisdictions for fiscal years ended September 30, 2003 through 2008 remain subject to examination by state and local tax authorities.

9.	Commitments and Contingencies

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

InnoRx, Inc.  In January 2005, the Company entered into a merger agreement whereby SurModics acquired all of the assets of InnoRx, Inc. (“InnoRx”), an early stage company developing drug delivery devices and therapies for the ophthalmology market. SurModics will be required to issue up to approximately 480,059 additional shares of its common stock to the stockholders of InnoRx upon the successful completion of the remaining development and commercial milestones involving InnoRx technology acquired in the transaction.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Alabama Jobs Commitment.  In April 2008, the Company purchased a 286,000 square foot facility to support Current Good Manufacturing Practices manufacturing needs of customers and the anticipated growth of the SurModics Pharmaceuticals business. At the same time, SurModics Pharmaceuticals entered into an agreement with various governmental authorities to obtain financial incentives associated with creation of jobs in Alabama. Some of the governmental agencies have recapture rights in connection with the financial incentives if the number of full-time employees are not hired by June 2012, with an extension to June 2013 if circumstances or events occur that are beyond the control of SurModics Pharmaceuticals or could not have been reasonably anticipated by SurModics Pharmaceuticals. As of September 30, 2009, SurModics Pharmaceuticals has received $1.7 million in connection with the agreement, and the Company has recorded the payment in other long-term liabilities.

SRI Litigation.  On July 31, 2009, the Company’s SurModics Pharmaceuticals business unit was named as a defendant in litigation pending in the circuit court of Jefferson County, Alabama, between SRI and two of SRI’s former employees (the “Plaintiffs”). In the litigation, the Plaintiffs allege that they contributed to or invented certain intellectual property while they were employed at SRI, and pursuant to SRI’s policies then in effect, they are entitled to, among other things, a portion of the purchase price consideration paid by the Company to SRI as part the Company’s acquisition of Brookwood Pharmaceuticals, Inc., pursuant to a stock purchase agreement made effective on July 31, 2007 (the “Stock Purchase Agreement”). A trial has not yet been scheduled. Pursuant to the Stock Purchase Agreement, the Company has certain rights of indemnification against losses (including without limitation, damages, expenses and costs) incurred as a result of the litigation. The Company’s consolidated financial statements do not include any expenses or liabilities related to the above litigation as the probability of the outcome is currently not determinable and any potential loss is not estimable. The Company believes that it has meritorious defenses to the Plaintiffs’ claims and will vigorously defend and prosecute this matter.

Operating Leases.  The Company leases certain facilities under noncancelable operating lease agreements. Rent expense for the years ended September 30, 2009, 2008 and 2007 was $994,000, $773,000 and $140,000, respectively. Annual commitments pursuant to operating lease agreements are as follows:

Year Ended September 30,

2010	$422,000
2011	177,000
2012	126,000
2013	131,000
2014	33,000
Thereafter	—

Total minimum lease payments	$889,000

10.	Defined Contribution Plans

The Company has a 401(k) retirement and savings plan for the benefit of qualifying employees. The Company has matched 50% of each dollar of the first 6% of the tax deferral elected by each employee. Effective April 1, 2009, the Company changed its matching contribution to a discretionary approach and the Company ceased matching contributions. Company contributions totaling $243,000, $539,000 and $356,000 have been expensed for the years ended September 30, 2009, 2008 and 2007, respectively. The expense increase in fiscal 2008 principally reflects the addition of employees eligible for this benefit as a result of the SurModics Pharmaceuticals acquisition.

11.	Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

how to allocate resources and in assessing performance. In November 2008, the Company announced it changed its operational structure so that the Company is now organized into four clinically and market focused business units: Cardiovascular, Ophthalmology, SurModics Pharmaceuticals, and In Vitro Technologies. The Company believes that this structure will improve the visibility, marketing and adoption of the Company’s broad array of technologies within specific markets and help its customers in the medical device, pharmaceutical and life science industries solve unmet clinical needs. In addition, a new centralized research and development function has been formed to serve the needs of the Company’s clinically and market focused business units, other than the SurModics Pharmaceuticals business unit, which continues to maintain certain R&D operations.

The Company manages its business on the basis of the markets noted in the table below, which are comprised of the Company’s four business units. “Therapeutic” contains: (1) the Cardiovascular business unit, which provides drug delivery and surface modification technologies to customers in the cardiovascular market; (2) the Ophthalmology business unit, which is currently focused on the advancement of treatments for eye diseases, such as age-related macular degeneration (AMD) and diabetic macular edema (DME), two of the leading causes of blindness; and (3) the SurModics Pharmaceuticals business unit, which provides proprietary polymer-based drug delivery technologies to companies developing improved pharmaceutical products in cardiovascular, ophthalmology and other clinical markets. Revenue results in Therapeutic are presented below by the clinical market areas in which the Company’s customers participate (Cardiovascular, Ophthalmology and Other Markets). “Diagnostic” contains the In Vitro Technologies business unit, which includes the Company’s microarray slide technologies, stabilization products, antigens and substrates for immunoassay diagnostics tests, and its in vitro diagnostic format technology.

For fiscal years ended September 30, 2009, 2008 and 2007, the Company’s results are aggregated into one reportable segment, as each business unit has similar economic characteristics, technology, manufacturing processes, customers, regulatory environments, and shared infrastructures. The Company manages its expenses on a company-wide basis, as many costs and activities are shared among the business units. The focus of the business units is providing solutions to customers and maximizing financial performance over the long term.

The table below presents revenue from the markets, for the years ended September 30 as follows (in thousands):

	2009	2008	2007

Therapeutic
Cardiovascular	$39,841	$47,675	$46,487
Ophthalmology	52,102	10,252	2,453
Other Markets	13,114	17,875	4,041

Total Therapeutic	105,057	75,802	52,981
Diagnostic	16,477	21,249	20,183

Total revenue	$121,534	$97,051	$73,164

Major Customers

Revenue from customers that equaled or exceeded 10% of total revenue was as follows for the years ended September 30:

	2009	2008	2007

Merck & Company	37%	<10%	**
Johnson & Johnson	11%	20%	33%
Abbott Laboratories	<10%	10%	16%

**	- less than one percent

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The revenue from the customers listed is derived from all three primary sources: royalties and license fees, product sales, and research and development fees.

Geographic Revenue

Geographic revenue was as follows for the years ended September 30:

	2009	2008	2007

Domestic	84%	79%	81%
Foreign	16%	21%	19%

12.	Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results for the years ended September 30, 2009, 2008 and 2007 (in thousands, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2009
Revenue	$63,216	$20,925	$18,186	$19,207
Income from operations	42,667	6,200	4,661	3,973
Net income	27,085	4,216	3,539	2,710
Net income per share(1):
Basic	1.53	0.24	0.20	0.16
Diluted	1.53	0.24	0.20	0.16
Fiscal 2008
Revenue	$23,829	$25,707	$24,276	$23,239
Income from operations	7,571	7,181	7,184	5,325
Net income (loss)	5,646	5,107	4,800	(814)
Net income (loss) per share(1):
Basic	0.31	0.28	0.27	(0.05)
Diluted	0.31	0.28	0.26	(0.05)
Fiscal 2007
Revenue	$16,740	$17,362	$17,762	$21,300
Income (loss) from operations	8,109	8,085	7,518	(13,813)
Net income (loss)	5,992	5,675	5,587	(13,907)
Net income (loss) per share(1):
Basic	0.32	0.31	0.31	(0.78)
Diluted	0.32	0.31	0.31	(0.78)

(1)	The sum of the quarterly earnings per share may not equal the annual earnings per share because of changes in the average shares outstanding.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In the first quarter of fiscal 2009, the Company recorded income that had previously been deferred of $34.8 million associated with the Merck contract termination, a $9 million milestone payment from Merck associated with the termination of the triamcinolone acetonide development program, a $3.2 million charge for in-process research and development acquired in connection with the purchase of certain contracts and assets of PR Pharma, as well as a $1.8 million restructuring charge associated with a functional reorganization.

In the fourth quarter of fiscal 2009, the Company recorded $1.3 million in royalty income in connection with the settlement of previously disclosed litigation involving Abbott Laboratories and Church & Dwight Co, Inc.

In the fourth quarter of fiscal 2008, the Company recorded a $4.3 million non-cash impairment loss on its investment in OctoPlus.

In the fourth quarter of fiscal 2007, the Company recorded a $15.6 million charge for in-process research and development acquired in connection with the purchase of SurModics Pharmaceuticals, Inc.