Form 10-K/A
period 2009-09-30
SURMODICS INC
filed 2009-12-14
CIK 924717

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE
     SurModics, Inc. (the “Company”) filed a Form 10-K for the fiscal year ended September 30, 2009 (the “Original Filing”) with the Securities and Exchange Commission on December 11, 2009. This Amendment No. 1 is being filed solely for the purpose of adding the signature of DELOITTE & TOUCHE LLP, the Company’s Independent Registered Public Accounting Firm, to Deloitte & Touche LLP’s Report of Independent Registered Public Accounting Firm (“Report”) on page F-1 included in this Amendment No. 1, which signature was inadvertently omitted from the Original Filing.
     For purposes of this Amendment No. 1, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 8 of Part II and Item 15 of Part IV of the Original Filing are amended and restated in their entirety. Other than adding Deloitte & Touche LLP’s signature to its Report on page F-1 of the financial statements, there are no other changes to Item 8 of Part II and Item 15 of Part IV of the Original Filing. Except as expressly set forth in this Amendment No. 1, the Original Filing has not been amended, updated or otherwise modified.
     In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.

Page No.
Part II
Item 8. Financial Statements and Supplementary Data	3

Part IV
Item 15. Exhibits and Financial Statement Schedules	3
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The consolidated balance sheets as of September 30, 2009 and 2008 and the consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2009, together with Report of Independent Registered Public Accounting Firm and related footnotes (including selected unaudited quarterly financial data) begin on page F-1 of this Form 10-K/A.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     (a) 1. Financial Statements
          The following statements are included in this report on the pages indicated:
2. Financial Statement Schedules. See Schedule II — “Valuation and Qualifying Accounts” in this section of this Form 10-K/A. All other schedules are omitted because they are inapplicable, not required, or the information is in the consolidated financial statements or related notes.
3. Listing of Exhibits. The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index following the signature page.
SurModics, Inc.
Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D		Column E
	Balance at	Additions	Deductions		Balance at
	Beginning	Charged to	From		End of
Description	of Period	Expenses	Reserves		Period
Year Ended September 30, 2007 Allowance for doubtful accounts	$40	$7	$7	(a)	$40

Year Ended September 30, 2008 Allowance for doubtful accounts	$40	$228	$133	(a)	$135

Year Ended September 30, 2009 Allowance for doubtful accounts	$135	$(34)	$19	(a)	$82

Restructuring accrual	$—	$1,763	$808	(b)	$955

(a)	Uncollectible accounts written off and adjustments to the allowance.

(b)	Adjustments to the accrual account reflect payments or non-cash charges associated with the accrual.

3

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURMODICS, INC.
Dated: December 14, 2009	By:	/s/ Bruce J Barclay
Bruce J Barclay
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities, and on the dates indicated.

Signature	Title	Date
/s/ Bruce J Barclay Bruce J Barclay	President and Chief Executive Officer (principal executive officer)	December 14, 2009

/s/ Philip D. Ankeny Philip D. Ankeny	Senior Vice President and Chief Financial Officer (principal financial officer)	December 14, 2009

/s/ Mark A. Lehman Mark A. Lehman	Corporate Controller (principal accounting officer)	December 14, 2009

*	Director	December 14, 2009
José H. Bedoya

*	Director	December 14, 2009
John W. Benson

*	Director	December 14, 2009
Mary K. Brainerd

*	Director	December 14, 2009
Robert C. Buhrmaster

*	Director	December 14, 2009
Gerald B. Fischer

*	Director	December 14, 2009
Kenneth H. Keller

*	Director	December 14, 2009
Susan E. Knight

*	Director	December 14, 2009
John A. Meslow

* BY:	/s/ Bruce J Barclay

Name: Bruce J Barclay
Attorney-in-Fact

4

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-K/A
For the Fiscal Year Ended September 30, 2009
SURMODICS, INC.

Exhibit
23	Consent of Deloitte & Touche LLP.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

*	Filed herewith

5

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

DELOITTE & TOUCHE LLP

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