Form 10-Q
period 2009-12-31
SURMODICS INC
filed 2010-02-05
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of February 3, 2010 was 17,441,119.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SurModics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2009	2009
(In thousands, except share data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,129	$11,636
Short-term investments	8,135	8,932
Accounts receivable, net of allowance for doubtful accounts of $168 and $82 as of December 31 and September 30, 2009, respectively	11,661	11,320
Inventories	3,443	3,330
Deferred tax asset	594	353
Prepaids and other	3,765	1,443

Total current assets	38,727	37,014

Property and equipment, net	68,117	66,915
Long-term investments	32,239	27,300
Deferred tax asset	—	2,548
Intangible assets , net	17,051	17,458
Goodwill	21,820	21,070
Other assets, net	12,554	13,257

Total assets	$190,508	$185,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,144	$3,468
Accrued liabilities	2,640	2,563
Accrued income taxes payable	—	186
Deferred revenue	838	905
Other current liabilities	918	862

Total current liabilities	6,540	7,984
Deferred revenue, less current portion	4,060	623
Other long-term liabilities	4,717	4,583

Total liabilities	15,317	13,190

Commitments and contingencies
Stockholders’ Equity
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 17,473,260 and 17,471,472 shares issued and outstanding	874	874
Additional paid-in capital	67,418	66,005
Accumulated other comprehensive income	992	1,504
Retained earnings	105,907	103,989

Total stockholders’ equity	175,191	172,372

Total liabilities and stockholders’ equity	$190,508	$185,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Condensed Consolidated Statements of Income

	Three Months Ended
	December 31,
	2009	2008
(In thousands, except per share data)	(Unaudited)
Revenue
Royalties and license fees	$9,198	$47,747
Product sales	4,548	3,856
Research and development	3,635	11,613

Total revenue	17,381	63,216

Operating costs and expenses
Product	1,957	1,515
Customer research and development	3,323	3,705
Other research and development	4,719	5,648
Selling, general and administrative	4,614	4,683
Purchased in-process research and development	—	3,200
Restructuring charges	—	1,798

Total operating costs and expenses	14,613	20,549

Income from operations	2,768	42,667

Other income (loss)
Investment income, net	297	734
Other income (loss), net	—	(149)

Other income, net	297	585

Income before income taxes	3,065	43,252
Income tax provision	(1,148)	(16,167)

Net income	$1,917	$27,085

Basic net income per share	$0.11	$1.53
Diluted net income per share	$0.11	$1.53

Weighted average shares outstanding
Basic	17,396	17,683
Dilutive effect of outstanding stock options and nonvested stock	44	64

Diluted	17,440	17,747
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	December 31,
	2009	2008
(In thousands)	(Unaudited)
Operating Activities
Net income	$1,917	$27,085
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,744	1,674
Loss on equity method investments and sales of investments	—	201
Amortization of premium on investments	35	35
Stock-based compensation	1,535	1,911
Purchased in-process research and development	—	3,200
Restructuring charges	—	1,798
Deferred tax	2,840	9,597
Tax benefit from exercise of stock options	38	258
Change in operating assets and liabilities:
Accounts receivable	(341)	2,837
Inventories	(113)	(42)
Accounts payable and accrued liabilities	(262)	(1,607)
Income taxes	(2,501)	6,438
Deferred revenue	3,370	(35,759)
Prepaids and other	(12)	(213)

Net cash provided by operating activities	8,250	17,413

Investing Activities
Purchases of property and equipment	(3,572)	(4,284)
Purchases of available-for-sale investments	(8,284)	(9,080)
Sales/maturities of investments	3,970	8,522
Business acquisition	(750)	(3,352)
Other investing activities	—	(8)

Net cash used in investing activities	(8,636)	(8,202)

Financing Activities
Tax benefit from exercise of stock options	(38)	(258)
Issuance of common stock	282	2
Purchase of common stock to pay employee taxes	(365)	(375)
Repurchase of common stock	—	(11,751)
Repayment of notes payable	—	(236)

Net cash used in financing activities	(121)	(12,618)

Net change in cash and cash equivalents	(507)	(3,407)

Cash and Cash Equivalents
Beginning of period	11,636	15,376

End of period	$11,129	$11,969

Supplemental Information
Cash paid for income taxes	$809	$117
Noncash transaction — acquisition of property, plant, and equipment on account	$214	$2,346
Noncash transaction — accrued contingent consideration in connection with business acquisition	$—	$2,218
Noncash transaction — acquisition of intangible assets on account	$210	$841
Noncash transaction — purchase of common stock	$—	$1,085
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Period Ended December 31, 2009
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three-month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the entire 2010 fiscal year.
     In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. These unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements for the year ended September 30, 2009, and footnotes thereto included in the Company’s Form 10-K/A as filed with the United States Securities and Exchange Commission on December 14, 2009.
     In September 2008, following a strategic review of Merck & Co., Inc.’s (“Merck) business and product development portfolio, Merck gave notice to SurModics of Merck’s intent to terminate a collaborative research and license agreement (“Merck Agreement”) as well as the supply agreement entered into in June 2007. The termination was effective December 16, 2008. The Company recognized revenue in the first quarter of fiscal 2009 related to the Merck Agreement that previously had been deferred and amortized under the accounting treatment required for revenue arrangements with multiple deliverables. In addition, the Company also recognized a $9 million milestone payment from Merck associated with the termination of the triamcinolone acetonide development program that was part of the Merck Agreement. The first quarter of fiscal 2009 revenue associated with the multiple element arrangement is reflected in royalties and license fees ($37.6 million) and in research and development fees ($6.5 million).
     Subsequent events have been evaluated through February 5, 2010, the date the financial statements were issued.
(2) Recent Accounting Pronouncements
New Accounting Guidance Recently Adopted
     Revenue recognition
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
     The Company’s revenue is derived from three primary sources: (1) royalties and license fees from licensing its proprietary drug delivery and surface modification technologies to customers; (2) the sale of polymers and reagent chemicals, stabilization products, antigens, substrates and microarray slides to the diagnostics and biomedical research industries; and (3) research and development fees generated on customer projects.
     Royalties and licenses fees. The Company licenses technology to third parties and collects royalties. Royalty revenue is generated when a customer sells products incorporating the Company’s licensed technologies. Royalty revenue is recognized as licensees’ report it to the Company, and payment is typically submitted concurrently with the report. For stand-alone license agreements, up-front license fees are recognized over the term of the related licensing agreement. Minimum royalty fees are recognized in the period earned and collectability is reasonably assured.
     Revenue related to a performance milestone is recognized upon the achievement of the milestone, as defined in the respective agreements and provided the following conditions have been met:

•	The milestone payment is non-refundable;

•	The milestone is achieved, involved a significant degree of risk, and was not reasonably assured at the inception of the arrangement;

•	Accomplishment of the milestone involved substantial effort;

•	The amount of the milestone payment is commensurate with the related effort and risk; and

•	A reasonable amount of time passed between the initial license payment and the first and subsequent milestone payments.
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
     Arrangements with multiple deliverables. Prior to October 1, 2009, arrangements such as license and development agreements were analyzed to determine whether the deliverables, which often include a license and performance obligations such as research and development, could be separated, or whether they must be accounted for as a single unit of accounting in accordance with accounting guidance. The Company recognized up-front license payments under these agreements over the economic life of the technology licensed. If the fair value of the undelivered performance obligations could be determined, such obligations would then be accounted for separately. If the license was considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations could not be determined, the arrangement would then be accounted for as a single unit of accounting, and the license payments and payments for performance obligations would be recognized as revenue over the estimated period of when the performance obligations are performed, or the economic life of the technology licensed to the customer. When the Company determined that an arrangement should be accounted for as a single unit of accounting, it recognized the related revenue based on either an attribution model where revenue is allocated to each deliverable, or a time-based accounting model.
     The Company had one significant multiple element arrangement prior to October 1, 2009 that was accounted for as a single unit of accounting resulting in deferral and recognition of all related cash received for license and research and development activities using a time-based model. This arrangement was terminated during the first quarter of fiscal 2009 as described in Note 1 above.
     In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for multiple deliverable revenue arrangements to:
(i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.
     The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after October 1, 2009.
     The Company enters into license and development arrangements that may consist of multiple deliverables that could include license to SurModics technology, research and development activities, manufacturing services, and product sales based on the needs of its customers. For example, a customer may enter into an arrangement to obtain a license to SurModics intellectual property which would also include research and development activities, and supply of products manufactured by SurModics. For these services provided, SurModics could receive upfront license fees upon signing of a contract and granting the license, fees for research and development activities as such activities are performed, milestone payments contingent upon advancement of the product through development and clinical stages to successful commercialization, fees for manufacturing services and supply of product, and royalty payments based on customer sales of product incorporating SurModics’ technology.
     Under the new accounting guidance, the Company is still required to evaluate each deliverable in a multiple element arrangement for separability. The Company is then required to allocate revenue to each separate deliverable using a hierarchy of VSOE, TPE, or ESP. In many instances, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be a result of the Company infrequently selling each element separately or having a limited history with multiple element arrangements. When VSOE cannot be established, the Company attempts to establish selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately.
     When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. ESP is generally used for highly customized offerings.
     The Company determines ESP for undelivered elements by considering multiple factors including, but not limited to, market conditions, competitive landscape and past pricing arrangements with similar features. The determination of ESP is made through consultation with the Company’s management, taking into consideration the marketing strategies for each clinical market.
     Net sales as reported and pro forma net sales that would have been reported during the three-month period ended December 31, 2009, if the transaction entered into or materially modified after September 30, 2009 was subject to the Company’s accounting policies under the previous accounting guidance, is shown in the following table (in thousands):

		Pro Forma Basis
		as if the
		Previous
		Accounting
		Guidance Were
Three-Month Period Ended December 31, 2009	As Reported	in Effect
Total multiple element arrangement revenue	$1,022	$56
     The impact to total revenue during the three-month period ended December 31, 2009 associated with adoption of the new accounting guidance was primarily related to research and development services performed during the quarter. The Company’s accounting policies under the previous accounting guidance would have resulted in partial recognition of the research and development revenue in the current period with the remainder deferred and recognized over the economic life of the technology. Under the new accounting guidance the Company is recognizing research and development revenue as the activities are being performed.
     In terms of timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is expected to have a significant effect on total revenue from contracts whose multiple elements include license fees, research and development activities, product sales, and other identified deliverables. Specifically, the Company expects that it will be able to better match revenue recognition as the activities are performed. The Company expects that this new accounting guidance will better align the economics of an arrangement and the associated accounting.
     Other accounting areas
     In April 2008, the FASB issued authoritative accounting guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under goodwill and other intangible asset accounting. The authoritative guidance is intended to improve the consistency between the useful life of a recognized intangible asset under goodwill and intangible asset accounting and the period of the expected cash flows used to measure the fair value of the asset under business combination accounting and other GAAP. The authoritative guidance is effective for the Company in fiscal 2010, with early adoption prohibited. The adoption of the authoritative guidance did not have a material impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued authoritative accounting guidance which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The authoritative guidance was adopted effective October 1, 2009, and will impact recognition and measurement of future business combinations.
     In September 2006, the FASB issued authoritative accounting guidance associated with fair value measurements. This guidance defines fair value, establishes a consistent framework for measuring fair value, gives guidance regarding methods used for measuring fair value and expands disclosures about fair value measurements. These provisions were implemented in fiscal 2009. See Note 3 for additional information regarding fair value measurements. However, in February 2008, the FASB issued guidance which delayed the effective date from fiscal 2009 to fiscal 2010 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the authoritative guidance did not have any impact on the Company’s consolidated financial statements.

     No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.
(3) Fair Value Measurements
     Effective October 1, 2008, the Company adopted the new accounting guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The guidance is applicable for all financial assets and financial liabilities and for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Fair value is defined as the exchange price that would be received from selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.
     Fair Value Hierarchy
     Accounting guidance on fair value measurements requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
Level 1 — Quoted (unadjusted) prices in active markets for identical assets or liabilities.
     The Company’s Level 1 asset consists of its investment in OctoPlus, N.V. (see Note 7 for further information). The fair market value of this investment is based on the quoted price of OctoPlus shares traded on the Amsterdam Stock Exchange.
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
     In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company did not significantly change our valuation techniques from prior periods.
     Assets and Liabilities Measured at Fair Value on a Recurring Basis
     In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Total Fair
	Identical	Observable	Unobservable	Value as of
	Instruments	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2009
Assets:
Cash equivalents	$—	$9,426	$—	$9,426
Short-term investments	—	7,122	—	7,122
Long-term investments	—	26,959	1,077	28,036
Other assets	2,997	—	—	2,997

Total assets measured at fair value	$2,997	$43,507	$1,077	$47,581

     Short-term and long-term investments disclosed in the condensed consolidated balance sheets include held-to-maturity investments totaling $5.2 million as of December 31, 2009. Held-to-maturity investments are carried at an amortized cost.
     Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
     The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Three Months
Ended
December 31,
2009
Balance, beginning of period	$1,203
Total realized and unrealized gains:
Included in other comprehensive income	(2)
Purchases, issuances and settlements, net	(95)
Transfer in (out) of Level 3	(29)

Balance, end of period	$1,077

     As of December 31, 2009, marketable securities measured at fair value using Level 3 inputs was comprised of $1.0 million of U.S. government agency securities and a $0.1 million mortgage-backed security within the Company’s available-for-sale investment portfolio. These securities were measured using observable market data and Level 3 inputs as a result of the lack of market activity and liquidity. The fair value of these securities was based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuer of the securities.
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
(4) Investments
     Investments consist principally of U.S. government and government agency obligations and mortgage-backed securities and are classified as available-for-sale or held-to-maturity at December 31 and September 30, 2009. Available-for-sale investments are reported at fair value with unrealized gains and losses net of tax excluded from operations and reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income (loss). This adjustment results in a new cost basis for the investment. Investments which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. If there is an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity, the Company will write down the security to fair value with a corresponding adjustment to other income (loss). Interest on debt securities, including amortization of premiums and accretion of discounts, is included in other income (loss). Realized gains and losses from the sales of debt securities, which are included in other income (loss), are determined using the specific identification method.

     The original cost, unrealized holding gains and losses, and fair value of available-for-sale investments as of December 31, 2009 and September 30, 2009 were as follows (in thousands):

	December 31, 2009
	Original Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government obligations	$16,041	$214	$(46)	$16,209
Mortgage-backed securities	6,991	159	(85)	7,065
Municipal bonds	5,830	176	(4)	6,002
Asset-backed securities	1,944	44	(116)	1,872
Corporate bonds	4,008	3	(1)	4,010

Total	$34,814	$596	$(252)	$35,158

	September 30, 2009
	Original Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government obligations	$10,837	$253	$—	$11,090
Mortgage-backed securities	7,938	177	(106)	8,009
Municipal bonds	7,210	232	—	7,442
Asset-backed securities	2,334	65	(143)	2,256
Corporate bonds	1,181	3	—	1,184

Total	$29,500	$730	$(249)	$29,981

     The original cost and fair value of investments by contractual maturity at December 31, 2009 were as follows (in thousands):

	Amortized
	Cost	Fair Value
Debt securities due within:
One year	$7,078	$7,122
One to five years	20,136	20,476
Five years or more	7,600	7,560

Total	$34,814	$35,158

     The following table summarizes sales of available-for-sale securities for the three-month period ended December 31, 2009 (in thousands):

Proceeds from sales	$2,970
Gross realized gains	$—
Gross realized losses	$—
     At December 31, 2009, the amortized cost and fair market value of held-to-maturity debt securities was $5.2 million and $5.4 million, respectively. Investments in securities designated as held-to-maturity consist of tax-exempt municipal bonds and have maturity dates ranging between one and three years from December 31, 2009. At September 30, 2009, the amortized cost and fair market value of held-to-maturity debt securities were $6.3 million and $6.4 million, respectively. A held-to-maturity security with an amortized cost of $1.0 million matured in the three-month period ended December 31, 2009.
(5) Acquisitions
     PR Pharmaceuticals, Inc. On November 4, 2008, the Company’s SurModics Pharmaceuticals, Inc. subsidiary entered into an asset purchase agreement with PR Pharmaceuticals, Inc. (“PR Pharma”) whereby it acquired certain contracts and assets of PR Pharma for $5.6 million consisting of $2.9 million in cash on the closing date, additional consideration of $2.4 million upon successful achievement of specified milestones and $0.3 million in transaction costs. $3.4 million of the total consideration was paid in the three-month period ended December 31, 2008. PR Pharma is eligible to receive up to an additional $3.6 million in cash upon the successful achievement of milestones for contract signing and invoicing, successful patent issuances and product development. Management believes this acquisition strengthens the Company’s portfolio of drug delivery technologies for the pharmaceutical and biotechnology industries. As part of the acquisition, the Company recognized fair value associated with in-process research and development

(IPR&D) of $3.2 million. The IPR&D was expensed on the date of acquisition and relates to polymer-based drug delivery systems. The value assigned to IPR&D is related to projects for which the related products have not achieved commercial feasibility and have no future alternative use. The amount of purchase price allocated to IPR&D was based on estimating the future cash flows of each project and discounting the net cash flows back to their present values. The discount rate used was determined at the time of acquisition in accordance with accepted valuation methods. These methodologies include consideration of the risk of the project not achieving commercial feasibility. The research efforts ranged from 5% to 50% complete at the date of acquisition. The Company used the Relief from Royalty valuation method to assess the fair value of the projects with a risk-adjusted discount rate of 25%. The Company determined the method was appropriate based on the nature of the projects and future cash flow streams. The research and development work performed is billed to customers, in most cases, using standard commercial billing rates which include a reasonable markup. Accordingly, the Company has no fixed cost obligations to carry projects forward. There have been no significant changes to the development plans for the acquired incomplete projects. Significant net cash inflows would commence with the commercial launch of customer products that are covered by the intellectual property rights and related agreements acquired from PR Pharma.
(6) Inventories
     Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components (in thousands):

	December 31,	September 30,
	2009	2009
Raw materials	$1,416	$1,287
Finished products	2,027	2,043

Total	$3,443	$3,330

(7) Other Assets
     Other assets consist principally of strategic investments. The Company accounts for its strategic investments under the cost method. The Company accounts for its investment in OctoPlus N.V. common stock as an available-for-sale investment rather than a cost method investment following an initial public offering of OctoPlus N.V. common stock in October 2006. Available-for-sale investments are reported at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations, recorded in the other income (loss) section of the condensed consolidated statements of income. The cost basis in the Company’s investment in OctoPlus N.V. was adjusted to $1.7 million in fiscal 2008 based on a significant decline in the stock price of OctoPlus N.V. that was determined to be an other-than-temporary impairment.
     The Company has made equity investments in Paragon Intellectual Properties, LLC (“Paragon”) and a Paragon subsidiary, Apollo Therapeutics, LLC (“Apollo”). In October 2008, Paragon, announced that it had restructured, along with its subsidiaries, including Apollo, moving from a limited liability company with seven subsidiaries to a single C-corporation named Nexeon MedSystems, Inc. (“Nexeon”). The Company accounted for the investments in Paragon and Apollo under the equity method in the first quarter of fiscal 2009, as both entities reported results to us on a one-quarter lag. Commencing in the second quarter of fiscal 2009, the Company accounted for the investment in Nexeon under the cost method as the Company’s ownership level is less than 20%. The Company made an additional investment of $0.5 million in Nexeon in fiscal 2009.
     In August 2009, the Company invested $2.0 million in a medical technology company. The Company’s investment is accounted for under the cost method, as the Company’s ownership interest is less than 20%. This investment is included in the category titled “Other” in the table below.
     Other assets consisted of the following components (in thousands):

	December 31,	September 30,
	2009	2009
Investment in OctoPlus N.V.	$2,997	$3,700
Investment in Nexeon MedSystems	5,651	5,651
Investment in ThermopeutiX	1,185	1,185
Investment in Novocell	559	559
Other	2,162	2,162

Other assets	$12,554	$13,257

     The Company recognized revenue of $0.1 million and $0.4 million for the three-month periods ended December 31, 2009 and 2008, respectively, from activity with companies in which it had a strategic investment.
(8) Intangible Assets
     Intangible assets consist principally of acquired patents and technology, customer relationships, licenses, and trademarks. The Company recorded amortization expense of $0.4 million and $0.8 million for the three-month periods ended December 31, 2009 and 2008, respectively.
     Intangible assets consisted of the following (in thousands):

	Useful life	December 31,	September 30,
	(in years)	2009	2009
Customer list	9 — 11	$8,657	$8,657
Core technology	8 — 18	8,330	8,330
Patents and other	2 — 20	3,076	3,076
Trademarks		600	600
Less accumulated amortization of intangible assets		(3,612)	(3,205)

Intangible assets, net		$17,051	$17,458

     Based on the intangible assets in service as of December 31, 2009, estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

Remainder of 2010	$1,220
2011	1,604
2012	1,602
2013	1,602
2014	1,602
2015	1,591
     Future amortization amounts presented above are estimates. Actual future amortization expense may be different, as a result of future acquisitions, impairments, changes in amortization periods, or other factors.
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
     In the first quarter of fiscal 2010 a milestone was achieved associated with the July 2007 acquisition of SurModics Pharmaceuticals, Inc. and $0.8 million of additional purchase price was recorded as an increase to goodwill.
(10) Revolving Credit Facility
     In February 2009, the Company entered into a two-year $25.0 million unsecured revolving credit facility. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based upon the Company’s funded debt to EBITDA ratio. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of December 31, 2009, the Company had no debt outstanding under this credit facility and was in compliance with all covenants.
(11) Stock-based Compensation
     The Company has stock-based compensation plans under which it grants stock options and restricted stock awards. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period. The Company’s stock-based compensation expenses were allocated as follows (in thousands):

	Three months ended
	December 31,
	2009	2008
Product costs	$35	$24
Customer research and development	153	165
Other research and development	615	744
Selling, general and administrative	732	978

Total	$1,535	$1,911
     As of December 31, 2009, approximately $10.3 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.1 years. The unrecognized compensation costs include $3.5 million associated with performance share awards that are currently not anticipated to be fully expensed because the performance conditions are not expected to be met.
Stock Option Plans
     The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair value of stock options granted during the three-month periods ended December 31, 2009 and 2008 was $8.40 and $8.63, respectively. The assumptions used as inputs in the model were as follows:

	Three months ended
	December 31,
	2009	2008
Risk-free interest rates	1.8%	2.2%
Expected life (years)	4.8	4.8
Expected volatility	41.4%	37.9%
Dividend yield	0%	0%
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
     The Company’s Incentive Stock Options (“ISO”) are granted at a price of at least 100% of the fair market value of the common stock of the Company on the date of the grant or 110% with respect to optionees who own more than 10% of the total combined voting power of all classes of stock. ISOs expire in seven years or upon termination of employment and are exercisable at a rate of 20% per year commencing one year after the date of grant. Nonqualified stock options are granted at fair market value on the date of grant. Nonqualified stock options expire in 7 to 10 years or upon termination of employment or service as a Board member. Nonqualified stock options granted prior to May 2008 generally become exercisable with respect to 20% of the shares on each of the first five anniversaries following the grant date such that the entire option is fully vested five years after date of grant, and nonqualified stock options granted subsequent to May 2008 generally become exercisable with respect to 25% on each of the first four anniversaries following the grant date such that the entire option is fully vested four years after the grant date.
     The total pre-tax intrinsic value of options exercised during the three-month period ended December 31, 2009 was not meaningful as our stock price of $22.60 on December 31, 2009 was below the value of options exercised earlier in the quarter. The total pre-tax intrinsic value of options exercised during the three-month period ended December 31, 2008 was $5,000. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period end.
Restricted Stock Awards
     The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance these shares are considered to be non-vested shares. The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. The stock-based compensation table above includes Restricted Stock expenses of $279,000, and $661,000 during three-month periods ended December 31, 2009 and 2008, respectively.

Performance Share Awards
     The Company has entered into performance share agreements with certain key employees, covering the issuance of common stock (“Performance Shares”). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives, which must be achieved during the performance period. Compensation is recognized in each period based on management’s best estimate of the achievement level of the grants’ specified performance objectives and the resulting vesting amounts. The Company recognized an expense of $32,000 related to Performance Shares for the three-month period ended December 31, 2009. For the three-month period ended December 31, 2008, the Company reversed expenses related to Performance Shares previously recognized of $38,000. The stock-based compensation table above includes the Performance Shares expenses or expense reversal.
1999 Employee Stock Purchase Plan
     Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 200,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of December 31, 2009 and 2008, there were $516,000 and $561,000 of employee contributions, respectively, included in accrued liabilities in the accompanying condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three-month periods ended December 31, 2009 and 2008 totaled $72,000 and $58,000, respectively. The stock-based compensation table above includes the Stock Purchase Plan expenses.
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
     The Company recorded total restructuring charges of approximately $1.8 million in connection with the reorganization. These pre-tax charges consisted of $0.5 million of severance pay and benefits expenses and $1.3 million of facility-related costs. The restructuring was expected to result in approximately $2.2 million in annualized cost savings. Cash payments totaled $0.9 million as of December 31, 2009 leaving a balance of $0.9 million. The balance is expected to be paid within the next 12 months and the liability is recorded as a current liability within other accrued liabilities on the condensed consolidated balance sheets.
(13) Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	Three months ended
	December 31,
	2009	2008
Net income	$1,917	$27,085
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(512)	534
Less reclassification adjustment for realized gains included in net income, net of tax	—	(201)

Other comprehensive income (loss)	(512)	333

Comprehensive income	$1,405	$27,418

(14) Income Taxes
     The Company recorded income tax provisions of $1.1 million and $16.2 million for the three-month periods ended December 31, 2009 and 2008, respectively, representing effective tax rates of 37.5% and 37.4%, respectively. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate reflects state taxes.
     The October 2008 adoption of the Emergency Economic Stabilization Act of 2008, retroactively extended the term of the federal tax credit for research activities through calendar 2009. The tax credit for research activities for the three-month period ended December 31, 2009 was $39,000. During the three-month period ended December 31, 2008, the Company recognized a discrete benefit of approximately $120,000 related to the nine-month period ended September 30, 2008.

     The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of December 31, 2009 and September 30, 2009, respectively, are $2.2 million and $2.0 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next twelve months. Interest and penalties related to the unrecognized tax benefits are recorded in income tax expense.
     The Company files income tax returns, including returns for its subsidiaries, in the United States (U.S.) federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. U.S. tax returns for fiscal years ended September 30, 2006, 2007, 2008 and 2009 remain subject to examination by federal tax authorities. Tax returns for state and local jurisdictions for fiscal years ended September 30, 2003 through 2009 remain subject to examination by state and local tax authorities.
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
     The Company’s results are aggregated into one reportable segment, as each business unit has similar economic characteristics, technology, manufacturing processes, customers, regulatory environments, and shared infrastructures. The Company manages its expenses on a company-wide basis, as many costs and activities are shared among the business units. The focus of the business units is providing solutions to customers and maximizing financial performance over the long term. The table below presents revenue from the markets, with Therapeutic broken out further by focus area, for the three-month periods in fiscal 2010 and 2009, (in thousands):

	Three months ended
	December 31,
	2010	2009
Therapeutic
Cardiovascular	$10,714	$10,403
Ophthalmology	2,497	44,772
Other Markets	1,884	3,772

Total Therapeutic	15,095	58,947
Diagnostic	2,286	4,269

Total revenue	$17,381	$63,216

(16) Commitments and Contingencies
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
     BioFX Laboratories, Inc. In August 2007, the Company acquired 100% of the capital stock of BioFX Laboratories, Inc. (“BioFX”), a provider of substrates to the in vitro diagnostics industry. The sellers of BioFX are still eligible to receive up to $3.5 million in additional consideration based on specific revenue targets through calendar 2011.
     SurModics Pharmaceuticals, Inc. In July 2007, the Company acquired 100% of the capital stock of SurModics Pharmaceuticals, a drug delivery company that provides proprietary polymer-based technologies to companies developing pharmaceutical products. The sellers of SurModics Pharmaceuticals are still eligible to receive up to $16.2 million in additional consideration based on successful achievement of specific milestones through calendar 2011.
     Alabama Jobs Commitment. In April 2008, the Company purchased a 286,000 square foot office and warehouse facility to support Current Good Manufacturing Practices manufacturing needs of customers and the anticipated growth of the SurModics Pharmaceuticals business. At the same time, SurModics Pharmaceuticals entered into an agreement with various governmental authorities to obtain financial incentives associated with creation of jobs in Alabama. Some of the governmental agencies have recapture rights in connection with the financial incentives if a specific number of full-time employees is not hired by June 2012, with an extension to June 2013 if circumstances or events occur that are beyond the control of SurModics Pharmaceuticals, Inc. (“SurModics Pharmaceuticals”) or could not have been reasonably anticipated by SurModics Pharmaceuticals. As of December 31, 2009, SurModics Pharmaceuticals has received $1.7 million in connection with the agreement, and the Company has recorded the payment in other long-term liabilities.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition, results of operations and trends for the future should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. Any discussion and analysis regarding trends in our future financial condition and results of operations are forward-looking statements that involve risks, uncertainties and assumptions, as more fully identified in “Forward-Looking Statements.” Our actual future financial condition and results of operations may differ materially from those anticipated in the forward-looking statements.
Overview
     SurModics is a leading provider of drug delivery and surface modification technologies to the healthcare industry. In November 2008, we announced a change in our organizational structure into four clinically and market focused business units: Cardiovascular, Ophthalmology, SurModics Pharmaceuticals, and In Vitro Technologies. We believe this structure improves the visibility, marketing and adoption of the Company’s broad array of technologies within specific markets and helps our customers in the medical device, pharmaceutical and life science industries better solve unmet clinical needs. In addition, a new centralized research and development function (R&D) has been formed to serve the needs of the Company’s clinically and market focused business units, other than the SurModics Pharmaceuticals business unit, which continues to maintain certain R&D operations.
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
     The Company’s revenue is derived from three primary sources: (1) royalties and license fees from licensing our proprietary drug delivery and surface modification technologies to customers; the vast majority (typically in excess of 90%) of revenue in the “royalties and license fees” category is in the form of royalties; (2) the sale of polymers and reagent chemicals, stabilization products, antigens, substrates and microarray slides to the diagnostics and biomedical research industry; and (3) research and development fees generated on customer projects. Revenue fluctuates from quarter to quarter depending on, among other factors: our customers’ success in selling products incorporating our technologies; the timing of introductions of licensed products by customers; the timing of introductions of products that compete with our customers’ products; the number and activity level associated with customer development projects; the number and terms of new license agreements that are finalized; the value of reagent chemicals and other products sold to customers; and the timing of future acquisitions we complete, if any.
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
     In September 2008, Merck gave notice that it was terminating the collaborative research and license agreement, as well as the supply agreement entered into in June 2007, following a strategic review of Merck’s business and product development portfolio. The termination was effective December 16, 2008. SurModics recognized revenue previously deferred, totaling $34.8 million, under the accounting treatment required for revenue arrangements with multiple deliverables. In addition, we received and recognized a $9 million milestone payment from Merck associated with the termination of the triamcinolone acetonide development program in the first quarter of fiscal 2009.
     On October 5, 2009, we entered into a License and Development Agreement with F. Hoffmann-La Roche, Ltd. (“Roche”) and Genentech, Inc., a wholly owned member of the Roche Group (“Genentech”). Under the terms of the agreement, Roche and Genentech will have an exclusive license to develop and commercialize a sustained drug delivery formulation of Lucentis® (ranibizumab injection) utilizing SurModics’ proprietary biodegradable microparticles drug delivery system. We received an up-front licensing fee of $3.5 million and are eligible to receive potential payments of up to approximately $200 million in fees and milestone payments in the event of the successful development and commercialization of multiple products, as well as payment for development work done on these products. Roche and Genentech will have the right to obtain manufacturing services from SurModics. In the event a commercial product is developed, we will also receive royalties on sales of such product.
Critical Accounting Policies
     Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. For a detailed description of our critical accounting policies, see the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2009.
Results of Operations

	Three Months Ended
	December 31,	December 31,	Increase
(Dollars in thousands)	2009	2008	(Decrease)	Change %
Revenue:
Therapeutic
Cardiovascular	$10,714	$10,403	$311	3%
Ophthalmology	2,497	44,772	(42,275)	(94)%
Other Markets	1,884	3,772	(1,888)	(50)%

Total Therapeutic	15,095	58,947	(43,852)	(74)%
Diagnostic	2,286	4,269	(1,983)	(46)%

Total revenue	$17,381	$63,216	$(45,835)	(73)%

     Revenue. Revenue during the first quarter of fiscal 2010 was $17.4 million, a decrease of $45.8 million or 73% compared with the first quarter of fiscal 2009. The decreases in Therapeutic and Diagnostic revenue, as detailed in the table above, are further explained in the narrative below.
     Therapeutic. Revenue in Therapeutic was $15.1 million in the first quarter of fiscal 2010, a decrease of 74% compared with $58.9 million in the first quarter of fiscal 2009. The decrease in total revenue reflects the recognition of revenue of approximately $34.8 million that had previously been deferred, associated with the Merck collaborative research and license agreement and recognition of a $9 million milestone payment received in the first quarter of fiscal 2009 associated with the termination of the triamcinolone acetonide development program. The collaborative research and license agreement was terminated effective in the first quarter of fiscal 2009. Excluding these significant event-specific items in fiscal 2009, revenue was comparable for both periods. Therapeutic revenue is further characterized by the market-focused areas detailed above.
     Cardiovascular derives a substantial amount of revenue from royalties and license fees and product sales attributable to Cordis Corporation, a Johnson & Johnson company, on its CYPHER® Sirolimus-eluting Coronary Stent. The CYPHER® stent incorporates a proprietary SurModics polymer coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in coronary artery lesions. The CYPHER® stent faces continuing competition from Boston Scientific, Medtronic and Abbott Laboratories. Stents from these companies compete directly with the CYPHER® stent both domestically and internationally. Future royalty and reagent sales revenue could decrease as a result of lower CYPHER® stent sales from ongoing and expected future competition. We anticipate that royalty revenue from the CYPHER® stent may be volatile throughout fiscal 2010 and beyond as the various marketers of drug-eluting stents compete in the marketplace and as other companies enter the marketplace. We also receive a royalty on the Medtronic Endeavor® drug-eluting stent delivery system incorporating our hydrophilic technology, which is sold in the United States and internationally and commenced sales in Japan in May 2009.
     Cardiovascular revenue increased $0.3 million, or 3%, in the first quarter of fiscal 2010, compared with the first quarter of fiscal 2009 with the increase principally in royalties and license fees and product sales, offset partially by a decrease in R&D revenue. Our royalty revenue from Cordis decreased as a result of 18% lower CYPHER® stent sales.
     Ophthalmology revenue decreased $42.3 million, or 94%, in the first quarter of fiscal 2010, compared with the first quarter of fiscal 2009. The significant decrease relates to the recognition of previously deferred revenue associated with the terminated collaborative research and license agreement with Merck. In September 2008, following a strategic review of Merck’s business and product development portfolio, Merck gave notice that it was terminating the collaborative research and license agreement as well as the supply agreement entered into in June 2007. The termination became effective in December 2008. In the first quarter of fiscal 2009, we recognized the revenue previously deferred totaling $34.8 million. In addition, we received and recognized a $9 million milestone payment from Merck associated with the termination of the triamcinolone acetonide development program.
     Ophthalmology revenue, other than the Merck event-specific items in the first quarter of fiscal 2009, increased by approximately $1.5 million, or 151%, principally as a result of higher R&D revenue from activities with Genentech and other customers and royalties and license fees.
     Other Markets revenue decreased $1.9 million, or 50%, in the first quarter of fiscal 2010, compared with the first quarter of fiscal 2009. Lower R&D revenue was the main contributor to the decrease. There continues to be select customers that have delayed, slowed or cancelled development projects as a result of various factors including current economic conditions. Other Markets revenue is derived from more than 50 customers.
     Diagnostic. Revenue in Diagnostic was $2.3 million in the first quarter of fiscal 2010, a decrease of 46% compared with $4.3 million in the prior-year period. This decrease was attributable to lower royalties and license fees. In past quarters, Diagnostic derived a significant percentage of revenue from Abbott Laboratories. Our diagnostic format patent license agreement with Abbott Laboratories ceased following the expiration of licensed patents, which occurred in December 2008. Product sales increased 4% compared with fiscal 2009 when customer purchases slowed considerably. We expect product sales to increase in the remainder of fiscal 2010.
     Product costs. Product costs were $2.0 million in the first quarter of fiscal 2010, compared with $1.5 million in the prior-year period. The $0.5 million increase in product costs principally reflects higher product sales. Overall product margins averaged 57%, compared with 61% reported last year. The decrease in product margins reflects a shift in the mix of products sold.
     Customer research and development expenses. Customer research and development (“Customer R&D”) expenses were $3.3 million, a decrease of 10% compared with the first quarter of fiscal 2009. The decrease principally reflects the impact of lower R&D revenue, adjusted for Merck. Customer R&D margins were 9%, compared with 68% in the first quarter of fiscal 2009. The margins were 32% for the first quarter of fiscal 2009, after adjusting for Merck deferred revenue recognition. The decrease in the first quarter of fiscal 2010 margins reflects increased fixed overhead costs attributable to our Alabama research and development operations.

     Other research and development expenses. Other research and development (“Other R&D”) expenses were $4.7 million for the first quarter of fiscal 2010, a decrease of 16% compared with the first quarter of fiscal 2009. The decrease principally reflects lower labor costs as a result of a decrease in our R&D headcount as well as lower overhead costs being allocated to Other R&D.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $4.6 million for the three months ended December 31, 2009, which were comparable to expenses of $4.7 million in the prior-year period. Our headcount remained constant in both periods. Lower incentive and stock-based compensation costs were offset by higher facility expenses in the first quarter of fiscal 2010.
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
     We recorded total restructuring charges of approximately $1.8 million in connection with the reorganization. These pre-tax charges consisted of $0.5 million of severance pay and benefits expenses and $1.3 million of facility-related costs. Costs totaling $0.9 million have been paid, and we anticipate paying the remaining $0.9 million within the next twelve months.
     Other income, net. Other income was $0.3 million in the first quarter of fiscal 2010, compared with $0.6 million in the first quarter of fiscal 2010. Income from investments was $0.3 million, compared with $0.7 million in the prior-year period. The decrease primarily reflects lower investment balances. In the first quarter of fiscal 2009, our pro rata net loss on our equity method investments was partially offset by $0.3 million of gains from our investment portfolio.
     Income tax expense. The income tax provision was $1.1 million in the first quarter of fiscal 2010, compared with $16.2 million in the prior-year period. The effective tax rate was 37.5%, compared with 37.4% in the prior-year period.
Liquidity and Capital Resources
     As of December 31, 2009, the Company had working capital of $32.2 million, of which $19.3 million consisted of cash, cash equivalents and short-term investments. Working capital increased $3.2 million from the September 30, 2009 level, driven principally by higher prepaid balances, income taxes receivable and lower accounts payable balances. Our cash, cash equivalents and short-term and long-term investments totaled $51.5 million at December 31, 2009, an increase of $3.6 million from $47.9 million at September 30, 2009. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company’s policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while meeting or exceeding a benchmark (Merrill Lynch 1-3 Year Government-Corporate Index) total rate of return. Management plans to continue to direct its investment advisors to manage the Company’s investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its investments.
     We had cash flows from operating activities of approximately $8.3 million in the first quarter of fiscal 2010, compared with $17.4 million in the first three months of fiscal 2009. The decrease compared with prior-year results primarily reflects receipt of a $9 million contract termination payment from Merck in the first three months of fiscal 2009.
     In November 2007, our Board of Directors authorized the repurchase of $35.0 million of the Company’s common stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date. No shares were repurchased during the three months ended December 31, 2009. Under the current authorization, the Company has $7.3 million remaining available for share repurchases.
     As of December 31, 2009, we had no debt under our $25 million unsecured revolving credit facility. As of December 31, 2009, the Company was in compliance with all covenants.

     We do not have any other credit agreements and believe that our existing cash, cash equivalents and investments, together with cash flow from operations, will provide liquidity sufficient to meet the below stated needs and fund our operations for the next twelve months. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact the Company’s ability to access capital in a timely manner and on attractive terms, if at all. Our anticipated liquidity needs for the remainder of fiscal 2010 include, but are not limited to, the following: capital expenditures related to the Alabama cGMP facility in the range of $3 million to $4 million; general capital expenditures in the range of $3 million to $5 million; contingent consideration payments, if any, related to our acquisitions of SurModics Pharmaceuticals, BioFX Laboratories, Inc. as well as the purchase of certain assets from PR Pharmaceuticals, Inc.; and any amounts associated with the repurchase of common stock under the authorization discussed above.
Off-Balance Sheet Arrangements
     As of December 31, 2009, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.
Forward-Looking Statements
     Certain statements contained in this report, or in other reports of the Company and other written and oral statements made from time to time by the Company, do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. The Company’s forward-looking statements generally relate to its growth strategy, financial prospects, product development programs, sales efforts, and the impact of the Cordis and Genentech agreements, as well as other significant customer agreements. You should carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement.
     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others:
•	the Company’s reliance on a small number of significant customers, which causes our financial results and stock price to be subject to factors affecting those significant customers and their products, the timing of market introduction of their or competing products, product safety or efficacy concerns and intellectual property litigation, the outcome of which could adversely affect the royalty revenue we derive based on the sales of licensed products;

•	general economic conditions we are subject to which are beyond our control, including the impact of recession, business investment and changes in consumer confidence;

•	frequent intellectual property litigation in the medical device and pharmaceutical industries that may directly or indirectly adversely affect our customers’ ability to market their products incorporating our technologies;

•	our ability to protect our own intellectual property;

•	healthcare reform efforts, including reduced reimbursement rates and new taxes on medical devices and pharmaceutical products that may adversely affect our customers’ ability to cost-effectively market and sell devices incorporating our technologies or affect the prices they receive for such products thereby affecting the Company’s revenue;

•	the Company’s ability to attract new licensees and to enter into agreements for additional product applications with existing licensees, the willingness of potential licensees to sign license agreements under the terms offered by the Company, changes in the development and marketing priorities of our licensees and development partners and the Company’s ability to maintain satisfactory relationships with its licensees;

•	the Company’s ability to increase the number of market segments and applications that use its technologies through its sales and marketing and research and development efforts;

•	the decrease in available financing for the Company’s customers and for new ventures which could potentially become customers can reduce the Company’s potential opportunities;

•	market acceptance of products sold by customers incorporating our technologies and the timing of new product introductions by licensees;

•	market acceptance of products sold by customers’ competitors and the timing and pricing of new product introductions by customers’ competitors;

•	the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances or approvals, which may result in lost market opportunities or postpone or preclude product commercialization by licensees;

•	efficacy or safety concerns with respect to products marketed by us and our licensees, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales;

•	the ability to secure raw materials for reagents the Company sells;

•	the Company’s ability to successfully manage clinical trials and related foreign and domestic regulatory processes for the I-vation™ intravitreal implant or other products under development by the Company, whether delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances or approvals postpone or preclude product commercialization of the intravitreal implant or other products, and whether the intravitreal implant and any other products remain viable commercial prospects;

•	product liability claims against which we are not indemnified or that are not covered by insurance;

•	the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors;

•	the trend of consolidation in the medical device and pharmaceutical industries, resulting in more significant, complex and long term contracts than in the past and potentially greater pricing pressures;

•	the Company’s ability to identify suitable businesses to acquire or with whom to form strategic relationships to expand its technology development and commercialization, its ability to successfully integrate the operations of companies it may acquire from time to time and its ability to create synergies from acquisitions and other strategic relationships;

•	the Company’s ability to successfully internally perform certain product development activities and governmental and regulatory compliance activities which the Company has not previously undertaken in any significant manner;

•	acts of God or terrorism which impact the Company’s personnel or facilities; and

•	other factors described below in “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K, which you are encouraged to read carefully.
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
     The Company’s investment policy requires the Company to invest in high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $0.7 million decrease in the fair value of the Company’s available-for-sale and held-to-maturity securities as of December 31, 2009, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.
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
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls
     There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
     There have been no material developments in the legal proceedings previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2009.

Item 1A.	Risk Factors.
     There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2009 in response to Item 1A to Part I of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Equity Securities
     The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2009, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

			(c)	(d)
			Total Number	Dollar
			of Shares	Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)

10/01/09 — 10/31/09	0	NA	0	$7,333,728
11/01/09 — 11/30/09	13,080	$23.38	0	$7,333,728
12/01/09 — 12/31/09	0	NA	0	$7,333,728

Total	13,080	$23.38	0	$7,333,728

(1)	The purchases in this column were repurchased by the Company to satisfy tax withholding obligations in connection with so-called “stock swap exercises” related to the vesting of restricted stock awards.

(2)	On November 15, 2007, our Board of Directors announced the authorization of the repurchase of $35 million of outstanding common stock. As of December 31, 2009, we have repurchased a cumulative 921,648 shares at an average price of $30.02 per share. Under the current authorization the Company has $7.3 million available for authorized share repurchases as of December 31, 2009. The repurchase authorization does not have an expiration date.

Item 3.	Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.

Item 5.	Other Information.
     None.

Item 6.	Exhibits.

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837

3.2*	Restated Bylaws of SurModics, Inc., as amended November 30, 2009

10.1+	License and Development Agreement between Genentech, Inc., F. Hoffmann-La Roche, Ltd., and SurModics, Inc., dated October 5, 2009

Exhibit	Description
10.2+	Master Services Agreement by and between Genentech, Inc., F. Hoffmann-La Roche, Ltd. and SurModics, Inc., dated October 5, 2009

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	Confidential treatment requested as to portions of the exhibit. Confidential portions omitted and provided separately to the Securities and Exchange Commission.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 5, 2010	SurModics, Inc.
	By:	/s/ Philip D. Ankeny
Philip D. Ankeny
Senior Vice President and Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended December 31, 2009
SURMODICS, INC.

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837

3.2*	Restated Bylaws of SurModics, Inc., as amended November 30, 2009

10.1+	License and Development Agreement between Genentech, Inc., F. Hoffmann-La Roche, Ltd., and SurModics, Inc., dated October 5, 2009

10.2+	Master Services Agreement by and between Genentech, Inc., F. Hoffmann-La Roche, Ltd. and SurModics, Inc., dated October 5, 2009

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	Confidential treatment requested as to portions of the exhibit. Confidential portions omitted and provided separately to the Securities and Exchange Commission.

*	Filed herewith.