Form 10-Q
period 2010-03-31
SURMODICS INC
filed 2010-05-07
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of May 3, 2010 was 17,409,835.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Removed and Reserved	27
Item 5. Other Information	27
Item 6. Exhibits	28
SIGNATURES	29
EXHIBIT INDEX TO FORM 10-Q
Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SurModics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2010	2009
(In thousands, except share data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,174	$11,636
Short-term investments	8,170	8,932
Accounts receivable, net of allowance for doubtful accounts of $195 and $82 as of March 31, 2010 and September 30, 2009, respectively	12,805	11,320
Inventories	3,312	3,330
Deferred tax asset	721	353
Prepaids and other	2,514	1,443

Total current assets	38,696	37,014

Property and equipment, net	64,249	66,915
Long-term investments	32,467	27,300
Deferred tax asset	1,752	2,548
Intangible assets , net	16,644	17,458
Goodwill	21,820	21,070
Other assets, net	14,886	13,257

Total assets	$190,514	$185,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,004	$3,468
Accrued liabilities	2,219	2,563
Accrued income taxes payable	—	186
Deferred revenue	1,054	905
Other current liabilities	1,797	862

Total current liabilities	7,074	7,984
Deferred revenue, less current portion	4,047	623
Other long-term liabilities	4,811	4,583

Total liabilities	15,932	13,190

Commitments and contingencies
Stockholders’ Equity
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 17,416,335 and 17,471,472 shares issued and outstanding	871	874
Additional paid-in capital	67,341	66,005
Accumulated other comprehensive income	890	1,504
Retained earnings	105,480	103,989

Total stockholders’ equity	174,582	172,372

Total liabilities and stockholders’ equity	$190,514	$185,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
(In thousands, except per share data)	(unaudited)		(unaudited)
Revenue
Royalties and license fees	$7,779	$10,052	$16,977	$57,799
Product sales	5,269	4,776	9,817	8,632
Research and development	5,312	6,097	8,947	17,710

Total revenue	18,360	20,925	35,741	84,141

Operating costs and expenses
Product costs	2,475	1,838	4,432	3,353
Customer research and development	4,783	3,368	8,106	7,073
Other research and development	4,565	5,116	9,284	10,764
Selling, general and administrative	4,109	4,403	8,723	9,086
Purchased in-process research and development	—	—	—	3,200
Restructuring charges	1,306	—	1,306	1,798
Asset impairment charge	2,074	—	2,074	—

Total operating costs and expenses	19,312	14,725	33,925	35,274

(Loss) income from operations	(952)	6,200	1,816	48,867

Other income
Investment income	281	397	578	1,131
Other income (loss), net	3	20	3	(129)

Other income	284	417	581	1,002

(Loss) income before income taxes	(668)	6,617	2,397	49,869
Income tax benefit (provision)	241	(2,401)	(907)	(18,568)

Net (loss) income	$(427)	$4,216	$1,490	$31,301

Basic net (loss) income per share	$(0.02)	$0.24	$0.09	$1.79

Diluted net (loss) income per share	$(0.02)	$0.24	$0.09	$1.78
Weighted average shares outstanding
Basic	17,369	17,320	17,378	17,509
Dilutive effect of outstanding stock options and nonvested stock	—	29	23	45

Diluted	17,369	17,349	17,401	17,554
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	March 31,
	2010	2009
(In thousands)	(unaudited)
Operating Activities:
Net income	$1,490	$31,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,852	2,999
Loss (gain) on equity method investment and sales of investments	(3)	221
Amortization of premium on investments	68	69
Stock-based compensation	2,760	3,632
Purchased in-process research and development	—	3,200
Restructuring charges	1,306	1,798
Asset impairment charge	2,074	—
Deferred taxes	856	9,203
Tax benefits from exercise of stock options	(90)	273
Change in operating assets and liabilities:
Accounts receivable	(1,485)	1,721
Inventories	18	(454)
Accounts payable and accrued liabilities	(956)	(2,529)
Income taxes	(1,129)	1,427
Deferred revenue	3,573	(36,118)
Prepaids and other	19	119

Net cash provided by operating activities	12,353	16,862

Investing Activities:
Purchases of property and equipment	(5,614)	(11,269)
Purchases of available-for-sale investments	(10,696)	(12,280)
Sales/maturities of investments	6,172	16,373
Business acquisition	(750)	(4,040)
Other investing activities	(501)	(202)

Net cash used in investing activities	(11,389)	(11,418)

Financing Activities:
Tax benefit from exercise of stock options	90	(273)
Issuance of common stock	892	655
Repurchase of common stock	(2,032)	(14,998)
Purchase of common stock to pay employee taxes	(376)	(436)
Repayment of notes payable	—	(236)

Net cash used in financing activities	(1,426)	(15,288)

Net change in cash and cash equivalents	(462)	(9,844)
Cash and Cash equivalents
Beginning of period	11,636	15,376

End of period	$11,174	$5,532

Supplemental Information
Cash paid for income taxes	$1,180	$7,869
Noncash transaction — accrued contingent consideration or accrued earnout payments in connection with business acquisitions	$—	$4,530
Noncash transaction — acquisition of property, plant, and equipment on account	$195	$3,977
Noncash transaction — acquisition of intangible assets on account	$210	$631
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Period Ended March 31, 2010
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change is identified. The results of operations for the three-month and six-month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire 2010 fiscal year.
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
     In September 2008, following a strategic review of Merck & Co., Inc.’s (“Merck”) business and product development portfolio, Merck gave notice to SurModics of Merck’s intent to terminate a collaborative research and license agreement (“Merck Agreement”) and separate supply agreement entered into in June 2007. The termination was effective December 16, 2008. The Company recognized revenue of approximately $45 million in the first six months of fiscal 2009 principally from amounts that previously had been deferred and amortized under the then existing accounting treatment required for revenue arrangements with multiple deliverables and a $9 million milestone payment associated with the termination of the triamcinolone acetonide development program under the Merck Agreement. The fiscal 2009 six month revenue associated with the Merck Agreement is reflected in royalties and license fees ($37.6 million) and in research and development fees ($7.5 million).
     Subsequent events have been evaluated through the date the financial statements were issued.
(2) Key Accounting Policies and Recent Accounting Pronouncements
     Revenue recognition
     This revenue recognition section includes the Company’s historical policies as well as adoption of any applicable accounting guidance that has been issued during fiscal 2010.
     The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) shipment has occurred or delivery has occurred if the terms specify destination; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured. When there are additional performance requirements, revenue is recognized when all such requirements have been satisfied.
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
     Royalties and licenses fees. The Company licenses technology to third parties and collects royalties. Royalty revenue is generated when a customer sells products incorporating the Company’s licensed technologies. Royalty revenue is recognized as licensees report it to the Company, and payment is typically submitted concurrently with the report. This revenue recognition model is similar to usage fee accounting. Minimum royalty fees are recognized in the period earned, provided that collectability is reasonably assured. For stand-alone license agreements, up-front license fees are recognized over the term of the related licensing agreement.
     Milestone payments. Revenue related to a performance milestone is recognized based upon the achievement of the milestone, as defined in the respective agreements and provided the following conditions have been met:
•	The milestone payment is non-refundable;

•	The milestone involved a significant degree of risk, and was not reasonably assured at the inception of the arrangement;

•	Accomplishment of the milestone involved substantial past effort/performance;

•	The amount of the milestone payment is commensurate with the related effort and risk;

•	The milestone payment is reasonable in comparison to all of the deliverables and payment terms in the arrangement; and

•	A reasonable amount of time passed between the initial license payment and the first and subsequent milestone payments.
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
     Arrangements with multiple deliverables. Prior to October 1, 2009, arrangements such as license and development agreements were analyzed to determine whether the deliverables, which often include a license and performance obligations such as research and development, could be separated, or whether they must be accounted for as a single unit of accounting in accordance with accounting guidance. If the fair value of the undelivered performance obligations could be determined, such obligations would then be accounted for separately. If the license was considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations could not be determined, the arrangement would then be accounted for as a single unit of accounting, and the license payments and payments for performance obligations would be recognized as revenue over the estimated period of when the performance obligations are performed, or the economic life of the technology licensed to the customer. When the Company determined that an arrangement should be accounted for as a single unit of accounting, it recognized the related revenue on a time-based accounting model.
     The Company had one significant multiple element arrangement prior to October 1, 2009 that was accounted for as a single unit of accounting resulting in deferral and recognition of all related payments received for license and research and development activities using a time-based model. This arrangement was terminated during the first quarter of fiscal 2009 as described in Note 1 above.
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
     The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal 2010, on a prospective basis, for applicable transactions originating or materially modified after October 1, 2009. In connection with the adoption of the amended accounting standard the Company also changed its policy prospectively for multiple element arrangements, whereby the Company accounts for revenue using a multiple attribution model in which consideration allocated to research and development activities is recognized as performed, and milestone payments are recognized when the milestone events are achieved, when such activities and milestones are deemed substantive. Accordingly, in situations where a unit of accounting includes both a license and research and development activities, and when a license does not have stand alone value, the Company applies a multiple attribution model in which consideration allocated to the license is recognized ratably, consideration allocated to research and development activities is recognized as performed and milestone payments are recognized when the milestone events are achieved, when such activities and milestones are deemed substantive.
     The Company enters into license and development arrangements that may consist of multiple deliverables which could include a license(s) to SurModics technology, research and development activities, manufacturing services, and product sales based on the needs of its customers. For example, a customer may enter into an arrangement to obtain a license to SurModics intellectual property which may also include research and development activities, and supply of products manufactured by SurModics. For these services provided, SurModics could receive upfront license fees upon signing of an agreement and granting the license, fees for research and development activities as such activities are performed, milestone payments contingent upon advancement of the product through development and clinical stages to successful commercialization, fees for manufacturing services and supply of product, and royalty payments based on customer sales of product incorporating SurModics’ technology. The Company’s license and development arrangements generally do not have refund provisions if the customer cancels or terminates the agreement. Typically all payments made are non-refundable.
     The Company evaluates each deliverable in a multiple element arrangement for separability. The Company is then required to allocate revenue to each separate deliverable using a hierarchy of VSOE, TPE, or ESP. In certain instances, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements which may be a result of the Company infrequently selling each element separately. When VSOE cannot be established, the Company establishes a selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately.
     When the Company is unable to establish a selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. ESP is generally used for highly customized offerings.
     The Company determines ESP for undelivered elements by considering multiple factors including, but not limited to, market conditions, competitive landscape and past pricing arrangements with similar characteristics.
     Net sales as reported and pro forma net sales that would have been reported for the three-month and six-month periods ended March 31, 2010, if the transactions entered into or materially modified after September 30, 2009 were subject to the Company’s accounting policies under the previous accounting guidance, are shown in the following table (in thousands):

	Three months ended		Six months ended
	March 31, 2010		March 31, 2010
		Pro Forma		Pro Forma
		Basis as if the		Basis as if the
		Previous		Previous
		Accounting		Accounting
		Guidance		Guidance
	As	Were in	As	Were in
	Reported	Effect	Reported	Effect
Total multiple element arrangement revenue	$2,355	$114	$3,377	$170

     The impact to revenue for the three-month and six-month periods ended March 31, 2010 associated with adoption of the new accounting guidance was primarily related to research and development activities. The Company’s accounting policies under the previous accounting guidance would have resulted in partial recognition of the research and development revenue in the current periods with the remainder deferred and recognized over the economic life of the technology. Under the new accounting guidance, the Company is recognizing research and development revenue as the activities are performed. The Company notes that this new accounting guidance will result in current revenue recognition of research and development activities in the period the activities are performed with the revenue generated changing from period to period based on the stage of project development. The amount of revenue that is recognized could be material in any reporting period.
     In April 2010, the FASB issued updated authoritative accounting guidance which provides a consistent framework for applying the milestone method of revenue recognition in arrangements that include research or development deliverables. The amendments are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The Company is evaluating the guidance and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.
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

     In September 2006, the FASB issued authoritative accounting guidance associated with fair value measurements. This guidance defines fair value, establishes a consistent framework for measuring fair value, gives guidance regarding methods used for measuring fair value and expands disclosures about fair value measurements. These provisions were implemented in fiscal 2009. See Note 3 for additional information regarding fair value measurements. However, in February 2008, the FASB issued guidance that delayed the effective date from fiscal 2009 to fiscal 2010 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the authoritative guidance did not have a material impact on the Company’s consolidated financial statements.
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
     The Company’s Level 3 assets include other U.S. government agency securities and mortgage-backed securities. The fair market values of these investments were determined by broker pricing where not all significant inputs were observable.
     In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company did not significantly change its valuation techniques from prior periods.
     Transfers of assets from Level 2 to Level 3 classifications are made when there is a lack of observable market data resulting from a decrease in market activity for the affected securities.
     The Company’s policy is to recognize transfers in and out of Level 3 using the value at the beginning of the reporting period.

     Assets and Liabilities Measured at Fair Value on a Recurring Basis
     In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Total Fair
	Identical	Observable	Unobservable	Value as of
	Instruments	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2010
Assets:
Cash equivalents	$—	$8,092	$—	$8,092
Available for sale debt securities
US government obligations	—	19,233	924	20,157
Mortgage backed securities	—	6,356	145	6,501
Municipal bonds	—	5,153	—	5,153
Asset back securities	—	1,862	—	1,862
Corporate bonds	—	1,780	—	1,780
Other assets	2,714	—	—	2,714

Total assets measured at fair value	$2,714	$42,476	$1,069	$46,259

     Short-term and long-term investments disclosed in the condensed consolidated balance sheets include held-to-maturity investments totaling $5.2 million as of March 31, 2010. Held-to-maturity investments are carried at an amortized cost.
     Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
     The following tables provide a reconciliation of fiscal 2010 financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) based on accounting guidance that is applicable for periods ended March 31, 2010 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the three months ended March 31, 2010
	Available -for-Sale Debt Securities
	U.S. government obligations	Mortgage Backed	Total
Balance, December 31, 2009	$1,002	$75	$1,077
Transfers into Level 3	—	70	70
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	(6)	3	(3)
Purchases, issuances, sales and settlements, net	(72)	(3)	(75)

Balance, March 31, 2010	$924	$145	$1,069

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the six months ended March 31, 2010
	Available -for-Sale Debt Securities
	U.S. government obligations	Mortgage Backed	Total
Balance, September 30, 2009	$1,130	$73	$1,203
Transfers into Level 3	—	148	148
Transfers out of Level 3	(36)	(73)	(109)
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	(6)	3	(3)
Purchases, issuances, sales and settlements, net:	(164)	(6)	(170)

Balance, March 31, 2010	$924	$145	$1,069

     As of March 31, 2010, marketable securities measured at fair value using Level 3 inputs were comprised of $0.9 million of U.S. government agency securities and $0.1 million of mortgage-backed securities within the Company’s available-for-sale investment portfolio. These securities were measured using observable market data and Level 3 inputs as a result of the lack of market activity and liquidity. The fair value of these securities was based on the Company’s assessment of the underlying collateral and the creditworthiness of the particular issuer of the securities.
     The following tables provide a reconciliation of fiscal 2009 financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2009	2009
Balance, beginning of period	$838	$264
Total realized and unrealized gains:
Included in other comprehensive (loss) income	—	25
Purchases, issuances and settlements, net	(13)	536
Transfer in (out) of Level 3	(778)	(778)

Balance, end of period	$47	$47

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
(4) Investments
     Investments consist principally of U.S. government and government agency obligations and mortgage-backed securities and are classified as available-for-sale or held-to-maturity at March 31, 2010 and September 30, 2009. Available-for-sale investments are reported at fair value with unrealized gains and losses net of tax excluded from operations and reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income (loss). This adjustment results in a new cost basis for the investment. Investments which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. If there is an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity, the Company will write down the security to fair value, with a corresponding adjustment to other income (loss). Interest on debt securities, including amortization of premiums and accretion of discounts, is included in other income (loss). Realized gains and losses from the sales of debt securities, which are included in other income (loss), are determined using the specific identification method.

     The original cost, unrealized holding gains and losses, and fair value of available-for-sale investments as of March 31, 2010 and September 30, 2009 were as follows (in thousands):

	March 31, 2010
	Original Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government obligations	$19,921	$249	$(13)	$20,157
Mortgage-backed securities	6,421	155	(74)	6,502
Municipal bonds	4,983	171	(2)	5,152
Asset-backed securities	1,925	38	(101)	1,862
Corporate bonds	1,778	3	(1)	1,780
Total	$35,028	$616	$(191)	$35,453

	September 30, 2009
	Original Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government obligations	$10,837	$253	$—	$11,090
Mortgage-backed securities	7,938	177	(106)	8,009
Municipal bonds	7,210	232	—	7,442
Asset-backed securities	2,334	65	(143)	2,256
Corporate bonds	1,181	3	—	1,184
Total	$29,500	$730	$(249)	$29,981

     The original cost and fair value of investments by contractual maturity at March 31, 2010 were as follows (in thousands):

	Amortized
	Cost	Fair Value
Debt securities due within:
One year	$5,984	$6,022
One to five years	21,991	22,411
Five years or more	7,053	7,020
Total	$35,028	$35,453

     The following table summarizes sales of available-for-sale securities for the three-month and six-month periods ended March 31, 2010 (in thousands):

	Three Months
	Ended	Six Months Ended
	March 31,	March 31,
	2010	2010
Proceeds from sales	$2,202	$5,172
Gross realized gains	$3	$3
Gross realized losses	$—	$—
     At March 31, 2010, the amortized cost and fair market value of held-to-maturity debt securities was $5.2 million and $5.3 million, respectively. Investments in securities designated as held-to-maturity consist of tax-exempt municipal bonds and have maturity dates ranging between one and two years from March 31, 2010. At September 30, 2009, the amortized cost and fair market value of held-to-maturity debt securities were $6.3 million and $6.4 million, respectively. A held-to-maturity security with an amortized cost of $1.0 million matured in the six-month period ended March 31, 2010.
(5) Acquisitions
     PR Pharmaceuticals, Inc. On November 4, 2008, the Company’s SurModics Pharmaceuticals, Inc. subsidiary entered into an asset purchase agreement with PR Pharmaceuticals, Inc. (“PR Pharma”) whereby it acquired certain contracts and assets of PR Pharma for $5.6 million consisting of $2.9 million in cash on the closing date, additional consideration of $2.4 million upon successful achievement of specified milestones, and $0.3 million in transaction costs. $3.7 million of the total consideration was paid in the six-month period ended March 31, 2009. PR Pharma is eligible to receive up to an additional $3.6 million in cash upon the successful achievement of milestones for contract signing and invoicing, successful patent issuances and product development. Management believes this acquisition strengthens the Company’s portfolio of drug delivery technologies for the pharmaceutical and biotechnology industries. As part of the acquisition, the Company recognized fair value associated with in-process research and development

(IPR&D) of $3.2 million. The IPR&D was expensed on the date of acquisition and relates to polymer-based drug delivery systems. The value assigned to IPR&D is related to projects for which the related products have not achieved commercial feasibility and have no future alternative use. The amount of purchase price allocated to IPR&D was based on estimating the future cash flows of each project and discounting the net cash flows back to their present values. The discount rate used was determined at the time of acquisition in accordance with accepted valuation methods. These methodologies include consideration of the risk of the project not achieving commercial feasibility. The research efforts ranged from 5% to 50% complete at the date of acquisition. The Company used the Relief from Royalty valuation method to assess the fair value of the projects with a risk-adjusted discount rate of 25%. The Company determined the method was appropriate based on the nature of the projects and future cash flow streams. The research and development work performed is billed to customers, in most cases, using standard commercial billing rates, which include a reasonable markup. Accordingly, the Company has no fixed cost obligations to carry projects forward. There have been no significant changes to the development plans for the acquired incomplete projects. Significant net cash inflows would commence with the commercial launch of customer products that are covered by the intellectual property rights and related agreements acquired from PR Pharma.
(6) Inventories
     Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components (in thousands):

	March 31,	September 30,
	2010	2009
Raw materials	$1,386	$1,287
Finished products	1,926	2,043

Total	$3,312	$3,330

(7) Other Assets
     Other assets consist principally of strategic investments. The Company accounts for its strategic investments under the cost method. The Company accounts for its investment in OctoPlus N.V. common stock as an available-for-sale investment rather than a cost method investment following an initial public offering of OctoPlus N.V. common stock in October 2006. Available-for-sale investments are reported at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations, recorded in the other income (loss) section of the condensed consolidated statements of operations. The cost basis in the Company’s investment in OctoPlus N.V. was adjusted to $1.7 million in fiscal 2008 based on a significant decline in the stock price of OctoPlus N.V. that was determined to be an other-than-temporary impairment.
     The Company has made equity investments in Paragon Intellectual Properties, LLC (“Paragon”) and a Paragon subsidiary, Apollo Therapeutics, LLC (“Apollo”). In October 2008, Paragon announced that it had restructured, along with its subsidiaries, including Apollo, moving from a limited liability company with seven subsidiaries to a single C-corporation named Nexeon MedSystems, Inc. (“Nexeon”). The Company accounted for the investments in Paragon and Apollo under the equity method in the first quarter of fiscal 2009, as both entities reported results to us on a one-quarter lag. Commencing in the second quarter of fiscal 2009, the Company accounted for the investment in Nexeon under the cost method as the Company’s ownership level is less than 20%. The Company made an additional investment of $0.5 million in Nexeon in fiscal 2009.
     In August 2009, the Company invested $2.0 million in a medical technology company and made a follow-on investment of $0.5 million in March 2010. The Company’s investment is accounted for under the cost method, as the Company’s ownership interest is less than 20%. This investment is included in the category titled “Other” in the table below.
     In March 2010, the Company recorded a $2.1 million asset impairment charge associated with its facilities in Alabama as the Company works to consolidate its multiple facilities in Birmingham, Alabama into its newly opened cGMP manufacturing and development facility. The Company intends to sell a facility within the next twelve months. The remaining asset value, totaling $2.1 million, has been reclassified from property, plant and equipment to assets held for sale and is included in the category titled “Other” in the table below.

     Other assets consisted of the following components (in thousands):

	March 31,	September 30,
	2010	2009
Investment in OctoPlus N.V.	$2,713	$3,700
Investment in Nexeon MedSystems	5,651	5,651
Investment in ThermopeutiX	1,185	1,185
Investment in Novocell	559	559
Other	4,778	2,162

Other assets	$14,886	$13,257

     The Company recognized revenue of $0.1 million and $0.2 million for the three-month period ended March 31, 2010 and 2009, respectively, and recognized revenue of $0.2 million and $0.5 million for the six-month period ended March 31, 2010 and 2009, respectively, from activity with companies in which it had a strategic investment.
(8) Intangible Assets
     Intangible assets consist principally of acquired patents and technology, customer relationships, licenses, and trademarks. The Company recorded amortization expense of $0.4 million for the three-month periods ended March 31, 2010 and 2009, respectively. The Company recorded amortization expense of $0.8 million and $1.2 million for the six-month periods ended March 31, 2010 and 2009, respectively.
     Intangible assets consisted of the following (in thousands):

	Useful life	March 31,	September 30,
	(in years)	2010	2009
Customer list	9 — 11	$8,657	$8,657
Core technology	8 — 18	8,330	8,330
Patents and other	2 — 20	3,076	3,076
Trademarks		600	600
Less accumulated amortization of intangible assets		(4,019)	(3,205)

Intangible assets, net		$16,644	$17,458

     Based on the intangible assets in service as of March 31, 2010, estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

Remainder of 2010	$814
2011	1,604
2012	1,602
2013	1,602
2014	1,602
2015	1,591
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
     In the six months of fiscal 2010 a milestone was achieved associated with the July 2007 acquisition of SurModics Pharmaceuticals, Inc. and $0.8 million of additional purchase price was recorded as an increase to goodwill.

(10) Revolving Credit Facility
     In February 2009, the Company entered into a two-year $25.0 million unsecured revolving credit facility. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based upon the Company’s funded debt to EBITDA ratio. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of March 31, 2010, the Company had no debt outstanding under this credit facility and was in compliance with all covenants.
(11) Stock-based Compensation
     The Company has stock-based compensation plans under which it grants stock options and restricted stock awards. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period. The Company’s stock-based compensation expenses were allocated as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31, 2010
	2010	2009	2010	2009
Product costs	$31	$22	66	$46
Customer research and development	150	200	303	366
Other research and development	444	710	1,059	1,453
Selling, general and administrative	600	789	1,332	1,767

Total	$1,225	$1,721	$2,760	$3,632

     As of March 31, 2010, approximately $10.6 million of total unrecognized compensation costs related to non-vested awards could be recognized over the remaining weighted average period of approximately 2.2 years. The $10.6 million of total unrecognized compensation costs include $3.5 million associated with performance share awards that are currently not anticipated to be fully expensed because the performance conditions are not expected to be met.
Stock Option Plans
     The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair value of stock options granted during the three-month periods ended March 31, 2010 and 2009 was $6.44 and $7.12, respectively. The weighted average per share fair value of stock options granted during the six-month periods ended March 31, 2010 and 2009 was $6.91 and $8.41, respectively. The assumptions used as inputs in the model were as follows:

	Three months ended		Six months ended
	March 31,		March 31, 2010
	2010	2009	2010	2009
Risk-free interest rates	2.1%	1.7%	2.0%	2.2%
Expected life (years)	4.8	4.9	4.8	4.8
Expected volatility	41.4%	39.8%	41.4%	38.1%
Dividend yield	0%	0%	0%	0%
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
     The Company’s Incentive Stock Options (“ISO”) are granted at a price of at least 100% of the fair market value of the common stock of the Company on the date of the grant or 110% with respect to optionees who own more than 10% of the total combined voting power of all classes of stock. ISOs generally expire in seven years or upon termination of employment and generally are exercisable at a rate of 20% per year commencing one year after the date of grant. Nonqualified stock options are granted at fair market value on the date of grant. Nonqualified stock options generally expire in 7 to 10 years or upon termination of employment or service as a Board member. Nonqualified stock options granted prior to May 2008 generally become exercisable with respect to 20% of the shares on each of the first five anniversaries following the grant date such that the entire option is fully vested five years after date of grant, and nonqualified stock options granted subsequent to May 2008 generally become exercisable with respect to 25% on each of the first four anniversaries following the grant date such that the entire option is fully vested four years after the grant date.

     The total pre-tax intrinsic value of options exercised during the three-month periods ended March 31, 2010 and 2009 was $69,000 and $70,000, respectively. During the six-month periods ended March 31, 2010 and 2009, the total pre-tax intrinsic value of options exercised was $4,000 and $65,000, respectively. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period end.
Restricted Stock Awards
     The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance these shares are considered to be non-vested shares. The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. The stock-based compensation table above includes Restricted Stock expenses of $0.2 million, and $0.5 million during three-month and six-month periods ended March 31, 2010, respectively, and $0.5 million and $1.1 million for the three-month and six-month periods ended March 31, 2009, respectively.
Performance Share Awards
     The Company has entered into performance share agreements with certain key employees, covering the issuance of common stock (“Performance Shares”). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives, which must be achieved during the performance period. Compensation is recognized in each period based on management’s best estimate of the achievement level of the grants’ specified performance objectives and the resulting vesting amounts. The Company did not recognize an expense in the three-month period ended March 31, 2010 and recognized expense of $32,000 for the six-month period ended March 31, 2010 related to the Performance Shares granted. For the three-month and six-month periods ended March 31, 2009, the Company recognized expenses of $10,000 and reduced expenses by $29,000, respectively, associated with the Performance Shares granted. The stock-based compensation table above includes the Performance Shares expenses and expense reversal.
1999 Employee Stock Purchase Plan
     Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. The number of authorized shares was increased by 200,000 effective with shareholder approval at the February 8, 2010 Annual Meeting. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of March 31, 2010 and 2009, there were $0.1 million of employee contributions, respectively, included in accrued liabilities in the accompanying condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three-month periods ended March 31, 2010 and 2009 totaled $0.1 million in each period. Stock compensation expense for the six-month periods ended March 31, 2010 and 2009 totaled $0.1 million in each period. The stock-based compensation table above includes the Stock Purchase Plan expenses.
(12) Restructuring Charges
     In March 2010, the Company announced an organizational change designed to support future growth by better meeting customer needs, leveraging its multiple competencies across the organization, and building on its pharmaceutical industry experience. As a result of the reorganization, the Company eliminated 11 positions, or approximately 4% of the Company’s workforce. These employee terminations occurred across various functions and the reorganization plan was completed by the end of the second quarter of fiscal 2010. The Company also announced that it was vacating its leased sales office in Irvine, California and a leased warehouse in Birmingham, Alabama, as part of the reorganization plan. The leased space was vacated by March 31, 2010.
     The Company recorded total restructuring charges of approximately $1.3 million in connection with the fiscal 2010 reorganization. These pre-tax charges consisted of $0.8 million of severance pay and benefits expenses and $0.5 million of facility-related costs. The restructuring is expected to result in approximately $0.5 million to $1.0 million in annualized cost savings. Cash payments totaled $0.1 million as of March 31, 2010, resulting in a balance of $1.2 million.
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

     The Company recorded total restructuring charges of approximately $1.8 million in connection with the fiscal 2009 reorganization. These pre-tax charges consisted of $0.5 million of severance pay and benefits expenses and $1.3 million of facility-related costs. The restructuring was expected to result in approximately $2.2 million in annualized cost savings. Cash payments totaled $0.9 million as of March 31, 2010 resulting in a balance of $0.9 million.
     The charges above for fiscal 2010 have been presented separately as restructuring charges in the condensed consolidated statements of operations. The remaining balance is expected to be paid within the next 45 months. As such, the current portion totaling $1.8 million is recorded as a current liability within other accrued liabilities and the long-term portion totaling $0.3 million is recorded as a long-term liability within other long-term liabilities on the condensed consolidated balance sheets.
The following table summarizes the restructuring accrual activity for the first six months of fiscal 2010 (in thousands):

	Employee	Facility-
	severance and	related
	Benefits	costs	Total
Balance at September 30, 2009	$—	$955	$955
Accruals during the period	818	488	1,306
Cash payments	(89)	(74)	(163)

Balance at March 31, 2010	$729	$1,369	$2,098

(13) Asset impairment charge
     In the second quarter ended March 31, 2010, the Company recorded a $2.1 million asset impairment charge associated with its facilities in Alabama as the Company works to consolidate its multiple facilities in Birmingham, Alabama into its newly opened cGMP manufacturing and development facility. The Company intends to sell a facility within the next twelve months. Long-lived assets are measured at fair value on a non-recurring basis. Long-lived assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These circumstances include assets that are written down to fair value when they are held for sale or are determined to be impaired. The assets that are held for sale were written down to their fair value of $2.3 million, less selling costs of $0.2 million, and the net amount has been reclassified from property, plant and equipment and included within other assets on the condensed consolidated balance sheets.
(14) Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Net (loss) income	$(427)	$4,216	$1,490	$31,301
Other comprehensive (loss) income:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	(100)	79	(612)	613
Less reclassification adjustment for realized gains included in net income, net of tax	(2)	—	(2)	(201)

Other comprehensive (loss) income	(102)	79	(614)	412

Comprehensive (loss) income	$(529)	$4,295	$876	$31,713

(15) Income Taxes
     The Company recorded an income tax benefit of $0.2 million and an income tax provision of $2.4 million for the three-month periods ended March 31, 2010 and 2009, respectively, representing effective tax rates of 36.1% and 36.3%, respectively. The Company recorded income tax provisions of $0.9 million and $18.6 million for the six-month periods ended March 31, 2010 and 2009, respectively, representing effective tax rates of 37.8% and 37.2%, respectively. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate reflects state taxes and other permanent items.
     The October 2008 adoption of the Emergency Economic Stabilization Act of 2008 retroactively extended the term of the federal tax credit for research activities through calendar 2009. The tax credit for research activities for the six-month period ended

March 31, 2010 was $39,000, unchanged from the amount recognized in the three-month period ended December 31, 2009. During the six-month period ended March 31, 2009, the Company recognized a discrete benefit of approximately $120,000 related to the nine-month period ended September 30, 2008.
     The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of March 31, 2010 and September 30, 2009, respectively, are $2.1 million and $2.0 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next twelve months. Interest and penalties related to the unrecognized tax benefits are recorded in income tax expense.
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
(16) Operating Segments
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.
     In March 2010, the Company announced it changed its operational structure to better align functional expertise, which also resulted in the elimination of the Company’s business units. The Company evaluates revenue results and opportunities on the basis of the clinical market areas in which the Company’s customers participate as noted in the table below. The “Therapeutic” market includes revenue from: (1) Cardiovascular, which provides drug delivery and surface modification technologies to customers in the cardiovascular market; (2) Ophthalmology, which is focused on the advancement of treatments for eye diseases, such as age-related macular degeneration (AMD) and diabetic macular edema (DME), two of the leading causes of blindness; and (3) Other Markets, which is focused on a variety of clinical markets principally in the pharmaceutical and biotechnology industries. The “Diagnostic” market includes revenue from the Company’s microarray slide technologies, stabilization products, antigens and substrates for immunoassay diagnostics tests, and its in vitro diagnostic format technology.
     The Company has one reportable segment as its sales and marketing efforts and its expenses are managed on a company-wide basis. The table below presents revenue from the markets, with Therapeutic broken out further by focus area, for the three-month and six-month periods in fiscal 2010 and 2009, (in thousands):

	Three months ended		Six months ended
	March 31,		March 31, 2010
	2010	2009	2010	2009
Therapeutic
Cardiovascular	$9,244	$9,570	$19,958	$19,973
Ophthalmology	3,405	3,710	5,902	48,842
Other Markets	2,889	2,925	4,772	6,697

Total Therapeutic	15,538	16,205	30,632	75,152
Diagnostic	2,822	4,720	5,109	8,989

Total revenue	$18,360	$20,925	$35,741	$84,141

(17) Commitments and Contingencies
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
     SurModics Pharmaceuticals, Inc. In July 2007, the Company acquired 100% of the capital stock of Brookwood Pharmaceuticals Inc. (now known as SurModics Pharmaceuticals, Inc.) (“SurModics Pharmaceuticals”), a drug delivery company that provides proprietary polymer-based technologies to companies developing pharmaceutical products. The sellers of SurModics Pharmaceuticals are still eligible to receive up to $15.5 million in additional consideration based on successful achievement of specific milestones through calendar 2011.
     Alabama Jobs Commitment. In April 2008, the Company purchased a 286,000 square foot office and warehouse facility to support Current Good Manufacturing Practices manufacturing needs of customers and the anticipated growth of the SurModics Pharmaceuticals business. At the same time, SurModics Pharmaceuticals entered into an agreement with various governmental authorities to obtain financial incentives associated with creation of jobs in Alabama. Some of the governmental agencies have recapture rights in connection with the financial incentives if a specific number of full-time employees are not hired by June 2012, with an extension to June 2013 if circumstances or events occur that are beyond the control of SurModics Pharmaceuticals or could not have been reasonably anticipated by SurModics Pharmaceuticals. As of March 31, 2010, SurModics Pharmaceuticals has received $1.7 million in connection with the agreement, and the Company has recorded the payment in other long-term liabilities. If the additional jobs are created, the Company will recognize the $1.7 million as an offset to operating expenses in the period the contingency is resolved.
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
Overview
     SurModics is a leading provider of drug delivery and surface modification technologies to the healthcare industry. In March 2010 we announced a change in our operational structure to better align functional expertise, which resulted in the elimination of the Company’s business units. This new structure is designed to support future growth by better meeting customer needs, leveraging our multiple competencies across our organization, and building on our pharmaceutical industry experience.
     The organization change did not impact the Company’s continued market focus. The “Therapeutic” market includes revenue from: (1) Cardiovascular, which provides drug delivery and surface modification technologies to customers in the cardiovascular market; (2) Ophthalmology, which is focused on the advancement of treatments for eye diseases, such as age-related macular degeneration (AMD) and diabetic macular edema (DME), two of the leading causes of blindness; and (3) Other Markets, which is focused on a variety of clinical markets principally in the pharmaceutical and biotechnology industries. The “Diagnostic” market includes revenue from the Company’s microarray slide technologies, our stabilization products, antigens and substrates for immunoassay diagnostic tests, and our in vitro diagnostic format technology.
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

     For financial accounting and reporting purposes, we report our results in one reportable segment. We made this determination because we manage our sales and marketing efforts and our expenses on a company-wide basis. In addition, a significant percentage of our employees provide support services (including research and development) to a variety of customers; and technology and products are marketed to the same or similar customers.
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
     On October 5, 2009, we entered into a License and Development Agreement with F. Hoffmann-La Roche, Ltd. (“Roche”) and Genentech, Inc., a wholly owned member of the Roche Group (“Genentech”). Under the terms of the agreement, Roche and Genentech will have an exclusive license to develop and commercialize a sustained drug delivery formulation of Lucentis® (ranibizumab injection) utilizing SurModics’ proprietary biodegradable microparticles drug delivery system. We received an up-front licensing fee of $3.5 million and are eligible to receive potential payments of up to approximately $200 million in fees and milestone payments in the event of the successful development and commercialization of multiple products, as well as payment for development work done on these products. In addition, Roche and Genentech could request that SurModics provide manufacturing services. In the event a commercial product is developed, we will also receive royalties on sales of such product.
Critical Accounting Policies
     Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. See Note 2 to the condensed consolidated financial statements for disclosures related to key accounting policies and recently adopted accounting pronouncements.
     Our revenue recognition accounting policy regarding arrangements with multiple deliverables was changed effective October 1, 2009, as a direct effect of the early adoption of the new accounting guidance regarding multiple element arrangements. We have applied the new accounting guidance on a prospective basis for applicable transactions that originated or were materially modified after October 1, 2009.
     For a detailed description of our other critical accounting policies, see the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2009.
Results of Operations — Three Months Ended March 31

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2010	2009	(Decrease)	Change %
Revenue:
Therapeutic
Cardiovascular	$9,244	$9,570	$(326)	(3)%
Ophthalmology	3,405	3,710	(305)	(8)%
Other Markets	2,889	2,925	(36)	(1)%

Total Therapeutic	15,538	16,205	(667)	(4)%
Diagnostic	2,822	4,720	(1,898)	(40)%

Total revenue	$18,360	$20,925	$(2,565)	(12)%

     Revenue. Revenue during the second quarter of fiscal 2010 was $18.4 million, a decrease of $2.6 million or 12%, compared with the second quarter of fiscal 2009. The decreases in Therapeutic and Diagnostic revenue, as detailed in the table above, are further explained in the narrative below.
     Therapeutic. Revenue in Therapeutic was $15.5 million in the second quarter of fiscal 2010, a decrease of 4% compared with $16.2 million in the second quarter of fiscal 2009. The decrease in total revenue was driven by lower research and development (R&D) revenue as well as lower royalties and license fees. Therapeutic revenue is further characterized by the market-focused areas detailed above.
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
     Cardiovascular revenue decreased $0.3 million, or 3%, in the second quarter of fiscal 2010, compared with the second quarter of fiscal 2009 with the decrease principally from R&D revenue. Our royalty and license fee revenue declined slightly as our broad portfolio of royalty paying customers offset the decrease in royalty revenue from Cordis as a result of 24% lower Cordis CYPHER® stent sales.
     Ophthalmology revenue decreased $0.3 million, or 8%, in the second quarter of fiscal 2010, compared with the second quarter of fiscal 2009. The decrease principally reflects a milestone event that occurred in the second quarter of fiscal 2009. There were no such events in the second quarter of fiscal 2010.
     Other Markets revenue decreased 1% in the second quarter of fiscal 2010, compared with the second quarter of fiscal 2009. Lower R&D revenue and royalties and license fees were offset by higher product sales. Other Markets revenue is derived from more than 50 customers.
     Diagnostic. Revenue in Diagnostic was $2.8 million in the second quarter of fiscal 2010, a decrease of 40% compared with $4.7 million in the prior-year period. This decrease was attributable to lower royalties and license fees. In past quarters, Diagnostic derived a significant percentage of revenue from Abbott Laboratories. Our diagnostic format patent license agreement with Abbott Laboratories ceased following the expiration of licensed patents, which occurred in December 2008. Royalty payments are typically recognized on a quarter lag, thus there was royalty revenue in the second quarter of fiscal 2009. Product sales decreased 5% compared with fiscal 2009, principally reflecting lower microarray slide sales in the second quarter of fiscal 2010.
     Product costs. Product costs were $2.5 million in the second quarter of fiscal 2010, compared with $1.8 million in the prior-year period. The $0.7 million increase principally reflects higher product costs associated with reagent and antigen products, as well as the impact of overall product sales increases. Overall product margins averaged 53%, compared with 62% reported last year.
     Customer research and development expenses. Customer research and development (“Customer R&D”) expenses were $4.8 million, an increase of 42% compared with the first quarter of fiscal 2009. The increase principally reflects the impact of higher fixed overhead costs attributable to our Alabama research and development operations. The margins on R&D revenue were 10% in the second quarter of fiscal 2010 compared with 31% for the second quarter of fiscal 2009, after adjusting for final Merck payments. Expenses associated with our cGMP manufacturing facility were previously recorded in selling, general and administrative expenses prior to the facility being placed in service in December 2009.
     Other research and development expenses. Other research and development (“Other R&D”) expenses were $4.6 million for the second quarter of fiscal 2010, a decrease of 11% compared with the second quarter of fiscal 2009. The decrease principally reflects lower labor costs as a result of more employees dedicated to customer related activities, as well as a decrease in our overall R&D headcount.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $4.1 million for the three months ended March 31, 2010, which were $0.3 million, or 7% lower, compared with expenses of $4.4 million in the prior-year period. Lower incentive and stock-based compensation costs were the principal contributors to the decrease.
     Restructuring charges. In March 2010, we announced an organizational change designed to support future growth by better meeting customer needs, leveraging our multiple competencies across the organization, and building on our pharmaceutical industry experience. As a result of the reorganization, we eliminated 11 positions, or approximately 4% of our workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the second quarter of fiscal 2010. The Company also announced that it was vacating its leased sales office in Irvine, California and a leased warehouse in Birmingham, Alabama, as part of the reorganization plan. The leased space was vacated by March 31, 2010.
     The Company recorded total restructuring charges of $1.3 million in connection with the fiscal 2010 reorganization. These pre-tax charges consisted of $0.8 million of severance pay and benefits expenses and $0.5 million of facility-related costs. The restructuring is expected to result in approximately $0.5 million to $1.0 million in annualized cost savings.
     Asset impairment charge. In the second quarter ended March 31, 2010, we recorded a $2.1 million asset impairment charge associated with our facilities in Alabama as we work to consolidate our multiple facilities in Birmingham, Alabama into our newly opened cGMP manufacturing and development facility.
     Other income, net. Other income was $0.3 million in the second quarter of fiscal 2010, compared with $0.4 million in the second quarter of fiscal 2010. The decrease primarily reflects lower investment balances.
     Income tax expense. The Company recorded an income tax benefit of $0.2 million in the second quarter of fiscal 2010, compared with an income tax provision of $2.4 million in the prior-year period. The effective tax rate was 36.1%, compared with 36.3% in the prior-year period.
Results of Operations — Six Months Ended March 31

	Six Months Ended March 31,		Increase
(Dollars in thousands)	2010	2009	(Decrease)	Change %
Revenue:
Therapeutic
Cardiovascular	$19,958	$19,973	$(15)	—%
Ophthalmology	5,902	48,482	(42,580)	(88)%
Other Markets	4,772	6,697	(1,925)	(29)%

Total Therapeutic	30,632	75,152	(44,520)	(59)%
Diagnostic	5,109	8,989	(3,880)	(43)%

Total revenue	$35,741	$84,141	$(48,400)	(58)%

     Revenue. Revenue for the first six months of fiscal 2010 was $35.7 million, a decrease of $48.4 million or 58% compared with the first six months of fiscal 2009. The decreases in Therapeutic and Diagnostic revenue, as detailed in the table above, are further explained in the narrative below.
     Therapeutic. Revenue in Therapeutic was $30.6 million in the first six months of fiscal 2010, a decrease of 59% compared with $75.1 million in the first six months of fiscal 2009. The decrease in total revenue reflects the recognition of revenue of approximately $45 million associated with the terminated Merck collaborative research and license agreement, which was terminated effective in the first quarter of fiscal 2009. Excluding this significant event-specific item in fiscal 2009, revenue increased $0.5 million in the first six months of fiscal 2010 compared with the comparable prior period. Therapeutic revenue is further characterized by the market-focused areas detailed above.
     Cardiovascular revenue was comparable in the first six months of fiscal 2010 with the first six months of fiscal 2009. Increased royalties and license fees and product sales were offset by a decrease in R&D revenue. Our royalty revenue from Cordis decreased as a result of 21% lower Cordis CYPHER® stent sales.
     Ophthalmology revenue decreased $42.6 million, or 88%, in the first six months of fiscal 2010, compared with the first six months of fiscal 2009. The significant decrease relates to the recognition of previously deferred revenue associated with the terminated collaborative research and license agreement with Merck. In September 2008, following a strategic review of Merck’s business and product development portfolio, Merck gave notice that it was terminating the collaborative research and license agreement as well as the supply agreement entered into in June 2007. The termination became effective in December 2008. In the first six months of fiscal 2009, we recognized the revenue previously deferred totaling $34.8 million, and we received and recognized a $9 million milestone payment from Merck associated with the termination of the triamcinolone acetonide development program.
     Ophthalmology revenue, when excluding the Merck event-specific items in the first six months of fiscal 2009, increased by approximately $2.4 million, or 69%, principally as a result of higher R&D revenue.
     Other Markets revenue decreased $1.9 million, or 29%, in the first six months of fiscal 2010, compared with the first six months of fiscal 2009. Lower R&D revenue was the main contributor to the decrease. Select customers have delayed, slowed or canceled development projects as a result of various factors, including current economic conditions.
     Diagnostic. Revenue in Diagnostic was $5.1 million in the first six months of fiscal 2010, a decrease of 43% compared with $9.0 million in the prior-year period. This decrease was attributable to lower royalties and license fees. In past periods, Diagnostic derived a significant percentage of revenue from royalties generated under our diagnostic format patent license agreement with Abbott Laboratories. Our agreement with Abbott Laboratories ceased following the expiration of licensed patents, which occurred in December 2008. Product sales were at similar levels for both periods.
     Product costs. Product costs were $4.4 million in the first six months of fiscal 2010, compared with $3.4 million in the prior-year period. The $1.0 million increase in product costs principally reflects higher product sales. Overall product margins averaged 55%, compared with 61% reported in the first six months of fiscal 2009. The decrease in product margins reflects a shift in the mix of products sold and some modest cost increases related to our reagents and antigen products.
     Customer research and development expenses. Customer R&D expenses were $8.1 million, an increase of 15% compared with the first six months of fiscal 2009. The increase principally reflects the impact of higher R&D revenue, adjusted for Merck event-specific items. Customer R&D margins were 9%, compared with 60% in the first six months of fiscal 2009. The margin was 31% for the first six months of fiscal 2009, after adjusting for Merck event-specific items. The margin decrease in the first six months of fiscal 2010 reflects increased fixed overhead costs attributable to our Alabama research and development operations.
     Other research and development expenses. Other R&D expenses were $9.3 million for the first six months of fiscal 2010, a decrease of 14% compared with the first six months of fiscal 2009. The decrease principally reflects lower labor costs as a result of more employees dedicated to customer related activities, a decrease in our overall R&D headcount and lower overhead costs being allocated to Other R&D.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $8.7 million for the six months ended March 31, 2010, which was a 4% decrease compared to expenses of $9.1 million in the prior-year period. Lower incentive and stock-based compensation costs were offset by higher facility expenses.
     Purchased in-process research and development. In November 2008, we acquired certain assets comprised of intellectual property and collaborative programs from PR Pharmaceuticals, Inc. The fair value of $3.2 million associated with the in-process research and development intangible asset was determined by management and recognized as an expense in the six months ended March 31, 2009.
     Restructuring charges. In March 2010, we announced an organizational change designed to support future growth by better meeting customer needs, leveraging our multiple competencies across the organization, and building on our pharmaceutical industry experience.
     SurModics recorded total restructuring charges of approximately $1.3 million in connection with the fiscal 2010 reorganization. These pre-tax charges consisted of $0.8 million of severance pay and benefits expenses and $0.5 million of facility-related costs.
     In November 2008, we announced a functional reorganization to better serve our customers and improve our operating performance and recorded total restructuring charges of approximately $1.8 million in connection with the 2009 reorganization. These pre-tax charges consisted of $0.5 million of severance pay and benefits expenses and $1.3 million of facility-related costs.
     Asset impairment charge. In the six months ended March 31, 2010, we recorded a $2.1 million asset impairment charge associated with our facilities in Alabama as we work to consolidate our multiple facilities.
     Other income, net. Other income was $0.6 million in the first six months of fiscal 2010, compared with $1.0 million in the first six months of fiscal 2010. Income from investments was $0.6 million, compared with $1.1 million in the prior-year period. The decrease primarily reflects lower investment balances. In the six months of fiscal 2009, our pro rata net loss on our equity method investments was partially offset by $0.3 million of gains from our investment portfolio.
     Income tax expense. The income tax provision was $0.9 million in the first six months of fiscal 2010, compared with $18.6 million in the prior-year period. The effective tax rate was 37.8%, compared with 37.2% in the prior-year period. The increase over the federal statutory rate of 35% is primarily related to incentive stock options and state taxes.
Liquidity and Capital Resources
     As of March 31, 2010, the Company had working capital of $33.7 million, of which $19.3 million consisted of cash, cash equivalents and short-term investments. Working capital increased $4.7 million from September 30, 2009, driven principally by higher accounts receivable and prepaid balances and lower accounts payable balances. Our cash, cash equivalents and short-term and long-term investments totaled $51.8 million at March 31, 2010, an increase of $3.9 million from $47.9 million at September 30, 2009. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company’s policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity, while meeting or exceeding a benchmark (Merrill Lynch 1-3 Year Government-Corporate Index) total rate of return. Management plans to continue to direct its investment advisors to manage the Company’s investments primarily for the safety of principal for the foreseeable future, as it assesses other investment opportunities and uses of its investments.
     We had cash flows from operating activities of approximately $12.4 million in the first six months of fiscal 2010, compared with $16.9 million in the first six months of fiscal 2009. The decrease compared with prior-year results primarily reflects receipt of a $9 million contract termination payment from Merck in fiscal 2009, while in fiscal 2010 we received a $3.5 million upfront license fee from Genentech.
     In November 2007, our Board of Directors authorized the repurchase of $35.0 million of the Company’s common stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date. During the six months ended March 31, 2010, the Company repurchased 102,533 shares for $2.0 million at an average price of $19.81 per share, leaving $5.3 million remaining available for future share repurchases under the repurchase program.
     As of March 31, 2010, we had no debt under our $25 million unsecured revolving credit facility. As of March 31, 2010, the Company was in compliance with all covenants.
     We do not have any other credit agreements and believe that our existing cash, cash equivalents and investments, together with cash flow from operations, will provide liquidity sufficient to meet the below stated needs and fund our operations for the next twelve months. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact the Company’s ability to access capital in a timely manner and on attractive terms, if at all. Our anticipated liquidity needs for the remainder of fiscal 2010 include, but are not limited to, the following: capital expenditures related to the Alabama cGMP facility in the range of $4.5 million to $5.5 million; general capital expenditures in the range of $3 million to $4 million; contingent consideration payments, if any, related to our acquisitions of SurModics Pharmaceuticals, BioFX Laboratories, Inc., as well as the purchase of certain assets from PR Pharmaceuticals, Inc.; and any amounts associated with the repurchase of common stock under the authorization discussed above.
Off-Balance Sheet Arrangements
     As of March 31, 2010, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.
Forward-Looking Statements
     Certain statements contained in this report, or in other reports of the Company and other written and oral statements made from time to time by the Company, do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. The Company’s forward-looking statements generally relate to its growth strategy, financial prospects, product development programs, sales efforts, revenue expectations and the impact of the Cordis and Genentech agreements, as well as other significant customer agreements, and capital and liquidity expectations and needs. You should carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement.
     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others:
•	the Company’s reliance on a small number of significant customers, which causes our financial results and stock price to be subject to factors affecting those significant customers and their products, the timing of market introduction of their or competing products, product safety or efficacy concerns and intellectual property litigation, the outcome of which could adversely affect the royalty revenue we derive based on the sales of licensed products;

•	general economic conditions which are beyond our control, including the impact of recession, business investment and changes in consumer confidence;

•	frequent intellectual property litigation in the medical device and pharmaceutical industries that may directly or indirectly adversely affect our customers’ ability to market their products incorporating our technologies;

•	our ability to protect our own intellectual property;

•	healthcare reform efforts, including reduced reimbursement rates and new taxes on medical devices and pharmaceutical products that may adversely affect our customers’ ability to cost-effectively market and sell devices incorporating our technologies or affect the prices they receive for such products thereby affecting the Company’s revenue;

•	the Company’s ability to attract new licensees and to enter into agreements for additional product applications with existing licensees, the willingness of potential licensees to sign license agreements under the terms offered by the Company, changes in the development and marketing priorities of our licensees and development partners and the Company’s ability to maintain satisfactory relationships with its licensees;

•	the Company’s ability to increase the number of market segments and applications that use its technologies through its sales and marketing and research and development efforts;

•	the decrease in available financing for the Company’s customers and for new ventures which could potentially become customers can reduce the Company’s potential opportunities;

•	market acceptance of products sold by customers incorporating our technologies and the timing of new product introductions by licensees;

•	market acceptance of products sold by customers’ competitors and the timing and pricing of new product introductions by customers’ competitors;

•	the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances or approvals, which may result in lost market opportunities or postpone or preclude product commercialization by licensees;

•	efficacy or safety concerns with respect to products marketed by us and our licensees, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales;

•	the ability to secure raw materials for reagents the Company sells;

•	the Company’s ability to successfully manage clinical trials and related foreign and domestic regulatory processes for the I-vation™ intravitreal implant or other products under development by the Company, whether delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances or approvals postpone or preclude product commercialization of the intravitreal implant or other products, and whether the intravitreal implant and any other products remain viable commercial prospects;

•	product liability claims against which we are not indemnified or that are not covered by insurance;

•	the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors;

•	the trend of consolidation in the medical device and pharmaceutical industries, resulting in more significant, complex and long term contracts than in the past and potentially greater pricing pressures;

•	the Company’s ability to identify suitable businesses to acquire or with whom to form strategic relationships to expand its technology development and commercialization, its ability to successfully integrate the operations of companies it may acquire from time to time and its ability to create synergies from acquisitions and other strategic relationships;

•	the Company’s ability to successfully internally perform certain product development activities and governmental and regulatory compliance activities which the Company has not previously undertaken in any significant manner;

•	acts of God or terrorism which impact the Company’s personnel or facilities; and

•	other factors described below in “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K, which you are encouraged to read carefully.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s investment policy requires the Company to invest in high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $0.7 million decrease in the fair value of the Company’s available-for-sale and held-to-maturity securities as of March 31, 2010, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Equity Securities
     The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2010, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

			(c)	(d)
			Total Number	Dollar
			of Shares	Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)

1/01/10 — 1/31/10	32,141	$19.88	31,558	$6,706,269
2/01/10 — 2/28/10	70,975	$19.78	70,975	$5,302,113
3/01/10 — 3/31/10	6,773	$20.76	0	$5,302,113

Total	109,889	$19.87	102,533	$5,302,113

(1)	The purchases in this column included shares repurchased as part of our publicly announced program and in addition include 7,356 shares repurchased by the Company to satisfy tax withholding obligations in connection with so-called “stock swap exercises” related to the vesting of restricted stock awards or to satisfy payment associated with exercise of non-qualified stock options.

(2)	On November 15, 2007, our Board of Directors announced the authorization of the repurchase of $35 million of outstanding common stock. As of March 31, 2010, we have repurchased a cumulative 1,024,181 shares at an average price of $29.00 per share. Under the current authorization the Company has $5.3 million available for authorized share repurchases as of March 31, 2010. The repurchase authorization does not have an expiration date.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Removed and Reserved.
Item 5. Other Information.
     Submission of matters to a vote of security holders
     Set forth below is information concerning matters submitted to a vote of the Company’s security holders at the recent annual meeting of shareholders during the period covered by this Report on Form 10-Q:
(a)	The Company held its Annual Meeting of Shareholders on February 8, 2010.

(b)	Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934. The shareholders voted on five matters: (i) to elect Class II directors; (ii) to set the number of directors at nine (9); (iii) to ratify the appointment of Deloitte & Touche LLP as SurModics’ independent registered public accounting firm for fiscal year 2010; (iv) to approve the SurModics, Inc. 2009 Equity Incentive Plan; and (v) to approve certain amendments to the SurModics, Inc. 1999 Employee Stock Purchase Plan. The shareholders approved all matters by the following votes:

		Votes
	Votes For	Withheld
(i) Elect Class II directors (elected by plurality voting)
John W. Benson	8,370,695	3,216,518
Mary K. Brainerd	5,608,782	5,978,431
Gerald B. Fischer	8,402,661	3,184,552

		Votes	Votes	Broker
	Votes For	Against	Abstained	Non-Votes
(ii) Set the number of directors at nine (9)	14,645,656	62,727	21,162	—
(iii) Ratify the appointment of Deloitte & Touche LLP as SurModics’ independent registered public accounting firm for fiscal year 2010

	Votes	Votes	Broker
Votes For	Against	Abstained	Non-Votes
14,537,500	182,256	9,790	—
(iv) Approve the SurModics, Inc. 2009 Equity Incentive Plan

	Votes	Votes	Broker
Votes For	Against	Abstained	Non-Votes
10,798,074	761,081	28,058	3,142,333
(v) Approve certain amendments to the SurModics, Inc. 1999 Employee Stock Purchase Plan

	Votes	Votes	Broker
Votes For	Against	Abstained	Non-Votes
11,376,233	159,838	51,142	3,142,333
     Asset impairment charge
     In second quarter ended March 31, 2010, the Company recorded a $2.1 million asset impairment charge associated with its facilities in Alabama as the Company works to consolidate its multiple facilities in Birmingham, Alabama into the Company’s newly opened cGMP manufacturing and development facility.
Item 6. Exhibits.

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837.
3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 – incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.
10.1*	SurModics, Inc. 2009 Equity Incentive Plan.
10.2*	SurModics, Inc. 1999 Employee Stock Purchase Plan (as amended and restated November 30, 2009).
10.3	SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference from Appendix A to SurModics’ Definitive Proxy Statement filed with the SEC on December 18, 2009.
10.4	Form of Incentive Stock Option Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.2 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.
10.5	Form of Non-Statutory Stock Option Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.3 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.
10.6	Form of Performance Share Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.4 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.
10.7	Form of Restricted Stock Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.5 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2010	SurModics, Inc.
	By:	/s/ Philip D. Ankeny
Philip D. Ankeny
Senior Vice President and Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended March 31, 2010
SURMODICS, INC.

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837.
3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 – incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.
10.1*	SurModics, Inc. 2009 Equity Incentive Plan.
10.2*	SurModics, Inc. 1999 Employee Stock Purchase Plan (as amended and restated November 30, 2009).
10.3	SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference from Appendix A to SurModics’ Definitive Proxy Statement filed with the SEC on December 18, 2009.
10.4	Form of Incentive Stock Option Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.2 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.
10.5	Form of Non-Statutory Stock Option Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.3 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.
10.6	Form of Performance Share Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.4 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.
10.7	Form of Restricted Stock Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.5 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith.