Form 10-Q
period 2010-06-30
SURMODICS INC
filed 2010-08-06
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of August 2, 2010 was 17,409,044.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SurModics, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2010	2009
(In thousands, except share data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,617	$11,636
Short-term investments	13,101	8,932
Accounts receivable, net of allowance for doubtful accounts of $442 and $82 as of June 30, 2010 and September 30, 2009, respectively	10,752	11,320
Inventories	3,506	3,330
Deferred tax asset	722	353
Prepaids and other	4,139	1,443

Total current assets	40,837	37,014

Property and equipment, net	66,964	66,915
Long-term investments	33,033	27,300
Deferred tax asset	1,876	2,548
Intangible assets , net	16,238	17,458
Goodwill	21,820	21,070
Other assets, net	10,093	13,257

Total assets	$190,861	$185,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,543	$3,468
Accrued liabilities	2,601	2,563
Accrued income taxes payable	—	186
Deferred revenue	744	905
Other current liabilities	1,018	862

Total current liabilities	7,906	7,984
Deferred revenue, less current portion	3,665	623
Other long-term liabilities	4,665	4,583

Total liabilities	16,236	13,190

Commitments and contingencies
Stockholders’ Equity
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 17,415,313 and 17,471,472 shares issued and outstanding	871	874
Additional paid-in capital	68,738	66,005
Accumulated other comprehensive income	452	1,504
Retained earnings	104,564	103,989

Total stockholders’ equity	174,625	172,372

Total liabilities and stockholders’ equity	$190,861	$185,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
(In thousands, except per share data)	(unaudited)		(unaudited)
Revenue
Royalties and license fees	$9,356	$8,200	$26,333	$65,999
Product sales	5,769	5,130	15,586	13,762
Research and development	3,483	4,856	12,430	22,566

Total revenue	18,608	18,186	54,349	102,327

Operating costs and expenses
Product costs	2,388	1,988	6,820	5,341
Customer research and development	4,642	3,184	12,748	10,257
Other research and development	4,223	4,443	13,507	15,207
Selling, general and administrative	4,944	3,910	13,667	12,996
Purchased in-process research and development	—	—	—	3,200
Restructuring charges	—	—	1,306	1,798
Asset impairment charges	191	—	2,265	—

Total operating costs and expenses	16,388	13,525	50,313	48,799

Income from operations	2,220	4,661	4,036	53,528

Other (loss) income
Investment income	241	384	819	1,515
Impairment loss on investments	(2,577)	—	(2,577)	—
Other income, net	298	410	301	281

Other (loss) income	(2,038)	794	(1,457)	1,796

Income before income taxes	182	5,455	2,579	55,324
Income tax provision	(1,098)	(1,916)	(2,005)	(20,484)

Net (loss) income	$(916)	$3,539	$574	$34,840

Basic net (loss) income per share	$(0.05)	$0.20	$0.03	$2.00

Diluted net (loss) income per share	$(0.05)	$0.20	$0.03	$1.99
Weighted average shares outstanding
Basic	17,360	17,356	17,373	17,458
Dilutive effect of outstanding stock options and non-vested stock	—	23	12	34

Diluted	17,360	17,379	17,385	17,492
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	June,
	2010	2009
(In thousands)	(unaudited)
Operating Activities:
Net income	$574	$34,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,950	4,352
Gain on equity method investment and sales of investments	(300)	(200)
Amortization of premium on investments	101	104
Stock-based compensation	4,192	4,988
Purchased in-process research and development	—	3,200
Restructuring charges	1,306	1,798
Deferred taxes	990	8,616
Asset impairment charges	2,265	—
Impairment loss on investments	2,577	—
Tax benefits from exercise of stock options	(72)	241
Other	3	(250)
Change in operating assets and liabilities:
Accounts receivable	568	2,675
Inventories	(176)	(458)
Accounts payable and accrued liabilities	(775)	(3,261)
Income taxes	(2,796)	3,302
Deferred revenue	2,881	(35,816)
Prepaids and other	(575)	638

Net cash provided by operating activities	16,713	24,769

Investing Activities:
Purchases of property and equipment	(7,196)	(21,660)
Purchases of available-for-sale investments	(32,834)	(28,465)
Sales/maturities of investments	23,009	40,407
Business acquisition	(750)	(8,585)
Purchase of licenses and patents	—	(631)
Other investing activities	(500)	(189)

Net cash used in investing activities	(18,271)	(19,123)

Financing Activities:
Tax benefits from exercise of stock options	72	(241)
Issuance of common stock	892	655
Repurchase of common stock	(2,032)	(14,998)
Purchase of common stock to pay employee taxes	(393)	(458)
Repayment of notes payable	—	(236)

Net cash used in financing activities	(1,461)	(15,278)

Net change in cash and cash equivalents	(3,019)	(9,632)
Cash and Cash equivalents
Beginning of period	11,636	15,376

End of period	$8,617	$5,744

Supplemental Information:
Cash paid for income taxes	$3,811	$8,764
Noncash transaction — acquisition of property, plant, and equipment on account	$1,096	$2,467
Noncash transaction — acquisition of intangible assets on account	$210	$210
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Period Ended June 30, 2010
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change is identified. The results of operations for the three-month and nine-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire 2010 fiscal year.
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
     In September 2008, following a strategic review of Merck & Co., Inc.’s (“Merck”) business and product development portfolio, Merck gave notice to SurModics of Merck’s intent to terminate a collaborative research and license agreement (“Merck Agreement”) and separate supply agreement entered into in June 2007. The termination was effective December 16, 2008. The Company recognized revenue of approximately $45 million in the first nine months of fiscal 2009 principally from amounts that previously had been deferred and amortized under the then-existing accounting treatment required for revenue arrangements with multiple deliverables and a $9 million milestone payment associated with the termination of the triamcinolone acetonide development program under the Merck Agreement. The fiscal 2009 nine month revenue associated with the Merck Agreement is reflected in royalties and license fees ($37.6 million) and in research and development fees ($7.5 million).
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
     Royalties and licenses fees. The Company licenses technology to third parties and collects royalties. Royalty revenue is generated when a customer sells products incorporating the Company’s licensed technologies. Royalty revenue is recognized as licensees report it to the Company, and payment is typically submitted concurrently with the report. This revenue recognition model is similar to usage fee accounting. Minimum royalty fees are recognized in the period earned, provided that collectability is reasonably assured. For stand-alone license agreements, up-front license fees are recognized over economic life of the technology.

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
     If these conditions have not been met, the milestone payment is deferred and recognized over the economic life of the technology.
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
     Research and development. The Company performs third party research and development activities, which are typically provided on a time and materials basis. Generally, revenue for research and development is recorded as performance progresses under the applicable agreement.
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
     The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal 2010, on a prospective basis, for applicable transactions originating or materially modified after October 1, 2009. In connection with the adoption of the amended accounting standard the Company also changed its policy prospectively for multiple element arrangements, whereby the Company accounts for revenue using a multiple attribution model in which consideration allocated to research and development activities is recognized as performed, and milestone payments are recognized when the milestone events are achieved, when such activities and milestones are deemed substantive. Accordingly, in situations where a unit of accounting includes both a license and research and development activities, and when a license does not have stand-alone value, the Company applies a multiple attribution model in which consideration allocated to the license is recognized ratably, consideration allocated to research and development activities is recognized as performed and milestone payments are recognized when the milestone events are achieved, when such activities and milestones are deemed substantive.

     The Company enters into license and development arrangements that may consist of multiple deliverables which could include a license(s) to SurModics technology, research and development activities, manufacturing services, and product sales based on the needs of its customers. For example, a customer may enter into an arrangement to obtain a license to SurModics’ intellectual property which may also include research and development activities, and supply of products manufactured by SurModics. For these services provided, SurModics could receive upfront license fees upon signing of an agreement and granting the license, fees for research and development activities as such activities are performed, milestone payments contingent upon advancement of the product through development and clinical stages to successful commercialization, fees for manufacturing services and supply of product, and royalty payments based on customer sales of product incorporating SurModics’ technology. The Company’s license and development arrangements generally do not have refund provisions if the customer cancels or terminates the agreement. Typically all payments made are non-refundable.
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
     Net sales as reported and pro forma net sales that would have been reported for the three-month and nine-month periods ended June 30, 2010, if the transactions entered into or materially modified after September 30, 2009 were subject to the Company’s accounting policies under the previous accounting guidance, are shown in the following table (in thousands):

	Three months ended		Nine months ended
	June 30, 2010		June 30, 2010
		Pro Forma Basis as if		Pro Forma Basis as
		the Previous		if the Previous
		Accounting Guidance		Accounting Guidance
	As Reported	Were in Effect	As Reported	Were in Effect
Total multiple element arrangement revenue	$534	$104	$3,939	$274

     The impact to revenue for the three-month and nine-month periods ended June 30, 2010 associated with adoption of the new accounting guidance was primarily related to research and development activities. The Company’s accounting policies under the previous accounting guidance would have resulted in partial recognition of the research and development revenue in the current periods with the remainder deferred and recognized over the economic life of the technology. Under the new accounting guidance, the Company is recognizing research and development revenue as the activities are performed. The Company notes that this new accounting guidance will result in current revenue recognition of research and development activities in the period the activities are performed with the revenue generated changing from period to period based on the stage of project development. The amount of revenue that is recognized could be material in any reporting period.
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
Level 1 – Quoted (unadjusted) prices in active markets for identical assets or liabilities.
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
     The Company’s Level 3 assets include other U.S. government agency securities corporate, securities and mortgage-backed securities. The fair market values of these investments were determined by broker pricing where not all significant inputs were observable.

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
     Assets and Liabilities Measured at Fair Value on a Recurring Basis
     In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Total Fair
	Identical	Observable	Unobservable	Value as of
	Instruments	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2010
Assets:
Cash equivalents	$—	$7,193	$—	$7,193
Available for sale debt securities
US government obligations	—	22,138	788	22,926
Mortgage backed securities	—	5,551	143	5,694
Municipal bonds	—	3,276	—	3,276
Asset back securities	—	1,125	—	1,125
Corporate bonds	—	7,962	—	7,962
Other assets	2,082	—	—	2,082

Total assets measured at fair value	$2,082	$47,245	$931	$50,258

     Short-term and long-term investments disclosed in the condensed consolidated balance sheets include held-to-maturity investments totaling $5.2 million as of June 30, 2010. Held-to-maturity investments are carried at an amortized cost.
     Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
     The following tables provide a reconciliation of fiscal 2010 financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) based on accounting guidance that is applicable for periods ended June 30, 2010 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the three months ended June 30, 2010
	Available -for-Sale Debt Securities
	U.S. government obligations	Mortgage Backed	Total
Balance, March 31, 2010	$924	$145	$1,069
Transfers into Level 3	—	—	—
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	(33)	1	(32)
Purchases, issuances, sales and settlements, net	(103)	(3)	(106)

Balance, June 30, 2010	$788	$143	$931

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the nine months ended June 30, 2010
	Available -for-Sale Debt Securities
	U.S. government obligations	Mortgage Backed	Total
Balance, September 30, 2009	$1,130	$73	$1,203
Transfers into Level 3	—	147	147
Transfers out of Level 3	(36)	(73)	(109)
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	(39)	4	(35)
Purchases, issuances, sales and settlements, net:	(267)	(8)	(275)

Balance, June 30, 2010	$788	$143	$931

     As of June 30, 2010, marketable securities measured at fair value using Level 3 inputs were comprised of $0.8 million of U.S. government agency securities and $0.1 million of mortgage-backed securities within the Company’s available-for-sale investment portfolio. These securities were measured using observable market data and Level 3 inputs as a result of the lack of market activity and liquidity. The fair value of these securities was based on the Company’s assessment of the underlying collateral and the creditworthiness of the particular issuer of the securities.
     The following tables provide a reconciliation of fiscal 2009 financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) based on accounting guidance that is applicable for periods ended June 30, 2009 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the three months ended June 30, 2009
	Available -for-Sale Debt Securities
	U.S. government
	obligations	Mortgage Backed	Total
Balance, March 31, 2009	$47	$—	$47
Transfers into Level 3	400	79	479
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	(6)	—	(6)
Purchases, issuances, sales and settlements, net	(80)	(1)	(81)

Balance, June 30, 2009	$361	$78	$439

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the nine months ended June 30, 2009
	Available -for-Sale Debt Securities
	U.S. government
	obligations	Corporate	Mortgage Backed	Total
Balance, September 30, 2008	$74	$190	$—	$264
Transfers into Level 3	400	—	79	479
Transfers out of Level 3	(581)	(199)	—	(780)
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	10	9	—	19
Purchases, issuances, sales and settlements, net:	458	—	(1)	457

Balance, June 30, 2009	$361	$—	$78	$439

     Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
     The Company’s investments in non-marketable securities of private companies are accounted for using the cost method as the Company does not exert significant influence over the investees operating or financial activities. These investments as well as held-to-maturity securities are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other-than-temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or the Company’s participation in such financings. The Company also assesses the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment and are Level 3 inputs. The Company wrote down two investments totaling $2.6 million in the three-month period ended June 30, 2010, as the investments were deemed to be other-than-temporarily impaired. A pending round of financing at a substantially lower valuation at one of the private companies resulted in impairment loss of $2.4 million. The second company sold off assets in light of current market conditions and this action resulted in impairment loss of $0.2 million. See Note 7 for additional information.
(4) Investments
     Investments consist principally of U.S. government and government agency obligations and mortgage-backed securities and are classified as available-for-sale or held-to-maturity at June 30, 2010 and September 30, 2009. Available-for-sale investments are reported at fair value with unrealized gains and losses net of tax excluded from operations and reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other (loss) income. This adjustment results in a new cost basis for the investment. Investments which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. If there is an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity, the Company will write down the security to fair value, with a corresponding adjustment to other (loss) income. Interest on debt securities, including amortization of premiums and accretion of discounts, is included in other (loss) income . Realized gains and losses from the sales of debt securities, which are included in other (loss) income, are determined using the specific identification method.
     The original cost, unrealized holding gains and losses, and fair value of available-for-sale investments as of June 30, 2010 and September 30, 2009 were as follows (in thousands):

	June 30, 2010
	Original Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government obligations	$22,690	$275	$(39)	$22,926
Mortgage-backed securities	5,603	153	(62)	5,694
Municipal bonds	3,198	78	—	3,276
Asset-backed securities	1,182	8	(65)	1,125
Corporate bonds	7,952	10	—	7,962

Total	$40,625	$524	$(166)	$40,983

	September 30, 2009
	Original Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government obligations	$10,837	$253	$—	$11,090
Mortgage-backed securities	7,938	177	(106)	8,009
Municipal bonds	7,210	232	—	7,442
Asset-backed securities	2,334	65	(143)	2,256
Corporate bonds	1,181	3	—	1,184

Total	$29,500	$730	$(249)	$29,981

     The original cost and fair value of investments by contractual maturity at June 30, 2010 were as follows (in thousands):

	Amortized
	Cost	Fair Value
Debt securities due within:
One year	$10,978	$11,007
One to five years	22,803	23,157
Five years or more	6,844	6,819

Total	$40,625	$40,983

     The following table summarizes sales of available-for-sale securities for the three-month and nine-month periods ended June 30, 2010 (in thousands):

	Three months	Nine months
	ended	ended
	June 30,	June 30,
	2010	2010
Proceeds from sales	$16,837	$22,009
Gross realized gains	$299	$302
Gross realized losses	$(2)	$(2)
     At June 30, 2010, the amortized cost and fair market value of held-to-maturity debt securities was $5.2 million and $5.3 million, respectively. Investments in securities designated as held-to-maturity consist of tax-exempt municipal bonds and have maturity dates ranging between one and two years from June 30, 2010. At September 30, 2009, the amortized cost and fair market value of held-to-maturity debt securities were $6.3 million and $6.4 million, respectively. A held-to-maturity security with an amortized cost of $1.0 million matured in the nine-month period ended June 30, 2010.
(5) Acquisitions
     PR Pharmaceuticals, Inc. On November 4, 2008, the Company’s SurModics Pharmaceuticals, Inc. subsidiary entered into an asset purchase agreement with PR Pharmaceuticals, Inc. (“PR Pharma”) whereby it acquired certain contracts and assets of PR Pharma for $5.6 million, consisting of $2.9 million in cash on the closing date, additional consideration of $2.4 million upon successful achievement of specified milestones, and $0.3 million in transaction costs. $5.5 million of the total consideration was paid in the nine-month period ended June 30, 2009. PR Pharma is eligible to receive up to an additional $3.6 million in cash upon the successful achievement of milestones for contract signing and invoicing, successful patent issuances and product development. Management believes this acquisition strengthens the Company’s portfolio of drug delivery technologies for the pharmaceutical and biotechnology industries. As part of the acquisition, the Company recognized fair value associated with in-process research and development (IPR&D) of $3.2 million. The IPR&D was expensed on the date of acquisition and relates to polymer-based drug delivery technologies. The value assigned to IPR&D is related to projects for which the related products have not achieved commercial feasibility and have no future alternative use. The amount of purchase price allocated to IPR&D was based on estimating the future cash flows of each project and discounting the net cash flows back to their present values. The discount rate used was determined at the time of acquisition in accordance with accepted valuation methods. These methodologies include consideration of the risk of the project not achieving commercial feasibility. The research efforts ranged from 5% to 50% complete at the date of acquisition. The Company used the Relief from Royalty valuation method to assess the fair value of the projects with a risk-adjusted discount rate of 25%. The Company determined the method was appropriate based on the nature of the projects and future cash flow streams. The research and development work performed is billed to customers, in most cases, using standard commercial billing rates, which include a reasonable markup. Accordingly, the Company has no fixed cost obligations to carry projects forward. There have been no significant changes to the development plans for the acquired incomplete projects. Significant net cash inflows would commence with the commercial launch of customer products that are covered by the intellectual property rights and related agreements acquired from PR Pharma.

(6) Inventories
     Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components (in thousands):

	June 30,	September 30,
	2010	2009
Raw materials	$1,572	$1,287
Finished products	1,934	2,043

Total	$3,506	$3,330

(7) Other Assets
     Other assets consist principally of strategic investments. The Company accounts for its strategic investments under the cost method. The Company accounts for its investment in OctoPlus N.V. common stock as an available-for-sale investment rather than a cost method investment following an initial public offering of OctoPlus N.V. common stock in October 2006. Available-for-sale investments are reported at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations, recorded in the other (loss) income section of the condensed consolidated statements of operations. The cost basis in the Company’s investment in OctoPlus N.V. was adjusted to $1.7 million in fiscal 2008 based on a significant decline in the stock price of OctoPlus N.V. that was determined to be an other-than-temporary impairment.
     The Company had made investments in Paragon Intellectual Properties, LLC (“Paragon”) and a Paragon subsidiary, Apollo Therapeutics, LLC (“Apollo”) that were accounted for under the equity method. In October 2008, Paragon announced that it had restructured, along with its subsidiaries, including Apollo, moving from a limited liability company with seven subsidiaries to a single C-corporation named Nexeon MedSystems, Inc. (“Nexeon”). During fiscal 2009, the Company began accounting for the investment in Nexeon under the cost method as the Company’s ownership level is less than 20% and the Company did not exert significant influence over Nexeon’s operating or financial activities. The Company made an additional investment of $0.5 million in Nexeon in fiscal 2009.
     In August 2009, the Company invested $2.0 million in a medical technology company and made a follow-on investment of $0.5 million in March 2010. The Company recognized an impairment loss on this investment totaling $2.4 million in the three-month period ended June 30, 2010 based on market valuations and a pending financing round for this company. The Company’s investment in the medical technology company is accounted for under the cost method, as the Company’s ownership interest is less than 20% and the Company did not exert significant influence over the medical technology company’s operating or financial activities. Another entity in which the Company had a strategic investment sold the majority of its assets in the three-month period ended June 30, 2010 resulting in an impairment loss of $0.2 million to the Company. These investments are included in the category titled “Other” in the table below
     Other assets consisted of the following components (in thousands):

	June 30,	September 30,
	2010	2009
Investment in OctoPlus N.V.	$2,082	$3,700
Investment in Nexeon MedSystems	5,651	5,651
Investment in ThermopeutiX	1,185	1,185
Investment in ViaCyte (formerly Novocell)	559	559
Other	616	2,162

Other assets	$10,093	$13,257

     The Company recognized revenue of $1.3 million and $0.6 million for the three-month period ended June 30, 2010 and 2009, respectively, and recognized revenue of $1.5 million and $1.2 million for the nine-month period ended June 30, 2010 and 2009, respectively, from activity with companies in which it had a strategic investment.

(8) Intangible Assets
     Intangible assets consist principally of acquired patents and technology, customer relationships, licenses, and trademarks. The Company recorded amortization expense of $0.4 million for each of the three-month periods ended June 30, 2010 and 2009. The Company recorded amortization expense of $1.2 million and $1.7 million for the nine-month periods ended June 30, 2010 and 2009, respectively.
     Intangible assets consisted of the following (in thousands):

	Useful life	June 30,	September 30,
	(in years)	2010	2009
Customer list	9 — 11	$8,657	$8,657
Core technology	8 — 18	8,330	8,330
Patents and other	2 — 20	3,076	3,076
Trademarks		600	600
Less accumulated amortization of intangible assets		(4,425)	(3,205)

Intangible assets, net		$16,238	$17,458

     Based on the intangible assets in service as of June 30, 2010, estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

Remainder of 2010	$407
2011	1,604
2012	1,602
2013	1,602
2014	1,602
2015	1,591
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
     In the nine months of fiscal 2010 a milestone was achieved associated with the July 2007 acquisition of SurModics Pharmaceuticals, Inc. and $0.8 million of additional purchase price was recorded as an increase to goodwill.
(10) Revolving Credit Facility
     In February 2009, the Company entered into a two-year $25.0 million unsecured revolving credit facility. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based upon the Company’s funded debt to EBITDA ratio. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of June 30, 2010, the Company had no debt outstanding under this credit facility and was in compliance with all covenants.

(11) Stock-based Compensation
     The Company has stock-based compensation plans under which it grants stock options and restricted stock awards. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period. The Company’s stock-based compensation expenses were allocated as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Product costs	$29	$19	$95	$65
Customer research and development	202	225	505	591
Other research and development	659	522	1,718	1,975
Selling, general and administrative	542	590	1,874	2,357

Total	$1,432	$1,356	$4,192	$4,988

     As of June 30, 2010, approximately $8.1 million of total unrecognized compensation costs related to non-vested awards could be recognized over the remaining weighted average period of approximately 1.8 years. The $8.1 million of total unrecognized compensation costs include $2.1 million associated with performance share awards that are currently not anticipated to be fully expensed because the performance conditions are not expected to be met.
Stock Option Plans
     The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair value of stock options granted during the three-month periods ended June 30, 2010 and 2009 was $7.05 and $7.28, respectively. The weighted average per share fair value of stock options granted during the nine-month periods ended June 30, 2010 and 2009 was $6.91 and $8.39, respectively. The assumptions used as inputs in the model were as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Risk-free interest rates	2.2%	2.0%	2.0%	2.2%
Expected life (years)	4.8	4.8	4.8	4.8
Expected volatility	41.2%	40.2%	41.4%	38.2%
Dividend yield	0%	0%	0%	0%
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
     The Company’s Incentive Stock Options (“ISO”) are granted at a price of at least 100% of the fair market value of the common stock of the Company on the date of the grant or 110% with respect to optionees who own more than 10% of the total combined voting power of all classes of stock. ISOs generally expire in seven years or upon termination of employment and generally are exercisable at a rate of 20% per year commencing one year after the date of grant. Nonqualified stock options are granted at fair market value on the date of grant. Nonqualified stock options generally expire in 7 to 10 years or upon termination of employment or service as a Board member. Nonqualified stock options granted prior to May 2008 generally become exercisable with respect to 20% of the shares on each of the first five anniversaries following the grant date, and nonqualified stock options granted subsequent to May 2008 generally become exercisable with respect to 25% on each of the first four anniversaries following the grant date.
     There were no stock options exercised during the three-month period ended June 30, 2010. The total pre-tax intrinsic value of options exercised during the three-month period ended June 30, 2009 was $145,000. The total pre-tax intrinsic value of options exercised during the nine-month period ended June 30, 2010 was not meaningful as our stock price of $16.41 on June 30, 2010 was below the value of options exercised. During the nine-month period ended June 30, 2009, the total pre-tax intrinsic value of options exercised was $242,000. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period end.

Restricted Stock Awards
     The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance these shares are considered to be non-vested shares. The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. The stock-based compensation table above includes Restricted Stock expenses of $0.2 million, and $0.8 million during three-month and nine-month periods ended June 30, 2010, respectively, and $0.3 million and $1.5 million for the three-month and nine-month periods ended June 30, 2009, respectively.
Performance Share Awards
     The Company has entered into performance share agreements with certain key employees, covering the issuance of common stock (“Performance Shares”). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives, which must be achieved during the performance period. Compensation is recognized in each period based on management’s best estimate of the achievement level of the grants’ specified performance objectives and the resulting vesting amounts. The Company did not recognize expense in the three-month period ended June 30, 2010 and recognized expense of $32,000 for the nine-month period ended June 30, 2010 related to the Performance Shares granted. For the three-month and nine-month periods ended June 30, 2009, the Company reversed expenses previously recognized of $144,000 and $173,000, respectively, associated with the Performance Shares granted. The stock-based compensation table above includes the Performance Shares expenses and expense reversal.
1999 Employee Stock Purchase Plan
     Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. The number of authorized shares was increased by 200,000 effective with shareholder approval at the February 8, 2010 Annual Meeting. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of June 30, 2010 and 2009, there were $0.2 million of employee contributions, respectively, included in accrued liabilities in the accompanying condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three-month periods ended June 30, 2010 and 2009 totaled $0.1 million in each period. Stock compensation expense for the nine-month periods ended June 30, 2010 and 2009 totaled $0.2 million in each period. The stock-based compensation table above includes the Stock Purchase Plan expenses.
(12) Restructuring Charges
     In March 2010, the Company announced an organizational change designed to support future growth by better meeting customer needs, leveraging its multiple competencies across the organization, and building on its pharmaceutical industry experience. As a result of the reorganization, the Company eliminated 11 positions, or approximately 4% of the Company’s workforce. These employee terminations occurred across various functions and the reorganization plan was completed by the end of the third quarter of fiscal 2010. The Company also announced that it was vacating its leased sales office in Irvine, California and a leased warehouse in Birmingham, Alabama, as part of the reorganization plan. The leased space was vacated by March 31, 2010.
     The Company recorded total restructuring charges of approximately $1.3 million in connection with the fiscal 2010 reorganization. These pre-tax charges consisted of $0.8 million of severance pay and benefits expenses and $0.5 million of facility-related costs. The restructuring is expected to result in approximately $0.5 million to $1.0 million in annualized cost savings. Cash payments totaled $0.9 million as of June 30, 2010, resulting in a balance of $0.4 million.
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
     The Company recorded total restructuring charges of approximately $1.8 million in connection with the fiscal 2009 reorganization. These pre-tax charges consisted of $0.5 million of severance pay and benefits expenses and $1.3 million of facility-related costs. The restructuring was expected to result in approximately $2.2 million in annualized cost savings. Cash payments totaled $1.0 million as of June 30, 2010, resulting in a balance of $0.8 million.
     The charges above for fiscal 2010 have been presented separately as restructuring charges in the condensed consolidated statements of operations. The remaining balance for both the fiscal 2010 and 2009 restructurings is expected to be paid within the next 42 months. The current portion totaling $1.3 million is recorded as a current liability within other accrued liabilities and the long-term portion totaling $0.3 million is recorded as a long-term liability within other long-term liabilities on the condensed consolidated balance sheets.
The following table summarizes the restructuring accrual activity for the first nine months of fiscal 2010 (in thousands):

	Employee	Facility-
	severance and	related
	benefits	costs	Total
Balance at September 30, 2009	$—	$955	$955
Accruals during the period	818	488	1,306
Cash payments	(814)	(174)	(988)

Balance at June 30, 2010	$4	$1,269	$1,273

(13) Asset impairment charges
     In the nine months ended June 30, 2010, the Company recorded a $1.9 million asset impairment charge associated with one of its facilities in Alabama as the Company works to consolidate its multiple facilities in Birmingham, Alabama into its newly opened cGMP manufacturing and development facility. The original charge of $2.1 million was adjusted by $0.2 million in the three-month period ended June 30, 2010 as the facility assets were reclassified from held for sale at March 31, 2010 to held and used at June 30, 2010 based on a decision to retain the facility. The assets were written down to their fair value of $2.3 million, and the net amount is classified as property, plant and equipment on the condensed consolidated balance sheets. Depreciation expense continues to be recognized on these assets using the lower valuation.
     In addition the Company recorded a $0.4 million asset impairment charge associated with prototypes and other equipment related to a development project for which no ongoing business is expected in the near term in light of current market conditions.
     Long-lived assets are measured at fair value on a non-recurring basis. Long-lived assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These circumstances include assets that are written down to fair value when they are held for sale or are determined to be impaired.
(14) Comprehensive (Loss) Income
     The components of comprehensive (loss) income are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net (loss) income	$(916)	$3,539	$574	$34,840
Other comprehensive (loss) income:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	(260)	980	(869)	1,586
Less reclassification adjustment for realized gains included in net income, net of tax	(179)	(285)	(184)	(479)

Other comprehensive (loss) income	(439)	695	(1,053)	1,107

Comprehensive (loss) income	$(1,355)	$4,234	$(479)	$35,947

(15) Income Taxes
     The Company recorded an income tax provision of $1.1 million and $1.9 million for the three-month periods ended June 30, 2010 and 2009, respectively, representing effective tax rates of 603.3% and 35.1%, respectively. The Company recorded income tax provisions of $2.0 million and $20.5 million for the nine-month periods ended June 30, 2010 and 2009, respectively, representing effective tax rates of 77.7% and 37.0%, respectively. Excluding the impact of the $2.6 million impairment loss on investments in the three-month and nine-month periods ended June 30, 2010 (since the Company does not currently foresee offsetting capital gains that could offset this capital loss, no tax benefit has been recorded), the effective tax rate was 39.8% and 38.9%, respectively. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate, adjusted for the impact of the impairment loss noted above, reflects state taxes and other permanent items.
     The October 2008 adoption of the Emergency Economic Stabilization Act of 2008 retroactively extended the term of the federal tax credit for research activities through calendar 2009. The tax credit for research activities for the nine-month period ended June 30, 2010 was $34,000. During the nine-month period ended June 30, 2009, the Company recognized a discrete benefit of approximately $120,000 related to research activities in the nine-month period ended September 30, 2008.
     The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of June 30, 2010 and September 30, 2009, respectively, are $2.0 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next twelve months. Interest and penalties related to the unrecognized tax benefits are recorded in income tax expense.
     The Company files income tax returns, including returns for its subsidiaries, in the United States (U.S.) federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. U.S. tax returns for fiscal years ended September 30, 2007, 2008 and 2009 remain subject to examination by federal tax authorities. Tax returns for state and local jurisdictions for fiscal years ended September 30, 2003 through 2009 remain subject to examination by state and local tax authorities.
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
     The Company has one reportable segment as its sales and marketing efforts and its expenses are managed on a company-wide basis. The table below presents revenue from the markets, with Therapeutic broken out further by focus area, for the three-month and nine-month periods in fiscal 2010 and 2009, (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30, 2010
	2010	2009	2010	2009
Therapeutic
Cardiovascular	$11,036	$10,063	$30,994	$30,036
Ophthalmology	1,099	1,770	7,001	50,252
Other Markets	3,260	3,500	8,033	10,197

Total Therapeutic	15,395	15,333	46,028	90,485
Diagnostic	3,213	2,853	8,321	11,842

Total revenue	$18,608	$18,186	$54,349	$102,327

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
     Alabama Jobs Commitment. In April 2008, the Company purchased a 286,000 square foot office and warehouse facility to support Current Good Manufacturing Practices manufacturing needs of customers and the anticipated growth of the SurModics Pharmaceuticals business. At the same time, SurModics Pharmaceuticals entered into an agreement with various governmental authorities to obtain financial incentives associated with creation of jobs in Alabama. Some of the governmental agencies have recapture rights in connection with the financial incentives if a specific number of full-time employees are not hired by June 2012, with an extension to June 2013 if circumstances or events occur that are beyond the control of SurModics Pharmaceuticals or could not have been reasonably anticipated by SurModics Pharmaceuticals. As of June 30, 2010, SurModics Pharmaceuticals has received $1.7 million in connection with the agreement, and the Company has recorded the payment in other long-term liabilities. If the additional jobs are created, the Company will recognize the $1.7 million as an offset to operating expenses in the period the contingency is resolved.

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
     On October 5, 2009, we entered into a License and Development Agreement with F. Hoffmann-La Roche, Ltd. (“Roche”) and Genentech, Inc., a wholly owned member of the Roche Group (“Genentech”). Under the terms of the agreement, Roche and Genentech have an exclusive license to develop and commercialize a sustained drug delivery formulation of Lucentis® (ranibizumab injection) utilizing SurModics’ proprietary biodegradable microparticles drug delivery technologies. We received an up-front licensing fee of $3.5 million and are eligible to receive potential payments of up to approximately $200 million in fees and milestone payments in the event of the successful development and commercialization of multiple products, as well as payment for development work done on these products. In addition, Roche and Genentech could request that SurModics provide manufacturing services. In the event a commercial product is developed, we would also receive royalties on sales of such product.
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
Results of Operations — Three Months Ended June 30

	Three Months Ended June 30,
			Increase
(Dollars in thousands)	2010	2009	(Decrease)	Change %
Revenue:
Therapeutic
Cardiovascular	$11,036	$10,063	$973	10%
Ophthalmology	1,099	1,770	(671)	(38)%
Other Markets	3,260	3,500	(240)	(7)%

Total Therapeutic	15,395	15,333	62	—%
Diagnostic	3,213	2,853	360	13%

Total revenue	$18,608	$18,186	$422	2%

     Revenue. Revenue during the third quarter of fiscal 2010 was $18.6 million, an increase of $0.4 million or 2%, compared with the third quarter of fiscal 2009. The increases in Therapeutic and Diagnostic revenue, as detailed in the table above, are further explained in the narrative below.
     Therapeutic. Revenue in Therapeutic was $15.4 million in the third quarter of fiscal 2010, slightly higher compared with $15.3 million in the third quarter of fiscal 2009. The increase in total revenue was driven by higher royalties and license fees and product sales, offset by lower research and development (R&D) revenue. Therapeutic revenue is further characterized by the market-focused areas detailed above.
     Cardiovascular derives a substantial amount of revenue from royalties and license fees and product sales attributable to Cordis Corporation, a Johnson & Johnson company, on its CYPHER® Sirolimus-eluting Coronary Stent. The CYPHER® stent incorporates a proprietary SurModics polymer coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in coronary artery lesions. The CYPHER® stent faces continuing competition from Boston Scientific, Medtronic and Abbott Laboratories. Stents from these companies compete directly with the CYPHER® stent both domestically and internationally. Future royalty and reagent sales revenue could decrease as a result of lower CYPHER® stent sales from ongoing and expected future competition. We anticipate that royalty revenue from the CYPHER® stent may be volatile throughout fiscal 2010 and beyond as the various marketers of drug-eluting stents compete in the marketplace and as other companies enter the marketplace. We also receive a royalty on the Medtronic Endeavor® and Endeavor® Resolute drug-eluting stent delivery systems incorporating our hydrophilic technology, which is sold in the United States and internationally and commenced sales in Japan in May 2009.
     Cardiovascular revenue increased $1.0 million, or 10%, in the third quarter of fiscal 2010, compared with the third quarter of fiscal 2009 with the increase principally from license fees which included recognition of one-time fees of $1.25 million, offset by a modest decrease in royalties. Royalties from our broad portfolio of royalty generating customers nearly offset the decrease in royalty revenue from Cordis reflecting a 29% decrease in Cordis CYPHER® stent sales.

     Ophthalmology revenue decreased $0.7 million, or 38%, in the third quarter of fiscal 2010, compared with the third quarter of fiscal 2009. The decrease principally reflects lower R&D revenue as certain customer programs required a lower level of SurModics involvement.
     Other Markets revenue decreased 7% in the third quarter of fiscal 2010, compared with the third quarter of fiscal 2009 principally as a result of lower product sales. Other Markets revenue is derived from more than 50 customers.
     Diagnostic. Revenue in Diagnostic was $3.2 million in the third quarter of fiscal 2010, an increase of 13% compared with $2.9 million in the prior-year period. This increase was attributable to higher sales of our component in vitro diagnostic products.
     Product costs. Product costs were $2.4 million in the third quarter of fiscal 2010, compared with $2.0 million in the prior-year period. The $0.4 million increase principally reflects the impact of overall product sales increases. Overall product margins averaged 59%, compared with 61% reported last year.
     Customer research and development expenses. Customer research and development (“Customer R&D”) expenses were $4.6 million, an increase of 46% compared with the third quarter of fiscal 2009. The increase principally reflects the impact of higher fixed overhead costs attributable to our Alabama research and development operations. The margin on R&D revenue were negative 33% in the third quarter of fiscal 2010, compared with positive margin of 34% for the third quarter of fiscal 2009.
     Other research and development expenses. Other research and development (“Other R&D”) expenses were $4.2 million for the third quarter of fiscal 2010, a decrease of 5% compared with the third quarter of fiscal 2009. The decrease principally reflects lower allocated overhead costs.
     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $4.9 million for the three months ended June 30, 2010, which were $1.0 million, or 26% higher, compared with $3.9 million in the prior-year period. Higher outside service costs, bad debt expense and increased costs at our Alabama operations were the principal contributors to the increase.
     Asset impairment charges. In the third quarter ended June 30, 2010, we recorded net asset impairment charges of $0.2 million. We recognized an impairment charge of $0.4 million associated with prototypes and other equipment related to a development project for which no ongoing business is expected in the near term in light of current market conditions. We also reversed $0.2 million of previously recorded asset impairment charges associated with a facility in Alabama. The facility was presented as an asset held for sale and was recorded at fair value less estimated selling costs during the second quarter of fiscal 2010, resulting in an asset impairment charge of $2.1 million. During the current quarter we re-classified the facility to held and used property following further analysis of various factors associated with the consolidation of facilities, which resulted in the property being recorded at its current fair value, which was $0.2 million higher than the fair value less estimated selling costs at the time we determined it to be available for sale in the second quarter of fiscal 2010 and recorded the initial asset impairment charge.
     Other (loss) income. Other (loss) income was a loss of $2.0 million in the third quarter of fiscal 2010, compared with income of $0.8 million in the third quarter of fiscal 2009. The decrease primarily reflects an impairment loss on investments of $2.6 million in two of our strategic investments. Partially offsetting the fiscal 2010 impairment loss was income from investments of $0.2 million, compared with $0.4 million in the third quarter of fiscal 2009. There were realized gains from our investment portfolio of $0.3 million and $0.4 million in fiscal 2010 and 2009, respectively.
     Income tax expense. The Company recorded an income tax expense of $1.1 million in the third quarter of fiscal 2010, compared with $1.9 million in the prior-year period. The effective tax rate was 603.3%, compared with 35.1% in the prior-year period. Excluding the impact of the $2.6 million in investment impairment losses (since we do not currently foresee offsetting capital gains that could offset these capital losses, no tax benefit has been recorded), the effective rate was 39.8%. The increase in the adjusted effective tax rate was primarily attributable to state income taxes, lower incentive stock option deductions and income tax reserve adjustments.

Results of Operations — Nine Months Ended June 30

	Nine Months Ended June 30,
			Increase
(Dollars in thousands)	2010	2009	(Decrease)	Change %
Revenue:
Therapeutic
Cardiovascular	$30,994	$30,036	$958	3%
Ophthalmology	7,001	50,252	(43,251)	(86)%
Other Markets	8,033	10,197	(2,164)	(21)%

Total Therapeutic	46,028	90,485	(44,457)	(49)%
Diagnostic	8,321	11,842	(3,521)	(30)%

Total revenue	$54,349	$102,327	$(47,978)	(47)%

     Revenue. Revenue for the first nine months of fiscal 2010 was $54.3 million, a decrease of $48.0 million or 47% compared with the first nine months of fiscal 2009. The decreases in Therapeutic and Diagnostic revenue, as detailed in the table above, are further explained in the narrative below.
     Therapeutic. Revenue in Therapeutic was $46.0 million in the first nine months of fiscal 2010, a decrease of 49% compared with $90.5 million in the first nine months of fiscal 2009. The decrease in total revenue reflects the recognition of revenue of approximately $45 million associated with the terminated Merck collaborative research and license agreement, which was terminated effective in the first quarter of fiscal 2009. Excluding this significant event-specific item in fiscal 2009, revenue increased $0.5 million in the first nine months of fiscal 2010 compared with the comparable prior period. Therapeutic revenue is further characterized by the market-focused areas detailed above.
     Cardiovascular revenue increased 3% in the first nine months of fiscal 2010 compared with the first nine months of fiscal 2009. Increased royalties and license fees and product sales were partially offset by a decrease in R&D revenue. Royalty revenue from Cordis decreased, reflecting a 23% decrease in Cordis CYPHER® stent sales.
     Ophthalmology revenue decreased $43.3 million, or 86%, in the first nine months of fiscal 2010, compared with the first nine months of fiscal 2009. The significant decrease relates to the recognition of previously deferred revenue associated with the terminated collaborative research and license agreement with Merck. In September 2008, following a strategic review of Merck’s business and product development portfolio, Merck gave notice that it was terminating the collaborative research and license agreement as well as the supply agreement entered into in June 2007. The termination became effective in December 2008. In the first nine months of fiscal 2009, we recognized the revenue previously deferred totaling $34.8 million, and we received and recognized a $9 million milestone payment from Merck associated with the termination of the triamcinolone acetonide development program.
     Ophthalmology revenue, when excluding the Merck event-specific items in the first nine months of fiscal 2009, increased by $1.7 million, or 33%, principally as a result of higher R&D revenue.
     Other Markets revenue decreased $2.2 million, or 21%, in the first nine months of fiscal 2010, compared with the first nine months of fiscal 2009. Lower R&D revenue was the main contributor to the decrease. Select customers have delayed, slowed or canceled development projects as a result of various factors, including current economic conditions.
     Diagnostic. Revenue in Diagnostic was $8.3 million in the first nine months of fiscal 2010, a decrease of 30% compared with $11.8 million in the prior-year period. The decrease was attributable to $3.8 million lower royalties and license fees. In past periods, Diagnostic derived a significant percentage of revenue from royalties generated under our diagnostic format patent license agreement with Abbott Laboratories. Our agreement with Abbott Laboratories ceased following the expiration of licensed patents, which occurred in December 2008. Product sales increased 4% over prior-period levels.
     Product costs. Product costs were $6.8 million in the first nine months of fiscal 2010, compared with $5.3 million in the prior-year period. The $1.5 million increase in product costs principally reflects higher product sales. Overall product margins averaged 56%, compared with 61% reported in the first nine months of fiscal 2009. The decrease in product margins reflects a shift in the mix of products sold and cost increases related to certain product lines.

     Customer research and development expenses. Customer R&D expenses were $12.7 million, an increase of 24% compared with the first nine months of fiscal 2009. The increase principally reflects the impact of increased fixed overhead costs (depreciation, utilities and other building-related costs) attributable to our Alabama research and development operations. Our new cGMP facility was placed in service in fiscal 2010, leading to higher operating costs. Customer R&D margins were negative 3%, compared with positive 32% in the first nine months of fiscal 2009.
     Other research and development expenses. Other R&D expenses were $13.5 million for the first nine months of fiscal 2010, a decrease of 11% compared with the first nine months of fiscal 2009. The decrease principally reflects lower labor costs as a result of more employees dedicated to customer research and development activities, a decrease in our overall R&D headcount and lower overhead costs being allocated to Other R&D, offset by higher material expenses.
     Selling, general and administrative expenses. SG&A expenses were $13.7 million for the nine months ended June 30, 2010, a 5% increase compared with $13.0 million in the prior-year period. Higher costs incurred for outside services, an increase in the allowance for doubtful accounts and our new Alabama facility costs allocated to SG&A were the primary contributors to higher expenses.
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
     Asset impairment charges. In the nine months ended June 30, 2010, we recorded a $1.9 million asset impairment charge associated with one of our facilities in Alabama. We also recognized a $0.4 million asset impairment charge associated with prototypes and other equipment related to a development project for which no ongoing business is expected in the near term in light of current market conditions.
     Other (loss) income. Other (loss) income was a loss of $1.5 million in the first nine months of fiscal 2010, compared with income of $1.8 million in the first nine months of fiscal 2009. The decrease primarily reflects impairment loss on investments of $2.6 million in fiscal 2010 in two of our strategic investments. Partially offsetting the fiscal 2010 impairment loss was income from investments of $0.8 million, compared with investment income of $1.5 million in the prior-year period. The decrease in investment income primarily reflects lower investment balances. We also recognized gains from our investment portfolio of $0.3 million and $0.8 million in fiscal 2010 and 2009, respectively. Our fiscal 2009 realized gains were partially offset by our pro rata net loss on equity method investments.
     Income tax expense. The income tax provision was $2.0 million in the first nine months of fiscal 2010, compared with $20.5 million in the prior-year period. The effective tax rate was 77.7%, compared with 37.0% in the prior-year period. Excluding the impact of the $2.6 million in investment impairment losses, the effective rate was 38.9%. The increase over the federal statutory rate of 35% was primarily related to lower incentive stock option deductions and state income taxes.
Liquidity and Capital Resources
     As of June 30, 2010, the Company had working capital of $32.9 million, of which $21.7 million consisted of cash, cash equivalents and short-term investments. Working capital increased $3.9 million from September 30, 2009, principally reflecting higher short-term investments and prepaid and other current assets offset by lower accounts receivable balances. Our cash, cash equivalents and short-term and long-term investments totaled $54.8 million at June 30, 2010, an increase of $6.9 million from $47.9 million at September 30, 2009. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. The Company’s policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S.

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
     We had cash flows from operating activities of approximately $16.7 million in the first nine months of fiscal 2010, compared with $24.8 million in the first nine months of fiscal 2009. The decrease primarily reflects lower operating results, adjusted for one-time events, and receipt of a $3.5 million up-front license fee from Genentech, compared with fiscal 2009 when we received a $9 million contract termination payment from Merck.
     In November 2007, our Board of Directors authorized the repurchase of $35.0 million of the Company’s common stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date. During the nine months ended June 30, 2010, the Company repurchased 102,533 shares for $2.0 million at an average price of $19.81 per share, leaving $5.3 million remaining available for future share repurchases under the repurchase program.
     As of June 30, 2010, we had no debt under our $25 million unsecured revolving credit facility. As of June 30, 2010, the Company was in compliance with all covenants.
     We do not have any other credit agreements and believe that our existing cash, cash equivalents and investments, together with cash flow from operations, will provide liquidity sufficient to meet the below stated needs and fund our operations for the next twelve months. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact the Company’s ability to access capital in a timely manner and on attractive terms, if at all. Our anticipated liquidity needs for the remainder of fiscal 2010 include, but are not limited to, the following: capital expenditures related to the Alabama cGMP facility in the range of $1.5 million to $2.0 million; general capital expenditures in the range of $1.5 million to $2.0 million; contingent consideration payments, if any, related to our acquisitions of SurModics Pharmaceuticals, BioFX Laboratories, Inc., as well as the purchase of certain assets from PR Pharmaceuticals, Inc.; and any amounts associated with the repurchase of common stock under the authorization discussed above.
Off-Balance Sheet Arrangements
     As of June 30, 2010, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s investment policy requires the Company to invest in high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $0.7 million decrease in the fair value of the Company’s available-for-sale and held-to-maturity securities as of June 30, 2010, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Equity Securities
     The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2010, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

			(c)	(d)
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
	(a)	(b)	Part of Publicly	Be Purchased Under
	Total Number of Shares	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
04/01/10 — 04/30/10	0	NA	0	$5,302,113
05/01/10 — 05/31/10	896	$17.93	0	$5,302,113
06/01/10 — 06/30/10	0	NA	0	$5,302,113

Total	896	$17.93	0	$5,302,113

(1)	The purchases in this column included 896 shares repurchased by the Company to satisfy tax withholding obligations in connection with so-called “stock swap exercises” related to the vesting of restricted stock awards.

(2)	On November 15, 2007, our Board of Directors announced the authorization of the repurchase of $35 million of outstanding common stock. As of June 30, 2010, we have repurchased a cumulative 1,024,181 shares at an average price of $29.00 per share. Under the current authorization the Company has $5.3 million available for authorized share repurchases as of June 30, 2010. The repurchase authorization does not have an expiration date.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Removed and Reserved.
Item 5. Other Information.
     Asset impairment charges
     In the third quarter ended June 30, 2010, the Company recorded net asset impairment charges of $0.2 million. The Company recognized an impairment charge of $0.4 million associated with prototypes and other equipment related to a development project for which no ongoing business is expected in the near term in light of current market conditions. The Company also recorded an adjustment to expenses of $0.2 million associated with our facilities in Alabama as we further analyzed various factors associated with the consolidation of one facility and determined to not continue with the sale of the facility at this time, and as such, the estimated selling expenses to sell the facility have been adjusted.
     Impairment loss on investments
     The Company wrote down two investments totaling $2.6 million in the third quarter ended June 30, 2010, as the investments were deemed to be other-than-temporarily impaired. A pending round of financing at a substantially lower valuation at one of the private companies resulted in an impairment loss of $2.4 million. The second company sold a majority of its assets in light of current market conditions and this action resulted in an impairment loss of $0.2 million.

Item 6. Exhibits.

Exhibit		Description
3.1		Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837.

3.2		Restated Bylaws of SurModics, Inc., as amended November 30, 2009 — incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.

31.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2010	SurModics, Inc.
	By:	/s/ Philip D. Ankeny
Philip D. Ankeny
Senior Vice President and Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended June 30, 2010
SURMODICS, INC.

Exhibit		Description
3.1		Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837

3.2		Restated Bylaws of SurModics, Inc., as amended November 30, 2009 — incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837

31.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.