Form 10-Q
period 2010-12-31
SURMODICS INC
filed 2011-02-04
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Registrant’s telephone number, including area code: (952) 500-7000
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of February 1, 2011 was 17,488,245.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SurModics, Inc. and Subsidiaries
     Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2010	2010
(in thousands, except share data)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$14,309	$11,391
Short-term investments	10,149	9,105
Accounts receivable, net of allowance for doubtful accounts of $350 and $461 as of December 31 and September 30, 2010, respectively	8,764	8,987
Inventories	3,111	3,047
Deferred tax asset	678	247
Prepaids and other	3,662	4,701

Total current assets	$40,673	$37,478

Property and equipment, net	65,043	65,395
Long-term investments	35,247	36,290
Deferred tax asset	3,443	2,606
Intangible assets , net	14,869	15,257
Goodwill	8,010	8,010
Other assets, net	5,048	5,243

Total assets	$172,333	$170,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,850	$3,341
Accrued liabilities:
Compensation	1,516	930
Accrued other	1,503	1,753
Deferred revenue	1,793	562
Other current liabilities	1,474	1,061

Total current liabilities	9,136	7,647
Deferred revenue, less current portion	3,773	3,598
Other long-term liabilities	4,656	4,675

Total liabilities	$17,565	$15,920

Commitments and contingencies (Note 15)
Stockholders’ Equity
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 17,488,634 and 17,423,601 shares issued and outstanding	874	871
Additional paid-in capital	70,672	69,702
Accumulated other comprehensive income	699	886
Retained earnings	82,523	82,900

Total stockholders’ equity	154,768	154,359

Total liabilities and stockholders’ equity	$172,333	$170,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
     Condensed Consolidated Statements of Operations

	Three Months Ended
	December 31,
	2010	2009
(In thousands, except net (loss) income per share)	(Unaudited)
Revenue
Royalties and license fees	$7,566	$9,198
Product sales	4,792	4,548
Research and development	2,810	3,635

Total revenue	15,168	17,381

Operating costs and expenses
Product	1,825	1,957
Customer research and development	4,731	3,323
Other research and development	2,132	4,719
Selling, general and administrative	5,214	4,614
Goodwill impairment	750	—
Restructuring charges	1,236	—

Total operating costs and expenses	15,888	14,613

(Loss) income from operations	(720)	2,768

Other income
Investment income, net	185	297
Other income, net	36	—

Other income, net	221	297

(Loss) income before income taxes	(499)	3,065
Income tax benefit (provision)	122	(1,148)

Net (loss) income	$(377)	$1,917

Basic net (loss) income per share	$(0.02)	$0.11
Diluted net (loss) income per share	$(0.02)	$0.11

Weighted average shares outstanding
Basic	17,383	17,396
Dilutive effect of outstanding stock options and non-vested stock	—	44

Diluted	17,383	17,440
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
     Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	December 31,
	2010	2009
(in thousands)	(Unaudited)
Operating Activities
Net (loss) income	$(377)	$1,917
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	1,792	1,744
Amortization of premium on investments	27	35
Stock-based compensation	974	1,535
Deferred tax	(1,142)	2,840
Goodwill impairment charge	750	—
Excess tax benefit from stock-based compensation plans	2	38
Other	125	—
Change in operating assets and liabilities:
Accounts receivable	223	(341)
Inventories	(64)	(113)
Accounts payable and accrued liabilities	428	(262)
Income taxes	1,056	(2,501)
Deferred revenue	1,406	3,370
Prepaids and other	75	(12)

Net cash provided by operating activities	5,275	8,250

Investing Activities
Purchases of property and equipment	(1,393)	(3,572)
Purchases of available-for-sale investments	(1,412)	(8,284)
Sales/maturities of investments	1,200	3,970
Payments related to prior business acquisitions	(750)	(750)

Net cash used in investing activities	(2,355)	(8,636)

Financing Activities
Excess tax benefit from stock-based compensation plans	(2)	(38)
Issuance of common stock	—	282
Purchase of common stock to pay employee taxes	—	(365)

Net cash used in financing activities	(2)	(121)

Net change in cash and cash equivalents	2,918	(507)

Cash and Cash Equivalents
Beginning of period	11,391	11,636

End of period	$14,309	$11,129

Supplemental Information
Cash paid for income taxes	$(36)	$809
Noncash transaction — acquisition of property, plant, and equipment on account	$348	$214
Noncash transaction — acquisition of intangible assets on account	$—	$210
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Period Ended December 31, 2010
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three-month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the entire 2011 fiscal year.
     In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. These unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements for the year ended September 30, 2010, and footnotes thereto included in the Company’s Form 10-K as filed with the United States Securities and Exchange Commission on December 14, 2010.
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
     Arrangements with multiple deliverables. In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for multiple deliverable revenue arrangements to:
(i).	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii).	require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

(iii).	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.
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
     Under the accounting guidance, the Company is still required to evaluate each deliverable in a multiple element arrangement for separability. The Company is then required to allocate revenue to each separate deliverable using a hierarchy of VSOE, TPE, or ESP. In many instances, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be a result of the Company infrequently selling each element separately or having a limited history with multiple element arrangements. When VSOE cannot be established, the Company attempts to establish selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately.
     When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. ESP is generally used for highly customized offerings.
     The Company determines ESP for undelivered elements by considering multiple factors including, but not limited to, market conditions, competitive landscape and past pricing arrangements with similar features. The determination of ESP is made through consultation with the Company’s management, taking into consideration the marketing strategies for each business unit.
     New Accounting Pronouncements
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
     The Company’s Level 1 asset consists of its investment in OctoPlus, N.V. (see Note 6 for further information). The fair market value of this investment is based on the quoted price of OctoPlus shares traded on the Euronext Amsterdam Stock Exchange.
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
     The Company’s Level 3 assets include an other U.S. government agency security and two mortgage-backed securities. The fair market values of these investments were determined by broker pricing where not all significant inputs were observable.
     In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company did not significantly change its valuation techniques from prior periods.
     Assets and Liabilities Measured at Fair Value on a Recurring Basis
     In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Quoted Prices	Significant
	in Active Markets	Other	Significant	Total Fair
	for Identical	Observable	Unobservable	Value as of
	Instruments	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2010

Assets:
Cash equivalents	$—	$12,628	$—	$12,628
Available for sale debt securities
US government obligations	—	28,698	695	29,393
Mortgage backed securities	—	4,263	685	4,948
Municipal bonds	—	3,079	—	3,079
Asset backed securities	—	1,273	—	1,273
Corporate bonds	—	2,607	—	2,607
Other assets	2,496	—	—	2,496

Total assets measured at fair value	$2,496	$52,548	$1,380	$56,424

     Short-term and long-term investments disclosed in the condensed consolidated balance sheets include held-to-maturity investments totaling $4.1 million as of December 31, 2010. Held-to-maturity investments are carried at an amortized cost.
     The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Total Fair
	for Identical	Observable	Unobservable	Value as of
	Instruments	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2010

Assets:
Cash equivalents	$—	$10,128	$—	$10,128
Available for sale debt securities
US government obligations	—	25,626	704	26,330
Mortgage backed securities	—	4,757	69	4,826
Municipal bonds	—	3,150	—	3,150
Asset backed securities	—	1,113	—	1,113
Corporate bonds	—	5,852	—	5,852
Other assets	2,624	—	—	2,624

Total assets measured at fair value	$2,624	$50,626	$773	$54,023

     Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
     The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For Three Months Ended December 31, 2010
	Available-for-Sale Debt Securities
	U.S. Government	Mortgage
	Obligations	Backed	Total
Balance, September 30, 2010	$704	$69	$773
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	19	(4)	15
Purchases, issuances, sales and settlements, net	(28)	620	592

Balance, December 31, 2010	$695	$685	$1,380

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For Three Months Ended December 31, 2009
	Available-for-Sale Debt Securities
	U.S. Government	Mortgage
	Obligations	Backed	Total
Balance, September 30, 2009	$1,130	$73	$1,203
Transfers into Level 3	—	78	78
Transfers out of Level 3	(36)	(73)	(109)
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	—	—	—
Purchases, issuances, sales and settlements, net	(92)	(3)	(95)

Balance, December 31, 2009	$1,002	$75	$1,077

     As of December 31, 2010, marketable securities measured at fair value using Level 3 inputs was comprised of a $0.7 million U.S. government agency security and $0.7 million of mortgage-backed securities within the Company’s available-for-sale investment portfolio. These securities were measured using observable market data and Level 3 inputs as a result of the lack of market activity and liquidity. The fair value of these securities was based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuer of the securities.
     Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
     The Company’s investments in non-marketable securities of private companies are accounted for using the cost method as the Company does not exert significant influence over the investee’s operating or financial activities. These investments as well as held-to-maturity securities are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other-than-temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or the Company’s participation in such financings. The Company also assesses the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a potentially lower valuation. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment and are Level 3 inputs.
(4) Investments
     Investments consist principally of U.S. government and government agency obligations and mortgage-backed securities and are classified as available-for-sale or held-to-maturity at December 31 and September 30, 2010. Available-for-sale investments are reported at fair value with unrealized gains and losses net of tax excluded from operations and reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income (loss). This adjustment results in a new cost basis for the investment. Investments which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. If there is an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity, the Company will write down the security to fair value with a corresponding adjustment to other income (loss). Interest on debt securities, including amortization of premiums and accretion of discounts, is included in other income (loss). Realized gains and losses from the sales of debt securities, which are included in other income (loss), are determined using the specific identification method.
     The original cost, unrealized holding gains and losses, and fair value of available-for-sale investments as of December 31, 2010 and September 30, 2010 were as follows (in thousands):

	December 31, 2010
		Unrealized	Unrealized
	Original Cost	Gains	Losses	Fair Value
U.S. government obligations	$29,153	$284	$(45)	$29,392
Mortgage-backed securities	4,855	143	(51)	4,947
Municipal bonds	3,037	47	(5)	3,079
Asset-backed securities	1,299	6	(32)	1,273
Corporate bonds	2,601	11	(6)	2,606

Total	$40,945	$491	$(139)	$41,297

	September 30, 2010
		Unrealized	Unrealized
	Original Cost	Gains	Losses	Fair Value
U.S. government obligations	$25,968	$395	$(34)	$26,329
Mortgage-backed securities	4,711	164	(48)	4,827
Municipal bonds	3,079	72	—	3,151
Asset-backed securities	1,146	8	(42)	1,112
Corporate bonds	5,828	24	—	5,852

Total	$40,732	$663	$(124)	$41,271

     The original cost and fair value of investments by contractual maturity at December 31, 2010 were as follows (in thousands):

	Amortized
	Cost	Fair Value
Debt securities due within:
One year	$9,059	$9,144
One to five years	26,188	26,429
Five years or more	5,698	5,726

Total	$40,945	$41,299

     The following table summarizes sales of available-for-sale securities for the three-month period ended December 31, 2010 (in thousands):

Proceeds from sales	$1,200
Gross realized gains	$2
Gross realized losses	$(2)
     At December 31, 2010, the amortized cost and fair market value of held-to-maturity debt securities was $4.1 million and $4.3 million, respectively. Investments in securities designated as held-to-maturity consist of tax-exempt municipal bonds and have maturity dates ranging between one and two years from December 31, 2010. At September 30, 2010, the amortized cost and fair market value of held-to-maturity debt securities were $4.1 million and $4.3 million, respectively.
(5) Inventories
     Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components (in thousands):

	December 31,	September 30,
	2010	2010
Raw materials	$949	$1,140
Finished products	2,162	1,907

Total	$3,111	$3,047

(6) Other Assets
     Other assets consist principally of strategic investments as follows (in thousands):

	December 31,	September 30,
	2010	2010
Investment in OctoPlus N.V.	$2,496	$2,624
Investment in Nexeon MedSystems	285	285
Investment in ThermopeutiX	1,185	1,185
Investment in Novocell	559	559
Other	523	590

Other assets	$5,048	$5,243

     The Company accounts for most of its strategic investments under the cost method. The Company accounts for its investment in OctoPlus N.V. (OctoPlus) common stock, whose shares are traded on the Euronext Amsterdam Stock Exchange, as an available-for-sale investment. Available-for-sale investments are reported at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations, recorded in the other income (loss) section of the condensed consolidated statements of operations. The cost basis in the Company’s investment in OctoPlus is $1.7 million.
     The Company recognized revenue of less than $0.1 million for each of the three-month periods ended December 31, 2010 and 2009, respectively, from activity with companies in which it had a strategic investment.

(7) Intangible Assets
     Intangible assets consist principally of acquired patents and technology, customer relationships, licenses, and trademarks. The Company recorded amortization expense of $0.4 million in each of the three-month periods ended December 31, 2010 and 2009, respectively.
     Intangible assets consisted of the following (in thousands):

	Useful life	December 31,	September 30,
	(in years)	2010	2010
Customer list	9 — 11	$8,657	$8,657
Core technology	8 — 18	8,330	8,330
Patents and other	2 — 20	2,376	2,376
Trademarks		600	600
Less accumulated amortization of intangible assets		(5,094)	(4,706)

Intangible assets, net		$14,869	$15,257

     Based on the intangible assets in service as of December 31, 2010, estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

Remainder of 2011	$1,158
2012	1,544
2013	1,544
2014	1,544
2015	1,533
2016	1,395
     Future amortization amounts presented above are estimates. Actual future amortization expense may be different, as a result of future acquisitions, impairments, changes in amortization periods, or other factors.
(8) Goodwill
     The following table summarizes the changes in carrying amount of goodwill (in thousands):

Balance at September 30, 2010	$8,010
Payments related to prior business acquisitions	750
Goodwill impairment	(750)

Balance at December 31, 2010	$8,010
     Goodwill represents the excess of the cost of the acquired entities over the fair value assigned to the assets purchased and liabilities assumed in connection with the Company’s acquisitions. The carrying amount of goodwill is evaluated annually, and between annual evaluations if events occur or circumstances change indicating that the carrying amount of goodwill may be impaired.
     During the Company’s fiscal 2010 annual test of goodwill impairment, the Company determined that goodwill related to the SurModics Pharmaceutical, Inc. (SurModics Pharma) reporting unit was fully impaired and a non-cash goodwill impairment charge totaling $13.8 million was recognized in the fourth quarter of fiscal 2010
     In the first quarter of fiscal 2011 a milestone was achieved associated with the July 2007 acquisition of SurModics Pharma and $0.8 million of additional purchase price was recorded as an increase to goodwill. There have been no substantial changes in operating results for SurModics Pharma in fiscal 2011 and as such the Company concluded the goodwill associated with the milestone payment was fully impaired as well and a $0.8 million non-cash goodwill impairment charge was recognized in the first quarter of fiscal 2011.

(9) Revolving Credit Facility
     In February 2009, the Company entered into a two-year $25.0 million unsecured revolving credit facility. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based upon the Company’s funded debt to EBITDA ratio. As of December 31, 2010, the Company had no debt outstanding under the credit facility. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. The Company was not in compliance with certain covenants in fiscal 2010, however, the Company is in compliance with all covenants for the first quarter of fiscal 2011. The Company is working with the bank to obtain waivers for certain fiscal 2010 covenants and expects to complete these activities by the end of the second quarter of fiscal 2011. The Company believes that noncompliance will not cause liquidity issues given the Company’s investment holdings and cash generated by operations.
(10) Stock-based Compensation
     The Company has stock-based compensation plans under which it grants stock options and restricted stock awards. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period. The Company’s stock-based compensation expenses were allocated as follows (in thousands):

	Three months ended
	December 31,
	2010	2009
Product costs	$51	$35
Customer research and development	94	153
Other research and development	209	615
Selling, general and administrative	620	732

Total	$974	$1,535

     As of December 31, 2010, approximately $7.3 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 3 years. The unrecognized compensation costs above exclude $2.0 million associated with performance share awards that are currently not anticipated to be fully expensed because the performance conditions for certain award periods are not expected to be met.
Stock Option Plans
     The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair value of stock options granted during the three-month periods ended December 31, 2010 and 2009 was $3.91 and $8.40, respectively. The assumptions used as inputs in the model were as follows:

	Three months ended
	December 31,
	2010	2009
Risk-free interest rates	1.4%	1.8%
Expected life (years)	4.8	4.8
Expected volatility	44.9%	41.4%
Dividend yield	0	0%
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

     No stock options were exercised during the three-month period ended December 31, 2010. The total pre-tax intrinsic value of options exercised during the three-month period ended December 31, 2009 was not meaningful as the Company’s stock price of $22.60 on December 31, 2009 was below the value of options exercised earlier in the quarter. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period end.
Restricted Stock Awards
     The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (Restricted Stock). Under accounting guidance these shares are considered to be non-vested shares. The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. The stock-based compensation table above includes Restricted Stock expenses of $0.2 million and $0.3 million during three-month periods ended December 31, 2010 and 2009, respectively.
Performance Share Awards
     The Company has entered into performance share agreements with certain key employees, covering the issuance of common stock (Performance Shares). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives, which must be achieved during the performance period. Compensation is recognized in each period based on management’s best estimate of the achievement level of the grants’ specified performance objectives and the resulting vesting amounts. The Company recognized expenses of approximately $0.1 million related to Performance Shares for each of the three-month periods ended December 31, 2010 and 2009, respectively.
1999 Employee Stock Purchase Plan
     Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of December 31, 2010 and 2009, there were $0.4 million and $0.5 million of employee contributions, respectively, included in accrued liabilities in the accompanying condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three-month periods ended December 31, 2010 and 2009 totaled $0.1 million in each period. The stock-based compensation table above includes the Stock Purchase Plan expenses.
(11) Restructuring Charges
     The Company recorded total restructuring charges of approximately $1.2 million in connection with the reorganization announced in October 2010. The charges for fiscal 2011 have been presented separately as restructuring charges in the condensed consolidated statements of operations. These pre-tax charges consisted of $1.2 million of severance pay and benefit expenses and $0.1 million of facility-related costs. The restructuring is expected to result in approximately $3.0 to $3.5 million in annualized cost savings. Cash payments associated with the fiscal 2011 restructuring event totaled $0.8 million as of December 31, 2010 leaving a balance of $0.5 million. There were also payments of $0.1 million associated with facility-related costs in the period related to the fiscal 2009 and 2010 restructuring events. The remaining balance for all restructuring charges is expected to be paid within the next 36 months. The current portion totaling $1.3 million is recorded as a current liability within other accrued liabilities and the long-term portion totaling $0.2 million is recorded as a long-term liability within other long-term liabilities within the condensed consolidated balance sheets.
     The following table summarizes the restructuring accrual activity for the quarter ended December 31, 2010 (in thousands):

	Employee	Facility-
	severance and	related
	benefits	costs	Total
Balance at September 30, 2010	$4	$1,179	$1,183
Accruals during the period	1,174	62	1,236
Cash payments	(805)	(133)	(938)

Balance at December 31, 2010	$373	$1,108	$1,481

(12) Comprehensive (Loss) Income
     The components of comprehensive (loss) income are as follows (in thousands):

	Three months ended
	December 31,
	2010	2009
Net (loss) income	$(377)	$1,917
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities arising during the period	(187)	(512)
Less reclassification adjustment for realized gains included in net income, net of tax	—	—

Other comprehensive loss	(187)	(512)

Comprehensive (loss) income	$(564)	$1,405

(13) Income Taxes
     The Company recorded an income tax benefit of $0.1 million and an income tax provision of $1.1 million for the three-month periods ended December 31, 2010 and 2009, respectively, representing effective tax rates of 24.5% and 37.5%, respectively. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the three-months ended December 31, 2010 reflects therapeutic grant income which is not subject to federal income tax and a discrete tax benefit discussed below. For the three-months ended December 31, 2009 the difference between the U.S. federal statutory rate and the Company’s effective tax rate reflects state income taxes.
     The December adoption of the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, retroactively extended the term of the federal tax credit for research activities to the beginning of calendar 2010 and extending the credit through the end of calendar 2011. The Company recognized a discrete benefit of approximately $0.1 million in the three-month period ended December 31, 2010 related to the nine-month period ended September 30, 2010. The tax credit recognized for research activities for each of the three-month periods ended December 31, 2010 and 2009, was less than $0.1 million.
     The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of December 31, 2010 and September 30, 2010, respectively, are $2.0 million and $1.9 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next twelve months. Interest and penalties related to the unrecognized tax benefits are recorded in income tax expense.
     The Company files income tax returns, including returns for its subsidiaries, in the United States (U.S.) federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. The Internal Revenue Service has commenced an examination of the Company’s U.S. income tax return for fiscal 2009 in the first quarter of fiscal 2011. U.S. tax returns for fiscal years ended September 30, 2007 and 2008 remain subject to examination by federal tax authorities. Tax returns for state and local jurisdictions for fiscal years ended September 30, 2003 through 2009 remain subject to examination by state and local tax authorities.
(14) Operating Segments
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.
     The Company manages its revenue according to its three business units, as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device. End markets include coronary, peripheral, and neuro-vascular, and urology, among others; (2) the Pharmaceuticals unit, which incorporates a broad range of drug delivery technologies for injectable therapeutics, including microparticles, nanoparticles, and implants addressing a range of clinical applications including ophthalmology, oncology, dermatology and neurology, among others. Based in Birmingham, Alabama, the Pharmaceuticals business includes the Company’s cGMP manufacturing facility; and (3) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications. Products include microarray slide technologies, protein stabilization reagents, substrates, and antigens.

     The Company manages its expenses on a company-wide basis, as many costs and activities are shared among the business units. The focus of the business units is providing solutions to customers and maximizing financial performance over the long term. The table below presents revenue from the business units, for the three-month periods in fiscal 2011 and 2010, as follows (in thousands):

	Three months ended
	December 31,
	2010	2009
Medical Device	$9,808	$11,514
Pharmaceuticals	2,673	3,581
In Vitro Diagnostics	2,687	2,286

Total revenue	$15,168	$17,381

(15) Commitments and Contingencies
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
     SurModics Pharmaceuticals, Inc. In July 2007, the Company acquired 100% of the capital stock of SurModics Pharmaceuticals, Inc. (SurModics Pharma) drug delivery company that provides proprietary polymer-based technologies to companies developing pharmaceutical products. The sellers of SurModics Pharma are still eligible to receive up to $15.5 million in additional consideration based on successful achievement of specific milestones through calendar 2011.
     PR Pharmaceuticals, Inc. In November 2008, the Company’s subsidiary SurModics Pharma acquired certain contracts and assets of PR Pharmaceuticals, to enhance its portfolio of drug delivery technologies for the pharmaceutical and biotechnology industries. The sellers of PR Pharmaceuticals are still eligible to receive up to $3.0 million in additional consideration based on successful achievement of specific milestones for successful patent issuances and product development.
     Alabama Jobs Commitment. In April 2008, the Company purchased a 286,000 square foot office and warehouse facility to support cGMP needs of customers and the anticipated growth of the SurModics Pharma business. At the same time, SurModics Pharma entered into an agreement with various governmental authorities to obtain financial incentives associated with creation of jobs in Alabama. Some of the governmental agencies have recapture rights in connection with the financial incentives if a specific number of full-time employees are not hired by June 2012, with an extension to June 2013 if circumstances or events occur that are beyond the control of SurModics Pharma or could not have been reasonably anticipated by SurModics Pharma. As of December 31, 2010, SurModics Pharma has received $1.7 million in connection with the agreement, and the Company has recorded the payment in other long-term liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with both the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2010. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statement entitled “Forward-Looking Statements” located at the end of Part I of this report.
Overview
     SurModics is a leading provider of drug delivery and surface modification technologies to the healthcare industry. In October 2010, we announced a change in our organizational structure moving from a functional structure into one consisting of three business units: Medical Device, Pharmaceuticals, and In Vitro Diagnostics. We believe this structure improves the visibility, marketing and adoption of the Company’s broad array of technologies within specific markets and helps our customers in the medical device, pharmaceutical and life science industries better solve unmet clinical needs.
     The organizational change resulted in the Company now presenting revenue as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device. End markets include coronary, peripheral, and neuro-vascular, and urology, among others; (2) the Pharmaceuticals unit, which incorporates a broad range of drug delivery technologies for injectable therapeutics, including microparticles, nanoparticles, and implants addressing a range of clinical applications including ophthalmology, oncology, dermatology and neurology, among others. Based in Birmingham, Alabama, the Pharmaceuticals business includes our cGMP manufacturing facility; and (3) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications. Products include microarray slide technologies, protein stabilization reagents, substrates, and antigens.
     The Company’s revenue is derived from three primary sources: (1) royalties and license fees from licensing our proprietary drug delivery and surface modification technologies to customers; the vast majority (typically in excess of 90%) of revenue in the “royalties and license fees” category is in the form of royalties; (2) the sale of polymers and reagent chemicals, stabilization products, antigens, substrates and microarray slides to the diagnostics and biomedical research industry; and (3) research and development (R&D) fees generated on customer projects. Revenue fluctuates from quarter to quarter depending on, among other factors: our customers’ success in selling products incorporating our technologies; the timing of introductions of licensed products by customers; the timing of introductions of products that compete with our customers’ products; the number and activity level associated with customer development projects; the number and terms of new license agreements that are finalized; the value of reagent chemicals and other products sold to customers; and the timing of future acquisitions we complete, if any.
     On October 5, 2009, we entered into a License and Development Agreement with F. Hoffmann-La Roche, Ltd. (“Roche”) and Genentech, Inc., a wholly owned member of the Roche Group (“Genentech”). Under the terms of the agreement, Roche and Genentech will have an exclusive license to develop and commercialize a sustained drug delivery formulation of Lucentis® (ranibizumab injection) utilizing SurModics’ proprietary biodegradable microparticles drug delivery system. We received an up-front licensing fee of $3.5 million and are eligible to receive potential payments of up to approximately $200 million in fees and milestone payments in the event of the successful development and commercialization of multiple products, as well as payment for development work done on these products. Roche and Genentech will have the right to obtain manufacturing services from SurModics. In the event a commercial product is developed, we will also receive royalties on sales of such product. During fiscal 2010 and continuing into fiscal 2011, the focus of our development activities has changed, primarily as a result of technical issues experienced in the Lucentis® microparticle product development program. Such technical issues reflect the inherent challenges often experienced in the development of new or reformulated pharmaceutical products. We are continuing to collaborate with Genentech under our agreement on sustained drug delivery products utilizing our proprietary biodegradable microparticle drug delivery system. However, the program remains subject to a number of risks and uncertainties, including those detailed under the heading “Risk Factors” in Item 1A of the Company’s 2010 Form 10-K.
     In addition, in December 2010, we announced that the Board of Directors of the Company had authorized the Company to explore strategic alternatives for our Pharmaceuticals business, including a potential sale of that business. This decision by the Board reflects our focus on returning the Company to profitable growth, and our renewed commitment to pursuing growth opportunities and investments in our Medical Device and In Vitro Diagnostics businesses. We have retained Piper Jaffray & Co. as our financial advisor in connection with this process. We have made no decision to enter into any transaction regarding the Pharmaceuticals business, and there can be no assurance that we will enter into such a transaction in the future.

Critical Accounting Policies
     Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. For a detailed description of our critical accounting policies, see the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2010.
Results of Operations

	Three Months Ended
	December 31,	December 31,	Increase
(Dollars in thousands)	2010	2009	(Decrease)	Change
Revenue:
Medical Device	$9,808	$11,514	$(1,706)	(15)%
Pharmaceuticals	2,673	3,581	(908)	(25)%
In Vitro Diagnostics	2,687	2,286	401	18%

Total revenue	$15,168	$17,381	$(2,213)	(13)%

     Revenue. Revenue during the first quarter of fiscal 2011 was $15.2 million, a decrease of $2.2 million, or 13%, compared with the first quarter of fiscal 2010. The decrease in revenue, as detailed in the table above, is further explained in the narrative below.
     Medical Device. Revenue in Medical Device was $9.8 million in the first quarter of fiscal 2011, a decrease of 15% compared with $11.5 million in the first quarter of fiscal 2010. The decrease in total revenue reflects lower royalties and licenses fees and lower R&D revenue, partially offset by higher product sales. Our royalty revenue from Cordis decreased as a result of 40% lower CYPHER® stent sales.
     Medical Device derives a substantial amount of revenue from royalties and license fees and product sales attributable to Cordis Corporation, a Johnson & Johnson company, on its CYPHER® Sirolimus-eluting Coronary Stent. The CYPHER® stent incorporates a proprietary SurModics polymer coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in coronary artery lesions. The CYPHER® stent faces continuing competition from Boston Scientific, Medtronic and Abbott Laboratories. Stents from these companies compete directly with the CYPHER® stent both domestically and internationally. For the last several years, royalty revenue and reagent product sales have decreased as a result of lower CYPHER® stent sales. We anticipate that royalty revenue from the CYPHER® stent is likely to decrease in fiscal 2011 and beyond as the various marketers of drug-eluting stents compete, and as others enter the marketplace. We also receive a royalty on sales of delivery systems used to deliver the Medtronic Endeavor® and Endeavor® Resolute drug-eluting stents. These stent delivery systems incorporate our proprietary hydrophilic technology and are sold in the United States and internationally.
     Pharmaceuticals. Pharmaceuticals revenue was $2.7 million in the first quarter of fiscal 2011, a decrease of $0.9 million, or 25%, compared with the first quarter of fiscal 2010. The decrease principally reflects lower R&D revenue, as well as lower product sales. While the Pharmaceuticals business unit continues to experience softness in the R&D environment, certain R&D customers have increased activity in recent months. However, there continues to be select customers that have delayed, slowed or cancelled development projects as a result of various factors, including current economic conditions.
     In Vitro Diagnostics. Revenue in In Vitro Diagnostics was $2.7 million in the first quarter of fiscal 2011, an increase of 18% compared with $2.3 million in the prior-year period. This increase was attributable to higher sales of our BioFX branded products and higher antigen sales, partially offset by lower microarray slide sales.
     Product costs. Product costs were $1.8 million in the first quarter of fiscal 2011, compared with $2.0 million in the prior-year period. The $0.2 million decrease in product costs principally reflects the mix of products sold. Overall product margins averaged 62%, compared with 57% reported last year.
     Customer research and development expenses. Customer research and development (“Customer R&D”) expenses were $4.7 million, an increase of 42% compared with the first quarter of fiscal 2010. The increase principally reflects the fixed overhead costs attributable to our Alabama research and development operations, including our current Good Manufacturing Practices (cGMP) manufacturing facility. Customer R&D margins were negative 68%, compared with positive 9% in the first quarter of fiscal 2010.
     Other research and development expenses. Other research and development (“Other R&D”) expenses were $2.1 million for the first quarter of fiscal 2011, a decrease of 55% compared with the first quarter of fiscal 2010. The decrease is primarily a result of therapeutic grant income recognized (which is recorded as a reduction of expenses) of approximately $0.8 million associated with awards received under the federal qualified therapeutic discovery project program and the impact of lower labor costs resulting from the October 2010 organizational changes.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $5.2 million for the three months ended December 31, 2010, an increase of 13% compared with $4.6 million in the prior-year period. The increase was primarily attributable to non-recurring advisory services expenses related to the 2011 Annual Meeting of shareholders and higher variable compensation costs.
     Goodwill impairment charge. In the first quarter of fiscal 2011, we recorded a $0.8 million goodwill impairment charge associated with our SurModics Pharmaceuticals, Inc. (SurModics Pharma) reporting unit. A milestone was achieved during the quarter associated with the July 2007 acquisition of SurModics Pharma and $0.8 million of additional purchase price was recorded as an increase to goodwill. There have been no substantial changes in operating results for SurModics Pharma in fiscal 2011 when compared with fiscal 2010 and as such we concluded the goodwill associated with the milestone payment was fully impaired. There may be additional earn-out milestone payments in the future and if operations do not improve for the SurModics Pharma reporting unit, there could be additional goodwill impairments.
     Restructuring charges. In October 2010, we announced initiatives to reduce our cost structure and renew our focus on business units to more closely match operations and cost structure with the current customer environment. As a result of the organization change, we eliminated 30 positions, or approximately 13% of our workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the first quarter of fiscal 2011. The reorganization also resulted in SurModics vacating a leased production facility in Birmingham, Alabama with the production activities relocated to one of our owned facilities in Birmingham.
     We recorded total restructuring charges of $1.2 million in connection with the reorganization. These pre-tax charges consisted of $1.2 million of severance pay and benefits expenses and less than $0.1 million of facility-related costs. Costs totaling $0.8 million have been paid, and we anticipate paying the remaining $0.4 million within the next twelve months.
     Other income, net. Other income was $0.2 million in the first quarter of fiscal 2011, compared with $0.3 million in the first quarter of fiscal 2010. Income from investments was $0.2 million, compared with $0.3 million in the prior-year period. The decrease primarily reflects lower yields on our investment balances.
     Income tax benefit (provision). The income tax provision was a benefit of $0.1 million in the first quarter of fiscal 2011, compared with an expense of $1.1 million in the first quarter of fiscal 2010. The effective tax rate was 24.5%, compared with 37.5% in the prior-year period. The reduction in effective tax rate is principally driven by therapeutic grant income in fiscal 2011, which is tax-exempt for federal purposes and the retroactive extension of the federal tax credit for research activities to January 1, 2010.
Liquidity and Capital Resources
     Operating Activities. As of December 31, 2010, we had working capital of $31.5 million, of which $24.5 million consisted of cash, cash equivalents and short-term investments. Working capital increased $1.7 million from the September 30, 2010 level, driven principally by higher cash and short-term investment balances, offset by an increase in accrued compensation and deferred revenue balances. Our cash and cash equivalents, short-term and long-term investments totaled $59.7 million at December 31, 2010, an increase of $2.9 million from $56.8 million at September 30, 2010. Our investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Our policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while meeting or exceeding a benchmark (Merrill Lynch 1-3 Year Government-Corporate Index) total rate of return. Management continues to direct its investment advisors to manage the investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its investments.
     We had cash flows from operating activities of approximately $5.3 million in the first quarter of fiscal 2011, compared with $8.3 million in the first three months of fiscal 2010. The decrease compared with prior-year results primarily reflects lower operating results in fiscal 2011 as well as the fiscal 2010 receipt of a $3.5 million up-front licensing fee from Genentech associated with a license and development agreement.
     Investing Activities. We invested $1.4 million in property and equipment in the first quarter of fiscal 2011, compared with $3.6 million in the prior-year period. The lower property and equipment investment in fiscal 2011 is a return to more historical investment levels. Fiscal 2010 investment reflects higher spending associated with the final phase of completion of the Birmingham, Alabama

cGMP facility. In addition, both fiscal periods included $0.8 million milestone payments associated with the SurModics Pharmaceuticals acquisition in July 2007.
     Financing Activities. In November 2007, our Board of Directors authorized the repurchase of $35.0 million of the Company’s common stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date. No shares were repurchased during the three months ended December 31, 2010. Under the current authorization, we have $5.3 million remaining available for share repurchases at December 31, 2010.
     As of December 31, 2010, the Company had no debt outstanding under our $25 million unsecured revolving credit facility. In connection with the credit facility, we are required to maintain certain financial and nonfinancial covenants. We were not in compliance with certain covenants in fiscal 2010, however, we are in compliance with all covenants for the first quarter of fiscal 2011. We are working with the bank to obtain waivers for certain fiscal 2010 covenants and expect to complete these activities by the end of the second quarter of fiscal 2011. We believe that noncompliance will not cause liquidity issues given our investment holdings and cash generated by operations.
     We do not have any other credit agreements and believe that our existing cash, cash equivalents and investments, together with cash flow from operations, will provide liquidity sufficient to meet the below stated needs and fund our operations for the next twelve months. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms, if at all. Our anticipated liquidity needs for the remainder of fiscal 2011 include, but are not limited to, the following: general capital expenditures in the range of $2.5 million to $4.0 million; contingent consideration payments, related to our acquisitions of SurModics Pharma (up to $4.9 million), as well as the purchase of certain assets from PR Pharmaceuticals, Inc.; and any amounts associated with the repurchase of common stock under the authorization discussed above.
Off-Balance Sheet Arrangements
     As of December 31, 2010, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning our growth strategy, product development programs, future cash flow and sources of funding, short-term liquidity requirements, the impact of potential lawsuits or claims, and the impact of the Cordis and Genentech agreements, as well as other significant customer agreements. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent the Company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Part II, Item 1A of this Form 10-Q. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.
     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others:
•	our ability to successfully identify, negotiate, sign and close a potential strategic transaction related to our Pharmaceuticals business;

•	the inability to realize the anticipated benefits of any potential transaction regarding our Pharmaceuticals business, if consummated, or of our other recent cost savings initiatives;

•	the potential adverse impact to our business as a result of our announcement to pursue strategic alternatives for our Pharmaceuticals business;

•	the Company’s reliance on a small number of significant customers, which causes our financial results and stock price to be subject to factors affecting those significant customers and their products, the timing of market introduction of their or competing products, product safety or efficacy concerns and intellectual property litigation could adversely affect our growth strategy and the royalty revenue we derive;

•	general economic conditions which are beyond our control, including the impact of recession, business investment and changes in consumer confidence;

•	the Company’s change in its organizational structure may not increase the number of market segments and applications that use its technologies;

•	a decrease in the value of the Company’s cash or investment holdings could impact short-term liquidity requirements;

•	the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances or approvals, which may result in lost market opportunities or postpone or preclude product commercialization by licensees;

•	the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors;

•	the Company’s ability to successfully internally perform certain product development activities and governmental and regulatory compliance activities which the Company has not previously undertaken in any significant manner; and

•	other factors described below in “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K, which you are encouraged to read carefully.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s investment policy requires the Company to invest in high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $0.8 million decrease in the fair value of the Company’s available-for-sale and held-to-maturity securities as of December 31, 2010, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     There have been no material developments in the legal proceedings previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2010.
Item 1A. Risk Factors.
     In our report on Form 10-K for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission on December 14, 2010, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.
     There have been no material change in our risk factors subsequent to the filing of our Form 10-K for the fiscal year ended September 30, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837
3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 — Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837
10.1*	Offer Letter dated as of December 14, 2010 (in favor of Gary R. Maharaj executed by SurModics, Inc.)**
10.2*	Severance Agreement by and between Gary R. Maharaj and SurModics, Inc. dated as of December 14, 2010**
10.3	Agreement by and among SurModics, Inc. and the Ramius Group dated as of January 5, 2011 — incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 5, 2011, SEC File No. 0-23837
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 4, 2011	SurModics, Inc.
	By:	/s/ Philip D. Ankeny
Philip D. Ankeny
Senior Vice President and Chief Financial Officer (duly authorized signatory and principal financial officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended December 31, 2010
SURMODICS, INC.

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837
3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 — incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837
10.1*	Offer Letter dated as of December 14, 2010 (in favor of Gary R. Maharaj executed by SurModics, Inc.)**
10.2*	Severance Agreement by and between Gary R. Maharaj and SurModics, Inc. dated as of December 14, 2010**
10.3	Agreement by and among SurModics, Inc. and the Ramius Group dated as of January 5, 2011 — incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 5, 2011, SEC File No. 0-23837
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Management contract or compensatory plan or arrangement