Form 10-Q/A
period 2010-12-31
SURMODICS INC
filed 2011-05-06
CIK 924717

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

SurModics, Inc.
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010, as originally filed with the Securities and Exchange Commission (the “SEC”) on February 4, 2011 (the “Original Filing”), is being filed to reflect a restatement of its condensed consolidated financial statements as of December 31, 2010, as discussed in Note 1 to the financial statements included at Item 1.
In connection with the Company’s preparation of the Original Filing, the Company determined that the conditions associated with a $4.9 million milestone payment obligation had not been met, and as a result, no liability was recorded. In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, the Company determined that it should have recorded the $4.9 million milestone payment obligation in the fiscal quarter ended December 31, 2010, and an associated increase to goodwill in the Pharmaceuticals reporting unit, as the conditions associated with that milestone were determined to have been satisfied as of December 31, 2010. As a result, in this Form 10-Q/A, the Company is restating its condensed consolidated financial statements and related disclosures to recognize the obligation, and the related goodwill impairment charge and tax adjustments.
Although this Form 10-Q/A supersedes the Original Filing in its entirety, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. While the foregoing items have been updated, this amended report does not reflect any other events occurring after the filing of the Form 10-Q on February 4, 2011. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SurModics, Inc. and Subsidiaries
     Condensed Consolidated Balance Sheets

	December 31,
	2010	September 30,
	(As Restated)	2010
(in thousands, except share data)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$14,309	$11,391
Short-term investments	10,149	9,105
Accounts receivable, net of allowance for doubtful accounts of $350 and $461 as of December 31 and September 30, 2010, respectively	8,764	8,987
Inventories	3,111	3,047
Deferred tax asset	678	247
Prepaids and other	2,814	4,701

Total current assets	$39,825	$37,478

Property and equipment, net	65,043	65,395
Long-term investments	35,247	36,290
Deferred tax asset	3,443	2,606
Intangible assets , net	14,869	15,257
Goodwill	8,010	8,010
Other assets, net	5,048	5,243

Total assets	$171,485	$170,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,850	$3,341
Accrued liabilities:
Compensation	1,516	930
Accrued other	6,403	1,753
Deferred revenue	1,793	562
Other current liabilities	1,474	1,061

Total current liabilities	14,036	7,647
Deferred revenue, less current portion	3,773	3,598
Other long-term liabilities	4,702	4,675

Total liabilities	$22,511	$15,920

Commitments and contingencies (Note 15)
Stockholders’ Equity
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 17,488,634 and 17,423,601 shares issued and outstanding	874	871
Additional paid-in capital	70,672	69,702
Accumulated other comprehensive income	699	886
Retained earnings	76,729	82,900

Total stockholders’ equity	148,974	154,359

Total liabilities and stockholders’ equity	$171,485	$170,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
     Condensed Consolidated Statements of Operations

	Three Months Ended
	December 31,
	2010
	(As Restated)	2009
(In thousands, except net (loss) income per share)	(Unaudited)
Revenue
Royalties and license fees	$7,566	$9,198
Product sales	4,792	4,548
Research and development	2,810	3,635

Total revenue	15,168	17,381

Operating costs and expenses
Product	1,825	1,957
Customer research and development	4,731	3,323
Other research and development	2,132	4,719
Selling, general and administrative	5,214	4,614
Goodwill impairment	5,650	—
Restructuring charges	1,236	—

Total operating costs and expenses	20,788	14,613

(Loss) income from operations	(5,620)	2,768

Other income
Investment income, net	185	297
Other income, net	36	—

Other income, net	221	297

(Loss) income before income taxes	(5,399)	3,065
Income tax provision	(772)	(1,148)

Net (loss) income	$(6,171)	$1,917

Basic net (loss) income per share	$(0.36)	$0.11
Diluted net (loss) income per share	$(0.36)	$0.11

Weighted average shares outstanding
Basic	17,383	17,396
Dilutive effect of outstanding stock options and non-vested stock	—	44

Diluted	17,383	17,440
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	December 31,
	2010
	(As Restated)	2009
(in thousands)	(Unaudited)
Operating Activities
Net (loss) income	$(6,171)	$1,917
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	1,792	1,744
Amortization of premium on investments	27	35
Stock-based compensation	974	1,535
Deferred tax	(1,142)	2,840
Goodwill impairment charge	5,650	—
Excess tax benefit from stock-based compensation plans	2	38
Other	125	—
Change in operating assets and liabilities:
Accounts receivable	223	(341)
Inventories	(64)	(113)
Accounts payable and accrued liabilities	428	(262)
Income taxes	1,950	(2,501)
Deferred revenue	1,406	3,370
Prepaids and other	75	(12)

Net cash provided by operating activities	5,275	8,250

Investing Activities
Purchases of property and equipment	(1,393)	(3,572)
Purchases of available-for-sale investments	(1,412)	(8,284)
Sales/maturities of investments	1,200	3,970
Payments related to prior business acquisitions	(750)	(750)

Net cash used in investing activities	(2,355)	(8,636)

Financing Activities
Excess tax benefit from stock-based compensation plans	(2)	(38)
Issuance of common stock	—	282
Purchase of common stock to pay employee taxes	—	(365)

Net cash used in financing activities	(2)	(121)

Net change in cash and cash equivalents	2,918	(507)

Cash and Cash Equivalents
Beginning of period	11,391	11,636

End of period	$14,309	$11,129

Supplemental Information
Cash paid for income taxes	$(36)	$809
Noncash transaction — acquisition of property, plant, and equipment on account	$348	$214
Noncash transaction — acquisition of intangible assets on account	$—	$210
Noncash transaction — milestone payment obligation	$4,900	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Period Ended December 31, 2010
(Unaudited)
(1) Basis of Presentation and Restatement
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three-month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the entire 2011 fiscal year.
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
     Restatement
     In the three-month period ended December 31, 2010, the Company originally determined that the conditions associated with a $4.9 million milestone payment obligation related to the 2007 acquisition of SurModics Pharmaceuticals, Inc. (“SurModics Pharmaceuticals”) had not been met, and as a result, did not record a liability associated with this amount during such period. Subsequent to the issuance of its condensed financial statements for such period, the Company determined that it should have recorded this additional $4.9 million milestone payment obligation and an associated increase to goodwill in the Pharmaceuticals reporting unit. The Company has further determined that this additional goodwill should be impaired, as the operating performance of the Pharmaceuticals reporting unit did not support continuing recognition of the goodwill asset. Accordingly, the condensed consolidated financial statements have been restated to reflect the increased goodwill impairment charge and tax adjustments.
     The tables below show the net changes between the financial statements as previously reported and as restated (in thousands).
Table 1 Condensed Consolidated Balance Sheets

	As Reported	Adjustment	As Restated
	December 31, 2010	December 31, 2010	December 31, 2010
Prepaid and other	$3,662	$(848)	$2,814
Total current assets	40,673	(848)	39,825
Total assets	172,333	(848)	171,485
Accrued other liabilities	1,503	4,900	6,403
Total current liabilities	9,136	4,900	14,036
Other long-term liabilities	4,656	46	4,702
Total liabilities	17,565	4,946	22,511
Retained earnings	82,523	(5,794)	76,729
Total stockholders’ equity	154,768	(5,794)	148,974
Total liabilities and stockholders’ equity	$172,333	$(848)	$171,485

Table 2 Condensed Consolidated Statements of Operations

	As Reported		As Restated
	Three months ended		Three months ended
	December 31, 2010	Adjustment	December 31, 2010
Goodwill impairment	$750	$4,900	$5,650
Total operating costs and expenses	15,888	4,900	20,788
(Loss) income from operations	(720)	(4,900)	(5,620)
(Loss) income before income taxes	(499)	(4,900)	(5,399)
Income tax benefit (provision)	122	(894)	772
Net loss	$(377)	$(5,794)	$(6,171)
Basic net (loss) income per share	$(0.02)	$(0.34)	$(0.36)
Diluted net (loss) income per share	$(0.02)	$(0.34)	$(0.36)

Table 3 Condensed Consolidated Statements of Cash Flows

	As Reported		As Restated
	Three months ended		Three months ended
	December 31, 2010	Adjustment	December 31, 2010
Net (loss) income	$(377)	$(5,794)	$(6,171)
Goodwill impairment charge	750	4,900	5,650
Income taxes	$1,056	$894	$1,950
Supplemental Information
Noncash transaction — milestone payment obligation	$0	$4,900	$4,900
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
(8) Goodwill
     The following table summarizes the changes in carrying amount of goodwill (in thousands):

Balance at September 30, 2010	$8,010
Accrued liability related to prior business acquisitions	4,900
Payments related to prior business acquisitions	750
Goodwill impairment	(5,650)
Balance at December 31, 2010	$8,010
     Goodwill represents the excess of the cost of the acquired entities over the fair value assigned to the assets purchased and liabilities assumed in connection with the Company’s acquisitions. The carrying amount of goodwill is evaluated annually, and between annual evaluations if events occur or circumstances change indicating that the carrying amount of goodwill may be impaired.
     During the Company’s fiscal 2010 annual test of goodwill impairment, the Company determined that goodwill related to the SurModics Pharmaceutical, Inc. (SurModics Pharma) reporting unit was fully impaired and a non-cash goodwill impairment charge totaling $13.8 million was recognized in the fourth quarter of fiscal 2010
     In the first quarter of fiscal 2011, two milestones were achieved associated with the July 2007 acquisition of SurModics Pharma and $5.7 million of additional purchase price was recorded as an increase to goodwill. There have been no substantial changes in operating results for SurModics Pharma in fiscal 2011 and as such the Company concluded the goodwill associated with these milestone events was fully impaired as well and a $5.7 million non-cash goodwill impairment charge was recognized in the first quarter of fiscal 2011.

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

(12) Comprehensive (Loss) Income
     The components of comprehensive (loss) income are as follows (in thousands):

	Three months ended
	December 31,
	2010	2009
Net (loss) income	$(6,171)	$1,917
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities arising during the period	(187)	(512)
Less reclassification adjustment for realized gains included in net income, net of tax	—	—

Other comprehensive loss	(187)	(512)

Comprehensive (loss) income	$(6,358)	$1,405

(13) Income Taxes
     The Company recorded an income tax provision of $0.8 million and $1.1 million for the three-month periods ended December 31, 2010 and 2009, respectively. The effective tax rate for the three-month period ended December 31, 2010 was not meaningful because a tax expense was recorded on a pretax loss. The effective tax rate for the three-month period ended December 31, 2009 was 37.5%. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the three-months ended December 31, 2010 reflects the impact of permanent tax items and a discrete tax benefit discussed below. For the three-months ended December 31, 2009 the difference between the U.S. federal statutory rate and the Company’s effective tax rate reflects state income taxes.
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
     SurModics Pharmaceuticals, Inc. In July 2007, the Company acquired 100% of the capital stock of SurModics Pharmaceuticals, Inc. (SurModics Pharma) a drug delivery company that provides proprietary polymer-based technologies to companies developing pharmaceutical products. The sellers of SurModics Pharma are still eligible to receive up to $2.9 million in additional consideration based on successful achievement of specified milestones through calendar 2011.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with both the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q/A, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2010. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statement entitled “Forward-Looking Statements” located at the end of Part I of this report.
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
     Goodwill impairment charge. In the first quarter of fiscal 2011, we recorded a $5.7 million goodwill impairment charge associated with our SurModics Pharmaceuticals, Inc. (SurModics Pharma) reporting unit. Two milestone events were achieved during the quarter associated with the July 2007 acquisition of SurModics Pharma and $5.7 million of additional purchase price was recorded as an increase to goodwill. There have been no substantial changes in operating results for SurModics Pharma in fiscal 2011 when compared with fiscal 2010 and as such we concluded the goodwill associated with the milestone events was fully impaired. There may be additional earn-out milestone payments in the future and if operations do not improve for the SurModics Pharma reporting unit, there could be additional goodwill impairments.
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
     Income tax provision. The income tax provision was $0.8 million in the first quarter of fiscal 2011, compared with $1.1 million in the first quarter of fiscal 2010. The effective tax rate for the three-month period ended December 31, 2010 was not meaningful because a tax expense was recorded on a pretax loss. The effective tax rate was 37.5% in the prior-year period. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the three-month period ended December 31, 2010 reflects the impact of permanent tax items and a discrete tax benefit associated with extension of the term of the federal tax credit for research activities. For the three-month period ended December 31, 2009 the difference between the U.S. federal statutory rate and the Company’s effective tax rate reflects state income taxes.
Liquidity and Capital Resources
     Operating Activities. As of December 31, 2010, we had working capital of $25.8 million, of which $24.5 million consisted of cash, cash equivalents and short-term investments. Working capital decreased $4.0 million from the September 30, 2010 level, driven principally by an increase in accrued liabilities associated with a $4.9 million milestone payment obligation related to the 2007 SurModics Pharma acquisition, offset somewhat by higher cash and short-term investment balances. Our cash and cash equivalents, short-term and long-term investments totaled $59.7 million at December 31, 2010, an increase of $2.9 million from $56.8 million at September 30, 2010. Our investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Our policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while meeting or exceeding a benchmark (Merrill Lynch 1-3 Year Government-Corporate Index) total rate of return. Management continues to direct its investment advisors to manage the investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its investments.
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
     We do not have any other credit agreements and believe that our existing cash, cash equivalents and investments, together with cash flow from operations, will provide liquidity sufficient to meet the below stated needs and fund our operations for the next twelve months. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms, if at all. Our anticipated liquidity needs for the remainder of fiscal 2011 include, but are not limited to, the following: general capital expenditures in the range of $2.5 million to $4.0 million; contingent consideration payments, related to our acquisitions of SurModics Pharma of $4.9 million, as well as the purchase of certain assets from PR Pharmaceuticals, Inc.; and any amounts associated with the repurchase of common stock under the authorization discussed above.
Off-Balance Sheet Arrangements
     As of December 31, 2010, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q/A, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning our growth strategy, product development programs, future cash flow and sources of funding, short-term liquidity requirements, the impact of potential lawsuits or claims, and the impact of the Cordis and Genentech agreements, as well as other significant customer agreements. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent the Company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Part II, Item 1A of this Form 10-Q/A. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.
     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others:
•	our ability to successfully identify, negotiate, sign and close a potential strategic transaction related to our Pharmaceuticals business;
•	the inability to realize the anticipated benefits of any potential transaction regarding our Pharmaceuticals business, if consummated, or of our other recent cost savings initiatives;
•	the potential adverse impact to our business as a result of our announcement to pursue strategic alternatives for our

Pharmaceuticals business;
•	the Company’s reliance on a small number of significant customers, which causes our financial results and stock price to be subject to factors affecting those significant customers and their products, the timing of market introduction of their or competing products, product safety or efficacy concerns and intellectual property litigation could adversely affect our growth strategy and the royalty revenue we derive;
•	general economic conditions which are beyond our control, including the impact of recession, business investment and changes in consumer confidence;
•	the Company’s change in its organizational structure may not increase the number of market segments and applications that use its technologies;
•	a decrease in the Company’s available cash or the value of its investment holdings could impact short-term liquidity requirements;
•	the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances or approvals, which may result in lost market opportunities or postpone or preclude product commercialization by licensees;
•	the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors;
•	the Company’s ability to successfully internally perform certain product development activities and governmental and regulatory compliance activities which the Company has not previously undertaken in any significant manner; and
•	other factors described below in “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K, which you are encouraged to read carefully.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer originally concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.
     In connection with the Company’s preparation of the Form 10-Q for the quarterly period ended December 31, 2010, to which this Form 10-Q/A relates, the Company determined that the conditions associated with a $4.9 million milestone payment obligation related to the July 2007 acquisition of SurModics Pharmaceuticals had not been met. On April 25, 2011, in connection with the preparation of the Company’s Form 10-Q for the quarterly period ended March 31, 2011, the Company determined that it should have recorded the additional $4.9 million milestone payment obligation in the quarterly period ended December 31, 2010, and an associated increase to goodwill in the Pharmaceuticals reporting unit, as the conditions associated with that milestone were determined to have been satisfied as of December 31, 2010. The Company further determined that this additional goodwill should be impaired, as the operating performance of the Pharmaceuticals reporting unit did not support continuing recognition of the goodwill asset.
     After evaluating the events that led to the need for the restatement, the Company’s Chief Executive Officer and Chief Financial Officer concluded on April 25, 2011 that the design of the Company’s disclosure controls and procedures was effective but that in this instance, a material weakness occurred in the operation of such controls and procedures for determining milestone payment obligations related to the acquisition of SurModics Pharmaceuticals, Inc. As a result, the Company’s Chief Executive and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of December 31, 2010. The Company has taken action to remediate the controls and procedures for determining milestone payment obligations related to the acquisition of SurModics Pharmaceuticals, Inc. to ensure such controls and procedures operate effectively.
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
Item 1A. Risk Factors.
     In our report on Form 10-K for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission on December 14, 2010, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q/A.
     There have been no material change in our risk factors subsequent to the filing of our Form 10-K for the fiscal year ended September 30, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837

3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 — Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837

10.1*	Offer Letter dated as of December 14, 2010 (in favor of Gary R. Maharaj executed by SurModics, Inc.)**

10.2*	Severance Agreement by and between Gary R. Maharaj and SurModics, Inc. dated as of December 14, 2010**

10.3	Agreement by and among SurModics, Inc. and the Ramius Group dated as of January 5, 2011 — incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 5, 2011, SEC File No. 0-23837

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010, filed with the Securities and Exchange Commission on February 4, 2011

**	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2011	SurModics, Inc.
	By:	/s/ Philip D. Ankeny
Philip D. Ankeny
Senior Vice President and Chief Financial Officer (duly authorized signatory and principal financial officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-Q/A
For the Quarter Ended December 31, 2010
SURMODICS, INC.

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837

3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 — incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837

10.1*	Offer Letter dated as of December 14, 2010 (in favor of Gary R. Maharaj executed by SurModics, Inc.)**

10.2*	Severance Agreement by and between Gary R. Maharaj and SurModics, Inc. dated as of December 14, 2010**

10.3	Agreement by and among SurModics, Inc. and the Ramius Group dated as of January 5, 2011 — incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 5, 2011, SEC File No. 0-23837

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010, filed with the Securities and Exchange Commission on February 4, 2011

**	Management contract or compensatory plan or arrangement