Form 10-Q
period 2011-03-31
SURMODICS INC
filed 2011-05-10
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐       No ☑
The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of May 1, 2011 was 17,516,828.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SurModics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2011	2010
(in thousands, except share data)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$15,494	$11,391
Short-term investments	11,041	9,105
Accounts receivable, net of allowance for doubtful accounts of $304 and $461 as of March 31, 2011 and September 30, 2010, respectively	9,981	8,987
Inventories	3,084	3,047
Deferred tax asset	639	247
Prepaids and other	1,314	4,701

Total current assets	$41,553	$37,478

Property and equipment, net	64,560	65,395
Long-term investments	33,436	36,290
Deferred tax asset	4,148	2,606
Intangible assets, net	14,483	15,257
Goodwill	8,010	8,010
Other assets, net	5,330	5,243

Total assets	$171,520	$170,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,208	$3,341
Accrued liabilities:
Compensation	2,013	930
Accrued other	3,293	1,753
Deferred revenue	1,543	562
Other current liabilities	1,177	1,061

Total current liabilities	10,234	7,647
Deferred revenue, less current portion	3,719	3,598
Other long-term liabilities	4,513	4,675

Total liabilities	$18,466	$15,920

Commitments and contingencies (Note 15)
Stockholders’ Equity
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 17,519,328 and 17,423,601 shares issued and outstanding	876	871
Additional paid-in capital	72,207	69,702
Accumulated other comprehensive income	754	886
Retained earnings	79,217	82,900

Total stockholders’ equity	153,054	154,359

Total liabilities and stockholders’ equity	$171,520	$170,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
(In thousands, except per share data)	(unaudited)		(unaudited)
Revenue
Royalties and license fees	$7,692	$7,779	$15,258	$16,977
Product sales	5,818	5,269	10,610	9,817
Research and development	3,984	5,312	6,794	8,947

Total revenue	17,494	18,360	32,662	35,741

Operating costs and expenses
Product costs	2,284	2,475	4,109	4,432
Customer research and development	5,031	4,783	9,762	8,106
Other research and development	3,269	4,565	5,401	9,284
Selling, general and administrative	4,868	4,109	10,082	8,723
Goodwill impairment charge	—	—	5,650	—
Restructuring charges	—	1,306	1,236	1,306
Asset impairment charge	—	2,074	—	2,074

Total operating costs and expenses	15,452	19,312	36,240	33,925

Income (loss) from operations	2,042	(952)	(3,578)	1,816

Other income
Investment income	166	281	351	578
Other income (loss), net	193	3	229	3

Other income	359	284	580	581

Income (loss) before income taxes	2,401	(668)	(2,998)	2,397
Income tax benefit (provision)	87	241	(685)	(907)

Net income (loss)	$2,488	$(427)	$(3,683)	$1,490

Basic net income (loss) per share	$0.14	$(0.02)	$(0.21)	$0.09
Diluted net income (loss) per share	$0.14	$(0.02)	$(0.21)	$0.09

Weighted average shares outstanding
Basic	17,407	17,369	17,395	17,378
Dilutive effect of outstanding stock options and non-vested stock	64	—	—	23

Diluted	17,471	17,369	17,395	17,401
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	March 31,
	2011	2010
(in thousands)	(Unaudited)
Operating Activities
Net (loss) income	$(3,683)	$1,490
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	3,595	3,852
Gain on sales of investments	(209)	(3)
Amortization of premium on investments	52	68
Stock-based compensation	2,175	2,760
Goodwill impairment charge	5,650	—
Restructuring charges	—	1,306
Asset impairment charge	—	2,074
Deferred taxes	(1,842)	856
Tax benefits from exercise of stock options	41	(90)
Change in operating assets and liabilities:
Accounts receivable	(994)	(1,485)
Inventories	(37)	18
Accounts payable and accrued liabilities	311	(956)
Income taxes	4,857	(1,129)
Deferred revenue	1,101	3,573
Prepaids and other	175	19

Net cash provided by operating activities	11,192	12,353

Investing Activities
Purchases of property and equipment	(2,403)	(5,614)
Purchases of available-for-sale investments	(24,950)	(10,696)
Sales/maturities of investments	25,579	6,172
Payments related to prior business acquisitions	(5,650)	(750)
Other investing activities	—	(501)

Net cash used in investing activities	(7,424)	(11,389)

Financing Activities
Tax benefit from exercise of stock options	(41)	90
Issuance of common stock	383	892
Repurchase of common stock	—	(2,032)
Purchase of common stock to pay employee taxes	(7)	(376)

Net cash provided by (used in) financing activities	335	(1,426)

Net change in cash and cash equivalents	4,103	(462)
Cash and Cash Equivalents
Beginning of period	11,391	11,636

End of period	$15,494	$11,174

Supplemental Information
Cash paid for income taxes	$(2,330)	$1,180
Noncash transaction — acquisition of property, plant, and equipment on account	$281	$195
Noncash transaction — acquisition of intangible assets on account	$—	$210
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Period Ended March 31, 2011
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three-month and six-month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire 2011 fiscal year.
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
     Assets and Liabilities Measured at Fair Value on a Recurring Basis
     In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Total Fair
	for Identical	Observable	Unobservable	Value as of
	Instruments	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2011
Assets:
Cash equivalents	$—	$4,137	$—	$4,137
Available for sale debt securities
US government obligations	—	26,426	—	26,426
Mortgage backed securities	—	4,635	—	4,635
Municipal bonds	—	2,694	—	2,694
Asset backed securities	—	1,334	—	1,334
Corporate bonds	—	6,317	—	6,317
Other assets	2,844	—	—	2,844

Total assets measured at fair value	$2,844	$45,543	$—	$48,387

     Short-term investments disclosed in the condensed consolidated balance sheets include held-to-maturity investments totaling $3.1 million as of March 31, 2011. Held-to-maturity investments are carried at an amortized cost.

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

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2011
	Available-for-Sale Debt Securities
	U.S. Government	Mortgage
	Obligations	Backed	Total
Balance, December 31, 2010	$695	$685	$1,380
Transfers into Level 3	—	—	—
Transfers out of Level 3	(695)	(68)	(763)
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	—	3	3
Purchases, issuances, sales and settlements, net	—	(620)	(620)

Balance, March 31, 2011	$—	$—	$—

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Six Months Ended March 31, 2011
	Available-for-Sale Debt Securities
	U.S. Government	Mortgage
	Obligations	Backed	Total
Balance, September 30, 2010	$704	$69	$773
Transfers into Level 3	—	—	—
Transfers out of Level 3	(695)	(68)	(763)
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	19	(1)	18
Purchases, issuances, sales and settlements, net	(28)	—	(28)

Balance, March 31, 2011	$—	$—	$—

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Three months ended March 31, 2010
	Available-for-Sale Debt Securities
	U.S. government obligations	Mortgage Backed	Total
Balance, December 31, 2009	$1,002	$75	$1,077
Transfers into Level 3	—	70	70
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	(6)	3	(3)
Purchases, issuances, sales and settlements, net	(72)	(3)	(75)

Balance, March 31, 2010	$924	$145	$1,069

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Six months ended March 31, 2010
	Available-for-Sale Debt Securities
	U.S. government obligations	Mortgage Backed	Total
Balance, September 30, 2009	$1,130	$73	$1,203
Transfers into Level 3	—	148	148
Transfers out of Level 3	(36)	(73)	(109)
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	(6)	3	(3)
Purchases, issuances, sales and settlements, net:	(164)	(6)	(170)

Balance, March 31, 2010	$924	$145	$1,069

     Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
     The Company’s investments in non-marketable securities of private companies are accounted for using the cost method, as the Company does not exert significant influence over the investee’s operating or financial activities. These investments, as well as held-to-maturity securities, are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other-than-temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or the Company’s participation in such financings. The Company also assesses the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a potentially lower valuation. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment and are Level 3 inputs.
(4) Investments
     Investments consist principally of U.S. government and government agency obligations and mortgage-backed securities and are classified as available-for-sale or held-to-maturity at March 31, 2011 and September 30, 2010. Available-for-sale investments are reported at fair value with unrealized gains and losses net of tax excluded from operations and reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income (loss). This adjustment results in a new cost basis for the investment. Investments that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. If there is an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity, the Company will write down the security to fair value with a corresponding adjustment to other income (loss). Interest on debt securities, including amortization of premiums and accretion of discounts, is included in other income (loss). Realized gains and losses from the sales of debt securities, which are included in other income (loss), are determined using the specific identification method.
     The original cost, unrealized holding gains and losses, and fair value of available-for-sale investments as of March 31, 2011 and September 30, 2010 were as follows (in thousands):

	March 31, 2011
		Unrealized	Unrealized
	Original Cost	Gains	Losses	Fair Value
U.S. government obligations	$26,437	$57	$(68)	$26,426
Mortgage-backed securities	4,552	126	(43)	4,635
Municipal bonds	2,671	30	(7)	2,694
Asset-backed securities	1,348	4	(18)	1,334
Corporate bonds	6,303	16	(2)	6,317

Total	$41,311	$233	$(138)	$41,406

	September 30, 2010
		Unrealized	Unrealized
	Original Cost	Gains	Losses	Fair Value
U.S. government obligations	$25,968	$395	$(34)	$26,329
Mortgage-backed securities	4,711	164	(48)	4,827
Municipal bonds	3,079	72	—	3,151
Asset-backed securities	1,146	8	(42)	1,112
Corporate bonds	5,828	24	—	5,852

Total	$40,732	$663	$(124)	$41,271

     The original cost and fair value of investments by contractual maturity at March 31, 2011 were as follows (in thousands):

	Amortized
	Cost	Fair Value
Debt securities due within:
One year	$7,956	$7,971
One to five years	27,964	28,021
Five years or more	5,391	5,414

Total	$41,311	$41,406

     The following table summarizes sales of available-for-sale securities for the three-month and six-month periods ended March 31, 2011(in thousands):

	Three Months
	Ended	Six Months Ended
	March 31,	March 31,
	2011	2011
Proceeds from sales	$23,380	$24,580
Gross realized gains	$210	$212
Gross realized losses	$(2)	$(4)
     At March 31, 2011, the amortized cost and fair market value of held-to-maturity debt securities was $3.1 million. Investments in securities designated as held-to-maturity consist of tax-exempt municipal bonds with maturity dates of less than one year as of March 31, 2011. At September 30, 2010, the amortized cost and fair market value of held-to-maturity debt securities were $4.1 million and $4.3 million.

(5) Inventories
     Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components (in thousands):

	March 31,	September 30,
	2011	2010
Raw materials	$1,047	$1,140
Finished products	2,037	1,907

Total	$3,084	$3,047

(6) Other Assets
     Other assets consist principally of strategic investments as follows (in thousands):

	March 31,	September 30,
	2011	2010
Investment in OctoPlus N.V.	$2,843	$2,624
Investment in Nexeon MedSystems	285	285
Investment in ThermopeutiX	1,185	1,185
Investment in Novocell	559	559
Other	458	590

Other assets	$5,330	$5,243

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
     The Company recognized revenue of less than $0.1 million and $0.1 million for the three-month periods ended March 31, 2011 and 2010, respectively, and recognized revenue of $0.1 million and $0.2 million for the six-month periods ended March 31, 2011 and 2010, respectively, from activity with companies in which it had a strategic investment.
(7) Intangible Assets
     Intangible assets consist principally of acquired patents and technology, customer relationships, licenses, and trademarks. The Company recorded amortization expense of $0.4 million in each of the three-month periods ended March 31, 2011 and 2010. The Company recorded amortization expenses of $0.8 million for each of the six-month periods ended March 31, 2011 and 2010.
     Intangible assets consisted of the following (in thousands):

	Useful life	March 31,	September 30,
	(in years)	2011	2010
Customer list	9 – 11	$8,657	$8,657
Core technology	8 – 18	8,330	8,330
Patents and other	2 – 20	2,376	2,376
Trademarks		600	600
Less accumulated amortization of intangible assets		(5,480)	(4,706)

Intangible assets, net		$14,483	$15,257

     Based on the intangible assets in service as of March 31, 2011, estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

Remainder of 2011	$772
2012	1,544
2013	1,544
2014	1,544
2015	1,533
2016	1,395
     Future amortization amounts presented above are estimates. Actual future amortization expense may be different, as a result of future acquisitions, impairments, changes in amortization periods, or other factors.
(8) Goodwill
     The following table summarizes the changes in carrying amount of goodwill (in thousands):

Balance at September 30, 2010	$8,010
Payments related to prior business acquisitions	5,650
Goodwill impairment	(5,650)

Balance at March 31, 2011	$8,010

     Goodwill represents the excess of the cost of the acquired entities over the fair value assigned to the assets purchased and liabilities assumed in connection with the Company’s acquisitions. The carrying amount of goodwill is evaluated annually, and between annual evaluations if events occur or circumstances change indicating that the carrying amount of goodwill may be impaired.
     During the Company’s fiscal 2010 annual test of goodwill impairment, the Company determined that goodwill related to the SurModics Pharmaceuticals, Inc. (SurModics Pharma) reporting unit was fully impaired and a non-cash goodwill impairment charge totaling $13.8 million was recognized in the fourth quarter of fiscal 2010
     In the first quarter of fiscal 2011, two milestones were achieved associated with the July 2007 acquisition of SurModics Pharma and $5.7 million of additional purchase price was recorded as an increase to goodwill. There have been no substantial changes in operating results for SurModics Pharma in the first quarter of fiscal 2011, and as such the Company concluded the goodwill associated with the milestone events was fully impaired, and a $5.7 million non-cash goodwill impairment charge was recognized in the three months ended December 31, 2010.
(9) Revolving Credit Facility
     In February 2011, the Company extended its two-year $25.0 million unsecured revolving credit facility through March 2012 with a reduction in the credit facility to $15 million. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based upon the Company’s funded debt to EBITDA ratio. As of March 31, 2011, the Company had no debt outstanding under the credit facility and was in compliance with all covenants. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. The Company was not in compliance with certain covenants in fiscal 2010; however, the Company obtained waivers for these covenant defaults as part of the credit facility extension completed in the second quarter of fiscal 2011.

(10) Stock-based Compensation
     The Company has stock-based compensation plans under which it grants stock options and restricted stock awards. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period. The Company’s stock-based compensation expenses were allocated as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Product costs	$52	$31	103	$66
Customer research and development	97	150	191	303
Other research and development	280	444	489	1,059
Selling, general and administrative	772	600	1,392	1,332

Total	$1,201	$1,225	$2,175	$2,760

     As of March 31, 2011, approximately $6.3 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.8 years. The unrecognized compensation costs above exclude $1.9 million associated with performance share awards that are currently not anticipated to be fully expensed because the performance conditions for certain award periods are not expected to be met.
Stock Option Plans
     The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair value of stock options granted during the three-month periods ended March 31, 2011 and 2010 was $4.84 and $6.44, respectively. The weighted average per share fair value of stock options granted during the six-month periods ended March 31, 2011 and 2010 was $3.96 and $6.91, respectively The assumptions used as inputs in the model were as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Risk-free interest rates	1.9%	2.1%	1.5%	2.0%
Expected life (years)	4.8	4.8	4.8	4.8
Expected volatility	45.6%	41.4%	45.0%	41.4%
Dividend yield	0%	0%	0%	0%
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
     No stock options were exercised during the three and six-month periods ended March 31, 2011. The total pre-tax intrinsic value of options exercised during the three-month period ended March 31, 2010 was $69,000. During the six-month period ended March 31, 2010 the total pre-tax intrinsic value of options exercised was $4,000. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period end.

Restricted Stock Awards
     The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (Restricted Stock). Under accounting guidance these shares are considered to be non-vested shares. The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. The stock-based compensation table above includes Restricted Stock expenses of $0.2 million and $0.4 million during the three-month and six-month periods ended March 31, 2011, respectively, and $0.2 million and $0.5 million for the three-month and six-month periods ended March 31, 2010, respectively.
Performance Share Awards
     The Company has entered into performance share agreements with certain key employees, covering the issuance of common stock (Performance Shares). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives, which must be achieved during the performance period. Compensation is recognized in each period based on management’s best estimate of the achievement level of the grants’ specified performance objectives and the resulting vesting amounts. The Company recognized expenses of approximately $0.1 million and $0.1 million related to Performance Shares for the three-month and six-month periods ended March 31, 2011, respectively. For the three-month period ended March 31, 2010, the Company did not recognize an expense and for the six-month period ended March 31, 2010, the Company recognized expenses of less than $0.1 million.
1999 Employee Stock Purchase Plan
     Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of March 31, 2011 and 2010, there were less than $0.1 million and $0.1 million of employee contributions, respectively, included in accrued liabilities in the accompanying condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three-month periods ended March 31, 2011 and 2010 totaled less than $0.1 million and $0.1 million, respectively. Stock compensation expense for the six-month periods ended March 31, 2011 and 2010 totaled $0.1 million in each period. The stock-based compensation table above includes the Stock Purchase Plan expenses.
(11) Restructuring Charges
     The Company recorded total restructuring charges of approximately $1.2 million in connection with the reorganization announced in October 2010. The charges for fiscal 2011 have been presented separately as restructuring charges in the condensed consolidated statements of operations. These pre-tax charges consisted of $1.2 million of severance pay and benefit expenses and $0.1 million of facility-related costs. The restructuring was expected to result in approximately $3.0 to $3.5 million in annualized cost savings. Cash payments associated with the fiscal 2011 restructuring event totaled $1.1 million as of March 31, 2011, leaving a balance of $0.1 million. There were also payments of $0.1 million associated with facility-related costs in the period related to the fiscal 2009 and 2010 restructuring events. The remaining balance for all restructuring charges is expected to be paid within the next 33 months. The current portion totaling $1.1 million is recorded as a current liability within other accrued liabilities and the long-term portion totaling $0.1 million is recorded as a long-term liability within other long-term liabilities within the condensed consolidated balance sheets.
     The following table summarizes the restructuring accrual activity for the six-month period ended March 31, 2011 (in thousands):

	Employee	Facility-
	severance and	related
	benefits	costs	Total
Balance at September 30, 2010	$4	$1,179	$1,183
Accruals during the period	1,174	62	1,236
Cash payments	(1,057)	(191)	(1,248)

Balance at March 31, 2011	$121	$1,050	$1,171

(12) Comprehensive Income (Loss)
     The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income (loss)	$2,488	$(427)	$(3,683)	$1,490
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	183	(100)	(3)	(612)
Less reclassification adjustment for realized gains included in net income, net of tax	(129)	(2)	(129)	(2)

Other comprehensive income (loss)	54	(102)	(132)	(614)

Comprehensive income (loss)	$2,542	$(529)	$(3,815)	$876

(13) Income Taxes
     The Company recorded an income tax benefit of $0.1 million and $0.2 million for the three-month periods ended March 31, 2011 and 2010, respectively, representing effective tax rates of negative 3.6% and positive 36.1%, respectively. The Company recorded income tax provisions of $0.7 million and $0.9 million for the six-month periods ended March 31, 2011 and 2010, respectively, representing effective tax rates of negative 22.8% and positive 37.8%, respectively. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate reflects the non-deductible goodwill impairment for the three-and six-month periods ended March 31, 2011. For the three-and six-month periods ended March 31, 2010 the difference between the U.S. federal statutory rate and the Company’s effective tax rate reflects state income taxes and other permanent items.
     The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of March 31, 2011 and September 30, 2010, respectively, are $1.8 million and $1.9 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next twelve months. Interest and penalties related to the unrecognized tax benefits are recorded in income tax expense.
     The Company files income tax returns, including returns for its subsidiaries, in the United States (U.S.) federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. The Internal Revenue Service commenced an examination of the Company’s U.S. income tax return for fiscal 2009 in the first quarter of fiscal 2011. U.S. tax returns for fiscal years ended September 30, 2007 and 2008 remain subject to examination by federal tax authorities. Tax returns for state and local jurisdictions for fiscal years ended September 30, 2003 through 2009 remain subject to examination by state and local tax authorities.
(14) Operating Segments
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.
     The Company manages its operations according to its three business units, as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device. End markets include coronary, peripheral, and neuro-vascular, and urology, among others; (2) the Pharmaceuticals unit, which incorporates a broad range of drug delivery technologies for injectable therapeutics, including microparticles, nanoparticles, and implants addressing a range of clinical applications including ophthalmology, oncology, dermatology and neurology, among others. Based in Birmingham, Alabama, the Pharmaceuticals business includes the Company’s current Good Manufacturing Practice (cGMP) manufacturing facility; and (3) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications. Products include microarray slide technologies, protein stabilization reagents, substrates, and antigens.
     The table below presents revenue and operating income (loss) from the business units, for the three-and six-month periods in fiscal 2011 and 2010, as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue
Medical Device	$9,977	$10,187	$19,785	$21,701
Pharmaceuticals	4,161	5,353	6,834	8,934
In Vitro Diagnostics	3,356	2,820	6,043	5,106

Total revenue	$17,494	$18,360	$32,662	$35,741

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Operating Income (Loss)
Medical Device	$4,685	$4,419	$10,369	$9,962
Pharmaceuticals	(2,260)	(3,355)	(11,317)	(5,322)
In Vitro Diagnostics	1,178	766	1,897	1,360
Corporate	(1,561)	(2,782)	(4,527)	(4,184)

Total	$2,042	$(952)	$(3,578)	$1,816

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Depreciation and amortization
Medical Device	$418	$551	$833	$1,097
Pharmaceuticals	1,008	1,192	2,015	2,037
In Vitro Diagnostics	199	210	398	417
Corporate	178	155	349	301

Total	$1,803	$2,108	$3,595	$3,852

     Segment results above for the six-month period ended March 31, 2011 include goodwill impairment charges of $5,650 in the Pharmaceuticals segment and restructuring charges of $1,236 in Corporate.
     Segment results above for the three-and six-month periods ended March 31, 2010 include an asset impairment charge of $2,074 in the Pharmaceuticals segment and restructuring charges of $1,306 in Corporate.
     Corporate includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board related, that have not been fully allocated to segments. Corporate also includes special charges, such as restructuring costs, which are not specific to a segment.
     Asset information by segment is not presented in the table above because the Company does not provide our chief operating decision maker assets by segment, as the data is not readily available.
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
     PR Pharmaceuticals, Inc. In November 2008, the Company’s subsidiary SurModics Pharma acquired certain contracts and assets of PR Pharmaceuticals, to enhance its portfolio of drug delivery technologies for the pharmaceutical and biotechnology industries. The sellers of PR Pharmaceuticals are still eligible to receive up to $3.0 million in additional consideration based on successful achievement of specified milestones for successful patent issuances and product development.
     Alabama Jobs Commitment. In April 2008, the Company purchased a 286,000 square foot office and warehouse facility to support cGMP needs of customers and the anticipated growth of the SurModics Pharma business. At the same time, SurModics Pharma entered into an agreement with various governmental authorities to obtain financial incentives associated with creation of jobs in Alabama. Some of the governmental agencies have recapture rights in connection with the financial incentives if a specific number of full-time employees are not hired by June 2012, with an extension to June 2013 if circumstances or events occur that are beyond the control of SurModics Pharma or could not have been reasonably anticipated by SurModics Pharma. As of March 31, 2011, SurModics Pharma has received $1.7 million in connection with the agreement, and the Company has recorded the payment in other long-term liabilities.

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
     The organizational change resulted in the Company presenting revenue and operating results as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device. End markets include coronary, peripheral, and neuro-vascular, and urology, among others; (2) the Pharmaceuticals unit, which incorporates a broad range of drug delivery technologies for injectable therapeutics, including microparticles, nanoparticles, and implants addressing a range of clinical applications including ophthalmology, oncology, dermatology and neurology, among others. Based in Birmingham, Alabama, the Pharmaceuticals business includes our cGMP manufacturing facility; and (3) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications. Products include microarray slide technologies, protein stabilization reagents, substrates, and antigens.
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

Overview of research and development activities
     We manage our customer-sponsored R&D programs (“Customer R&D”), based largely on the requirements of our customers. In this regard, our customers typically establish the various measures and metrics that are used to monitor a program’s progress, including key deliverables, milestones, timelines, and an overall program budget. The customer is ultimately responsible for deciding whether to continue or terminate a program, and does so based on research results (relative to the above measures and metrics) and other factors, including their own strategic and/or business priorities. Customer R&D programs are mainly in our Medical Device and Pharmaceuticals segments and the processes do not differ significantly.
     For our internal R&D programs (included in “Other R&D”) in our three segments, we utilize R&D review committees to prioritize these programs based on a number of factors, including a program’s strategic fit, commercial impact, potential competitive advantage, technical feasibility, and the amount of investment required. The measures and metrics used to monitor a program’s progress varies based on the program, and typically includes many of the same factors discussed above with respect to our Customer R&D programs. We typically make decisions to continue or terminate a program based on research results (relative to the above measures and metrics) and other factors, including our own strategic and/or business priorities, and the amount of additional investment required.
     With respect to cost components, R&D expenses in each of our three segments consist of labor, materials and overhead costs (utilities, depreciation, indirect labor, etc.) for both Customer R&D and Other R&D programs. We manage our R&D organization in a flexible manner, balancing workloads/resources between Customer R&D and Other R&D programs primarily based on the level of customer program activity. Therefore, costs incurred for Customer R&D and Other R&D can shift as customer activity increases or decreases. As a result of the recent economic conditions, some customers have delayed, slowed or cancelled development projects, which has affected the R&D expense mix between Customer R&D and Other R&D.
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
Results of Operations — Three Months Ended March 31
     Revenue. Revenue during the second quarter of fiscal 2011 was $17.5 million, a decrease of $0.9 million, or 5%, compared with the second quarter of fiscal 2010. The following table provides a summary of each operating segment’s revenue with the narrative below the table providing additional explanation.

	Three Months Ended March 31		Increase
(Dollars in thousands)	2011	2010	(Decrease)	Change
Revenue:
Medical Device	$9,977	$10,187	$(210)	(2)%
Pharmaceuticals	4,161	5,353	(1,192)	(22)%
In Vitro Diagnostics	3,356	2,820	536	19%

Total revenue	$17,494	$18,360	$(866)	(5)%

     Medical Device. Revenue in Medical Device was $10.0 million in the second quarter of fiscal 2011, a decrease of 2% compared with $10.2 million in the second quarter of fiscal 2010. The decrease in total revenue reflects lower R&D and royalty revenue, partially offset by higher product sales and license fees. Growth in our royalty revenue from our hydrophilic coating license agreements was not strong enough to offset the decrease in royalty revenue from Cordis Corporation, as a result of 41% lower CYPHER® stent sales. R&D revenue decreased $0.5 million in the second quarter of fiscal 2011, as we completed work on a significant customer feasibility project, which is currently not anticipated to move to a further stage of development.
     Medical Device derives a substantial amount of revenue from royalties and license fees and product sales attributable to Cordis Corporation, a Johnson & Johnson company, on its CYPHER® Sirolimus-eluting Coronary Stent. The CYPHER® stent incorporates a proprietary SurModics polymer coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in coronary artery lesions. The CYPHER® stent faces continuing competition from Boston Scientific, Medtronic and Abbott Laboratories. Stents from these companies compete directly with the CYPHER® stent both domestically and internationally. For the last several years, royalty revenue and reagent product sales have decreased as a result of lower CYPHER® stent sales. We anticipate that royalty revenue from the CYPHER® stent will continue to decrease slightly in the remainder of fiscal 2011 until it reaches the minimum royalty levels per the license agreement with Cordis Corporation. We also receive a royalty on sales of delivery systems used to deliver the Medtronic Endeavor® and Endeavor® Resolute drug-eluting stents. These stent delivery systems incorporate our proprietary hydrophilic technology and are sold in the United States and internationally.
     Pharmaceuticals. Pharmaceuticals revenue was $4.2 million in the second quarter of fiscal 2011, a decrease of $1.2 million, or 22%, compared with the second quarter of fiscal 2010. The decrease principally reflects a $0.8 million decrease in R&D revenue, as well as lower product sales. While the Pharmaceuticals business unit continues to experience softness in the R&D environment, certain R&D customers have increased program activity in recent months. However, the increased R&D activity from existing and new customer programs was not sufficient to offset the decrease in activity from a particular customer program.
     In Vitro Diagnostics. Revenue in In Vitro Diagnostics was $3.3 million in the second quarter of fiscal 2011, an increase of 19% compared with $2.8 million in the prior-year period. This increase was attributable to higher sales of our stabilization, microarray slides and BioFX branded products, partially offset by lower antigen sales.
     Product costs. Product costs were $2.3 million in the second quarter of fiscal 2011, compared with $2.5 million in the prior-year period. The $0.2 million decrease in product costs principally reflects the mix of products sold. Overall product margins averaged 61%, compared with 53% reported last year.
     Customer research and development expenses. Customer R&D expenses were $5.0 million, an increase of 5% compared with the second quarter of fiscal 2010. The increase principally reflects higher overhead costs associated with our Pharmaceuticals segment, as well as more overhead being allocated to Customer R&D in the second quarter of fiscal 2011. Customer R&D margins were negative 26%, compared with positive 10% in the second quarter of fiscal 2010.
     Other research and development expenses. Other R&D expenses were $3.3 million for the second quarter of fiscal 2011, a decrease of 28% compared with the second quarter of fiscal 2010. The decrease reflects $0.5 million in lower labor costs resulting from the October 2010 organizational changes, $0.3 million in lower material costs and $0.5 million in lower overhead costs, as the Company has reduced the number of currently active internal R&D programs.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $4.9 million for the three months ended March 31, 2011, an increase of 18% compared with $4.1 million in the prior-year period. The increase was primarily attributable to higher variable compensation costs and higher compensation expenses associated with our Board of Directors.
     Restructuring charges. In March 2010, we announced an organizational change designed to support future growth by better meeting customer needs, leveraging our multiple competencies across the organization, and building on our pharmaceutical industry experience. As a result of the reorganization, we eliminated 11 positions, or approximately 4% of our workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the second quarter of fiscal 2010. The Company also announced that it was vacating its leased sales office in Irvine, California and a leased warehouse in Birmingham, Alabama, as part of the reorganization plan. The leased space was vacated by March 31, 2010. The restructuring was expected to result in approximately $0.5 million to $1.0 million in annualized cost savings.
     SurModics recorded total restructuring charges of approximately $1.3 million in connection with the fiscal 2010 reorganization. These pre-tax charges consisted of $0.8 million of severance pay and benefit expense and $0.5 million of facility-related costs.
     Asset impairment charge. In the three months ended March 31, 2010, we recorded a $2.1 million asset impairment charge associated with our facilities in Alabama.
     Other income, net. Other income was $0.4 million in the second quarter of fiscal 2011, compared with $0.3 million in the second quarter of fiscal 2010. Income from investments was $0.2 million, compared with $0.3 million in the prior-year period. The decrease primarily reflects lower yields on our investment balances. In addition, the Company realized $0.2 million in investment gains in the second quarter of fiscal 2011 within our investment portfolio.
     Income tax benefit. The income tax provision was a benefit of $0.1 million in the second quarter of fiscal 2011, compared with a benefit of $0.2 million in the second quarter of fiscal 2010. The effective tax rate was negative 3.6%, compared with positive 36.1% in the prior-year period. The reduction in effective tax rate was principally driven by our non-deductible goodwill impairment charge in fiscal 2011.

Segment Operating Results
Operating income (loss) for each of our reportable segments is as follows (in thousands):

	Three months ended
	March 31,
	2011	2010
Operating Income (Loss)
Medical Device	$4,685	$4,419
Pharmaceuticals	(2,260)	(3,355)
In Vitro Diagnostics	1,178	766
Corporate	(1,561)	(2,782)

Total	$2,042	$(952)

     Medical Device. Operating income was $4.7 million in the second quarter of fiscal 2011, compared with $4.4 million in the second quarter of fiscal 2010. The increased operating income was driven by higher product margins and lower compensation costs resulting from our October and March 2010 reorganizations.
     Pharmaceuticals. Operating loss was $2.3 million in the second quarter of fiscal 2011, compared with a loss of $3.4 million in the second quarter of fiscal 2010. The second quarter of fiscal 2010 included an asset impairment charge of $2.1 million associated with a facility that was held for sale. The operating loss for the second quarter of fiscal 2010, when excluding the asset impairment charge, was $1.3 million. The increase in the operating loss in the fiscal 2011 period was primarily driven by the $1.2 million decrease in revenue. The Pharmaceuticals segment operating costs are largely fixed in nature, especially related to the cGMP facility.
     In Vitro Diagnostics. Operating income was $1.2 million in the second quarter of fiscal 2011, compared with $0.8 million in the second quarter of fiscal 2010. The revenue increase of $0.5 million compared to the prior-year period was the primary contributor to the operating income increase.
     Corporate. Operating loss was $1.6 million in the second quarter of fiscal 2011, compared with a loss of $2.8 million in the second quarter of fiscal 2010. The second quarter of fiscal 2010 included a $1.3 million restructuring charge. The operating loss for the second quarter of fiscal 2010, adjusted to exclude this restructuring charge, was $1.5 million. The increase in operating loss for fiscal 2011 reflects higher variable compensation costs and costs associated with transitions on our Board of Directors.
Results of Operations — Six Months Ended March 31
     Revenue. Revenue for the first six months of fiscal 2011 was $32.7 million, a decrease of $3.1 million, or 9%, compared with the first six months of fiscal 2010. The following table provides a summary of each operating segment’s revenue with the narrative below the table providing additional explanation.

	Six Months Ended March 31,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	Change
Revenue:
Medical Device	$19,785	$21,701	$(1,916)	(9)%
Pharmaceuticals	6,834	8,934	(2,100)	(24)%
In Vitro Diagnostics	6,043	5,106	937	18%

Total revenue	$32,662	$35,741	$(3,079)	(9)%

     Medical Device. Revenue in Medical Device was $19.8 million in the first six months of fiscal 2011, a decrease of 9% compared with $21.7 million in the first six months of fiscal 2010. The decrease in total revenue reflects lower R&D revenue and royalties and license fees, partially offset by higher product sales. Growth in our royalty revenue from hydrophilic coating license agreements was not strong enough to offset the decrease in royalty revenue from Cordis Corporation, as a result of 40% lower CYPHER® stent sales. Medical Device R&D revenue decreased 48%, as a certain customer project was completed in the six months of fiscal 2011. We have seen increased R&D revenue from a variety of customers in fiscal 2011, however this improvement did not fully offset the impact of one particular R&D program which experienced a significant decrease in revenue. R&D revenue, when excluding this one particular customer, was flat on a six month comparison basis.
     Pharmaceuticals. Pharmaceuticals revenue was $6.8 million in the first six months of fiscal 2011, a decrease of $2.1 million, or 24%, compared with the first six months of fiscal 2010. The decrease principally reflected lower R&D revenue, as well as lower product sales. While the Pharmaceuticals business unit continues to experience softness in the R&D environment, certain R&D customers have increased activity in recent months. However, the increased R&D activity from existing and new customer programs was not sufficient to offset the decrease in activity from a particular customer program.
     In Vitro Diagnostics. Revenue in In Vitro Diagnostics was $6.0 million in the first six months of fiscal 2011, an increase of 18% compared with $5.1 million in the prior-year period. This increase was primarily attributable to higher sales of our BioFX branded products, stabilization and antigen products.
     Product costs. Product costs were $4.1 million in the first six months of fiscal 2011, compared with $4.4 million in the prior-year period. The $0.3 million decrease in product costs principally reflected the mix of products sold. Overall product margins averaged 61%, compared with 55% reported last year.
     Customer research and development expenses. Customer R&D expenses were $9.8 million, an increase of 20% compared with the first six months of fiscal 2010. The increase principally reflected the fixed overhead costs attributable to our Alabama research and development operations, including our current Good Manufacturing Practices (cGMP) manufacturing facility, which was in service for four months in fiscal 2010 as opposed to six months in fiscal 2011. In addition, Customer R&D expenses were higher because more overhead was being allocated to Customer R&D in the six months of fiscal 2011. The increase in new customer programs has also driven increased costs of validation and preventive maintenance activities at our cGMP facility. Customer R&D margins were negative 44%, compared with positive 9% in the first six months of fiscal 2010.
     Other research and development expenses. Other R&D expenses were $5.4 million for the first six months of fiscal 2011, a decrease of 42% compared with the first six months of fiscal 2010. The decrease was primarily a result of therapeutic grant income recognized (which was recorded as a reduction of expenses) of approximately $0.8 million associated with awards received under the federal qualified therapeutic discovery project program, as well as the impact of lower labor costs resulting from the October 2010 organizational changes.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $10.1 million for the six months ended March 31, 2011, an increase of 16% compared with $8.7 million in the prior-year period. The increase was primarily attributable to non-recurring advisory services expenses related to the 2011 Annual Meeting of shareholders, and higher variable compensation costs and increased compensation costs associated with our Board of Directors.
     Goodwill impairment charge. In the first six months of fiscal 2011, we recorded a $5.7 million goodwill impairment charge associated with our SurModics Pharmaceuticals, Inc. (SurModics Pharma) reporting unit. Two milestone events were achieved during the six months associated with the July 2007 acquisition of SurModics Pharma, and $5.7 million of additional purchase price was recorded as an increase to goodwill. During our annual test of goodwill impairment in the fourth quarter of fiscal 2010, we determined the goodwill related to our SurModics Pharma reporting unit was fully impaired and we recognized a non-cash goodwill impairment charge totaling $13.8 million. There have been no substantial changes in operating results for SurModics Pharma in fiscal 2011 when compared with fiscal 2010, and as such we concluded the goodwill associated with the milestone events was fully impaired. There may be additional earn-out milestone payments in the future, and if operations do not improve for the SurModics Pharma reporting unit, there could be additional goodwill impairments.
     Restructuring charges. In October 2010, we announced initiatives to reduce our cost structure and renew our focus on business units to more closely match operations and cost structure with the current customer environment. As a result of the organization change, we eliminated 30 positions, or approximately 13% of our workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the first quarter of fiscal 2011. The reorganization also resulted in SurModics vacating a leased production facility in Birmingham, Alabama and relocating the production activities to one of our owned facilities in Birmingham. The restructuring was expected to result in approximately $3.0 million to $3.5 million in annualized cost savings.
     We recorded total restructuring charges of $1.2 million in the six months ended March 31, 2011, in connection with the fiscal 2011 reorganization. These pre-tax charges consisted of $1.2 million of severance pay and benefits expenses and less than $0.1 million of facility-related costs. Costs totaling $1.1 million have been paid, and we anticipate paying the remaining $0.1 million within the next nine months.
     In March 2010, we announced an organizational change designed to support future growth by better meeting customer needs, leveraging our multiple competencies across the organization, and building on our pharmaceutical industry experience.
     SurModics recorded total restructuring charges of approximately $1.3 million in the six months ended March 31, 2010, in connection with the fiscal 2010 reorganization. These pre-tax charges consisted of $0.8 million of severance pay and benefits expenses and $0.5 million of facility-related costs. The Company has paid $1.0 million of the costs, and we anticipate paying the remaining $0.3 million within the next 33 months.

     Asset impairment charge. In the six months ended March 31, 2010, we recorded a $2.1 million asset impairment charge associated with our facilities in Alabama.
     Other income, net. Other income was $0.6 million in each of the six month periods of fiscal 2011 and 2010. Income from investments was $0.4 million, compared with $0.6 million in the prior-year period. The decrease primarily reflects lower yields on our investment balances. In addition, we recognized $0.2 million in realized investment gains in the six months of fiscal 2011 within our investment portfolio.
     Income tax provision. The income tax provision was $0.7 million in the first six months of fiscal 2011, compared with $0.9 million in the first six months of fiscal 2010. The effective tax rate was negative 22.8%, compared with positive 37.8% in the prior-year period. The reduction in effective tax rate is principally driven by losses generated by non-deductible goodwill impairment charges.
Segment Operating Results
Operating income (loss) for each of our reportable segments is as follows (in thousands):

	Six months ended
	March 31,
	2011	2010
Operating Income (Loss)
Medical Device	$10,369	$9,962
Pharmaceuticals	(11,317)	(5,322)
In Vitro Diagnostics	1,897	1,360
Corporate	(4,527)	(4,184)

Total	$(3,578)	$1,816

     Medical Device. Operating income was $10.4 million in the first six months of fiscal 2011, compared with $10.0 million in the prior-year period. Our product margins improved compared with the prior-year period and Other R&D expenses decreased as a result of therapeutic grant income (which is recorded as a reduction of expenses) of approximately $0.8 million associated with awards received under the federal qualified therapeutic discovery project program. Operating income also increased as a result of lower compensation costs resulting from our October and March 2010 reorganizations.
     Pharmaceuticals. Operating loss was $11.3 million for the first six months of fiscal 2011, compared with a loss of $5.3 million in the prior-year period. The six months of fiscal 2011 included goodwill impairment charges of $5.7 million while the six months of fiscal 2010 includes asset impairment charges of $2.1 million. The operating loss for the six months of fiscal 2011 and 2010, adjusted to exclude the previously mentioned items, was $5.7 million and $3.2 million, respectively. The increase in fiscal 2011 operating losses was driven by a $2.1 million decrease in revenue and two additional months of depreciation, as the cGMP facility was in service for four months in fiscal 2010. The Pharmaceuticals segment operating costs are largely fixed in nature, especially related to the cGMP facility.
     In Vitro Diagnostics. Operating income was $1.9 million in the first six months of fiscal 2011, compared with $1.4 million in the prior-year period. The increase was driven by $0.9 million in higher revenue.
     Corporate. Operating loss was $4.5 million in the first six months of fiscal 2011, compared with a loss of $4.2 million in the prior-year period. Both periods included restructuring charges; when excluded, our adjusted operating losses were $3.3 million and $2.9 million for fiscal 2011 and 2010, respectively. The increase is driven principally by non-recurring advisory services expenses related to the 2011 Annual Meeting of shareholders, higher variable compensation costs and costs associated with transitions on our Board of Directors.
Liquidity and Capital Resources
     Operating Activities. As of March 31, 2011, we had working capital of $31.3 million, of which $26.5 million consisted of cash, cash equivalents and short-term investments. Working capital increased $1.5 million from the September 30, 2010 level, driven principally by higher cash and short-term investment balances and accounts receivable balances, offset by a decrease in prepaid and other as the Company received a $2.5 million income tax refund in the six months ended March 31, 2011, as well as an increase in accrued compensation, accrued other liabilities and deferred revenue balances. Our cash and cash equivalents, short-term and long-term investments totaled $60.0 million at March 31, 2011, an increase of $3.2 million from $56.8 million at September 30, 2010. Our investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Our policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while meeting or exceeding a benchmark (Merrill Lynch 1-3 Year Government-Corporate Index) total rate of return. Management continues to direct its investment advisors to manage the investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its investments.
     We had cash flows from operating activities of approximately $11.2 million in the first six months of fiscal 2011, compared with $12.4 million in the first six months of fiscal 2010. The decrease compared with prior-year results primarily reflects lower operating results in fiscal 2011, as well as the fiscal 2010 receipt of a $3.5 million up-front licensing fee from Genentech associated with a license and development agreement.
     Investing Activities. We invested $2.4 million in property and equipment in the first six months of fiscal 2011, compared with $5.6 million in the prior-year period. The lower property and equipment investment in fiscal 2011 reflected a return to more historical investment levels. Fiscal 2010 investment reflects higher spending associated with the final phase of completion of the Birmingham, Alabama cGMP facility. In addition, fiscal 2011 included $5.7 million in milestone payments while fiscal 2010 included a $0.8 million milestone payment, both associated with the SurModics Pharmaceuticals acquisition in July 2007.
     Financing Activities. In November 2007, our Board of Directors authorized the repurchase of $35.0 million of the Company’s common stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date. No shares were repurchased during the six months ended March 31, 2011 while the Company repurchased $2.0 million in the first six months of fiscal 2010. Under the current authorization, we have $5.3 million remaining available for share repurchases at March 31, 2011.
     As of March 31, 2011, the Company had no debt outstanding under our $15 million unsecured revolving credit facility. In connection with the credit facility, we are required to maintain certain financial and nonfinancial covenants. We were not in compliance with certain covenants in fiscal 2010; however, we obtained waivers for these covenants as part of the credit facility extension completed in the second quarter of fiscal 2011. The Company is in compliance with all covenants.
     We do not have any other credit agreements and believe that our existing cash, cash equivalents and investments, together with cash flow from operations, will provide liquidity sufficient to meet the below stated needs and fund our operations for the next twelve months. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms, if at all. Our anticipated liquidity needs for the remainder of fiscal 2011 include, but are not limited to, the following: general capital expenditures in the range of $1.5 million to $3.0 million; contingent consideration payments of up to $5.9 million based on achievement of certain business objectives, related to our acquisition of SurModics Pharma, as well as the purchase of certain assets from PR Pharmaceuticals, Inc.; and any amounts associated with the repurchase of common stock under the authorization discussed above. While the contingent consideration timing and amounts are uncertain, we anticipate the amounts could be paid through fiscal 2012.
     Customer Concentrations. Our licensed technologies provide royalty revenue to SurModics, which represents the largest revenue stream to the Company. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. While there has been a decline in royalty revenue from our largest customer, Cordis Corporation, a Johnson & Johnson company, we anticipate this royalty stream will reach the minimum level per the agreement within the next year and, compared with current levels, will not have a significant impact to the results of operations and cash flow. In addition, no other individual customer product using licensed technology constitutes more than 5% of SurModics’ total revenue. Further, our licensing arrangements with many of our customers, including our significant customers, cover many licensed products that each separately generate royalty revenue. This situation reduces the potential risk to our operations that may result from reduced sales (or the termination of a license) of a single product for any specific customer.
Off-Balance Sheet Arrangements
     As of March 31, 2011, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.
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
     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others:
•	our ability to successfully identify, negotiate, sign and close a potential strategic transaction related to our Pharmaceutical business;

•	the inability to realize the anticipated benefits of any potential transaction regarding our Pharmaceuticals business, if consummated, or of our other recent cost savings initiatives;

•	the potential adverse impact to our business as a result of our announcement to pursue strategic alternatives for our Pharmaceuticals business;

•	the Company’s reliance on a small number of significant customers, which causes our financial results and stock price to be subject to factors affecting those significant customers and their products, the timing of market introduction of their or competing products, product safety or efficacy concerns and intellectual property litigation could adversely affect our growth strategy and the royalty revenue we derive;

•	general economic conditions which are beyond our control, including the impact of recession, business investment and changes in consumer confidence;

•	the Company’s change in its organizational structure may not increase the number of market segments and applications that use its technologies;

•	a decrease in the Company’s available cash or the value of its investment holdings could impact short-term liquidity requirements;

•	the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances or approvals, which may result in lost market opportunities or postpone or preclude product commercialization by licensees;

•	the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors;

•	the Company’s ability to successfully internally perform certain product development activities and governmental and regulatory compliance activities which the Company has not previously undertaken in any significant manner; and

•	other factors described below in “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K, which you are encouraged to read carefully.
     Many of these factors are outside the control and knowledge of the Company, and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon the Company’s forward-looking statements and to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission.
Use of Non-GAAP Financial Information
     In addition to disclosing financial results in accordance with generally accepted accounting principles, or GAAP, this report includes certain non-GAAP financial results including non-GAAP operating income (or loss). The Company believes that the use of non-GAAP measures provide meaningful insight into our operating performance excluding, for example, certain event-specific charges (including the restructuring charges incurred in connection with our March 2010 and October 2010 organizational changes, the non-recurring advisory service expense incurred in connection with our 2011 Annual Meeting of shareholders, and certain asset and goodwill impairment charges), and provide an alternative perspective of the Company’s results of operations. The Company uses non-GAAP measures, including those set forth in this report, to assess our operating performance and to determine payout under our executive compensation programs. We believe that presentation of certain non-GAAP measures allows investors to review our results of operations from the same perspective as management and our board of directors. We believe certain non-GAAP measures facilitate investors’ analysis and comparisons of our current results of operations and provide insight into the prospects of our future performance. We also believe that certain non-GAAP measures are useful to investors because they provide supplemental information that research analysts frequently use. The method we use to produce non-GAAP results is not in accordance with GAAP and may differ from the methods used by other companies. Non-GAAP results should not be regarded as a substitute for corresponding GAAP measures but instead should be utilized as a supplemental measure of operating performance in evaluating our business. Non-GAAP measures do have limitations in that they do not reflect certain items that may have a material impact upon our reported financial results. As such, these non-GAAP measures presented should be viewed in conjunction with both our financial statements prepared in accordance with GAAP and the reconciliation of the supplemental non-GAAP financial measures to the comparable GAAP results provided for the specific periods presented, which are attached to this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s investment policy requires the Company to invest in high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $0.7 million decrease in the fair value of the Company’s available-for-sale and held-to-maturity securities as of March 31, 2011, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.

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

3.2
Restated Bylaws of SurModics, Inc., as amended November 30, 2009 — Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837

10.1
First Amendment to Credit Agreement dated as of February 28, 2011, by and between SurModics, Inc. and Wells Fargo Bank, National Association, as Sole Lead Arranger and Administrative Agent — incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 4, 2011, SEC File No. 0-23837

10.2
Agreement by and among SurModics, Inc. and the Ramius Group dated as of January 5, 2011 — incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 5, 2011, SEC File No. 0-23837

10.3	*	Separation Agreement and Release by and between Eugene C. Rusch and SurModics, Inc. dated as of February 16, 2011**

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2011	SurModics, Inc.
	By:	/s/ Philip D. Ankeny
Philip D. Ankeny
Senior Vice President and Chief Financial Officer (duly authorized signatory and principal financial officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended March 31, 2011
SURMODICS, INC.

Exhibit		Description
3.1		Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837

3.2
Restated Bylaws of SurModics, Inc., as amended November 30, 2009 — incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837

10.1
First Amendment to Credit Agreement dated as of February 28, 2011, by and between SurModics, Inc. and Wells Fargo Bank, National Association, as Sole Lead Arranger and Administrative Agent — incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 4, 2011, SEC File No. 0-23837

10.2
Agreement by and among SurModics, Inc. and the Ramius Group dated as of January 5, 2011 — incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 5, 2011, SEC File No. 0-23837

10.3	*	Separation Agreement and Release by and between Eugene C. Rusch and SurModics, Inc. dated as of February 16, 2011**

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Management contract or compensatory plan or arrangement