Form 10-Q
period 2011-06-30
SURMODICS INC
filed 2011-08-08
CIK 924717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer☐	Accelerated filer☑	Non-accelerated filer☐	Smaller reporting company☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of August 1, 2011 was 17,524,607.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SurModics, Inc. and Subsidiaries
     Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2011	2010
(in thousands, except share data)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$18,437	$11,391
Short-term investments	15,909	9,105
Accounts receivable, net of allowance for doubtful accounts of $290 and $461 as of June 30, 2011 and September 30, 2010, respectively	9,166	8,987
Inventories	3,735	3,047
Deferred tax asset	830	247
Prepaids and other	2,526	4,701

Total current assets	50,603	37,478

Property and equipment, net	63,842	65,395
Long-term investments	28,899	36,290
Deferred tax asset	3,102	2,606
Intangible assets , net	14,097	15,257
Goodwill	8,010	8,010
Other assets, net	4,896	5,243

Total assets	$173,449	$170,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,615	$3,341
Accrued liabilities:
Compensation	2,322	930
Accrued other	1,834	1,753
Deferred revenue	1,376	562
Other current liabilities	376	1,061

Total current liabilities	7,523	7,647

Deferred revenue, less current portion	3,656	3,598
Other long-term liabilities	4,394	4,675

Total liabilities	15,573	15,920

Commitments and contingencies (Note 15)
Stockholders’ Equity
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 17,525,477 and 17,423,601 shares issued and outstanding	876	871
Additional paid-in capital	73,373	69,702
Accumulated other comprehensive income	568	886
Retained earnings	83,059	82,900

Total stockholders’ equity	157,876	154,359

Total liabilities and stockholders’ equity	$173,449	$170,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
     Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(In thousands, except per share data)	(unaudited)		(unaudited)
Revenue
Royalties and license fees	$7,529	$9,356	$22,787	$26,333
Product sales	5,839	5,769	16,449	15,586
Research and development	4,599	3,483	11,393	12,430

Total revenue	17,967	18,608	50,629	54,349

Operating costs and expenses
Product costs	1,704	2,388	5,813	6,820
Customer research and development	4,379	4,642	14,141	12,748
Other research and development	3,522	4,223	8,923	13,507
Selling, general and administrative	4,916	4,944	14,998	13,667
Goodwill impairment charge	—	—	5,650	—
Restructuring charges	—	—	1,236	1,306
Asset impairment charges	—	191	—	2,265

Total operating costs and expenses	14,521	16,388	50,761	50,313

Income (loss) from operations	3,446	2,220	(132)	4,036

Other income (loss)
Investment income	147	241	498	819
Impairment loss on investments	—	(2,577)	—	(2,577)
Other income, net	172	298	401	301

Other income (loss)	319	(2,038)	899	(1,457)

Income before income taxes	3,765	182	767	2,579
Income tax benefit (provision)	77	(1,098)	(608)	(2,005)

Net income (loss)	$3,842	$(916)	$159	$574

Basic net income (loss) per common share	$0.22	$(0.05)	$0.01	$0.03

Diluted net income (loss) per common share	$0.22	$(0.05)	$0.01	$0.03

Weighted average shares outstanding
Basic	17,437	17,360	17,409	17,373
Dilutive effect of outstanding stock options and non-vested stock	92	—	47	12

Diluted	17,529	17,360	17,456	17,385
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,
	2011	2010
(in thousands)	(Unaudited)
Operating Activities
Net income	$159	$574
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Depreciation and amortization	5,397	5,950
Gain on sales of investments	(380)	(300)
Amortization of premium on investments	72	101
Stock-based compensation	3,239	4,192
Goodwill impairment charge	5,650	—
Asset impairment charges	—	2,265
Impairment loss on investments	—	2,577
Deferred taxes	(871)	990
Tax benefits from exercise of stock options	41	(72)
Other	134	3
Change in operating assets and liabilities:
Accounts receivable	(179)	568
Inventories	(688)	(176)
Accounts payable and accrued liabilities	(565)	531
Income taxes	1,876	(2,796)
Deferred revenue	872	2,881
Prepaids and other	263	(575)

Net cash provided by operating activities	15,020	16,713

Investing Activities
Purchases of property and equipment	(3,279)	(7,196)
Purchases of available-for-sale investments	(48,309)	(32,834)
Sales/maturities of investments	48,827	23,009
Payments related to prior business acquisitions	(5,650)	(750)
Other investing activities	—	(500)

Net cash used in investing activities	(8,411)	(18,271)

Financing Activities
Tax benefit from exercise of stock options	(41)	72
Issuance of common stock	487	892
Repurchase of common stock	—	(2,032)
Purchase of common stock to pay employee taxes	(9)	(393)

Net cash provided by (used in) financing activities	437	(1,461)

Net change in cash and cash equivalents	7,046	(3,019)
Cash and Cash Equivalents
Beginning of period	11,391	11,636

End of period	$18,437	$8,617

Supplemental Information
Cash paid (received) for income taxes	$(398)	$3,811
Noncash transaction — acquisition of property, plant, and equipment on account	$104	$1,096
Noncash transaction — acquisition of intangible assets on account	$—	$210
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Period Ended June 30, 2011
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three-month and nine-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire 2011 fiscal year.
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
     Product sales. Product sales to third parties are recognized at the time of shipment, provided that an order has been received, the price is fixed or determinable, collectability of the resulting receivable is reasonably assured and returns can be reasonably estimated. The Company’s sales terms provide no right of return outside of the standard warranty policy. Payment terms are generally set at 30- 45 days.

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
     Valuation of long-lived assets
     Accounting guidance requires the Company to periodically evaluate whether events and circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of long-lived assets, such as property and equipment and intangibles with finite lives. If such events or circumstances were to indicate that the carrying amount of these assets may not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of the assets, the Company would recognize an impairment charge to reduce such assets to their fair value.
     New accounting pronouncements
     In May 2011, the FASB issued changes to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. These changes become effective for SurModics on January 1, 2012. Management is currently evaluating the potential impact of these changes on the condensed consolidated financial statements.
     In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for SurModics on October 1, 2012. Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, management has determined these changes will not have an impact on the condensed consolidated financial statements.
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
     Assets and Liabilities Measured at Fair Value on a Recurring Basis
     In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

	Quoted Prices
	in Active Markets			Total Fair
	for Identical	Significant Other	Significant	Value as of
	Instruments	Observable Inputs	Unobservable Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2011
Assets:
Cash equivalents	$—	$4,337	$—	$4,337
Available for sale debt securities
US government obligations	—	29,391	—	29,391
Mortgage backed securities	—	4,145	—	4,145
Municipal bonds	—	2,932	—	2,932
Asset backed securities	—	1,617	—	1,617
Corporate bonds	—	3,672	—	3,672
Other assets	2,476	—	—	2,476

Total assets measured at fair value	$2,476	$46,094	$—	$48,570

     Short-term investments disclosed in the condensed consolidated balance sheets include held-to-maturity investments totaling $3.1 million as of June 30, 2011. Held-to-maturity investments are carried at an amortized cost.
     The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Quoted Prices
	in Active Markets			Total Fair
	for Identical	Significant Other	Significant	Value as of
	Instruments	Observable Inputs	Unobservable Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2010
Assets:
Cash equivalents	$—	$10,128	$—	$10,128
Available for sale debt securities
US government obligations	—	25,626	704	26,330
Mortgage backed securities	—	4,757	69	4,826
Municipal bonds	—	3,150	—	3,150
Asset backed securities	—	1,113	—	1,113
Corporate bonds	—	5,852	—	5,852
Other assets	2,624	—	—	2,624

Total assets measured at fair value	$2,624	$50,626	$773	$54,023

     Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
     The Company had no financial assets in the three months ended June 30, 2011, that were measured using significant unobservable inputs (Level 3 inputs), thus no table is presented. The following tables reconcile financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Nine Months Ended June 30, 2011
	Available-for-Sale Debt Securities
	U.S. Government	Mortgage
	Obligations	Backed	Total
Balance, September 30, 2010	$704	$69	$773
Transfers into Level 3	—	—	—
Transfers out of Level 3	(695)	(68)	(763)
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	19	(1)	18
Purchases, issuances, sales and settlements, net	(28)	—	(28)

Balance, June 30, 2011	$—	$—	$—

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2010
	Available-for-Sale Debt Securities
	U.S. Government	Mortgage
	Obligations	Backed	Total
Balance, March 31, 2010	$924	$145	$1,069
Transfers into Level 3	—	—	—
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	(33)	1	(32)
Purchases, issuances, sales and settlements, net	(103)	(3)	(106)

Balance, June 30, 2010	$788	$143	$931

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Nine Months Ended June 30, 2010
	Available-for-Sale Debt Securities
	U.S. Government	Mortgage
	Obligations	Backed	Total
Balance, September 30, 2009	$1,130	$73	$1,203
Transfers into Level 3	—	147	147
Transfers out of Level 3	(36)	(73)	(109)
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	(39)	4	(35)
Purchases, issuances, sales and settlements, net	(267)	(8)	(275)

Balance, June 30, 2010	$788	$143	$931

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
(4) Investments
     Investments consist principally of U.S. government and government agency obligations and mortgage-backed securities and are classified as available-for-sale or held-to-maturity at June 30, 2011 and September 30, 2010. Available-for-sale investments are reported at fair value with unrealized gains and losses net of tax excluded from operations and reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income (loss). This adjustment results in a new cost basis for the investment. Investments that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. If there is an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity, the Company will write down the security to fair value with a corresponding adjustment to other income (loss). Interest on debt securities, including amortization of premiums and accretion of discounts, is included in other income (loss). Realized gains and losses from the sales of debt securities, which are included in other income (loss), are determined using the specific identification method.
     The original cost, unrealized holding gains and losses, and fair value of available-for-sale investments as of June 30, 2011 and September 30, 2010 were as follows (in thousands):

	June 30, 2011
	Original Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government obligations	$29,337	$58	$(4)	$29,391
Mortgage-backed securities	4,061	126	(42)	4,145
Municipal bonds	2,891	42	(1)	2,932
Asset-backed securities	1,659	3	(45)	1,617
Corporate bonds	3,646	27	(1)	3,672

Total	$41,594	$256	$(93)	$41,757

	September 30, 2010
	Original Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government obligations	$25,968	$395	$(34)	$26,329
Mortgage-backed securities	4,711	164	(48)	4,827
Municipal bonds	3,079	72	—	3,151
Asset-backed securities	1,146	8	(42)	1,112
Corporate bonds	5,828	24	—	5,852

Total	$40,732	$663	$(124)	$41,271

     The original cost and fair value of investments by contractual maturity at June 30, 2011 were as follows (in thousands):

	Amortized Cost	Fair Value
Debt securities due within:
One year	$12,851	$12,858
One to five years	23,407	23,537
Five years or more	5,336	5,362

Total	$41,594	$41,757

     The following table summarizes sales of available-for-sale securities for the three-month and nine-month periods ended June 30, 2011(in thousands):

	Three Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2011
Proceeds from sales	$23,247	$47,827
Gross realized gains	$171	$384
Gross realized losses	$—	$(4)
     At June 30, 2011, the amortized cost and fair market value of held-to-maturity debt securities was $3.1 million. Investments in securities designated as held-to-maturity consist of tax-exempt municipal bonds with maturity dates of less than one year as of June 30, 2011. At September 30, 2010, the amortized cost and fair market value of held-to-maturity debt securities were $4.1 million and $4.3 million, respectively.
(5) Inventories
     Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components (in thousands):

	June 30,	September 30,
	2011	2010
Raw materials	$1,238	$1,140
Finished products	2,497	1,907

Total	$3,735	$3,047

(6) Other Assets
     Other assets consist principally of strategic investments as follows (in thousands):

	June 30,	September 30,
	2011	2010
Investment in OctoPlus N.V.	$2,475	$2,624
Investment in Nexeon MedSystems	285	285
Investment in ThermopeutiX	1,185	1,185
Investment in Novocell	559	559
Other	392	590

Other assets	$4,896	$5,243

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
     The Company recognized revenue of less than $0.1 million and $1.3 million for the three-month periods ended June 30, 2011 and 2010, respectively, and recognized revenue of $0.1 million and $1.5 million for the nine-month periods ended June 30, 2011 and 2010, respectively, from activity with companies in which it had a strategic investment.
(7) Intangible Assets
     Intangible assets consist principally of acquired patents and technology, customer relationships, licenses, and trademarks. The Company recorded amortization expense of $0.4 million for each of the three-month periods ended June 30, 2011 and 2010. The Company recorded amortization expenses of $1.2 million for each of the nine-month periods ended June 30, 2011 and 2010.

     Intangible assets consisted of the following (in thousands):

	Useful life	June 30,	September 30,
	(in years)	2011	2010
Customer list	9 — 11	$8,657	$8,657
Core technology	8 — 18	8,330	8,330
Patents and other	2 — 20	2,376	2,376
Trademarks		600	600
Less accumulated amortization of intangible assets		(5,866)	(4,706)

Intangible assets, net		$14,097	$15,257

     Based on the intangible assets in service as of June 30, 2011, estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

Remainder of 2011	$386
2012	1,544
2013	1,544
2014	1,544
2015	1,533
2016	1,395
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
     The following table summarizes the changes in carrying amount of goodwill (in thousands):

Balance at September 30, 2010	$8,010
Payments related to prior business acquisitions	5,650
Goodwill impairment	(5,650)

Balance at June 30, 2011	$8,010

     During the Company’s fiscal 2010 annual test of goodwill impairment, the Company determined that goodwill related to the SurModics Pharmaceuticals, Inc. (SurModics Pharma) reporting unit was fully impaired, and a non-cash goodwill impairment charge totaling $13.8 million was recognized in the fourth quarter of fiscal 2010
     In the first quarter of fiscal 2011, two milestones were achieved associated with the July 2007 acquisition of SurModics Pharma and $5.7 million of additional purchase price was recorded as an increase to goodwill. There had been no substantial changes in operating results for SurModics Pharma in the first quarter of fiscal 2011, and as such the Company concluded the goodwill associated with the milestone events was fully impaired, and a $5.7 million non-cash goodwill impairment charge was recognized in the three months ended December 31, 2010.
     The remaining $8.0 million of goodwill at June 30, 2011 is related to the In Vitro Diagnostics reporting unit. The goodwill was not impaired based on the outcome of the fiscal 2010 annual impairment test, and there have been no events or circumstances that have occurred in fiscal 2011 to indicate that the goodwill may be impaired.
(9) Revolving Credit Facility
     In February 2011, the Company extended its unsecured revolving credit facility through March 2012 and reduced the credit facility to $15.0 million. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based upon the Company’s funded debt to EBITDA ratio. As of June 30, 2011, the Company had no debt outstanding under the credit facility and was in compliance with all covenants.

(10) Stock-based Compensation
     The Company has stock-based compensation plans under which it grants stock options and restricted stock awards. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period. The Company’s stock-based compensation expenses were allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Product costs	$62	$29	$164	$95
Customer research and development	93	202	285	505
Other research and development	239	659	728	1,718
Selling, general and administrative	670	542	2,062	1,874

Total	$1,064	$1,432	$3,239	$4,192

     As of June 30, 2011, approximately $5.3 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 3 years. The unrecognized compensation costs above exclude $1.9 million associated with performance share awards that are currently not anticipated to be fully expensed because the performance conditions for certain award periods are not expected to be met.
     Stock Option Plans
     The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. There were no stock options granted in the three-month period ended June 30, 2011. The weighted average per share fair value of stock options granted during the three-month period ended June 30, 2010 was $7.05. The weighted average per share fair value of stock options granted during the nine-month periods ended June 30, 2011 and 2010 was $3.96 and $6.91, respectively. The assumptions used as inputs in the model were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Risk-free interest rates	N/A	2.2%	1.5%	2.0%
Expected life (years)	N/A	4.8	4.8	4.8
Expected volatility	N/A	41.2%	45.0%	41.4%
Dividend yield	N/A	0%	0%	0%
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
     The Company’s Incentive Stock Options (ISO) are granted at a price of at least 100% of the fair market value of the common stock of the Company on the date of the grant or 110% with respect to optionees who own more than 10% of the total combined voting power of all classes of stock. ISOs expire in seven years or upon termination of employment and are exercisable at a rate of 20% per year commencing one year after the date of grant. Nonqualified stock options are granted at fair market value on the date of grant. Nonqualified stock options expire in 7 to 10 years or upon termination of employment or service as a Board member. Nonqualified stock options granted prior to May 2008 generally become exercisable with respect to 20% of the shares on each of the first five anniversaries following the grant date, and nonqualified stock options granted subsequent to May 2008 generally become exercisable with respect to 25% of the shares on each of the first four anniversaries following the grant date.
     No stock options were exercised during the three-month periods ended June 30, 2011 and 2010 and during the nine-month period ended June 30, 2011. The total pre-tax intrinsic value of options exercised during the nine-month period ended June 30, 2010 was not meaningful, as our stock price of $16.41 on June 30, 2010 was below the value of options exercised. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period.
     Restricted Stock Awards
     The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock

(Restricted Stock). Under accounting guidance these shares are considered to be non-vested shares. The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. The stock-based compensation table above includes Restricted Stock expenses of $0.2 million and $0.6 million during the three-month and nine-month periods ended June 30, 2011, respectively, and $0.2 million and $0.8 million for the three-month and nine-month periods ended June 30, 2010, respectively.
     Performance Share Awards
     The Company has entered into performance share agreements with certain key employees, covering the issuance of common stock (Performance Shares). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives, which must be achieved during the performance period. Compensation is recognized in each period based on management’s best estimate of the achievement level of the grants’ specified performance objectives and the resulting vesting amounts. The Company recognized expenses of $0.1 million and $0.2 million related to Performance Shares for the three-month and nine-month periods ended June 30, 2011, respectively. The Company did not recognize an expense for the three-month period ended June 30, 2010 and recognized expense of less than $0.1 million for the nine-month period ended June 30, 2010.
     1999 Employee Stock Purchase Plan
     Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of June 30, 2011 and 2010, there were less than $0.1 million and $0.2 million of employee contributions, respectively, included in accrued liabilities in the accompanying condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three-month periods ended June 30, 2011 and 2010 totaled less than $0.1 million in each period. Stock compensation expense for the nine-month periods ended June 30, 2011 and 2010 totaled $0.1 million and $0.2 million, respectively. The stock-based compensation table above includes the Stock Purchase Plan expenses.
(11) Restructuring Charges
     The Company recorded total restructuring charges of approximately $1.2 million in connection with the reorganization announced in October 2010. The charges for fiscal 2011 have been presented separately as restructuring charges in the condensed consolidated statements of operations. These pre-tax charges consisted of $1.2 million of severance pay and benefit expenses and $0.1 million of facility-related costs. The restructuring was expected to result in approximately $3.0 to $3.5 million in annualized cost savings. Cash payments associated with the fiscal 2011 restructuring charges totaled $1.1 million as of June 30, 2011, leaving a balance of $0.1 million. There were also payments of $0.9 million associated with facility-related costs in the period related to the fiscal 2009 and 2010 restructuring events. The remaining balance for all restructuring charges is expected to be paid within the next 30 months. The current portion totaling $0.3 million is recorded as a current liability within other accrued liabilities and the long-term portion totaling $0.1 million is recorded as a long-term liability within other long-term liabilities within the condensed consolidated balance sheets.
     The following table summarizes the restructuring accrual activity for the nine-month period ended June 30, 2011 (in thousands):

	Employee	Facility-
	severance and	related
	benefits	costs	Total
Balance at September 30, 2010	$4	$1,179	$1,183
Accruals during the period	1,174	62	1,236
Cash payments	(1,057)	(942)	(1,999)

Balance at June 30, 2011	$121	$299	$420

(12) Comprehensive Income (Loss)
     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$3,842	$(916)	$159	$574
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	(80)	(260)	(82)	(869)
Less reclassification adjustment for realized gains included in net income, net of tax	(106)	(179)	(236)	(184)

Other comprehensive income (loss)	(186)	(439)	(318)	(1,053)

Comprehensive income (loss)	$3,656	$(1,355)	$(159)	$(479)

(13) Income Taxes
     The Company recorded an income tax benefit of $0.1 million for the three-month period ended June 30, 2011 and an income tax expense of $1.1 million for the three-month period ended June 30, 2010, representing tax rates of negative 2.0% and positive 603.3%, respectively. The Company recorded income tax provisions of $0.6 million and $2.0 million for the nine-month periods ended June 30, 2011 and 2010, respectively, representing tax rates of 79.3% and 77.7%, respectively. The difference between the U.S. federal statutory tax rate of 35% and the Company’s tax rate for fiscal 2011 three- and nine-month periods ended June 30, 2011, reflected the non-deductible goodwill impairment. For the fiscal 2010 three- and nine-month periods ended June 30, 2010, the difference between the U.S. federal statutory tax rate of 35% and the Company’s tax rate, reflected the non-deductible impairment loss on investments, state income taxes and other permanent items.
     The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of June 30, 2011 and September 30, 2010, respectively, are $1.7 million and $1.9 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next twelve months. Interest and penalties related to the unrecognized tax benefits are recorded in income tax expense.
     The Company files income tax returns, including returns for its subsidiaries, in the United States (U.S.) federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. The Internal Revenue Service completed an examination of the Company’s U.S. income tax return for fiscal 2009 and a payment was made in the third quarter of fiscal 2011 associated with timing adjustments. U.S. income tax returns for fiscal years ended September 30, 2007, 2008 and 2010 remain subject to examination by federal tax authorities. Tax returns for state and local jurisdictions for fiscal years ended September 30, 2003 through 2010 remain subject to examination by state and local tax authorities.
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

     The table below presents revenue and operating income (loss) from the business units, for the three- and nine-month periods in fiscal 2011 and 2010, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue
Medical Device	$9,557	$11,684	$29,342	$33,385
Pharmaceuticals	4,970	3,711	11,804	12,645
In Vitro Diagnostics	3,440	3,213	9,483	8,319

Total revenue	$17,967	$18,608	$50,629	$54,349

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating Income (Loss)
Medical Device	$4,516	$5,814	$14,885	$15,776
Pharmaceuticals	(799)	(2,841)	(12,116)	(8,163)
In Vitro Diagnostics	1,426	1,212	3,323	2,572
Corporate	(1,697)	(1,965)	(6,224)	(6,149)

Total	$3,446	$2,220	$(132)	$4,036

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Depreciation and Amortization
Medical Device	$397	$536	$1,230	$1,633
Pharmaceuticals	1,026	1,201	3,041	3,237
In Vitro Diagnostics	200	208	598	626
Corporate	179	153	528	454

Total	$1,802	$2,098	$5,397	$5,950

     Segment results above for the three-month period ended June 30, 2010 include an asset impairment charge of $375 in Corporate and adjustment of $184 to a prior fiscal 2010 asset impairment charge in the Pharmaceuticals segment.
     Segment results above for the nine-month period ended June 30, 2011 include goodwill impairment charges of $5,650 in the Pharmaceuticals segment and restructuring charges of $1,236 in Corporate.
     Segment results for the nine-month period ended June 30, 2010 include an asset impairment charge of $1,890 in the Pharmaceuticals segment and an asset impairment charge of $375 and restructuring charges of $1,306 in Corporate.
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
     SurModics Pharmaceuticals, Inc. In July 2007, the Company acquired 100% of the capital stock of SurModics Pharmaceuticals, Inc. (SurModics Pharma) a drug delivery company that provides proprietary polymer-based technologies to companies developing pharmaceutical products. The sellers of SurModics Pharma are still eligible to receive up to $2.9 million in additional consideration based on successful achievement of specified project milestones through calendar 2011.
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
     Alabama Jobs Commitment. In April 2008, the Company purchased a 286,000 square foot office and warehouse facility to support cGMP needs of customers and the anticipated growth of the SurModics Pharma business. At the same time, SurModics Pharma entered into an agreement with various governmental authorities to obtain financial incentives associated with creation of jobs in Alabama. Some of the governmental agencies have recapture rights in connection with the financial incentives if a specific number of full-time employees are not hired by June 2012, with an extension to June 2013 if circumstances or events occur that are beyond the control of SurModics Pharma or could not have been reasonably anticipated by SurModics Pharma (“Permitted Extension”). As of June 30, 2011, SurModics Pharma has received $1.7 million in connection with the agreement, and the Company has recorded the payment in other long-term liabilities as the Company believes the Permitted Extension is applicable.

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
     In addition, in December 2010, we announced that the Board of Directors of the Company had authorized the Company to explore strategic alternatives for our Pharmaceuticals business, including a potential sale of that business. This decision by the Board reflected our focus on returning the Company to profitable growth, and our renewed commitment to pursuing growth opportunities and investments in our Medical Device and In Vitro Diagnostics businesses. We have retained Piper Jaffray & Co. as our financial advisor in connection with this process. We have made no decision to enter into any transaction regarding the Pharmaceuticals business, and there can be no assurance that we will enter into such a transaction in the future. While the assets of the Pharmaceuticals business did not qualify as held-for-sale as of June 30, 2011, because we have not committed to a plan to sell, we continue to make progress assessing our various alternatives and anticipate reaching a conclusion by the end of calendar 2011. We determined that the assets of the Pharmaceuticals business were not impaired as of June 30, 2011, however, we would expect to incur a loss on disposal should we determine that a sale transaction is the most beneficial outcome for the Company.

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
Results of Operations — Three Months Ended June 30
     Revenue. Revenue during the third quarter of fiscal 2011 was $18.0 million, a decrease of $0.6 million, or 3%, compared with the third quarter of fiscal 2010. The following table provides a summary of each operating segment’s revenue with the narrative below the table providing additional explanation.

	Three Months Ended June 30,
			Increase
(Dollars in thousands)	2011	2010	(Decrease)	Change
Revenue:
Medical Device	$9,557	$11,684	$(2,127)	(18)%
Pharmaceuticals	4,970	3,711	1,259	34%
In Vitro Diagnostics	3,440	3,213	227	7%

Total revenue	$17,967	$18,608	$(641)	(3)%

     Medical Device. Revenue in Medical Device was $9.6 million in the third quarter of fiscal 2011, a decrease of 18% compared with $11.7 million in the third quarter of fiscal 2010. The decrease in total revenue reflected primarily lower license fees and royalty revenue. Our third quarter of fiscal 2010 included $1.3 million in license fee revenue that was one-time in nature. In addition, we had a $0.7 million decrease in royalty revenue from Cordis Corporation in the third quarter of fiscal 2011 compared with the prior year period.
     As we have noted in previous disclosures, Medical Device has derived a substantial amount of revenue from royalties and license fees and product sales attributable to Cordis Corporation, a Johnson & Johnson company, on its CYPHER® Sirolimus-eluting Coronary Stent. The CYPHER® stent incorporates a proprietary SurModics polymer coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in coronary artery lesions. The CYPHER® stent faces continuing competition from Boston

Scientific, Medtronic and Abbott Laboratories. In June 2011, Johnson & Johnson announced the cessation of the manufacture of the CYPHER® and CYPHER SELECT® Plus stents by the end of 2011. In July 2011, Cordis Corporation notified the Company of its intention to terminate the exclusivity arrangements under the license agreement, which will also result in a termination of the minimum royalty requirements beginning in the first quarter of fiscal 2012. For the last several years, royalty revenue and reagent product sales have decreased as a result of lower CYPHER® stent sales, and we had anticipated that royalty revenue from CYPHER® stents would continue to decrease slightly in the remainder of fiscal 2011 until it reached minimum royalty levels per the license agreement with Cordis Corporation. The decline in CYPHER® stent sales in our fiscal third quarter resulted in SurModics recognizing minimum royalty income of $1 million for the third quarter per the terms of our license agreement with Cordis. Beginning with our first quarter of fiscal 2012, any royalties under the license agreement will be based on a percentage of CYPHER® sales, if any. We also receive a royalty on sales of delivery systems used to deliver the Medtronic Endeavor® and Endeavor® Resolute drug-eluting stents. These stent delivery systems incorporate our proprietary hydrophilic technology.
     Pharmaceuticals. Pharmaceuticals revenue was $5.0 million in the third quarter of fiscal 2011, an increase of $1.3 million, or 34%, compared with the third quarter of fiscal 2010. The increase principally reflected a $1.1 million increase in R&D revenue, as certain existing and new R&D customers have increased program activity in recent months.
     In Vitro Diagnostics. Revenue in In Vitro Diagnostics was $3.4 million in the third quarter of fiscal 2011, an increase of 7% compared with $3.2 million in the prior-year period. This increase was attributable to higher sales of our antigen products and microarray slides, partially offset by lower stabilization sales. All of these items are component in vitro diagnostic products sold to a number of in vitro diagnostic test kit manufacturers.
     Product costs. Product costs were $1.7 million in the third quarter of fiscal 2011, compared with $2.4 million in the prior-year period. The $0.7 million decrease in product costs principally reflected the mix of products sold and lower operating costs in the Pharmaceuticals segment. Overall product margins averaged 71%, compared with 59% reported in the prior-year period.
     Customer research and development expenses. Customer R&D expenses were $4.4 million, a decrease of 6% compared with the third quarter of fiscal 2010. The decrease principally reflected lower labor and material costs, partially offset by higher overhead costs associated with the customer programs in our Pharmaceuticals segment. Customer R&D margins were 5%, compared with negative 33% in the third quarter of fiscal 2010.
     Other research and development expenses. Other R&D expenses were $3.5 million for the third quarter of fiscal 2011, a decrease of 17% compared with the third quarter of fiscal 2010. The decrease principally reflected $0.5 million in lower labor costs resulting from the March and October 2010 organizational changes, $0.1 million in lower material costs, and $0.1 million in lower overhead costs, as the Company has reduced the number of currently active internal R&D programs.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $4.9 million for each of the three months ended June 30, 2011 and 2010. While the expenses were comparable on a quarter-to-quarter basis, fiscal 2011 included higher variable compensation expenses, which were offset by lower consulting and bad debt expenses.
     Asset impairment charges. In the three months ended June 30, 2010, we recognized an impairment charge of $0.4 million associated with prototypes and other equipment related to a development project for which no ongoing business was expected in the near term in light of market conditions. We also reversed $0.2 million of previously recorded asset impairment charges associated with a facility in Alabama. The facility was presented as an asset held-for-sale and was recorded at fair value less the cost to sell during the second quarter of fiscal 2010, resulting in an asset impairment charge of $2.1 million. During the third quarter of fiscal 2010, we re-classified the facility to held and used property following further analysis of various factors associated with the consolidation of facilities, which resulted in the property being recorded at its current fair value, which was $0.2 million higher than the fair value less estimated selling costs at the time we determined it to be available-for-sale in the second quarter of fiscal 2010 and recorded the initial asset impairment charge.
     Other income (loss), net. Other income was $0.3 million in the third quarter of fiscal 2011, compared with a loss of $2.0 million in the third quarter of fiscal 2010. Income from investments was $0.1 million, compared with $0.2 million in the prior-year period, with the decrease reflecting lower yields on our investment balances. In addition, there were realized gains generated by our investment portfolio of $0.2 million and $0.3 million in fiscal 2011 and 2010, respectively. The third quarter of fiscal 2010 loss also reflected an impairment loss on two of our strategic investments totaling $2.6 million.
     Income tax benefit (provision). The income tax provision was a benefit of $0.1 million in the third quarter of fiscal 2011, compared with an expense of $1.1 million in the third quarter of fiscal 2010. The tax rate was negative 2.0%, compared with positive 603.3% in the prior-year period. The reduction in the tax rate for the third quarter of fiscal 2011 was principally driven by our non-deductible goodwill impairment charge in fiscal 2011, which impacts the projected full year results used in our tax computation. In the third quarter of fiscal 2010, the tax rate was impacted by the non-deductible impairment loss on investments, state income taxes and other permanent items.

Segment Operating Results
Operating income (loss) for each of our reportable segments was as follows (in thousands):

	Three months ended
	June 30,
	2011	2010
Operating Income (Loss)
Medical Device	$4,516	$5,814
Pharmaceuticals	(799)	(2,841)
In Vitro Diagnostics	1,426	1,212
Corporate	(1,697)	(1,965)

Total	$3,446	$2,220

     Medical Device. Operating income was $4.5 million in the third quarter of fiscal 2011, compared with $5.8 million in the third quarter of fiscal 2010. The decreased operating income was driven by $1.3 million of one-time license fee revenue recognized in the third quarter of fiscal 2010. Adjusting for this event in fiscal 2010, operating income was relatively flat, as lower fiscal 2011 revenue was offset by lower product costs, lower compensation costs resulting from our March and October 2010 reorganizations and lower development costs.
     Pharmaceuticals. Operating loss was $0.8 million in the third quarter of fiscal 2011, compared with a loss of $2.8 million in the third quarter of fiscal 2010. The decrease in the operating loss in the fiscal 2011 period was driven primarily by the $1.2 million increase in revenue, $0.4 million reduction in product costs and $0.8 million reduction in operating expenses, mostly related to the cGMP facility.
     In Vitro Diagnostics. Operating income was $1.4 million in the third quarter of fiscal 2011, compared with $1.2 million in the third quarter of fiscal 2010. The revenue increase of $0.2 million compared to the prior-year period was the primary contributor to the operating income increase.
     Corporate. Operating loss was $1.7 million in the third quarter of fiscal 2011, compared with a loss of $2.0 million in the third quarter of fiscal 2010. The third quarter of fiscal 2010 included an asset impairment charge of $0.4 million. The operating loss for the third quarter of fiscal 2010, adjusted to exclude this charge, was $1.6 million. The minor increase in operating loss for fiscal 2011 reflected higher variable compensation costs, partially offset by lower consulting expenses.
Results of Operations — Nine Months Ended June 30
     Revenue. Revenue for the first nine months of fiscal 2011 was $50.6 million, a decrease of $3.7 million, or 7%, compared with the first nine months of fiscal 2010. The following table provides a summary of each operating segment’s revenue with the narrative below the table providing additional explanation.

	Nine Months Ended June 30,
			Increase
(Dollars in thousands)	2011	2010	(Decrease)	Change
Revenue:
Medical Device	$29,342	$33,385	$(4,043)	(12)%
Pharmaceuticals	11,804	12,645	(841)	(7)%
In Vitro Diagnostics	9,483	8,319	1,164	14%

Total revenue	$50,629	$54,349	$(3,720)	(7)%

     Medical Device. Revenue in Medical Device was $29.3 million in the first nine months of fiscal 2011, a decrease of 12% compared with $33.4 million in the first nine months of fiscal 2010. The decrease in total revenue reflected lower royalties and license fees and R&D revenue, partially offset by higher product sales. Growth in royalty revenue from our hydrophilic coating license agreements was not strong enough to offset the 40% decrease in royalty revenue from Cordis Corporation, as a result of the rapid decline in CYPHER® stent sales. Medical Device R&D revenue decreased 37%, as a certain customer project was completed in the first six months of fiscal 2011. We have seen increased R&D revenue from a variety of customers in fiscal 2011, however this improvement did not fully offset the impact of one particular R&D program, which experienced a significant decrease in revenue. R&D revenue, when excluding this one particular customer, was 5% higher on a nine-month comparison basis.

     Pharmaceuticals. Pharmaceuticals revenue was $11.8 million in the first nine months of fiscal 2011, a decrease of $0.8 million, or 7%, compared with the first nine months of fiscal 2010. The decrease principally reflected $0.5 million lower product sales, as well as $0.1 million lower R&D revenue. While the Pharmaceuticals business unit continues to experience softness in the R&D environment, certain R&D customers have increased activity in recent months. However, the increased R&D activity from existing and new customer programs was not sufficient to fully offset the decrease in activity from a particular customer program.
     In Vitro Diagnostics. Revenue in In Vitro Diagnostics was $9.5 million in the first nine months of fiscal 2011, an increase of 14% compared with $8.3 million in the prior-year period. This increase was primarily attributable to higher sales of our BioFX branded products and antigen products.
     Product costs. Product costs were $5.8 million in the first nine months of fiscal 2011, compared with $6.8 million in the prior-year period. The $1.0 million decrease in product costs principally reflected the mix of products sold and lower product costs in our Pharmaceuticals segment. Overall product margins averaged 65%, compared with 56% reported last year.
     Customer research and development expenses. Customer R&D expenses were $14.1 million, an increase of 11% compared with the first nine months of fiscal 2010. The increase principally reflected the fixed overhead costs attributable to our Alabama research and development operations, including our current cGMP manufacturing facility, which was in service for seven months of the first nine months in fiscal 2010, as opposed to nine months in fiscal 2011. The increase in new customer programs has also driven increased costs of validation and maintenance activities at our cGMP facility. Customer R&D margins were negative 24%, compared with negative 3% in the first nine months of fiscal 2010.
     Other research and development expenses. Other R&D expenses were $8.9 million for the first nine months of fiscal 2011, a decrease of 34% compared with the first nine months of fiscal 2010. The decrease reflected $1.8 million in lower labor costs resulting from the March and October 2010 organizational changes and $1.3 million in lower material costs, principally a result of therapeutic grant income recognized (which was recorded as a reduction of expenses) of approximately $0.8 million associated with awards received under the federal qualified therapeutic discovery project program. In addition, the Pharmaceuticals segment does not have ongoing internal R&D programs in fiscal 2011, while it did incur costs associated with such programs in fiscal 2010.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $15.0 million for the nine months ended June 30, 2011, an increase of 10% compared with $13.7 million in the prior-year period. The increase was primarily attributable to higher variable compensation costs of $0.8 million, non-recurring advisory services expenses of approximately $0.5 million related to the 2011 Annual Meeting of Shareholders, and increased costs associated with our Board of Directors.
     Goodwill impairment charge. In the first nine months of fiscal 2011, we recorded a $5.7 million goodwill impairment charge associated with our SurModics Pharmaceuticals, Inc. (SurModics Pharma) reporting unit. Two milestone events were achieved during fiscal 2011 associated with the July 2007 acquisition of SurModics Pharma, and $5.7 million of additional purchase price was recorded as an increase to goodwill in the first quarter of fiscal 2011. During our annual test of goodwill impairment in the fourth quarter of fiscal 2010, we determined the goodwill related to our SurModics Pharma reporting unit was fully impaired and we recognized a non-cash goodwill impairment charge totaling $13.8 million. There had been no substantial changes in operating results for SurModics Pharma in the first quarter of fiscal 2011 when compared with fiscal 2010, and as such we concluded the goodwill associated with the milestone events was fully impaired. There may be additional milestone payments in the future, and if operations do not improve for the SurModics Pharma reporting unit, there could be additional goodwill impairments associated with these milestone events.
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
     We recorded total restructuring charges of $1.2 million in the nine months ended June 30, 2011, in connection with the fiscal 2011 reorganization. These pre-tax charges consisted of $1.2 million of severance pay and benefits expenses and less than $0.1 million of facility-related costs. Payments totaling $1.1 million have been made, and we anticipate paying the remaining $0.1 million within the next six months.
     In March 2010, we announced an organizational change designed to support future growth by better meeting customer needs, leveraging our multiple competencies across the organization, and building on our pharmaceutical industry experience.

     SurModics recorded total restructuring charges of approximately $1.3 million in the nine months ended June 30, 2010, in connection with the fiscal 2010 reorganization. These pre-tax charges consisted of $0.8 million of severance pay and benefits expenses and $0.5 million of facility-related costs. The Company has paid $1.0 million of the costs, and we anticipate paying the remaining $0.3 million within the next 30 months.
     Asset impairment charge. In the nine months ended June 30, 2010, we recorded a $1.9 million asset impairment charge associated with one of our facilities in Alabama. We also recognized a $0.4 million asset impairment charge associated with prototypes and other equipment related to a development project for which no ongoing business was expected in the near term in light of current market conditions.
     Other income (loss), net. Other income (loss) was income of $0.9 million in the first nine months of fiscal 2011, compared with a loss of $1.5 million in the first nine months of fiscal 2010. The loss in the nine months of fiscal 2010 includes a $2.6 million impairment loss from two of our strategic investments. Income from investments was $0.5 million, compared with $0.8 million in the prior-year period. The decrease primarily reflected lower yields on our investment balances. In addition, we recognized $0.4 million and $0.3 million in realized investment gains in the nine months of fiscal 2011 and 2010, respectively, within our investment portfolio.
     Income tax provision. The income tax provision was $0.6 million in the first nine months of fiscal 2011, compared with $2.0 million in the first nine months of fiscal 2010. The effective tax rate was 79.3%, compared with 77.7% in the prior-year period. The high effective tax rates were driven by non-deductible goodwill impairment charges in fiscal 2011 and non-deductible investment impairment losses in fiscal 2010.
Segment Operating Results
Operating income (loss) for each of our reportable segments was as follows (in thousands):

	Nine Months Ended
	June 30,
	2011	2010
Operating Income (Loss)
Medical Device	$14,885	$15,776
Pharmaceuticals	(12,116)	(8,163)
In Vitro Diagnostics	3,323	2,572
Corporate	(6,224)	(6,149)

Total	$(132)	$4,036

     Medical Device. Operating income was $14.9 million in the first nine months of fiscal 2011, compared with $15.8 million in the prior-year period. The prior-year period included $1.3 million in one-time license fee revenue. Adjusting for this event, prior-year period operating income was $14.5 million. Lower 2011 R&D revenue and royalty income was partially offset by improved product margins, decreased compensation costs resulting from our March and October 2010 reorganizations, and decreased R&D expenses as a result of therapeutic grant income (which is recorded as a reduction of expenses) of approximately $0.8 million associated with awards received under the federal qualified therapeutic discovery project program.
     Pharmaceuticals. Operating loss was $12.1 million for the first nine months of fiscal 2011, compared with a loss of $8.2 million in the prior-year period. The nine months of fiscal 2011 included goodwill impairment charges of $5.7 million, while the nine months of fiscal 2010 included asset impairment charges of $1.9 million. The operating loss for the nine months of fiscal 2011 and 2010, adjusted to exclude the previously mentioned items, was $6.5 million and $6.3 million, respectively. The increase in fiscal 2011 operating losses was driven by a $0.8 million decrease in revenue and two additional months of depreciation, as the cGMP facility was in service for seven months in the fiscal 2010 period, partially offset by lower SG&A costs.
     In Vitro Diagnostics. Operating income was $3.3 million in the first nine months of fiscal 2011, compared with $2.6 million in the prior-year period. The increase was driven by $0.8 million improvement in gross margins in fiscal 2011.
     Corporate. Operating loss was $6.2 million in the first nine months of fiscal 2011, compared with a loss of $6.1 million in the prior-year period. Both periods included restructuring charges and fiscal 2010 included an asset impairment charge; when these charges are excluded, our adjusted operating losses were $5.0 million and $4.5 million for fiscal 2011 and 2010, respectively. The increased operating loss was driven principally by higher variable compensation costs, non-recurring advisory services expenses related to the 2011 Annual Meeting of Shareholders and costs associated with transitions on our Board of Directors.

Liquidity and Capital Resources
     Operating Activities. As of June 30, 2011, we had working capital of $43.1 million, of which $34.3 million consisted of cash, cash equivalents and short-term investments. Working capital increased $13.3 million from the September 30, 2010 level, driven principally by higher cash and short-term investment balances and lower accounts payable balances, offset by a decrease in prepaid and other assets, as the Company received a $2.5 million income tax refund in the nine months ended June 30, 2011, as well as an increase in accrued compensation and deferred revenue balances. Our cash and cash equivalents, short-term and long-term investments totaled $63.2 million at June 30, 2011, an increase of $6.4 million from $56.8 million at September 30, 2010. Our investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Our policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while meeting or exceeding a benchmark (Merrill Lynch 1-3 Year Government-Corporate Index) total rate of return. Management continues to direct its investment advisors to manage the investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its investments.
     We had cash flows from operating activities of approximately $15.0 million in the first nine months of fiscal 2011, compared with $16.7 million in the first nine months of fiscal 2010. The decrease compared with prior-year results primarily reflected investment in working capital assets in fiscal 2011 and the fiscal 2010 receipt of a $3.5 million up-front licensing fee from Genentech associated with a license and development agreement.
     Investing Activities. We invested $3.3 million in property and equipment in the first nine months of fiscal 2011, compared with $7.2 million in the prior-year period. The lower property and equipment investment in fiscal 2011 reflected a return to more historical investment levels. Fiscal 2010 investment reflected higher spending associated with the final phase of completion of the Birmingham, Alabama cGMP facility. In addition, fiscal 2011 included $5.7 million in milestone payments, while fiscal 2010 included a $0.8 million milestone payment, both associated with the SurModics Pharma acquisition in July 2007.
     Financing Activities. In November 2007, our Board of Directors authorized the repurchase of $35.0 million of the Company’s common stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date. No shares were repurchased during the nine months ended June 30, 2011, while the Company repurchased $2.0 million in the first nine months of fiscal 2010. Under the current authorization, we have $5.3 million remaining available for share repurchases at June 30, 2011.
     As of June 30, 2011, the Company had no debt outstanding under our $15 million unsecured revolving credit facility and was in compliance with all covenants.
     We do not have any other credit agreements and believe that our existing cash, cash equivalents and investments, together with cash flow from operations, will provide liquidity sufficient to meet the below stated needs and fund our operations for the next twelve months. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms, if at all. Our anticipated liquidity needs for the remainder of fiscal 2011 include, but are not limited to, the following: general capital expenditures in the range of $0.5 million to $1.0 million; potential contingent consideration payments of up to $5.9 million based on achievement of certain business objectives, related to our acquisition of SurModics Pharma, as well as the purchase of certain assets from PR Pharmaceuticals, Inc.; and any amounts associated with the repurchase of common stock under the authorization discussed above. While the contingent consideration timing and amounts are uncertain, we anticipate the amounts could be paid through fiscal 2012.
     Customer Concentrations. Our licensed technologies provide royalty revenue to SurModics, which represents the largest revenue stream to the Company. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. There has been a decline in royalty revenue from our largest customer, Cordis Corporation, a Johnson & Johnson company, and with their June 2011 announcement of the cessation of the manufacture of the CYPHER® and CYPHER SELECT® Plus stents by the end of 2011, our royalty stream from this customer reached the contractual $1 million minimum level per the agreement in the third quarter of fiscal 2011. We expect the royalty to be at the minimum level in the fourth quarter, and thereafter we expect an earned royalty amount which is below the minimum level, until the products are no longer sold. No other individual customer product using licensed technology constitutes more than 5% of SurModics’ total revenue. Further, our licensing agreements with many of our customers, including our significant customers, cover many licensed products that each separately generate royalty revenue. This situation reduces the potential risk to our operations that may result from reduced sales (or the termination of a license) of a single product for any specific customer.

Off-Balance Sheet Arrangements
     As of June 30, 2011, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.

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

Use of Non-GAAP Financial Information.
     In addition to disclosing financial results in accordance with generally accepted accounting principles, or GAAP, this report includes certain non-GAAP financial results including non-GAAP operating income (or loss). The Company believes that the use of non-GAAP measures provide meaningful insight into our operating performance excluding, for example, certain event-specific charges (including the restructuring charges incurred in connection with our March 2010 and October 2010 organizational changes, the non-recurring advisory service expense incurred in connection with our 2011 Annual Meeting of Shareholders, and certain asset and goodwill impairment charges), and provide an alternative perspective of the Company’s results of operations. The Company uses non-GAAP measures, including certain of those set forth in this report, to assess our operating performance and to determine payout under our executive compensation programs. We believe that presentation of certain non-GAAP measures allows investors to review our results of operations from the same perspective as management and our board of directors. We believe certain non-GAAP measures facilitate investors’ analysis and comparisons of our current results of operations and provide insight into the prospects of our future performance. We also believe that certain non-GAAP measures are useful to investors because they provide supplemental information that research analysts frequently use. The method we use to produce non-GAAP results is not in accordance with GAAP and may differ from the methods used by other companies. Non-GAAP results should not be regarded as a substitute for corresponding GAAP measures but instead should be utilized as a supplemental measure of operating performance in evaluating our business. Non-GAAP measures do have limitations in that they do not reflect certain items that may have a material impact upon our reported financial results. As such, these non-GAAP measures presented should be viewed in conjunction with our financial statements prepared in accordance with GAAP.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s investment policy requires the Company to invest in high credit issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $0.7 million decrease in the fair value of the Company’s available-for-sale and held-to-maturity securities as of June 30, 2011, but no material impact on the results of operations or cash flows. Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837

3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 — Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*	Financial statements from the Quarterly Report on Form 10-Q for Surmodics, Inc. for the quarterly period ended June 30, 2011, filed on August 8, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2011	SurModics, Inc.
	By:	/s/ Philip D. Ankeny
Philip D. Ankeny
Senior Vice President and Chief Financial Officer (duly authorized signatory and principal financial officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended June 30, 2011
SURMODICS, INC.

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837

3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 — incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101. INS*	XBRL Instance Document**

101.SCH*	XBRL Taxonomy Extension Schema Document**

101.CAL*	XBRL Taxonomy Calculation Linkbase Document**

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.