Form 10-K
period 2011-09-30
SURMODICS INC
filed 2011-12-14
CIK 924717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

Commission file number 0-23837

SURMODICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1356149
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9924 West 74th Street Eden Prairie, Minnesota	55344
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code)

(952) 500-7000

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the Common Stock held by shareholders other than officers, directors or holders of more than 5% of the outstanding stock of the registrant as of March 31, 2011 was approximately $163 million (based upon the closing sale price of the registrant’s Common Stock on such date).

The number of shares of the registrant’s Common Stock outstanding as of December 9, 2011 was 17,527,547.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

Forward-Looking Statements

Certain statements contained in this Form 10-K, or in other reports of the Company and other written and oral statements made from time to time by the Company, do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. The Company’s forward-looking statements generally relate to its growth strategy, financial prospects, product development programs, sales efforts, and the impact of the Medtronic, Inc. (“Medtronic”) and Cordis Corporation (a subsidiary of Johnson & Johnson) (“Cordis”), agreements, as well as other significant customer agreements. You should carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement. Investors are advised not to place undue reliance upon the Company’s forward-looking statements and to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission (“SEC”). Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A “Risk Factors” below.

PART I

ITEM 1.	BUSINESS.

Overview — Recent Sale of Pharmaceuticals Business

SurModics, Inc. (referred to as “SurModics,” “the Company,” “we,” “us,” “our” and other like terms) is a leading provider of drug delivery and surface modification technologies to the healthcare industry.

In December 2010, we announced that the Board of Directors of the Company had authorized the Company to explore strategic alternatives for our Pharmaceuticals business, including a potential sale of that business. This decision by the Board reflected our focus on returning the Company to profitable growth, and our renewed commitment to pursuing growth opportunities and investments in our Medical Device and In Vitro Diagnostics businesses. On November 1, 2011, we entered into a definitive agreement (the “Purchase Agreement”) to sell substantially all of the assets of our wholly-owned subsidiary, SurModics Pharmaceuticals, Inc. (“SurModics Pharmaceuticals”) to Evonik Degussa Corporation (“Evonik”). We closed the sale (the “Pharma Sale”) on November 17, 2011. The total consideration received from the sale was $30.0 million in cash. Of the total consideration, $3.275 million was placed in escrow at closing for any inventory shortfall and the payment of certain contingent consideration obligations related to our acquisition of SurModics Pharmaceuticals in July 2007.

Under the terms of the Purchase Agreement, the entire portfolio of products and services of SurModics Pharmaceuticals and its Current Good Manufacturing Practice (“cGMP”) development and manufacturing facility located in Birmingham, Alabama, were acquired by Evonik. As part of the Pharma Sale, we agreed not to compete in the restricted business (as defined in the Purchase Agreement) for a period of five years and to indemnify Evonik against specified losses in connection with the SurModics Pharmaceuticals business, including certain contingent consideration obligations related to the acquisition by SurModics Pharmaceuticals of the portfolio of intellectual property and drug delivery projects from PR Pharmaceuticals, Inc. (“PR Pharma”). We also retained responsibility for certain obligations of the SurModics Pharmaceuticals business, including contingent consideration obligations of $2.9 million related to our acquisition of SurModics Pharmaceuticals in July 2007 and repayment obligations related to an agreement with various governmental authorities to obtain financial incentives associated with creation of jobs in Alabama. The foregoing summary of the Purchase Agreement is qualified in its entirety by reference to the full text of the Purchase Agreement, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 7, 2011. We refer you to the Purchase Agreement for more details on the Pharma Sale.

We acquired SurModics Pharmaceuticals in July 2007 to increase our drug delivery capabilities in the areas of proprietary injectable microparticles and implant technology, both of which are based on biodegradable polymers, to provide sustained drug delivery. A significant part of that business included manufacturing services for clinical trial materials as well as for commercial products through the state-of-the-art cGMP facility we constructed and qualified.

In November 2008, we acquired a portfolio of intellectual property and collaborative drug delivery projects from PR Pharma, a drug delivery company specializing in injectable, biodegradable sustained release formulations. Total consideration paid through September 30, 2011 was $5.6 million and the sellers of PR Pharma are still eligible to receive up to an additional $3.0 million in cash based on successful achievement of specified milestones.

Because the Pharma Sale closed subsequent to our fiscal year ended September 30, 2011, the discussion of the Company and its business operations and financial results in this Form 10-K for all applicable periods prior to such sale includes the Company’s Pharmaceuticals segment, unless the context indicates otherwise. We will report the Pharmaceuticals segment as discontinued operations beginning in the first quarter of fiscal 2012, as disclosed in Note 1 to the consolidated financial statements.

Overview — General

Our mission is to exceed our customers’ expectations and enhance the well-being of patients by providing the world’s foremost, innovative surface modification technologies and in vitro diagnostic chemical components. We partner with many of the world’s leading and emerging medical device, diagnostic and life science companies to develop and commercialize innovative products designed to improve patient diagnosis and treatment. Our core offerings include surface modification coating technologies that impart lubricity, prohealing, and biocompatibility characteristics; and components for in vitro diagnostic test kits and microarrays. Our strategy is to build on our product and technical leadership in our core fields of surface modification technologies and in vitro diagnostic products, and expanding our core technologies to provide us with opportunities for longer term sustained growth.

Our surface modification technologies are utilized by our customers to alter the characteristics of the surfaces of devices and biological materials (e.g., lubricity or hemocompatibility). For example, our patented PhotoLink® technology enhances the maneuverability of minimally invasive devices (e.g., dilatation catheters and guidewires) within the body by improving the lubricity of the device surface.

Additionally, our surface modification technologies can create new functions for the surfaces of the devices (e.g., lubricity or heomcompatability). For example our patented drug technologies can create new device capabilities by enabling site specific, extended release drug delivery in cases where devices (e.g., stents or balloon catheters) are themselves necessary to treat a medical condition and in cases where devices serve only as a vehicle to deliver a drug (e.g., ophthalmology implants and drug delivery depots).

We believe that site specific, localized drug delivery from medical devices has the potential to improve life changing therapies. Drug-eluting stents are one of the first manifestations of how drugs and devices can be combined to dramatically improve patient outcomes. We believe that drug coated balloons may also show great promise, and that additional opportunities exist for site specific drug delivery from a range of other medical devices. Working with medical device companies, we believe we are poised to exploit this market opportunity as drugs and devices converge to create improved products and therapies.

In June 2011 we received an announcement from Cordis regarding the cessation of the manufacture of the CYPHER® and CYPHER SELECT® Plus stents by the end of 2011. This event is more fully discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Result of Operations” of this Form 10-K.

In October 2010, we announced initiatives intended to reduce our cost structure. As part of these initiatives, the Company implemented a change in its organizational structure to reflect our complementary, but distinct business units:

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

•

Pharmaceuticals, incorporates a broad range of drug delivery techniques for injectable therapeutics, including microparticles, nanoparticles, and implants. As noted above, we sold substantially all of our assets related to our Pharmaceuticals business to Evonik in November 2011, including its cGMP manufacturing facility.

In August 2007, we acquired BioFX Laboratories, Inc. (“BioFX”). BioFX is a leading provider of innovative reagents and substrates for the biomedical research and medical diagnostic markets. BioFX offers both colorimetric and chemiluminescent substrates, as well as other products for use in in vitro diagnostic applications. This acquisition expanded our product offerings for customers developing diagnostic test kits. In fiscal 2011 we consolidated all of our In Vitro Diagnostics business into BioFX and renamed the entity SurModics IVD, Inc. (“SurModics IVD”).

We commercialize our drug delivery and surface modification technologies primarily through licensing and royalty arrangements with medical device manufacturers. We believe this approach allows us to focus our resources on the further development of our core technologies and enables us to expand our licensing activities into new markets.

Revenue from our licensing arrangements typically includes research and development revenue, license fees and milestone payments, minimum royalties, and royalties based on a percentage of licensees’ product sales. In addition to licensing fees and research and development fees, we generate revenue from the manufacture and sale of a variety of products. We manufacture and sell the chemical reagents used by our customers in coating their products. Additionally, through our CodeLink® microarray slide product line we manufacture and sell microarray slides to the diagnostic and biomedical research markets. Other immunoassay diagnostic products include a line of stabilization products used to extend the shelf life of immunoassay diagnostic tests, substrates used to detect and signal a result in immunoassay diagnostic tests and recombinant human antigens through our role as exclusive North American distributor for DIARECT AG.

The Company was organized as a Minnesota corporation in June 1979. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) on our website, www.surmodics.com, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. We are not including the information on our website as a part of, or incorporating it by reference into our Form 10-K.

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

We offer customers several distinct polymer families for site specific drug delivery. Our Bravo™ Drug Delivery Polymer Matrix (“Bravo”) is a durable coating and has been used in a variety of applications. In addition, we offer several biodegradable polymer technologies that can be used for drug delivery applications. Because some biodegradable polymers can deliver proteins and other large molecule therapeutic agents, they have the potential to expand the breadth of drug delivery applications we can pursue. Biodegradable polymers can be combined with one or more drugs and applied to a medical device where the drug can then be released as the polymer degrades in the body over time.

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

SurModics’ Drug Delivery and Surface Modification Technologies — Clinical Benefits

•

Drug Delivery.    We provide drug delivery polymer technology to enable controlled, site specific or systemic delivery of therapeutic agents. Our proprietary polymer reagents create matrices that serve as reservoirs for therapeutic drugs. The drugs can then be released on a controlled basis over days, weeks or months. Some of our systems can release drugs for over a year. For instance, when a drug-eluting stent is implanted into a patient, the drug releases from the surface of the stent into the blood vessel wall where it can act to inhibit unwanted tissue growth, thereby reducing the occurrence of restenosis.

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

•

Prohealing.    Biologically based extracellular matrix (“ECM”) protein coatings for use in various applications are designed to improve and accelerate the healing of the tissue at or near the implant site through nature’s own healing mechanisms following procedures involving implantable medical devices. Certain ECM proteins, such as collagen and laminin, specifically stimulate the migration and proliferation of endothelial cells (cells that line blood vessels) to promote healing. By covalently attaching the appropriate ECM proteins to device surfaces utilizing the PhotoLink coating process, the biomimetic surface can signal endothelial cells in the blood and vascular wall to form a stable endothelial lining over the implant. We believe these prohealing coatings could help prevent late stent thrombosis.

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

Market Segment Served	Desired Surface Property and Examples of Applications
Interventional Cardiology and Vascular Access	Lubricity: catheters, guidewires, delivery systems
Hemocompatibility: vascular stents, catheters, distal protection devices
Drug/biologics delivery: vascular stents, catheters
Prohealing: vascular stents, vascular grafts

Cardiac Rhythm Management	Lubricity: pacemaker and defibrillator leads, electrophysiology devices
Hemocompatibility: electrophysiology devices
Prohealing: pacemaker and defibrillator leads
Drug/biologics delivery: pacemaker and defibrillator leads

Cardiothoracic Surgery	Prohealing: heart valves, septal defect repair devices
Hemocompatibility: minimally invasive bypass devices, vascular grafts, ventricular assist devices

In Vitro Diagnostics	Lubricity: microfluidic devices
Hemocompatibility: blood/glucose monitoring devices, biosensors
Biomolecule immobilization: DNA and protein arrays, protein attachment to synthetic extracellular matrix for cell culture applications

Interventional Neurology and Neurosurgery	Lubricity: catheters, guidewires
Prohealing: neuroembolic devices
Tissue engineering: aneurysm repair devices

Urology and Gynecology	Lubricity: urinary catheters, incontinence devices, ureteral stents, fertility devices
Drug/biologics delivery: prostatic stents
Tissue engineering: female sterilization devices

Ophthalmology	Drug/biologics delivery: sustained drug delivery implants

Orthopedics	Cell growth and tissue integration: bone and cartilage growth
Infection resistance: orthopedic and trauma implants
Drug/biologics delivery: orthopedic and trauma implants

Metabolic Disease	Tissue engineering: cell encapsulation

Central Nervous System Disorders	Drug/biologics delivery: polymer implants

Dermatology	Drug/biologics delivery: polymer implants
Tissue engineering: tissue bulking, space filling materials

Examples of applications for our coating technologies include guidewires, angiography catheters, IVUS catheters, neuro microcatheters/infusion catheters, PTCA/PTA laser and balloon angioplasty catheters, atherectomy systems, chronic total occlusion catheters, stent delivery catheters, cardiovascular stents, embolic protection devices, vascular closure devices, EP catheters, pacemaker leads, drug infusion catheters, wound drains, ureteral stents, urological catheters and implants, hydrocephalic shunts, and ophthalmic implants, among other devices. Beyond coatings, our drug delivery technologies have also been applied to a wide range of drugs currently in preclinical and clinical development.

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

We generate the largest portion of our revenue through licensing arrangements. Royalties and license fees represented 45.1%, 49.0% and 62.1% of our total revenue in fiscal 2011, 2010 and 2009, respectively. Revenue from these licensing arrangements typically includes license fees and milestone payments, minimum royalties, and royalties based on a percentage of licensees’ product sales. We also generate revenue from sales of chemical reagents to licensees for use in their coating processes, and, prior to the Pharma Sale, from polymer sales under our Lakeshore Biomaterials brand. Our In Vitro Diagnostics business unit generates revenue from: sales of stabilization products, substrates, antigens and microarray slides to diagnostics customers. Product sales represented 33.9%, 28.9% and 15.9% of total revenue in fiscal 2011, 2010 and 2009, respectively. Research and development fees represented 21.0%, 22.1% and 22.0% of total revenue in fiscal 2011, 2010 and 2009, respectively.

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

As of September 30, 2011, we had over 100 licensed product classes (customer products utilizing SurModics technology) already on the market generating royalties and greater than 100 customer product classes incorporating our technology in various stages of pre-commercialization. We signed 26 new licenses in fiscal 2011, compared with 21 in fiscal 2010.

All of our product classes that were under development or pending regulatory approval as of September 30, 2011, are subject to the terms of license agreements between us and our customers. Generally, medical device, biotechnology and pharmaceutical products incorporating our technologies are required to undergo long, expensive and uncertain regulatory review processes that are governed by the United States (“U.S.”) Food and Drug Administration (“FDA”) and other international regulatory authorities. The time required to obtain regulatory approval and, hence market introduction, for these products varies considerably depending on the product, its clinical application, the jurisdiction where approval is being sought, and the extent of clinical testing needed. This timing can range anywhere from several months (e.g., for medical device products seeking regulatory approval in the U.S. under the 510(K) approval process) to several years (e.g., for pharmaceutical products seeking regulatory approval in the U.S. under the new drug application process, or medical device products under the pre-market approval process).

Under our agreements with our customers, the responsibility for securing regulatory approval for, and ultimately commercializing these products rests with our customers. Our reliance on our customers in this regard and the potential risks to our operations as a result are discussed in Item 1A “Risk Factors” of this Form 10-K. Moreover, we are often contractually obligated to keep the details concerning our customers’ research and development efforts (including the timing of expected regulatory filings, approvals and market introductions) confidential. As a result of the significant uncertainty inherent in product development and regulatory approval processes, the fact that those efforts are outside of our control, and because of our contractual obligations to our customers, the expected timing for regulatory approval and commercialization for the product classes pending regulatory approval is uncertain.

Under most of our licensing agreements, we are required to keep the identity of our customers confidential unless they approve of such disclosure. Some of our licensed customers who allow the use of their name are: Abbott Laboratories (“Abbott”), Boston Scientific Corporation (“Boston Scientific”), Cook Medical, Cordis, Edwards Lifesciences Corporation, Evalve, Inc. (a subsidiary of Abbott), Elixir Medical Corporation, ev3 Inc. (a subsidiary of Covidien PLC), Medtronic, Nexeon MedSystems, Inc. (“Nexeon”), OrbusNeich Medical, Inc., Spectranetics Corporation, St. Jude Medical, Inc., and ThermopeutiX, Inc.

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

Substrates

Since the acquisition of SurModics IVD in August 2007, SurModics has provided colorimetric and chemiluminescent substrates to the in vitro diagnostics market. A substrate is the component of a diagnostic test kit that detects and signals that a reaction has taken place so that a result can be recorded. Colorimetric substrates signal a positive diagnostic result through a color change. Chemiluminescent substrates signal a positive diagnostic result by emitting light. We believe that our substrates offer a high level of stability, sensitivity and consistency.

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

Research and Development

Our research and development (“R&D”) personnel work to enhance and expand our technology and product offerings in the area of drug delivery, surface modification, and in vitro diagnostics through internal scientific investigation. These scientists and engineers also evaluate external technologies in support of our corporate development activities. All of these efforts are guided by the needs of the markets in which we do business. Additionally, the R&D staff support the sales staff and business units in performing feasibility studies, providing technical assistance to potential customers, optimizing the relevant technologies for specific customer applications, supporting clinical trials, training customers, and integrating our technologies and know-how into customer manufacturing operations.

We work together with our customers to integrate the best possible drug delivery and surface modification technologies with their products, not only to meet their performance requirements, but also to perform services quickly so that the product may reach the market ahead of the competition. To quickly solve problems that might arise during the development and optimization process, we have developed extensive capabilities in analytical chemistry and surface characterization within our R&D organization. Our state-of-the-art instrumentation and extensive experience allow us to test the purity of coating reagents, to monitor the elution rate of drug from coatings, to measure coating thickness and smoothness, and to map the distribution of chemicals throughout coatings. We believe our capabilities far exceed those of our direct competitors, and sometimes even exceed those of our large-company customers.

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

After thorough consideration of each market opportunity, our technical strategy is to target selected formulation characteristics for further development, to facilitate and shorten the license cycle. We continue to perform research into applications for future products both on our own and in conjunction with some of our customers. Some of the R&D projects currently in progress include additional polymer systems for site specific and systemic drug delivery, as well as technologies to improve healing around implantable devices, technologies to deliver nucleic acids, proteins and cell therapies, advanced stabilization reagents, slide-based microarray technologies and drug delivery platforms for ophthalmic applications.

In fiscal 2011, 2010 and 2009, our R&D expenses were $30.7 million, $36.1 million and $34.4 million, respectively. Of the above amounts, $12.3 million, $17.9 million and $21.2 million were spent on internal R&D in fiscal 2011, 2010 and 2009, respectively, and $18.4 million, $18.2 million and $13.2 million in those years, respectively, were spent on customer-sponsored R&D, which includes technology optimization and other development work on customer product applications. We intend to continue investing in R&D to advance our surface modification and in vitro diagnostic technologies and to expand uses for our technology platforms. In addition, we continue to pursue access to products and technologies developed outside the Company as appropriate to complement our internal R&D efforts.

Patents and Proprietary Rights

Patents and other forms of proprietary rights are an essential part of the SurModics business model. We protect our extensive portfolio of technologies through filing and maintaining patent rights covering a variety of coatings, drug delivery methods, reagents, and formulations, as well as particular clinical device applications. Generally, we seek patent protection in the U.S. for many of our proprietary technologies. We may also file international patent applications in the locations matching the major markets of our customers (primarily in North America, Europe, and Japan). Excluding filings related to the Pharmaceuticals business, since October 1, 2010 SurModics filed 42 U.S. patent applications, as well as 45 international patent applications, expanding the portfolio protection around our current technologies as well as enabling pursuit of new technology concepts, innovations, and directions.

We have licensed our Photolink® hydrophilic technology to a number of our customers for use in a variety of medical device applications, including those described in “SurModics’ Drug Delivery and Surface Modification Technologies — Applications” above. In particular, we have eight issued U.S. patents, four pending U.S. patent applications, 13 issued international patents, and six pending international patent applications protecting various aspects of these technologies, including compositions, methods of manufacture, and methods of coating devices. The expiration dates for these patents and anticipated expiration dates of the patent applications range from 2015 to 2031.

The Company aggressively pursues patent protection covering the proprietary technologies that we consider important to our business. In addition to seeking patent protection in the U.S., we also generally file patent applications in European countries and additional foreign countries, including Australia, Canada, China and Japan, on a selective basis. Generally, the expiration dates of our issued patents are determined based on the filing date of the earliest filed patent application from which the patent claims priority. We strategically manage our patent portfolio so as to ensure that we have valid and enforceable patent rights protecting our technological innovations.

As of December 1, 2011, after the Pharma Sale, SurModics had 133 pending U.S. patent applications, six of which were exclusively licensed from others, and 182 foreign patent applications, of which 21 were exclusively licensed from others. Likewise, as of December 1, 2011, SurModics owned 68 issued U.S. patents, 17 of which were exclusively licensed from others, and 137 international patents, of which 69 were exclusively licensed from others.

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

Acquisitions and Investments

To further our strategic objectives and strengthen our existing businesses, we intend to continue to explore acquisitions, investments and strategic collaborations to diversify and grow our business. As a result, we expect to make future investments or acquisitions where we believe that we can broaden our technology offerings and expand our sources of revenue and the number of markets in which we participate. See Note 2 to the consolidated financial statements for further information regarding our minority equity investments. Mergers and acquisitions of medical technology companies are inherently risky, and no assurance can be given that any of our previous or future acquisitions will be successful or will not materially adversely affect our consolidated results of operations, financial condition, or cash flows. Several acquisitions relating to our Pharmaceuticals business are discussed above in Overview — Recent Sale of Pharmaceuticals Business.

In August 2007, we acquired BioFX for consideration consisting of an up-front payment, including fees, of $11.6 million and potential additional payments of up to $11.4 million based upon achievement of certain milestones. Since the acquisition, we have paid the sellers additional consideration of $1.1 million related to achievement of a milestone, and the sellers are still eligible to receive up to $3.0 million in additional consideration through calendar 2011. Potential milestones of $0.5 million were not earned and lapsed in fiscal 2011.

Significant Customers

We have two customers that each provided more than 10% of our revenue in fiscal 2011. Revenue from Medtronic and Johnson & Johnson represented approximately 15% and 13%, respectively, of our total revenue for the year ended September 30, 2011. The loss of one or more of our largest customers could have a material adverse effect on our business, financial condition, results of operations, and cash flow. In June 2011, we received an announcement from Cordis, a Johnson & Johnson subsidiary, regarding the cessation of the manufacture of the CYPHER® and CYPHER SELECT® Plus stents by the end of 2011.

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

Because a significant portion of our revenue depends on the receipt of royalties based on sales of medical devices incorporating our technologies, we are also affected by competition within the markets for such devices. We believe that the intense competition within the medical device market creates opportunities for our technologies as medical device manufacturers seek to differentiate their products through new enhancements or to remain competitive with enhancements offered by other manufacturers. Because we seek to license our technologies on a non-exclusive basis, we may further benefit from competition within the medical device markets by offering our technologies to multiple competing manufacturers of a device. However, competition in the medical device market could also have an adverse effect on us as demonstrated by the announcement we received, in June 2011, from Cordis regarding the cessation of the manufacture of the CYPHER® and CYPHER SELECT® Plus stents by the end of 2011. While we seek to license our products to established manufacturers, in certain cases our licensees may compete directly with larger, dominant manufacturers with extensive product lines and greater sales, marketing and distribution capabilities. We also are unable to control other factors that may impact commercialization of coated devices or drug products, such as regulatory approval, marketing and sales efforts of our licensees or competitive pricing pressures within the particular market. There can be no assurance that products employing our technologies will be successfully commercialized by our licensees or that such licensees will otherwise be able to compete effectively.

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

Manufacturing

Historically, we have performed limited manufacturing activities for our customers, other than the manufacture of our in vitro diagnostics products which we sell to our customers, all of which we manufacture in our Eden Prairie, Minnesota facility. In general, we do not coat medical devices that are intended for commercial sale by our customers, though we often support our customers by coating products intended for pre-clinical and clinical development, including human clinical trials and on occasion, even commercial product. Some of our customers, particularly in the pharmaceutical and biotechnology industries, prefer to outsource the manufacturing of drug delivery formulations to partners. Accordingly, in April 2008, we acquired a facility in Birmingham, Alabama with approximately 286,000 square feet of warehouse and office space and constructed a cGMP manufacturing facility there in order to upgrade our manufacturing capabilities. This facility was opened and qualified in fiscal 2010. The cGMP manufacturing facility was sold as part of the Pharma Sale. See Note 1 to the consolidated financial statements for further information regarding the sale of the SurModics Pharmaceuticals business.

We attempt to maintain multiple sources of supply for the key raw materials used to manufacture our products. We do, however, purchase some raw materials from single sources, but we believe that additional sources of supply are readily available. Further, to the extent additional sources of supply are not readily available, we believe that we could manufacture such raw materials.

We follow quality management procedures in accordance with applicable regulations and guidance for the development and manufacture of materials and pharmaceutical, device, biotechnology or combination products that support clinical trials and commercialization. In an effort to better meet our customers’ needs in this area, our Eden Prairie, Minnesota facility received ISO 13485:2003 and ISO 9001:2000 certification in fiscal 2004 and has received updated certifications as required. In fiscal 2010, our Birmingham, Alabama facility received ISO 9001:2008 and ISO 13485:2003 certification and received an updated certification in fiscal 2012.

Government Regulation

Although our drug delivery and surface modification technologies themselves are not directly regulated by the U.S. FDA, the medical devices, pharmaceutical and biotechnology products incorporating our technologies are subject to FDA regulation. New medical devices utilizing our technologies can only be marketed in the U.S. after a 510(k) application has been cleared or a pre-market approval application (“PMA”) has been approved by the FDA. This process can take anywhere from three months for a 510(k) application, to two or three years or more for a PMA application. The burden of demonstrating to the FDA that a new device is either substantially equivalent to a previously marketed device (“510(k) marketing clearance process”), or in the case of implantable devices, safe and effective (“PMA process”), rests with our customers as the medical device manufacturers. New pharmaceutical and biotechnology products utilizing our technologies can only be marketed in the U.S. after a New Drug Application (“NDA”) or Biologics License Application (“BLA”) has been approved by the FDA. The burden of obtaining FDA approval of the NDA or BLA rests with our customers.

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

Employees

As of December 1, 2011, after the Pharma Sale, we had 113 employees. We are not a party to any collective bargaining agreements, and we believe that our employee relations are good.

We believe that our future success will depend in part on our ability to attract and retain qualified technical, management and marketing personnel. Such experienced personnel are in high demand, and we must compete for their services with other firms that may be able to offer more favorable compensation packages or benefits.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of December 9, 2011, the names, ages and positions of the Company’s executive officers are as follows:

Name	Age	Position
Gary R. Maharaj	48	President and Chief Executive Officer
Timothy J. Arens	44	Vice President of Finance and Interim Chief Financial Officer
Charles W. Olson	47	Senior Vice President and General Manager, Medical Device
Bryan K. Phillips	40	Senior Vice President of Legal and Human Resources, General Counsel and Secretary
Joseph J. Stich	46	Vice President, Business Operations and General Manager, In Vitro Diagnostics

Gary R. Maharaj joined the Company in December 2010 as President and Chief Executive Officer and was also appointed to the SurModics Board of Directors at such time. Prior to joining SurModics, Mr. Maharaj served as President and Chief Executive Officer of Arizant Inc., a provider of patient temperature management systems in hospital operating rooms, from 2006 to 2010. Previously, Mr. Maharaj served in several senior level management positions for Augustine Medical, Inc. (predecessor to Arizant Inc.) from 1996 to 2006, including Vice President of Marketing, and Vice President of Research and Development. During his 23 years in the medical device industry, Mr. Maharaj has also served in various management and research positions for the orthopedic implant and rehabilitation divisions of Smith & Nephew, PLC. Mr. Maharaj holds an M.B.A. from the University of Minnesota’s Carlson School of Management, an M.S. in biomedical engineering from the University of Texas at Arlington and the University of Texas Southwestern Medical Center at Dallas, and a B.Sc. in Physics from the University of the West Indies.

Timothy J. Arens joined the Company in February 2007 as Director, Business Development and became Senior Director of Financial Planning and Analysis and General Manager, In Vitro Diagnostics in October 2010. He was promoted to his current role as Vice President of Finance and Interim Chief Financial Officer in August 2011. Prior to joining SurModics, Mr. Arens was employed at St. Jude Medical, a medical technology company, from 2003 to 2007 in positions of increasing responsibility related to business development and strategic planning functions. Mr. Arens received a B.S. degree in Finance from the University of Wisconsin Eau Claire in 1989 and an M.B.A. degree from the University of Minnesota’s Carlson School of Management in 1996.

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

Bryan K. Phillips joined the Company in July 2005 as Patent Counsel and Assistant General Counsel. In January 2006, Mr. Phillips was appointed Corporate Secretary, and he was promoted to Deputy General Counsel in October 2007. He was promoted to Vice President, General Counsel and Corporate Secretary in September 2008 and was promoted to Senior Vice President in October 2010. In August 2011, he became Senior Vice

President, Legal and Human Resources, General Counsel and Secretary. Prior to joining SurModics, from 2001 to 2005, Mr. Phillips served as patent counsel at Guidant Corporation’s Cardiac Rhythm Management Group where he was responsible for developing and implementing intellectual property strategies and also for supporting the company’s business development function. He also practiced law at the Minneapolis-based law firm of Merchant & Gould P.C. Mr. Phillips received a B.S. degree in Mechanical Engineering from the University of Kansas in 1993 and a law degree from the University of Minnesota Law School in 1999. He is admitted to the Minnesota bar and is registered to practice before the U.S. Patent and Trademark Office.

Joseph J. Stich joined the Company in March 2010 as Vice President of Marketing, Corporate Development and Strategy. In August 2011, he became Vice President, Business Operations and General Manager, In Vitro Diagnostics. Before joining SurModics, Mr. Stich was Vice President of Corporate Development for Abraxis BioScience, LLC, a biotechnology company focused on oncology therapeutics, from 2009 to 2010. Prior to joining Abraxis, he was a Vice President of MGI Pharmaceuticals, Inc., a biopharmaceutical company, from 2004 to 2009. Mr. Stich’s prior experience also includes serving as President/COO of Pharmaceutical Corp. of America (a subsidiary of Publicis Healthcare Specialty Group), and positions of increasing responsibility in sales and marketing at Sanofi-Aventis Pharmaceuticals. He received a B.B.A. degree from the University of Wisconsin — Whitewater in 1988, and an M.B.A. degree from Rockhurst University in Kansas City in 1996.

The executive officers of the Company are elected by and serve at the discretion of the Board of Directors.

ITEM 1A.	RISK FACTORS.

RISKS RELATING TO OUR BUSINESS, STRATEGY AND INDUSTRY

We are subject to changes in general economic conditions that are beyond our control including recession and declining consumer confidence.

During periods of economic slowdown or recession, such as the U.S. and world economies are currently experiencing, many of our customers are forced to delay or terminate some of their product development plans. Because we rely on licensing and commercialization of our technology by third parties, we may be severely impacted by the decreasing research and development budgets of our customers. In addition, in an environment of decreasing research and development spending, sales of our In Vitro Diagnostics products may similarly suffer as a result of the decreased utilization of research-focused products. Any sustained period of decreased research and development spending by our customers and potential customers could adversely affect our financial position, liquidity, and results of operations. We may also be affected by a reduction in the amount of products purchased by our diagnostic customers.

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

We have two customers that each provided 10% or more of our revenue in fiscal 2011. Revenue from Medtronic and Johnson & Johnson represented approximately 15% and 13%, respectively, of our total revenue for the fiscal year ended September 30, 2011. The loss of one or more of our largest customers, or reductions in business from them, could have a material adverse effect on our business, financial condition, results of operations, and cash flow. For example, in June 2011, Cordis announced the cessation of the manufacture of the CYPHER® and CYPHER SELECT® Plus stents by the end of 2011. In July 2011, Cordis notified us of its intention to terminate the exclusivity arrangements under the license agreement, which also results in a termination of the minimum quarterly royalty requirements beginning in the first quarter of fiscal 2012. There can be no assurance that revenue from any customer will continue at their historical levels. If we cannot broaden our customer base, we will continue to depend on a small number of customers for a significant portion of our revenue.

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

We may face indemnity and other liability claims pursuant to our agreement with Evonik relating to the sale of substantially all of the assets of the Pharmaceuticals business.

Under the terms of the Purchase Agreement, we have agreed to indemnify Evonik against specified losses that might be incurred in connection with Evonik’s utilization of the acquired assets. We have also agreed to retain responsibility for certain liabilities that may accrue and we have made representations and warranties to Evonik, including matters relating to intellectual property. Following the closing, if Evonik makes an indemnification claim because it has suffered a loss or a third party has commenced an action against Evonik, we may incur expenses to resolve Evonik’s claim or to defend Evonik and ourselves against the third party action, which expense could harm our operating results. In addition, such indemnity claims may divert management attention from our continuing business. It may also be difficult to determine whether a claim from a third party stemmed from actions taken by us or by Evonik and we may expend substantial resources trying to determine which party has responsibility for the claim.

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

In recent years we have made several significant acquisitions. The process of integrating acquired businesses into our operations poses numerous risks, including:

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

In addition, future acquisitions by us may be dilutive to our shareholders, and cause large one-time expenses or create goodwill or other intangible assets that could result in significant asset impairment charges in the future. For example, in the first quarter of fiscal 2011 and the fourth quarter of fiscal 2010, we recognized goodwill impairment charges of $5.7 million and $13.8 million, respectively, which represented a full impairment of the goodwill associated with our SurModics Pharmaceuticals acquisition. Strategic investments may result in impairment charges if the value of any such investment declines significantly. In addition, if we acquire entities that have not yet commercialized products but rather are developing technologies for future commercialization, our earnings per share may fluctuate as we expend significant funds for continued research and development efforts necessary to commercialize such acquired technology. We cannot guarantee that we will be able to successfully complete any investments or acquisitions or that we will realize any anticipated benefits from investments or acquisitions that we complete.

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

Future impairment of our remaining goodwill of $8.0 million related to our In Vitro Diagnostics business unit or other assets could materially adversely affect our results of operations. For example, in the first quarter of fiscal 2011 we recognized a goodwill impairment charge of $5.7 million related to goodwill associated with our acquisition of SurModics Pharmaceuticals and had recognized a goodwill impairment charge of $13.8 million related to this acquisition in the fourth quarter of fiscal 2010. In addition, in fiscal 2011 and 2010, we recognized asset impairment charges totaling $17.9 million and $4.9 million, respectively.

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

Our revenue recognition policies involve application of various complex accounting standards, including accounting guidance associated with revenue arrangements with multiple deliverables. Our compliance with such accounting standards often involves management’s judgment regarding whether the criteria set forth in the standards have been met such that we can recognize as revenue the amounts that we receive as payment for our products or services. We base our judgments on assumptions that we believe to be reasonable under the circumstances. However, these judgments, or the assumptions underlying them, may change over time. In addition, the SEC or the Financial Accounting Standards Board (“FASB”) may issue new positions or revised guidance on the treatment of complex accounting matters. Changes in circumstances or third-party guidance could cause our judgments to change with respect to our interpretations of these complex standards, and transactions recorded, including revenue recognized, for one or more prior reporting periods, could be adversely affected.

RISKS RELATING TO OUR OPERATIONS AND RELIANCE ON THIRD PARTIES

We rely on third parties to market, distribute and sell most products incorporating our technologies, and those third parties may not perform or agreements with those parties could be terminated.

A principal element of our business strategy is to enter into licensing arrangements with medical device, pharmaceutical, and biotechnology companies that manufacture products incorporating our technologies. For the fiscal years ended September 30, 2011, 2010 and 2009, we derived approximately 45%, 49% and 62% of our revenue, respectively, from royalties and license fees. Although we do market certain diagnostic products and reagents, we do not currently market, distribute or sell our own medical devices or diagnostic test kits, nor do we intend to do so in the foreseeable future. Thus, our prospects are greatly dependent on the receipt of royalties from licensees of our technologies. The amount and timing of such royalties are, in turn, dependent on the ability of our licensees to gain successful regulatory approval for, market and sell products incorporating our technologies. Failure of certain licensees to gain regulatory approval or market acceptance for such products could have a material adverse effect on our business, financial condition and results of operations.

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

Given the Pharma Sale, which included the sale of the Birmingham, Alabama manufacturing facility, we now manufacture all of the products we sell in our existing production areas in our Eden Prairie, Minnesota facility. In August 2011, we began the production of our BioFX products from our headquarters facility in Eden Prairie, Minnesota. There are a number of risks associated with this move, including decreased efficiency associated with the relocation, product quality issues related to the transition, lack of continuity in key support functions and damaged customer relationships as a result of any of the above disruptions. If we experience any of the above issues associated with our recent change in our production operations, we could experience material adverse effects on our business, financial condition and results of operations.

In addition, if our existing production facility becomes incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenue and we may not be able to maintain our relationships with our customers, including certain of our licensees. In particular, because most of our customers use these reagents to create royalty-bearing products, failure by us to deliver products, including polymers and reagents, could result in decreased royalty revenue, as well as decreased revenue from the sale of products. Without our existing production facility, we would have no other means of manufacturing products until we were able to restore the manufacturing capability at the facility or develop an alternative manufacturing facility. Although we carry business interruption insurance to cover lost revenue and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing customers resulting from our inability to produce products for them.

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

RISKS RELATING TO OUR INTELLECTUAL PROPERTY

We may not be able to obtain, maintain or protect proprietary rights necessary for the commercialization of our technologies.

Our success depends, in large part, on our ability to obtain and maintain patents, maintain trade secret protection, operate without infringing on the proprietary rights of third parties and protect our proprietary rights against infringement by third parties. We have been granted U.S. and foreign patents and have U.S. and foreign patent applications pending related to our proprietary technologies. There can be no assurance that any pending patent application will be approved, that we will develop additional proprietary technologies that are patentable, that any patents issued will provide us with competitive advantages or will not be challenged or invalidated by third parties, that the patents of others will not prevent the commercialization of products incorporating our technologies, or that others will not independently develop similar technologies or design around our patents. Furthermore, because we generate a significant amount of our revenue through licensing arrangements, the loss or expiration of patent protection for our key technologies will result in a reduction of the revenue derived from these arrangements which may have a material adverse effect on the Company’s business, cash flow, results of operations, financial position and prospects.

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

We are a party to various agreements through which we have in-licensed or otherwise acquired from third parties rights to certain technologies that are important to our business. In exchange for the rights granted to us under these agreements, we agree to meet certain research, development, commercialization, sublicensing, royalty, indemnification, insurance, and other obligations. If we or one of our licensees fails to comply with these obligations set forth in the relevant agreement through which we have acquired rights, we may be unable to effectively use, license, or otherwise exploit the relevant intellectual property rights and may be deprived of current or future revenue that is associated with such intellectual property.

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

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law. The legislation imposes significant new taxes on medical device makers who make up a significant portion of our customers. The legislation, if fully enacted, will have a significant total cost to the medical device industry, which could have a material, negative impact on both the financial condition of our customers as well as on our customers’ ability to attract financing, their willingness to commit capital to development projects or their ability to commercialize their products utilizing our technology, any of which could have a material adverse effect on our business, financial condition and results of operations. There continues to be substantial risk to our customers, and therefore us, from the uncertainty which continues to surround the future of health care delivery and reimbursement both in the U.S. and abroad.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile, in large part attributable to developments and circumstances related to factors identified in “Forward-Looking Statements” and “Risk Factors.” The market value of shares of our common stock may rise or fall sharply at any time because of this volatility, as a result of large sales executed by significant holders of our stock, and also because of significant short positions taken by investors from time to time in our stock. In the fiscal year ended September 30, 2011, the sale price for our common stock ranged from $8.28 to $15.50 per share. The market prices for securities of medical technology, drug delivery and biotechnology companies historically have been highly volatile, and the market has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies.

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

We sold all of the properties associated with SurModics Pharmaceuticals, including our cGMP development and manufacturing facility, located in Birmingham, Alabama, in connection with the Pharma Sale. We also lease office space in Irvine, California, which we vacated and subleased in connection with our March 2010 reorganization.

ITEM 3.	LEGAL PROCEEDINGS.

See the discussion of “Litigation” and the “SRI Litigation” in Note 9 to the consolidated financial statements for information regarding commitments and contingencies.

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

Fiscal Quarter Ended:	High	Low
September 30, 2011	$12.95	$8.90
June 30, 2011	15.50	10.82
March 31, 2011	13.40	11.30
December 31, 2010	13.23	8.28
September 30, 2010	16.68	10.62
June 30, 2010	22.25	15.00
March 31, 2010	23.31	19.00
December 31, 2009	31.00	22.05

Our transfer agent is:

American Stock Transfer & Trust Company

59 Maiden Lane, Plaza Level

New York, New York 10038

(800) 937-5449

According to the records of our transfer agent, as of December 9, 2011, there were 217 holders of record of our common stock and approximately 4,900 beneficial owners of shares registered in nominee or street name.

To date, SurModics, has not paid or declared any cash dividends on its common stock. The payment by SurModics of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors and will depend on SurModics’ continued earnings, financial condition, capital requirements and other relevant factors.

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2011, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
7/1/11 — 7/31/11	870	$11.35	0	$5,302,113
8/1/11 — 8/31/11	1,955	$10.66	0	$5,302,113
9/1/11 — 9/30/11	0	NA	0	$5,302,113
Total	2,825	$10.87	0	$5,302,113

(1)	The purchases in this column were repurchased by the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called “stock swap exercises” related to the vesting of employee restricted stock awards.

(2)	On November 15, 2007, our Board of Directors announced the authorization of the repurchase of $35.0 million of our outstanding common stock. As of September 30, 2011, pursuant to this authorization we have repurchased a cumulative 1,024,181 shares at an average price of $29.00 per share. Under the current authorization, the Company has $5.3 million available for authorized share repurchases as of September 30, 2011. The repurchase authorization does not have an expiration date.

Stock Performance Chart

The following chart compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the Nasdaq Stock Market and the Nasdaq Medical Industry Index (Medical Devices, Instruments and Supplies). The comparison assumes $100 was invested on September 29, 2006 and assumes reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

The data presented below as of and for the fiscal years ended September 30, 2011, 2010 and 2009 is derived from our audited consolidated financial statements included elsewhere in this report. The financial data as of and for the fiscal years ended September 30, 2008 and 2007 is derived from our audited financial statements which are not included in this report. The information set forth below should be read in conjunction with the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this report and our consolidated financial statements and related notes beginning on page F-1 and other financial information included in this report.

	Fiscal Year
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Total revenue	$67,781	$69,898	$121,534	$97,051	$73,164
(Loss) income from operations	(17,518)	(14,053)	57,501	27,261	9,899
Net (loss) income	(12,778)	(21,089)	37,550	14,739	3,347
Diluted net (loss) income per share	(0.73)	(1.21)	2.15	0.80	0.18
Balance Sheet Data:
Cash, short-term and long-term investments	$68,197	$56,786	$47,868	$71,978	$70,225
Total assets	162,654	170,279	185,562	191,028	171,331
Retained earnings	70,122	82,900	103,989	66,439	51,620
Total stockholders’ equity	145,336	154,359	172,372	141,806	130,922
Statement of Cash Flows Data:
Net cash provided by operating activities	$19,955	$22,008	$31,321	$39,822	$50,715

As noted previously, the Pharma Sale closed subsequent to our fiscal year ended September 30, 2011 and therefore the selected financial data presented above includes all SurModics Pharmaceuticals historical data since its acquisition in July 2007.

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

Overview

SurModics is a leading provider of drug delivery and surface modification technologies to the healthcare industry. As further discussed in Item 1 Overview — Recent Sale of Pharmaceuticals Business, in December 2010 we announced that the Board of Directors of the Company had authorized the Company to explore strategic alternatives for our Pharmaceuticals business, including a potential sale of that business. This decision by the Board reflected our focus on returning the Company to profitable growth, and our renewed commitment to pursuing growth opportunities and investments in our Medical Device and In Vitro Diagnostics businesses. On November 1, 2011, we entered into a Purchase Agreement to sell substantially all of the assets of SurModics Pharmaceuticals to Evonik. The Pharma Sale closed on November 17, 2011. The total consideration received from the sale was $30.0 million in cash. Of the total consideration, $3.275 million was placed in escrow at closing for any inventory shortfall and the payment of certain contingent consideration obligations related to our acquisition of SurModics Pharmaceuticals in July 2007.

Because the Pharma Sale closed subsequent to our fiscal year ended September 30, 2011, the discussion for all fiscal years includes our Pharmaceuticals segment results as reported. We will report the Pharmaceuticals segment as discontinued operations beginning in the first quarter of fiscal 2012, as disclosed in Note 1 to the consolidated financial statements.

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

The October 2010 organizational change resulted in the Company presenting revenue and operating results according to its three segments, as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device. End markets include coronary, peripheral, and neuro-vascular, and urology, among others; (2) the Pharmaceuticals unit, which incorporates a broad range of drug delivery technologies for injectable therapeutics, including microparticles, nanoparticles, and implants addressing a range of clinical applications including ophthalmology, oncology, dermatology and neurology, among others. Based in Birmingham, Alabama, the Pharmaceuticals business includes our cGMP manufacturing facility; and (3) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications. Products include microarray slide technologies, protein stabilization reagents, substrates, and antigens.

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

For financial accounting and reporting purposes, we report our results for the three reportable segments noted above. We made this determination based on how we manage our operations and the information provided to our chief operating decision maker who is our Chief Executive Officer.

In June 2007, we entered into a License and Research Collaboration Agreement and separate Supply Agreement with Merck related to our I-vation™ TA intravitreal implant. Under the terms of the Merck agreements, we received an upfront license fee of $20.0 million and were eligible to receive up to an additional $288.0 million in fees and development milestones associated with the successful product development and attainment of appropriate U.S. and EU regulatory approvals, as well as payment for our research and development activities. In September 2008, following a strategic review of Merck’s business and product development portfolio, Merck gave notice to SurModics that it was terminating the collaborative license and research agreement, as well as the supply agreement entered into in June 2007. This decision was not based on any concerns about the safety or efficacy of the I-vation system. The termination was effective in December 2008, and we recognized revenue related to the termination of approximately $45.0 million in fiscal 2009, principally from amounts that previously had been deferred and amortized under the accounting treatment required by accounting guidance for revenue arrangements with multiple deliverables. The $45.0 million included a $9.0 million milestone payment from Merck associated with the termination of the triamcinolone acetonide development program.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements is based in part on the application of significant accounting policies, many of which require management to make estimates and assumptions (see Note 2 to the consolidated financial statements). Actual results may differ from these estimates under different assumptions or conditions and could materially impact our results of operations. We believe the following are critical areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

Revenue related to a performance milestone is recognized upon the achievement of the milestone and meeting specific revenue recognition criteria. Product sales to third parties are recognized at the time of shipment, provided that an order has been received, the price is fixed or determinable, collectability of the resulting receivable is reasonably assured and returns can be reasonably estimated. Our sales terms provide no right of return outside of our standard warranty policy. Payment terms are generally set at 30-45 days. Generally, revenue for research and development is recorded as performance progresses under the applicable contract.

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

In October 2009, the FASB amended the accounting standards for multiple deliverable revenue arrangements to:

(i) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii) require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

(iii) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We elected to early adopt this accounting guidance at the beginning of our first quarter of fiscal 2010, on a prospective basis, for applicable transactions originating or materially modified on or after October 1, 2009. In connection with the adoption of the amended accounting standard we also changed our policy prospectively for multiple element arrangements, whereby we account for revenue using a multiple attribution model in which consideration allocated to research and development activities is recognized as performed, and milestone payments are recognized when the milestone events are achieved, when such activities and milestones are deemed substantive. Accordingly, in situations where a unit of accounting includes both a license and research and development activities, and when a license does not have stand-alone value, the Company applies a multiple attribution model in which consideration allocated to the license is recognized ratably, consideration allocated to research and development activities is recognized as performed and milestone payments are recognized when the milestone events are achieved, when such activities and milestones are deemed substantive.

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

Under the accounting guidance, we are still required to evaluate each deliverable in a multiple element arrangement for separability. We are then required to allocate revenue to each separate deliverable using a hierarchy of VSOE, TPE, or ESP. In many instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements which may be a result of SurModics infrequently selling each element separately or having a limited history with multiple element arrangements. When VSOE cannot be established, SurModics attempts to establish a selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately.

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

Valuation of long-lived assets.    Accounting guidance requires us to periodically evaluate whether events and circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of long-lived assets, such as property and equipment and intangibles. If such events or circumstances were to indicate that the carrying amount of these assets may not be recoverable, we would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of the assets, we would recognize an impairment charge to reduce such assets to their fair value.

In the fourth quarter of fiscal 2011, we recognized asset impairment charges totaling $17.9 million associated with our Pharmaceuticals segment. We wrote down long-lived assets (fixed assets of $14.8 million and intangibles of $3.1 million), associated with our Pharmaceuticals segment, based on the current valuation of the assets relative to their carrying value. The Company had been exploring strategic alternatives for the Pharmaceuticals segment, including a potential sale. The assets of the Pharmaceuticals business did not qualify as held-for-sale as of September 30, 2011, because we had not committed to a plan to sell at that time. However, our assessment of options available as of September 30, 2011 resulted in a probability-weighted value of expected future cash flows below the carrying value of these assets, which required us to determine the fair value of the long-lived assets of the Pharmaceuticals segment using the probability-weighted value of the expected future cash flows. Asset impairment charges of $17.9 million were recognized based on this assessment. Subsequently, the Company sold substantially all of its Pharmaceuticals assets for $30.0 million on November 17, 2011. See Note 1 to the consolidated financial statements for further information regarding the sale of SurModics Pharmaceuticals.

In fiscal 2010, we recognized asset impairment charges totaling $4.9 million. We wrote down facility-related assets in Alabama by $1.9 million to their fair value based on a decision to sell the assets, however based on further analysis of various factors associated with the consolidation of facilities we later decided not to sell the facility. The carrying value of the facility was $2.1 million at September 30, 2010, which was based on a real estate appraisal obtained during our negotiations. We also wrote down certain project- and technology-related assets totaling $1.7 million, as there were no ongoing business opportunities expected in light of current market conditions and general economic environment. SurModics also recognized a charge of $1.3 million associated with certain construction-in-progress fixed assets in Minnesota, given the level of business activity and overall economic conditions. Each of these events included analysis of expected future cash flows or real estate market data which was compared with the carrying values of the assets to determine the impairment charges that were recognized. The assets associated with these charges had limited remaining value and as such were written down to zero value at September 30, 2010.

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

Evaluating goodwill for impairment in fiscal 2011 was based on new goodwill accounting guidance which was early adopted by SurModics in the fourth quarter of fiscal 2011. The new accounting guidance involves assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test becomes unnecessary.

Evaluating goodwill for impairment involves the determination of the fair value of our reporting units in which we have recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis.

We have determined that our reporting units are our SurModics Pharmaceuticals subsidiary, the In Vitro Diagnostics operations known as our In Vitro Diagnostics reporting unit which contains the BioFX branded products, and the SurModics drug delivery and hydrophilic coatings operations known as our Medical Device business unit. The reporting units with goodwill resulted from the acquisitions of SurModics Pharmaceuticals and SurModics IVD in fiscal 2007. Inherent in the determination of fair value of our reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations.

The $8.0 million of goodwill at September 30, 2011 is related to the In Vitro Diagnostics reporting unit. We performed our annual impairment test of goodwill as of August 31, 2011, and did not record any goodwill impairment charges as there were no indicators of impairment associated with the In Vitro Diagnostics reporting unit.

We recognized a goodwill impairment charge of $5.7 million in the first quarter of fiscal 2011 associated with our SurModics Pharmaceuticals reporting unit. Two milestone events were achieved associated with the July 2007 acquisition of SurModics Pharmaceuticals and $5.7 million of additional purchase price was recorded as an increase to goodwill. During our annual test of goodwill in the fourth quarter of fiscal 2010, we determined the goodwill related to our SurModics Pharmaceuticals reporting unit was fully impaired and we recognized a non-cash goodwill impairment charge of $13.8 million. There had been no substantial changes in operating results for SurModics Pharmaceuticals in the first quarter of fiscal 2011 when compared with fiscal 2010, and as such we concluded that the goodwill associated with the milestone events was fully impaired.

Prior to testing goodwill for impairment in fiscal 2010, we tested our definite-lived assets, property and equipment as well as intangible assets, under the provisions of the accounting guidance for impairment or disposal of long-lived assets, and determined that there were no impairments of these assets.

The goodwill impairment in fiscal 2010 reflected a significant decline in the estimated fair value of our reporting units, mainly our SurModics Pharmaceuticals reporting unit, which resulted from a slowdown in business activity which was most pronounced in the fourth quarter of fiscal 2010, higher operating costs with our cGMP manufacturing facility, and a significant decrease in our stock price during fiscal 2010. Our stock price declined from $24.13 per share at October 1, 2009 to $12.03 per share at the date of our annual impairment test, which was August 31, 2010. While we continually evaluated whether any indications of impairment are present that would require an impairment analysis on an interim basis, no such indicators were considered present prior to the fourth quarter of fiscal 2010. Prior to the fourth quarter, based on our outlook for future results and the fact that our market capitalization exceeded our book value by a margin of 64% at June 30, 2010, we did not believe that the events and circumstances in existence at our interim reporting dates indicated that it was more likely than not that the fair value of any of our reporting units would be less than its carrying amount.

In evaluating whether goodwill was impaired in fiscal 2010, we compared the fair value of the reporting units to which goodwill is assigned to their carrying values (Step 1 of the impairment test). In calculating fair value, we used the income approach as our primary indicator of fair value, with the market approach used as a test of reasonableness. The income approach is a valuation technique under which we estimate future cash flows using the reporting units’ financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. The market approach establishes fair value by comparing our company to other publicly traded guideline companies or by analysis of actual transactions of similar businesses or assets sold. The income approach is tailored to the circumstances of our business, and the market approach is completed as a secondary test to ensure that the results of the income approach are reasonable and in line with comparable companies in the industry. The summation of our reporting units’ fair values was compared and reconciled to our market capitalization as of the date of our impairment test.

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

In determining the fair value of our SurModics Pharmaceuticals reporting unit under the income approach, the expected cash flows of SurModics Pharmaceuticals were affected by various assumptions. Fair value on a discounted cash flow basis used forecasts over a ten-year period with an estimation of residual growth rates thereafter. We used our business plans and projections as the basis for expected future cash flows. The most significant assumptions incorporated in these forecasts for the fiscal 2010 goodwill impairment test included annual revenue changes based on then current customer programs and expected progression of these programs into different phases of development. A discount rate of 15% was used in the fiscal 2010 analysis to reflect the relevant risks of the higher growth assumed for this reporting unit. Given the significant difference between the reporting unit’s fair value and carrying value, any change in the discount rate would not have changed the evaluation of impairment.

In estimating the fiscal 2010 fair value of our company under the market approach, we considered the relative merits of commonly applied market capitalization multiples based on the availability of data. Based on our analysis, we utilized the guideline public company method to support the valuation of the reporting units in fiscal 2010.

Based on the goodwill analysis performed as of August 31, 2010, the $13.8 million of goodwill in the SurModics Pharmaceuticals reporting unit failed Step 1 of the impairment test, and Step 2 of the impairment test indicated that goodwill was fully impaired. The indicated excess in fair value over carrying value of the Company’s In Vitro Diagnostics reporting unit in Step 1 of the impairment test at August 31, 2010 was approximately 82% and as such the $8.0 million of goodwill related to this reporting unit was not impaired. To the extent that actual results or other assumptions about future economic conditions or potential for our growth and profitability in this business changed, it is possible that our conclusion regarding the goodwill could change, which could have a material effect on our financial position and results of operations. The SurModics drug delivery and hydrophilic coatings operations do not have any goodwill and were included in the fiscal 2010 analysis to assist in reconciling the fair value of all reporting units to the Company’s market capitalization at August 31, 2010. See Note 2 to the consolidated financial statements for further information.

We did not record any goodwill impairment charges during fiscal 2009.

Investments.    Investments consist principally of U.S. government and government agency obligations and mortgage-backed securities and are classified as available-for-sale or held-to-maturity at September 30, 2011. Our investment policy calls for no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment. Our evaluation of the available-for-sale investments resulted in no loss recognition in fiscal 2011, 2010 or 2009. Investments for which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. If there was an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity, the Company would write down the security to fair value with a corresponding adjustment to other income (loss). Interest on debt securities, including amortization of premiums and accretion of discounts, is included in other income (loss). Realized gains and losses from the sales of debt securities, which are included in other income (loss), are determined using the specific identification method. See Notes 2 and 3 to the consolidated financial statements for further information.

Income tax accruals and valuation allowances.    When preparing the consolidated financial statements, we are required to estimate the income tax obligations in each of the jurisdictions in which we operate. This process involves estimating the actual current tax obligations based on expected income, statutory tax rates and tax planning opportunities in the various jurisdictions. In the event there is a significant unusual or one-time item recognized in the results of operations, the tax attributable to that item would be separately calculated and recorded in the period the unusual or one-time item occurred. Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. As a result, the annual effective tax rate reflected in our results of operations is different than that reported on our tax return (i.e., our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some are temporary differences that will reverse over time, such as depreciation expense on capital assets. These temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years, for which we have already recorded the expense in our consolidated statements of operations. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance against those deferred tax assets. Deferred tax liabilities generally represent items for which we have already taken a deduction in our tax return, but we have not yet recognized the items as expense in our results of operations. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We had total deferred tax assets in excess of total deferred tax liabilities of $9.4 million as of September 30, 2011 and $2.9 million as of September 30, 2010, including valuation allowances of $7.7 million as of September 30, 2011 and $6.5 million as of September 30, 2010. The valuation allowances related to impairment losses on investments were recorded because the Company does not currently foresee future capital gains within the allowable carryforward and carryback periods to offset these capital losses when they are recognized. As such, no tax benefit has been recorded in the consolidated statements of operations. In addition, we recorded a valuation allowance related to state net operating losses based on the uncertainty regarding the realization of the net operating losses in the carryforward periods.

The Company adopted accounting provisions on October 1, 2007 which defined new standards for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. The total gross amount of unrecognized tax benefits as of September 30, 2011, 2010 and 2009 was $1.7 million, $1.9 million and $2.0 million, respectively, excluding accrued interest and penalties. Of these unrecognized tax benefits, $1.7 million, $1.9 million and $2.0 million would affect our effective tax rate for fiscal 2011, 2010 and 2009, respectively. Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of September 30, 2011, 2010 and 2009, $0.8 million, $0.7 million and $0.6 million, respectively, of interest and penalties were accrued, excluding the tax benefits of deductible interest. The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax return for fiscal 2010 in the first quarter of fiscal 2012. The IRS completed an examination of our U.S. income tax return for fiscal 2009 and a payment was made in the third quarter of fiscal 2011 associated with timing adjustments. U.S. income tax returns for fiscal 2007 and 2008 remain subject to examination by federal tax authorities. Tax returns for state and local jurisdictions for fiscal years 2003 through 2010 remain subject to examination by state and local tax authorities. In the event that we have determined not to file tax returns with a particular state or local jurisdiction, all years remain subject to examination by the tax authorities. The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution could result in reduced income tax expense. Within the next 12 months, we do not expect that our unrecognized tax benefits will change significantly. See Note 8 to the consolidated financial statements for further information regarding changes in unrecognized tax benefits during fiscal 2011, 2010 and 2009.

Use of Non-GAAP Financial Information.

In addition to disclosing financial results in accordance with GAAP, this report includes certain non-GAAP financial results including non-GAAP operating income (or loss). We believe these non-GAAP measures provide meaningful insight into our operating performance, excluding certain event-specific charges, and provide an alternative perspective of our results of operations. We use non-GAAP measures, including certain of those set forth in this report, to assess our operating performance and to determine payout under our executive compensation programs. We believe that presentation of certain non-GAAP measures allows investors to review our results of operations from the same perspective as management and our Board of Directors and facilitates comparisons of our current results of operations. The method we use to produce non-GAAP results is not in accordance with GAAP and may differ from the methods used by other companies. Non-GAAP results should not be regarded as a substitute for corresponding GAAP measures but instead should be utilized as a supplemental measure of operating performance in evaluating our business. Non-GAAP measures do have limitations in that they do not reflect certain items that may have a material impact upon our reported financial results. As such, these non-GAAP measures presented should be viewed in conjunction with our consolidated financial statements prepared in accordance with GAAP.

Results of Operations

Years Ended September 30, 2011 and 2010

(in thousands)	Fiscal 2011	Fiscal 2010	Increase/ (Decrease)	% Change
Revenue:
Medical Device	$39,576	$43,211	$(3,635)	(8)%
Pharmaceuticals	15,055	15,493	(438)	(3)%
In Vitro Diagnostics	13,150	11,194	1,956	17%

Total revenue	$67,781	$69,898	$(2,117)	(3)%

Revenue.    Fiscal 2011 revenue was $67.8 million, a decrease of $2.1 million, or 3%, from fiscal 2010. The above table provides a summary of each operating segment’s revenue with the narrative that follows providing additional explanations.

Medical Device.    Revenue in Medical Device was $39.6 million in fiscal 2011, an 8% decrease compared with $43.2 million in the prior-year period. The decrease in total revenue reflected lower license fees and royalties as well as lower R&D revenue, partially offset by higher product sales. Fiscal 2010 included $1.3 million in license fee revenue that was one-time in nature.

In fiscal 2011, we had a $2.7 million decrease, or 37%, in royalty revenue from Cordis, compared with the prior-year period. Growth of approximately 4% in royalty revenue from our hydrophilic coating license agreements was not strong enough to offset the decrease in royalty revenue from Cordis.

As we have disclosed in previous filings, Medical Device has derived a substantial amount of revenue from royalties and license fees and product sales attributable to Cordis, on its CYPHER® Sirolimus-eluting Coronary Stent. The CYPHER® stent incorporates a proprietary SurModics polymer coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in coronary artery lesions. The CYPHER® stent faces continuing competition from Boston Scientific, Medtronic, and Abbott. In June 2011, Cordis announced the cessation of the manufacture of the CYPHER® and CYPHER SELECT® Plus stents by the end of 2011. In July 2011, Cordis notified the Company of its intention to terminate the exclusivity arrangements under the license agreement, which also results in a termination of the minimum quarterly royalty requirements beginning in the first quarter of fiscal 2012. For the last several years, royalty revenue and reagent product sales have decreased as a result of lower CYPHER® stent sales, and we had anticipated that royalty revenue from CYPHER® stents would continue to decrease in fiscal 2011 until it reached minimum royalty levels per the license agreement with Cordis. The decline in CYPHER® stent sales in fiscal 2011 resulted in SurModics recognizing minimum quarterly royalty income of $1.0 million for the third and fourth quarters per the terms of our license agreement with Cordis. Beginning with our first quarter of fiscal 2012, since the minimum royalty requirements have been eliminated, royalties under the license agreement will be based on a percentage of CYPHER® sales, if any.

Pharmaceuticals.    Pharmaceuticals revenue was $15.1 million in fiscal 2011, a decrease of 3% compared with $15.5 million in the prior-year period. The decrease principally reflected lower license fee revenue, as one customer achieved a milestone event in fiscal 2010, as well as lower R&D revenue.

In Vitro Diagnostics.    In Vitro Diagnostics revenue was $13.2 million in fiscal 2011, an increase of 17%, compared with $11.2 million in the prior-year period. The increase was primarily attributable to higher sales of our BioFX branded products as well as our stabilization and antigen products.

Product costs.    Product costs were $8.3 million in fiscal 2011, a 12% decrease from the prior year. Overall product margins averaged 64%, compared with 53% in the prior year. The increase in product margins reflected the mix of products sold in fiscal 2011, as there were higher levels of diagnostic and reagent product sales compared with prior year results. In addition, our polymer products gross margin improved, mainly attributable to lower fixed costs. In fiscal 2010 we recognized an inventory impairment charge totaling $0.4 million. The gross margin for fiscal 2010, when adjusting for this impairment, was 55%.

Customer research and development expenses.    Customer R&D expenses were $18.4 million, an increase of 1% compared with fiscal 2010. The increase principally reflects the impact of higher fixed overhead costs attributable to our Alabama research and development operations, offset somewhat by lower project material costs. Customer R&D margins were negative 29%, compared with negative 18% in fiscal 2010. Customer R&D expenses in the Pharmaceuticals segment were $16.3 million and $15.6 million in fiscal 2011 and 2010, respectively.

Other research and development expenses.    Other R&D expenses were $12.2 million, a decrease of 32% compared with fiscal 2010. All three expense categories (labor, materials and overhead) included in Other R&D decreased in fiscal 2011 compared with fiscal 2010. Lower fiscal 2011 labor costs of $2.2 million compared with fiscal 2010 was mainly the result of our March and October 2010 reorganizations which reduced our research and development headcount. In addition, we received a grant under the federal qualified therapeutic discovery project program (recorded as a reduction of Other R&D expense) which was approximately $0.8 million and with fewer research projects we spent less on project materials. Overhead allocated to Other R&D also declined based on the lower headcount levels. We also had a reduction of $1.7 million in Other R&D expenses in our Pharmaceuticals business, compared with fiscal 2010 expenses, based on a decision to limit its internal R&D activities in fiscal 2011.

Selling, general and administrative expenses.    Selling, general and administrative (“SG&A”) expenses were $20.5 million, an increase of 11% compared with fiscal 2010. The increase principally reflects higher variable compensation costs of $1.8 million.

Restructuring charges.    In August 2011, we announced a realignment of our business to optimize the Company’s resources according to our strategic plan. As a result of the organizational change, we eliminated approximately 9% of our workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the fourth quarter of fiscal 2011. We recorded total pre-tax restructuring charges of $1.0 million in the fourth quarter of fiscal 2011, which consisted of severance pay and benefits expenses.

In October 2010, we announced initiatives to reduce our cost structure and renew our focus on business units to more closely match operations and cost structure with the current customer environment. As a result of the organizational change, we eliminated 30 positions, or approximately 13% of our workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the first quarter of fiscal 2011. The reorganization also resulted in SurModics vacating a leased production facility in Birmingham, Alabama and relocating the production activities to one of our owned facilities in Birmingham. We recorded total pre-tax restructuring charges of $1.2 million in the first quarter of fiscal 2011, which consisted of $1.2 million of severance pay and benefits expenses and less than $0.1 million of facility-related costs.

In March 2010, we announced an organizational change designed to support future growth by better meeting customer needs, leveraging our multiple competencies across the organization, and building on our pharmaceutical industry experience. As a result of the reorganization, we eliminated approximately 4% of our workforce. These employee terminations occurred across various functions and the reorganization was completed by the end of the third quarter of fiscal 2010. SurModics also vacated and subleased its leased sales office in Irvine, California and vacated a leased warehouse in Birmingham, Alabama. We recorded total restructuring charges of approximately $1.3 million in connection with the fiscal 2010 reorganization. These pre-tax charges consisted of $0.8 million of severance pay and benefits expenses and $0.5 million of facility-related costs.

Cumulative costs totaling $4.3 million have been paid associated with the fiscal 2011, 2010 and 2009 restructurings, and we anticipate paying the remaining $1.0 million within the next 27 months, with the majority in the next 12 months.

Asset impairment charges.    In the fourth quarter of fiscal 2011, we recognized asset impairment charges totaling $17.9 million. We wrote down long-lived assets (fixed assets of $14.8 million and intangibles of $3.1 million), associated with our Pharmaceuticals segment, based on the current valuation of the assets relative to their carrying value. The Company had been exploring strategic alternatives for the Pharmaceuticals segment, including a potential sale. The assets of the Pharmaceuticals business did not qualify as held-for-sale as of September 30, 2011, because we had not committed to a plan to sell at that time. However, our assessment of options available as of September 30, 2011 resulted in a probability-weighted value of expected future cash flows below the carrying value of these assets, which required us to determine the fair value of the long-lived assets of the Pharmaceuticals segment using the probability-weighted value of the expected future cash flows. Asset impairment charges of $17.9 million were recognized based on this assessment. Subsequently, the Company sold substantially all of its Pharmaceuticals assets for $30.0 million on November 17, 2011. See Note 1 to the consolidated financial statements for further information regarding the sale of SurModics Pharmaceuticals.

In fiscal 2010, we recorded a $1.9 million asset impairment charge associated with writing down one of our facilities in Alabama to fair value based on a decision to sell the facility, which we later determined not to sell. The $2.1 million carrying value of this facility was based on a real estate market appraisal obtained during our negotiations.

We also recorded a $1.3 million asset impairment charge in fiscal 2010 associated with certain long-lived assets where no ongoing business was expected in the foreseeable future based on market conditions. Furthermore, we recorded a $1.3 million asset impairment charge associated with certain fixed asset costs located in Minnesota and a $0.4 million asset impairment charge associated with prototypes and other equipment related to a development project for which no ongoing business was expected in the foreseeable future in light of market conditions. The assets associated with these charges had limited remaining value and as such were written down to zero value.

Goodwill impairment charges.    We recognized a goodwill impairment charge of $5.7 million in the first quarter of fiscal 2011 associated with our SurModics Pharmaceuticals reporting unit. Two milestone events were achieved associated with the July 2007 acquisition of SurModics Pharmaceuticals and $5.7 million of additional purchase price was recorded as an increase to goodwill. There had been no substantial changes in operating results for SurModics Pharmaceuticals in the first quarter of fiscal 2011 when compared with fiscal 2010, and as such we concluded that the goodwill associated with the milestone events was fully impaired.

In fiscal 2010, we recorded a $13.8 million goodwill impairment charge associated with our SurModics Pharmaceuticals reporting unit. The goodwill impairment charge in fiscal 2010 reflected a significant decline in the estimated fair value of our reporting units, mainly our SurModics Pharmaceuticals reporting unit, which resulted from a slowdown in business activity most pronounced in the fourth quarter of fiscal 2010, higher operating costs with our cGMP manufacturing facility, and a significant decrease in our stock price during fiscal 2010. Our stock price declined from $24.13 per share at October 1, 2009 to $12.03 per share at the date of our annual impairment test, which was August 31, 2010. We continually evaluated whether any indications of impairment were present that would require an impairment analysis on an interim basis. Prior to the fourth quarter, based on our outlook for future results and the fact that our market capitalization exceeded our book value by a margin of 64% at June 30, 2010, we did not believe that the events and circumstances in existence at our interim reporting dates indicated that it was more likely than not that the fair value of any of our reporting units would be less than its carrying amount.

Other income (loss), net.    Other income was $1.0 million in fiscal 2011, compared with a loss of $6.6 million in fiscal 2010. Income from investments was $0.6 million in fiscal 2011, compared with $1.0 million in fiscal 2010. The decrease primarily reflects lower yields generated from our investment portfolio in fiscal 2011. The fiscal 2010 loss primarily reflects a total of $7.9 million of impairment losses in connection with our portfolio of strategic investments.

We recognized an impairment loss on our investment in Nexeon totaling $5.3 million in the fourth quarter of fiscal 2010 based on the valuations associated with potential new rounds of financing. In addition, we recognized a $2.4 million loss on our investment in a medical technology company in the third quarter of fiscal 2010 based on market valuations and a pending financing round for this company. Another entity in which the Company had a strategic investment sold the majority of its assets in the third quarter of fiscal 2010 resulting in an impairment loss of $0.2 million.

Income tax benefit (provision).    The income tax benefit was $3.7 million in fiscal 2011, compared with an income tax provision of $0.4 million in fiscal 2010. The effective tax rate in fiscal 2011 was 22.5%, and when excluding the impact of the goodwill impairment charge of $5.7 million, the rate was 34.3%. The fiscal 2010 effective tax rate is not meaningful because a tax expense was recorded on a pre-tax loss. The fiscal 2010 effective tax rate, when excluding the impact of the goodwill impairment charge of $13.8 million and impairment losses on investments of $7.9 million, was 39.3% since we do not currently foresee offsetting capital gains that could offset these capital losses, and therefore no benefit was recorded. The decrease in the effective tax rate, adjusted for the one-time items noted, is primarily a result of lower state taxes resulting from adjustments to state deferred taxes.

Segment Operating Results

Operating (loss) income for each of our reportable segments was as follows (in thousands):

	2011	2010
Operating (loss) income:
Medical Device	$19,847	$19,524
Pharmaceuticals	(32,522)	(26,479)
In Vitro Diagnostics	4,275	3,304
Corporate	(9,118)	(10,402)

Total	$(17,518)	$(14,053)

Medical Device.    Operating income was $19.8 million in fiscal 2011, compared with $19.5 million in fiscal 2010. The increased operating income was driven by $1.5 million in lower development costs (reflecting the $0.8 million federal qualified therapeutic discovery project program and lower customer and internal project material expense), $1.3 million in lower compensation costs resulting from our August 2011 and October 2010 reorganizations and $0.6 million in lower product costs. The savings from these reduced operating costs were substantially offset by lower revenue.

Pharmaceuticals.    Operating loss was $32.5 million in fiscal 2011, compared with a loss of $26.5 million in fiscal 2010. Fiscal 2011 loss included a goodwill impairment charge of $5.7 million and asset impairment charges of $17.9 million. Adjusting for the event-specific items, the operating loss was $8.9 million. The fiscal 2010 loss included a goodwill impairment charge of $13.8 million and asset impairment charges of $1.9 million. Adjusting for these one-time items, operating loss was $10.8 million. The decrease in the fiscal 2011 operating loss (as adjusted) was driven primarily by a $1.1 million reduction in product costs, $0.9 million reduction in research and development operating expenses, mostly related to lower external costs associated with the cGMP facility, and $0.7 million reduction in SG&A expenses, offset partially by $0.6 million in lower revenue.

In Vitro Diagnostics.    Operating income was $4.3 million in fiscal 2011, compared with $3.3 million in fiscal 2010. The gross margin increase of $1.4 million, associated with the $2.0 million revenue increase, was the primary contributor to the operating income increase, partially offset by $0.2 million in higher compensation costs and $0.1 million in higher sales and marketing expenses.

Corporate.    Operating loss was $9.1 million in fiscal 2011, compared with a loss of $10.4 million in fiscal 2010. Both periods included restructuring charges and fiscal 2010 included an asset impairment charge; when these charges are excluded, our adjusted operating losses were $6.9 million and $6.1 million for fiscal 2011 and 2010, respectively. The increased operating loss was driven primarily by higher variable compensation costs.

Results of Operations

Years Ended September 30, 2010 and 2009

(in thousands)	Fiscal 2010	Fiscal 2009	Increase/ (Decrease)	% Change
Revenue:
Medical Device	$43,211	$86,546	$(43,335)	(50)%
Pharmaceuticals	15,493	18,511	(3,018)	(16)%
In Vitro Diagnostics	11,194	16,477	(5,283)	(32)%

Total revenue	$69,898	$121,534	$(51,636)	(42)%

Revenue.    Fiscal 2010 revenue was $69.9 million, a decrease of $51.6 million, or 42%, from fiscal 2009. The above table provides a summary of each operating segment’s revenue with the narrative that follows providing additional explanations.

Medical Device.    Revenue in Medical Device was $43.2 million in fiscal 2010, a 50% decrease compared with $86.5 million in the prior-year period. The decrease in total revenue principally reflected the recognition in fiscal 2009 of revenue of approximately $45.0 million associated with the Merck collaborative license and research agreement, which was terminated effective in the first quarter of fiscal 2009. Excluding this significant event-specific item in fiscal 2009, Medical Device revenue increased $1.7 million, or 4%.

Royalty and license fee revenue increased $1.5 million or 5%, when excluding fiscal 2009 Merck license fee revenue, principally from milestone payments of $1.0 million associated with one customer. Product sales increased 13% based on higher reagent sales to Cordis. R&D revenue declined 16%, when excluding fiscal 2009 Merck R&D revenue, based on the timing of activities with one particular R&D program.

Pharmaceuticals.    Pharmaceuticals revenue was $15.5 million in fiscal 2010, a decrease of 16% compared with $18.5 million in the prior-year period. The decrease was mainly attributable to lower R&D revenue. Certain customer R&D programs were delayed, slowed or cancelled in fiscal 2010 as a result of various factors, including economic conditions, financing challenges, and issues in the pharmaceutical industry. Increases in new or existing customer R&D programs were not enough to offset declines from two existing programs.

In Vitro Diagnostics.    In Vitro Diagnostics revenue was $11.2 million in fiscal 2010, a decrease of 32% compared with $16.5 million in the prior-year period. The decrease was attributable to lower royalties and license fees in fiscal 2010. In past years, In Vitro Diagnostics derived a significant percentage of revenue from Abbott. There was no royalty revenue from a diagnostic format patent license agreement with Abbott in fiscal 2010 because the patents had expired. Royalty revenue from Abbott was $4.9 million in fiscal 2009. In addition to the lower royalties and license fees, product sales decreased $0.2 million or 2% in fiscal 2010 compared with fiscal 2009 as customers were cautious with their purchasing activity.

Product costs.    Product costs were $9.4 million in fiscal 2010, a 26% increase from the prior year. Overall product margins averaged 53%, compared with 61% in the prior year. The decrease in product margins reflected the mix of products sold in fiscal 2010, as there were higher levels of polymer product sales, which products carry lower margins than our reagent and diagnostic products. There was an inventory impairment charge totaling $0.4 million recognized in fiscal 2010. The gross margin, when adjusting for this impairment, was 55%.

Customer research and development expenses.    Customer R&D expenses were $18.1 million in fiscal 2010, an increase of 38% compared with fiscal 2009. The increase principally reflected the impact of higher fixed costs attributable to our Alabama research and development operations. Customer R&D margins were negative 18%, compared with positive 51% in fiscal 2009. Fiscal 2009 margins were positive 32% after adjusting for Merck deferred revenue recognition and final billings. The increase in fiscal 2010 costs reflected the higher fixed overhead costs in Alabama as well as increased material costs. Customer R&D expenses in the Pharmaceuticals segment were $15.6 million and $13.2 million in fiscal 2010 and 2009, respectively.

Other research and development expenses.    Other R&D expenses were $17.9 million in fiscal 2010, a decrease of 15% compared with fiscal 2009. Overhead costs allocated to Other R&D decreased compared with fiscal 2009, and our research and development headcount decreased in fiscal 2010 compared with fiscal 2009 as a result of our March 2010 reorganization as well as employee attrition, resulting in lower labor costs. These reductions were partially offset by higher project material costs.

Selling, general and administrative expenses.    SG&A expenses were $18.5 million in fiscal 2010, an increase of 7% compared with fiscal 2009. The increase principally reflected higher professional services fees, higher bad debt expenses and additional operating costs with our Alabama facilities that are allocated to SG&A, partially offset by lower stock-based compensation expense and lower SG&A headcount.

Restructuring charges.    In March 2010, we announced an organizational change designed to support future growth by better meeting customer needs, leveraging our multiple competencies across the organization, and building on our pharmaceutical industry experience. As a result of the reorganization, we eliminated approximately 4% of our workforce with the terminations occurring across various functions. The reorganization was completed by the end of the third quarter of fiscal 2010. SurModics also vacated and subleased its leased sales office in Irvine, California and vacated a leased warehouse in Birmingham, Alabama. SurModics recorded total pre-tax restructuring charges of approximately $1.3 million in connection with the fiscal 2010 reorganization, which consisted of $0.8 million associated with severance pay and benefits expenses and $0.5 million of facility-related costs.

In November 2008, we announced a functional reorganization which resulted in elimination of approximately 5% of our workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the first quarter of fiscal 2009. The reorganization also resulted in SurModics vacating a leased office facility in Eden Prairie, Minnesota, and consolidating into our owned office and research facility also in Eden Prairie. We recorded total pre-tax restructuring charges of $1.8 million in connection with the fiscal 2009 reorganization, which consisted of $0.5 million of severance pay and benefits expenses and $1.3 million of facility-related costs.

Asset impairment charges.    In fiscal 2010, we recorded a $1.9 million asset impairment charge associated with writing down one of our facilities in Alabama to fair value based on a decision to sell the facility, which we later determined not to sell. The $2.1 million carrying value of this facility was based on a real estate market appraisal obtained during our negotiations.

We also recorded a $1.3 million asset impairment charge in fiscal 2010 associated with certain long-lived assets where no ongoing business was expected in the foreseeable future based on market conditions. Furthermore, we recorded a $1.3 million asset impairment charge associated with certain fixed asset costs located in Minnesota and a $0.4 million asset impairment charge associated with prototypes and other equipment related to a development project for which no ongoing business was expected in the foreseeable future in light of market conditions. The assets associated with these charges had limited remaining value and as such were written down to zero value.

Goodwill impairment charges.    In fiscal 2010, we recorded a $13.8 million goodwill impairment charge associated with our SurModics Pharmaceuticals reporting unit. The goodwill impairment charge in fiscal 2010 reflected a significant decline in the estimated fair value of our reporting units, mainly our SurModics Pharmaceuticals reporting unit, which resulted from a slowdown in business activity most pronounced in the fourth quarter of fiscal 2010, higher operating costs with our cGMP manufacturing facility, and a significant decrease in our stock price during fiscal 2010. Our stock price declined from $24.13 per share at October 1, 2009 to $12.03 per share at the date of our annual impairment test, which was August 31, 2010. We continually evaluated whether any indications of impairment were present that would require an impairment analysis on an interim basis. Prior to the fourth quarter, based on our outlook for future results and the fact that our market capitalization exceeded our book value by a margin of 64% at June 30, 2010, we did not believe that the events and circumstances in existence at our interim reporting dates indicated that it was more likely than not that the fair value of any of our reporting units would be less than its carrying amount.

Other income (loss), net.    Other loss was $6.6 million in fiscal 2010, compared with income of $2.0 million in fiscal 2009. Income from investments was $1.0 million in fiscal 2010, compared with $1.8 million in fiscal 2009. The decrease primarily reflected lower yields generated from our investment portfolio in fiscal 2010. The fiscal 2010 loss primarily reflected a total of $7.9 million of impairment losses in connection with our portfolio of strategic investments.

We recognized an impairment loss on our investment in Nexeon totaling $5.3 million in the fourth quarter of fiscal 2010 based on the valuations associated with potential new rounds of financing. In addition, we recognized a $2.4 million loss on our investment in a medical technology company in the third quarter of fiscal

2010 based on market valuations and a pending financing round for this company. Another entity in which the Company had a strategic investment sold the majority of its assets in the third quarter of fiscal 2010 resulting in an impairment loss of $0.2 million.

Income tax provision.    The income tax provision was $0.4 million in fiscal 2010, compared with $22.0 million in fiscal 2009. The effective tax rate in fiscal 2010 is not meaningful because a tax expense was recorded on a pre-tax loss. The effective tax rate, when excluding the impact of the goodwill impairment charge of $13.8 million and impairment losses on investments of $7.9 million, was 39.3% since SurModics did not foresee offsetting capital gains that could offset these capital losses, and, therefore no benefit was recorded. The effective tax rate in fiscal 2009 was 36.9%. The increase in the effective tax rate, adjusted for the one-time items noted, is primarily a result of non-deductible stock-based compensation expenses, offset partially by lower state taxes resulting from adjustments to state deferred taxes.

Segment Operating Results

Operating (loss) income for each of our reportable segments was as follows (in thousands):

	2010	2009
Operating (loss) income:
Medical Device	$19,524	$62,472
Pharmaceuticals	(26,479)	(5,248)
In Vitro Diagnostics	3,304	8,081
Corporate	(10,402)	(7,804)

Total	$(14,053)	$57,501

Medical Device.    Operating income was $19.5 million in fiscal 2010, compared with $62.5 million in fiscal 2009. Fiscal 2009 operating income, excluding $45.0 million associated with the Merck contract termination, was $17.5 million. The increase in fiscal 2010, after adjusting for this event in fiscal 2009, was $2.0 million and driven principally by $1.5 million in higher royalty and license fee revenue and lower compensation costs.

Pharmaceuticals.    Pharmaceuticals operating loss was $26.5 million in fiscal 2010, compared with a loss of $5.2 million in fiscal 2009. The $21.3 million increase in the fiscal 2010 operating loss was driven primarily by a $12.5 million increase in event-specific charges, $3.0 million reduction in revenue (principally lower R&D revenue) and $4.9 million in increased operating expenses, mostly related to the cGMP facility which became operational in fiscal 2010.

In Vitro Diagnostics.    Operating income was $3.3 million in fiscal 2010, compared with $8.1 million in fiscal 2009. Royalty revenue decreased $5.1 million in fiscal 2010 compared with the prior period, and was the primary contributor of the operating income decrease. Fiscal 2009 was the last year in which we received royalty revenue from our diagnostic format patent license agreement with Abbott. Royalty revenue from Abbott was $4.9 million in fiscal 2009.

Corporate.    Operating loss was $10.4 million in fiscal 2010, compared with a loss of $7.8 million in fiscal 2009. Fiscal 2010 included $4.3 million in restructuring and asset impairment charges while fiscal 2009 included $1.8 million in restructuring charges. The operating losses for fiscal 2010 and 2009, when adjusted to exclude these charges, were $6.1 million and $6.0 million, respectively. The minor increase in operating loss for fiscal 2010, on an adjusted basis, reflected higher bad debt expense.

Liquidity and Capital Resources

Operating Activities.    As of September 30, 2011, the Company had working capital of $42.7 million, of which $38.4 million consisted of cash, cash equivalents and short-term investments. Working capital increased

$12.9 million from the September 30, 2010 level, driven principally by higher cash and short-term investment balances, offset by higher accrued compensation and other current liabilities. Our cash, cash equivalents and short-term and long-term investments totaled $68.2 million at September 30, 2011, an increase of $11.4 million from $56.8 million at September 30, 2010. The increase was principally driven by cash generated from operations less payments related to a prior acquisition. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. The Company’s policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while meeting or exceeding a benchmark (“Merrill Lynch 1-3 Year Government-Corporate Index”) total rate of return. Management plans to continue to direct its investment advisors to manage the Company’s investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its investments.

The Company had positive cash flows from operating activities of approximately $20.0 million in fiscal 2011, compared with $22.0 million in fiscal 2010. The following table depicts our cash flows from operations for each of fiscal 2011 and 2010:

	For the Years Ended September 30,
	2011	2010
	(In thousands)
Net loss	$(12,778)	$(21,089)
Depreciation and amortization	7,145	7,818
Stock-based compensation	4,252	5,875
Asset impairment charges	17,890	4,896
Goodwill impairment charge	5,650	13,810
Impairment loss on investments	—	7,943
Deferred taxes	(5,892)	446
Other net operating activities	(131)	328
Net change in deferred revenue	37	2,632
Net change in other operating assets and liabilities	3,782	(651)

Net cash provided by operating activities	$19,955	$22,008

Net cash provided by operating activities decreased $2.1 million in fiscal 2011 compared with fiscal 2010. This decrease was driven by continued lower CYPHER® stent royalties, which declined $2.7 million compared with fiscal 2010, as well as to $1.3 million higher restructuring related payments.

Investing Activities.    In fiscal 2011, we invested $3.5 million in capital expenditures compared with $9.7 million in fiscal 2010. The majority of the fiscal 2010 capital expenditures were for our cGMP facility in Birmingham, Alabama. In April 2008, we purchased a building for $12.2 million with approximately 286,000 square feet of space near our original Birmingham, Alabama location. We have invested an additional $32.9 million through fiscal 2011 in this facility, to meet the development and cGMP manufacturing needs of our pharmaceutical and biotechnology customers. We also made milestone payments of $5.7 million in fiscal 2011 compared with $0.8 million in fiscal 2010 associated with the July 2007 SurModics Pharmaceuticals acquisition. Subsequent to fiscal 2011, we completed the Pharma Sale for $30.0 million in cash.

We believe the Company has sufficient cash and investments on hand as of September 30, 2011, which totaled $68.2 million, to finance foreseeable future needs.

Financing Activities.    In fiscal 2011, our financing activities were primarily associated with stock issued under our employee stock purchase plan. In fiscal 2010, our financing activities were driven by common stock repurchases. In November 2007, our Board of Directors authorized the repurchase of up to $35.0 million of the

Company’s common stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date. During fiscal 2010, we purchased 102,533 shares of common stock for $2.0 million at an average price of $19.81 per share. There were no repurchases of common stock in fiscal 2011 under the repurchase authorization. Under the current authorization, the Company has $5.3 million remaining available for authorized share repurchases as of September 30, 2011.

In February 2011, we extended our unsecured revolving credit facility through March 2012 and reduced the credit facility to $15.0 million. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based upon the Company’s funded debt to EBITDA ratio. No borrowings have yet been made on the credit facility. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of September 30, 2011, the Company had no debt outstanding under the credit facility and was in compliance with all covenants.

We do not have any other credit agreements and believe that our existing cash, cash equivalents and investments, together with cash flow from operations, will provide liquidity sufficient to meet the below stated needs and fund our operations for the next 12 months. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact the Company’s ability to access capital in a timely manner and on attractive terms. Our anticipated liquidity needs for fiscal 2012 may include, but are not limited to, the following: general capital expenditures in the range of $1.5 million to $3.0 million; contingent consideration payments, if any, related to our acquisitions of SurModics Pharmaceuticals and SurModics IVD as well as the purchase of certain assets from PR Pharma; and any amounts associated with the repurchase of common stock under the authorization discussed above.

Customer Concentrations.    Our licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic is our largest customer at 15% of total revenue in fiscal 2011. Medtronic has several separately licensed products that generate royalty revenue for SurModics. In addition, there has been a decline in royalty revenue from one of our largest customers, Cordis, and with their June 2011 announcement of the cessation of the manufacture of the CYPHER® and CYPHER SELECT® Plus stents by the end of 2011, our royalty stream from this customer reached the contractual $1.0 million minimum quarterly level per the agreement in the third and fourth quarters of fiscal 2011. Beyond fiscal 2011, since the minimum levels in the agreement have been eliminated, we expect an earned royalty amount based on a percentage of CYPHER® sales, if any, until the products are no longer sold. No other individual customer product using licensed technology constitutes more than 5% of SurModics’ total revenue. Further, our licensing agreements with many of our customers, including most of our significant customers, cover many licensed products that each separately generate royalty revenue. This situation reduces the potential risk to our operations that may result from reduced sales (or the termination of a license) of a single product for any specific customer.

Off-Balance Sheet Arrangements and Contractual Obligations.    As of September 30, 2011, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.

Presented below is a summary of contractual obligations and payments due by period (in thousands). See Note 9 to the consolidated financial statements for additional information regarding the below obligations.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$261	$58	$123	$80	$—
Other long-term liabilities(1)	227	—	107	—	120

Total	$488	$58	$230	$80	$120

(1)	Other long-term liability contractual obligations primarily relate to payments associated with terminated operating leases as part of our restructuring activities in fiscal 2010 and a long-term minimum usage incentive with a utility company. The long-term minimum usage incentive liability was assumed by Evonik in connection with the Pharma sale.

As of September 30, 2011, our gross liability for uncertain tax positions was $2.5 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over an extended period of time or whether a cash settlement of the liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations above.

In addition, we may be required to pay additional cash or stock consideration of up to $14.2 million related to business acquisitions, contingent on future achievement of certain development or business objectives of the acquired businesses. The timing and amounts are uncertain, thus we are not able to reasonably estimate whether settlement of the contingent liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations above.

New Accounting Pronouncements.

In September 2011, the FASB issued changes to existing goodwill impairment testing guidance and permitted early adoption. The new accounting guidance involves assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then moving to the next phase, the two-step impairment test, is unnecessary. We elected to early adopt the new guidance for our annual impairment testing in the fourth quarter of fiscal 2011.

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for us on October 1, 2012 (fiscal 2013). Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, management has determined these changes will not have an impact on the consolidated financial statements.

In May 2011, the FASB issued changes to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. These changes become effective for us on January 1, 2012 (fiscal 2012). Management is currently evaluating the potential impact of these changes on the consolidated financial statements.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $0.7 million decrease in the fair value of the Company’s available-for-sale and held-to-maturity securities as of September 30, 2011, but no material impact on the results of operations or cash flows.

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

The consolidated balance sheets as of September 30, 2011 and 2010 and the consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2011, together with Report of Independent Registered Public Accounting Firm and related footnotes (including selected unaudited quarterly financial data) begin on page F-1 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

1.	Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

2.	Internal Control over Financial Reporting.

a. Management’s Report on Internal Control Over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued the attestation report below regarding the Company’s internal control over financial reporting.

b. Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SurModics, Inc.

Eden Prairie, Minnesota

We have audited the internal control over financial reporting of SurModics, Inc. and subsidiaries (the “Company”) as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2011 of the Company and our report dated December 14, 2011, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

December 14, 2011

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

The information required by Item 10 relating to directors, our audit committee, the nature of changes, if any, to procedures by which our shareholders may recommend nominees for directors, our code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Ethics and Business Conduct,” “Corporate Governance — Corporate Governance and Nominating Committee; Procedures and Policy” and “Audit Committee Report,” which appear in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders. The information required by Item 10 relating to executive officers appears in Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation and Other Information,” “Compensation Discussion and Analysis,” “Director Compensation During Fiscal 2011” and “Organization and Compensation Committee Report,” which appear in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to the sections entitled “Principal Shareholders,” and “Management Shareholdings” which appear in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table provides information related to the Company’s equity compensation plans in effect as of September 30, 2011:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,762,581	(1)	$23.61	(1)	1,559,665	(2)
Equity compensation plans not approved by shareholders	0		N/A		0

Total	1,762,581		$23.61		1,559,665

(1)	Excludes shares that may be issued under the Company’s amended and restated 1999 Employee Stock Purchase Plan, but includes amounts reserved for previously-granted restricted stock and performance share awards under the 2009 Equity Incentive Plan.

(2)	Includes 1,432,086 shares available for future issuance under the 2009 Equity Incentive Plan. There are 127,579 shares available under the amended and restated 1999 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated herein by reference to the sections entitled “Corporate Governance — Related Person Transaction Approval Policy” and “Corporate Governance — Majority of Independent Directors; Committees of Independent Directors,” which appear in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated herein by reference to the section entitled “Audit Committee Report,” which appears in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders.

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

SurModics, Inc.

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Period	Additions Charged (Credited) to Expenses	Deductions From Reserves		Balance at End of Period
Year Ended September 30, 2009:
Allowance for doubtful accounts	$135	$(34)	$19	(a)	$82

Restructuring accrual	$—	$1,763	$808	(b)	$955

Year Ended September 30, 2010:
Allowance for doubtful accounts	$82	$367	$(12	)(a)	$461

Restructuring accrual	$955	$1,306	$1,078	(b)	$1,183

Year Ended September 30, 2011:
Allowance for doubtful accounts	$461	$80	$386	(a)	$155

Restructuring accrual	$1,183	$2,243	$2,446	(b)	$980

(a)	Uncollectible accounts written off and adjustments to the allowance.

(b)	Adjustments to the accrual account reflect payments or non-cash charges associated with the accrual.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURMODICS, INC.

By:	/s/ Gary R. Maharaj
Gary R. Maharaj
President and Chief Executive Officer

Dated: December 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities, and on the dates indicated.

(Power of Attorney)

Each person whose signature appears below authorizes GARY R. MAHARAJ or TIMOTHY J. ARENS, and constitutes and appoints said persons as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, authorizing said persons and granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Gary R. Maharaj Gary R. Maharaj	President and Chief Executive Officer (principal executive officer) and Director	December 14, 2011

/s/ Timothy J. Arens Timothy J. Arens	Vice President of Finance and Interim Chief Financial Officer (principal financial officer)	December 14, 2011

/s/ Mark A. Lehman Mark A. Lehman	Corporate Controller (principal accounting officer)	December 14, 2011

/s/ Robert C. Buhrmaster Robert C. Buhrmaster	Chairman of the Board of Directors	December 14, 2011

/s/ José H. Bedoya José H. Bedoya	Director	December 14, 2011

/s/ John W. Benson John W. Benson	Director	December 14, 2011

/s/ Mary K. Brainerd Mary K. Brainerd	Director	December 14, 2011

Signature	Title	Date

/s/ David R. Dantzker, M.D. David R. Dantzker, M.D.	Director	December 14, 2011

/s/ Gerald B. Fischer Gerald B. Fischer	Director	December 14, 2011

/s/ Susan E. Knight Susan E. Knight	Director	December 14, 2011

/s/ Jeffrey C. Smith Jeffrey C. Smith	Director	December 14, 2011

/s/ Scott R. Ward Scott R. Ward	Director	December 14, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended September 30, 2011

SURMODICS, INC.

Exhibit
2.1	Agreement of Merger, dated January 18, 2005, with InnoRx, Inc. — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 18, 2005, SEC File No. 0-23837.
2.2	Stock Purchase Agreement, dated July 31, 2007, between SurModics, Inc. and Southern Research Institute — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 31, 2007, SEC File No. 0-23837.
2.3	Asset Purchase Agreement by and among SurModics, Inc., SurModics Pharmaceuticals, Inc., and Evonik Degussa Corporation dated as of November 1, 2011 — incorporated by reference to Exhibit 2.1 to the Company’s 8-K dated November 7, 2011, SEC File No. 0-23837.
3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837.
3.2	Restated Bylaws of the Company, as amended — incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, SEC File No. 0-23837.
10.1*	Company’s Incentive 1997 Stock Option Plan, including specimen of Incentive Stock Option Agreement — incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on form SB-2, Reg. No. 333-43217.
10.2*	Form of Restricted Stock Agreement under 1997 Plan — incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on form SB-2, Reg. No. 333-43217.
10.3*	Form of Non-qualified Stock Option Agreement under 1997 Plan — incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on form SB-2, Reg. No. 333-43217.
10.4+	Adjusted License Agreement by and between the Company and Cordis Corporation effective as of January 1, 2003 — incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, SEC File No. 0-23837.
10.5+	Reagent Supply Agreement by and between the Company and Cordis Corporation effective as of January 1, 2003 — incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, SEC File No. 0-23837.
10.6*	Form of officer acceptance regarding employment/compensation — incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, SEC File No. 0-23837.
10.7*	2003 Equity Incentive Plan (as amended and restated December 13, 2005) (adopted December 13, 2005 by the board of directors and approved by the shareholders on January 30, 2006) — incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 3, 2006, SEC File No. 0-23837.
10.8*	Form of SurModics, Inc. 2003 Equity Incentive Plan Nonqualified Stock Option Agreement — incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.9*	Form of SurModics, Inc. 2003 Equity Incentive Plan Incentive Stock Option Agreement — incorporated by reference to Exhibit 99.2 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.10*	Form of SurModics, Inc. 2003 Equity Incentive Plan Restricted Stock Agreement — incorporated by reference to Exhibit 99.3 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.

Exhibit
10.11*	Form of SurModics, Inc. 2003 Equity Incentive Plan Performance Share Award Agreement — incorporated by reference to Exhibit 99.4 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.12*	Form of SurModics, Inc. 2003 Equity Incentive Plan Performance Unit Award (cash settled) Agreement — incorporated by reference to Exhibit 99.5 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.13*	Form of SurModics, Inc. 2003 Equity Incentive Plan Restricted Stock Unit Agreement — incorporated by reference to Exhibit 99.6 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.14*	Form of SurModics, Inc. 2003 Equity Incentive Plan Stock Appreciation Rights (cash settled) Agreement — incorporated by reference to Exhibit 99.7 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.15*	Form of SurModics, Inc. 2003 Equity Incentive Plan Stock Appreciation Rights (stock settled) Agreement — incorporated by reference to Exhibit 99.8 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.16	Credit Agreement dated as of February 27, 2009, by and between SurModics, Inc. and Wells Fargo Bank, National Association as Sole Lead Arranger and Administrative Agent — incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 4, 2009, SEC File No. 0-23837.
10.17*	Form of Incentive Stock Option Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.2 to the Company’s 8-K filed February 12, 2010, SEC File No. 0- 23837.
10.18*	Form of Non-Statutory Stock Option Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.3 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.
10.19*	Form of Performance Share Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.4 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.
10.20*	Form of Restricted Stock Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.5 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.
10.21*	SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 7, 2010, SEC File No. 0-23837.
10.22*	SurModics, Inc. 1999 Employee Stock Purchase Plan (as amended and restated November 30, 2009) — incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 7, 2010, SEC File No. 0-23837.
10.23*	The Company’s Board Compensation Policy, Amended and Restated as of February 8, 2010 – incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, SEC File No. 0-23837.
10.24	Agreement by and among SurModics, Inc. and the Ramius Group dated as of January 5, 2011 — incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 5, 2011, SEC File No. 0-23837.
10.25*	Offer Letter dated as of December 14, 2010 (in favor of Gary R. Maharaj executed by SurModics, Inc.) – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed on February 4, 2011, SEC File No. 0-23837.
10.26*	Severance Agreement by and between Gary R. Maharaj and SurModics, Inc. dated as of December 14, 2010 – incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q on February 4, 2011, SEC File No. 0-23837.
10.27	First Amendment to Credit Agreement dated as of February 28, 2011, by and between SurModics, Inc. and Wells Fargo Bank, National Association, as Sole Lead Arranger and Administrative Agent — incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed on March 4, 2011, SEC File No. 0-23837.

Exhibit
21	Subsidiaries of the Registrant.**
23	Consent of Deloitte & Touche LLP.**
24	Power of Attorney (included on signature page of this Form 10-K).**
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**
101.INS** 101.SCH** 101.CAL** 101.LAB** 101.PRE**

XBRL Instance Document***

XBRL Taxonomy Extension Schema Document***

XBRL Taxonomy Calculation Linkbase Document***

XBRL Taxonomy Extension Label Linkbase Document***

XBRL Taxonomy Extension Presentation Linkbase Document***

*	Management contract or compensatory plan or arrangement

**	Filed herewith

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+	Confidential treatment requested as to portions of the exhibit. Confidential portions omitted and provided separately to the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SurModics, Inc.

Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of SurModics, Inc. and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SurModics, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/     DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

December 14, 2011

SurModics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30

	2011	2010
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$23,217	$11,391
Available-for-sale securities	12,196	8,093
Held-to-maturity securities	3,030	1,012
Accounts receivable, net of allowance for doubtful accounts of $155 and $461 as of September 30, 2011 and 2010, respectively	7,694	8,987
Inventories	4,150	3,047
Deferred tax assets	376	247
Prepaids and other	3,101	4,701

Total Current Assets	53,764	37,478

Property and equipment, net	47,926	65,395
Available-for-sale securities	29,754	33,178
Held-to-maturity securities	—	3,112
Deferred tax assets	9,029	2,606
Intangible assets, net	10,629	15,257
Goodwill	8,010	8,010
Other assets, net	3,542	5,243

Total Assets	$162,654	$170,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,421	$3,341
Accrued liabilities:
Compensation	3,474	930
Accrued other	1,933	1,753
Deferred revenue	603	562
Other current liabilities	2,609	1,061

Total Current Liabilities	11,040	7,647
Deferred revenue, less current portion	3,594	3,598
Other long-term liabilities	2,684	4,675

Total Liabilities	17,318	15,920

Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Series A preferred stock — $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $.05 par value, 45,000,000 shares authorized; 17,531,408 and 17,423,601 shares issued and outstanding	877	871
Additional paid-in capital	74,490	69,702
Accumulated other comprehensive (loss) income	(153)	886
Retained earnings	70,122	82,900

Total Stockholders’ Equity	145,336	154,359

Total Liabilities and Stockholders’ Equity	$162,654	$170,279

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended September 30

	2011	2010	2009
	(In thousands, except net
	(loss) income per share)
Revenue:
Royalties and license fees	$30,583	$34,277	$75,464
Product sales	22,965	20,184	19,333
Research and development	14,233	15,437	26,737

Total revenue	67,781	69,898	121,534

Operating costs and expenses:
Product	8,315	9,425	7,508
Customer research and development	18,412	18,147	13,183
Other research and development	12,244	17,916	21,179
Selling, general and administrative	20,545	18,451	17,200
Purchased in-process research and development	—	—	3,200
Restructuring charges	2,243	1,306	1,763
Asset impairment charges	17,890	4,896	—
Goodwill impairment charges	5,650	13,810	—

Total operating costs and expenses	85,299	83,951	64,033

(Loss) income from operations	(17,518)	(14,053)	57,501

Other income (loss):
Investment income, net	625	1,023	1,839
Impairment loss on cost method investments	—	(7,943)	—
Other income, net	401	314	184

Other income (loss), net	1,026	(6,606)	2,023

(Loss) income before income taxes	(16,492)	(20,659)	59,524
Income tax benefit (provision)	3,714	(430)	(21,974)

Net (loss) income	$(12,778)	$(21,089)	$37,550

Basic net (loss) income per share	$(0.73)	$(1.21)	$2.15
Diluted net (loss) income per share	$(0.73)	$(1.21)	$2.15
Weighted average number of shares outstanding:
Basic	17,419	17,372	17,435
Dilutive effect of outstanding stock options and non-vested stock	—	—	34

Diluted	17,419	17,372	17,469

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30, 2011, 2010 and 2009

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
	(In thousands)
Balance at September 30, 2008	18,030	$901	$74,573	$(107)	$66,439	$141,806
Components of comprehensive income, net of tax:
Net income	—	—	—	—	37,550	37,550
Unrealized holding gains on available-for-sale securities arising during the period	—	—	—	2,123	—	2,123
Add reclassification for gains included in net income, net of tax provision of $299	—	—	—	(512)	—	(512)

Comprehensive income						39,161

Issuance of common stock	40	2	611	—	—	613
Common stock repurchased	(624)	(31)	(14,967)	—	—	(14,998)
Common stock options exercised, net	15	1	65	—	—	66
Purchase of common stock to pay employee taxes	10	1	(569)	—	—	(568)
Reduction of tax benefit from stock-based compensation plans	—	—	(366)	—	—	(366)
Stock-based compensation	—	—	6,853	—	—	6,853
Other	—	—	(195)	—	—	(195)

Balance at September 30, 2009	17,471	874	66,005	1,504	103,989	172,372
Components of comprehensive loss, net of tax:
Net loss	—	—	—	—	(21,089)	(21,089)
Unrealized holding losses on available-for-sale securities arising during the period	—	—	—	(437)	—	(437)
Add reclassification for gains included in net loss, net of tax provision of $118	—	—	—	(181)	—	(181)

Comprehensive loss						(21,707)

Issuance of common stock	40	2	608	—	—	610
Common stock repurchased	(102)	(6)	(2,026)	—	—	(2,032)
Common stock options exercised, net	14	1	281	—	—	282
Purchase of common stock to pay employee taxes	1	—	(545)	—	—	(545)
Reduction of tax benefit from stock-based compensation plans	—	—	(496)	—	—	(496)
Stock-based compensation	—	—	5,875	—	—	5,875

Balance at September 30, 2010	17,424	871	69,702	886	82,900	154,359
Components of comprehensive income, net of tax:
Net loss	—	—	—	—	(12,778)	(12,778)
Unrealized holding losses on available-for-sale securities arising during the period	—	—	—	(804)	—	(804)
Add reclassification for gains included in net loss, net of tax provision of $144	—	—	—	(235)	—	(235)

Comprehensive loss						(13,817)

Issuance of common stock	55	3	571	—	—	574
Purchase of common stock to pay employee taxes	52	3	(43)	—	—	(40)
Excess tax benefit from stock-based compensation plans	—	—	8	—	—	8
Stock-based compensation	—	—	4,252	—	—	4,252

Balance at September 30, 2011	17,531	$877	$74,490	$(153)	$70,122	$145,336

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30

	2011	2010	2009
	(In thousands)
Operating Activities:
Net (loss) income	$(12,778)	$(21,089)	$37,550
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,145	7,818	5,912
Asset impairment charges	17,890	4,896	—
Goodwill impairment charges	5,650	13,810	—
Gains on sales of securities and equity method investment losses, net	(380)	(299)	(103)
Amortization of premium on held-to-maturity securities	93	128	139
Impairment loss on cost method investments	—	7,943	—
Stock-based compensation	4,252	5,875	6,853
Purchased in-process research and development	—	—	3,200
Deferred tax	(5,892)	446	8,229
(Excess) reduction of tax benefit from stock-based compensation plans	(8)	496	366
Loss on disposals of property and equipment	164	3	291
Other	—	—	(250)
Change in operating assets and liabilities:
Accounts receivable	1,293	2,333	3,269
Inventories	(1,103)	284	(679)
Accounts payable and accrued liabilities	1,949	1,135	(624)
Income taxes	1,168	(4,121)	2,656
Deferred revenue	37	2,632	(36,050)
Prepaids and other	475	(282)	562

Net cash provided by operating activities	19,955	22,008	31,321

Investing Activities:
Purchases of property and equipment	(3,459)	(9,679)	(29,364)
Purchases of available-for-sale securities	(50,926)	(34,919)	(33,568)
Sales and maturities of available-for-sale securities	50,364	23,986	55,263
Maturities of held-to-maturity securities	1,000	2,000	—
Investment in other strategic assets	—	(500)	(2,500)
Purchase of licenses and patents	—	(210)	(631)
Payments related to a prior business acquisition	(5,650)	(750)	(8,585)
Other investing activities	—	—	(187)

Net cash used in investing activities	(8,671)	(20,072)	(19,572)

Financing Activities:
Excess (reduction of) tax benefit from stock-based compensation plans	8	(496)	(366)
Issuance of common stock	574	892	679
Repurchase of common stock	—	(2,032)	(14,998)
Purchase of common stock to pay employee taxes	(40)	(545)	(568)
Repayment of notes payable	—	—	(236)

Net cash provided by (used in) financing activities	542	(2,181)	(15,489)

Net change in cash and cash equivalents	11,826	(245)	(3,740)
Cash and Cash Equivalents:
Beginning of year	11,391	11,636	15,376

End of year	$23,217	$11,391	$11,636

Supplemental Information:
Cash paid for income taxes	$1,010	$4,105	$11,285
Noncash transaction — acquisition of property, plant and equipment on account	$209	$565	$1,247
Noncash transaction — acquisition of intangibles on account	$—	$—	$210

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

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

Basis of Presentation

The consolidated financial statements include all accounts and wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company transactions have been eliminated.

Correction of Presentation of Available-for-Sale and Held-to-Maturity Securities

The Company has corrected the presentation of certain security investments in the fiscal 2010 consolidated financial statements, to present investments in available-for-sale and held-to-maturity securities separately. In the accompanying consolidated balance sheet as of September 30, 2010, $8.1 million of available-for-sale short-term securities, $1.0 million of held-to-maturity short-term securities, $33.2 million of available-for–sale long-term securities, and $3.1 million of held-to-maturity long-term securities have been disclosed separately. Previously these securities were combined as part of short-term and long-term investments, respectively. In addition, the consolidated statement of cash flows for fiscal 2010 has been corrected to present separately $24.0 million of maturities of available-for-sale securities and $2.0 million of maturities of held-to-maturity securities which were previously included in the sales and maturities of securities category.

Subsequent Event

On November 1, 2011, the Company announced that it had entered into a definitive agreement to sell substantially all of its SurModics Pharmaceuticals, Inc. (“SurModics Pharmaceuticals”) assets for $30.0 million in cash to Evonik Degussa Corporation (“Evonik”). Under the terms of the asset purchase agreement, the entire portfolio of products and services of SurModics Pharmaceuticals, including the Company’s Current Good Manufacturing Practices (“cGMP”) development and manufacturing facility located in Birmingham, Alabama, were sold. The sale closed on November 17, 2011. The Company will report the Pharmaceuticals segment as discontinued operations beginning in the first quarter of fiscal 2012. Although the assets of SurModics Pharmaceuticals continue to be presented as “held and used” as of September 30, 2011, the Company recorded an impairment charge in fiscal 2011 based on the fair value of the reporting unit which considered the expected sale price of substantially all of the assets. The Company expects to recognize a loss on disposal in the first quarter of fiscal 2012, primarily resulting from transaction costs associated with the sale. See additional disclosures in Note 2 — Property and Equipment and Intangible Assets and Note 3 — Assets and Liabilities Measured on a Non-Recurring Basis.

2.	Summary of Significant Accounting Policies and Select Balance Sheet Information

Cash and Cash Equivalents

Cash and cash equivalents consist of financial instruments with original maturities of three months or less and are stated at cost which approximates fair value.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Investments

Investments consist principally of U.S. government and government agency obligations and mortgage-backed securities and are classified as available-for-sale or held-to-maturity at September 30, 2011 and 2010. Available-for-sale investments are reported at fair value with unrealized gains and losses net of tax excluded from operations and reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income (loss). This adjustment results in a new cost basis for the investment. Investments that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. When an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity occurs, the Company writes down the security to fair value with a corresponding adjustment to other income (loss). Interest on debt securities, including amortization of premiums and accretion of discounts, is included in other income (loss). Realized gains and losses from the sales of debt securities, which are included in other income (loss), are determined using the specific identification method.

The original cost, unrealized holding gains and losses, and fair value of available-for-sale investments as of September 30 were as follows (in thousands):

	2011
	Original Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$30,433	$176	$(6)	$30,603
Mortgage-backed securities	3,871	131	(54)	3,948
Municipal bonds	3,561	53	—	3,614
Asset-backed securities	1,336	1	(49)	1,288
Corporate bonds	2,474	32	(9)	2,497

Total	$41,675	$393	$(118)	$41,950

	2010
	Original Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$25,968	$395	$(34)	$26,329
Mortgage-backed securities	4,711	164	(48)	4,827
Municipal bonds	3,079	72	—	3,151
Asset-backed securities	1,146	8	(42)	1,112
Corporate bonds	5,828	24	—	5,852

Total	$40,732	$663	$(124)	$41,271

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The original cost and fair value of investments by contractual maturity at September 30, 2011 were as follows (in thousands):

	Amortized Cost	Fair Value
Debt securities due within:
One year	$12,178	$12,196
One to five years	24,349	24,587
Five years or more	5,148	5,167

Total	$41,675	$41,950

The following table summarizes sales of available-for-sale securities for the years ended September 30, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Proceeds from sales	$50,364	$23,986	$55,263
Gross realized gains	$384	$302	$823
Gross realized losses	$(4)	$(3)	$(12)

At September 30, 2011, the amortized cost and fair market value of held-to-maturity debt securities were $3.0 million and $3.1 million, respectively. Investments in securities designated as held-to-maturity consist of tax-exempt municipal bonds and have maturity dates ranging between five months and six months from September 30, 2011. At September 30, 2010, the amortized cost and fair market value of held-to-maturity debt securities were $4.1 million and $4.3 million, respectively.

Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following as of September 30 (in thousands):

	2011	2010
Raw materials	$1,369	$1,140
Finished products	2,781	1,907

Total	$4,150	$3,047

Property and Equipment

Property and equipment are stated at cost, less any impairment, and are depreciated using the straight-line method over the estimated useful lives of the assets. The Company recorded depreciation expense of $5.6 million, $6.2 million and $3.8 million for the years ended September 30, 2011, 2010 and 2009, respectively.

The September 30, 2011 and 2010 balances in construction-in-progress include the cost of enhancing the capabilities of the Company’s Eden Prairie, Minnesota and Birmingham, Alabama facilities. As assets are placed in service, construction-in-progress is transferred to the specific property and equipment categories and depreciated over the estimated useful lives of the assets.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In the fourth quarter of fiscal 2011, the Company recorded a $14.8 million asset impairment charge associated with writing down its facilities in Alabama to fair value based on the current valuation of the Company’s SurModics Pharmaceuticals assets relative to their carrying value (the entire $14.8 million related to Buildings and improvements).

In fiscal 2010, the Company recorded a $1.9 million asset impairment charge associated with writing down one of its facilities in Alabama to fair value based on a decision to sell the facility, which decision was reversed later in fiscal 2010 ($0.5 million related to Land, $1.2 million related to Building and improvements and $0.2 million related to Laboratory fixtures and equipment). The Company recognized an $0.8 million asset impairment charge associated with certain long-lived assets included in Laboratory fixtures and equipment where no ongoing business was expected in the foreseeable future based on market conditions. The Company also recognized a $0.4 million asset impairment charge associated with prototypes and other equipment related to a development project for which no ongoing business was expected in the foreseeable future in light of market conditions. In addition, the Company recorded a $1.3 million asset impairment charge associated with certain fixed asset costs located in Minnesota that were included in Construction-in-progress during fiscal 2010.

Property and equipment consisted of the following components as of September 30 (in thousands):

	Useful Life	2011	2010
	(In years)
Land		$6,886	$6,886
Laboratory fixtures and equipment	3 to 12	26,571	25,958
Buildings and improvements	1 to 39	33,613	47,084
Office furniture and equipment	3 to 10	5,591	5,879
Construction-in-progress		4,566	4,386
Less accumulated depreciation		(29,301)	(24,798)

Property and equipment, net		$47,926	$65,395

Other Assets

Other assets consist principally of strategic investments.

Other assets consisted of the following components as of September 30 (in thousands):

	2011	2010
Investment in OctoPlus	$1,190	$2,624
Investment in Nexeon MedSystems	285	285
Investment in ThermopeutiX	1,185	1,185
Investment in ViaCyte (formerly Novocell)	559	559
Other	323	590

Other assets, net	$3,542	$5,243

In January 2005, the Company made an initial equity investment of approximately $3.9 million in OctoPlus N.V. (“OctoPlus”), a company based in the Netherlands active in the development of pharmaceutical formulations incorporating novel biodegradable polymers. Subsequent investments brought the Company’s total investment to $6.0 million. In October 2006, OctoPlus common stock began trading on an international exchange following an initial public offering of its common stock. With a readily determinable fair market value, the

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Company now treats the investment in OctoPlus as an available-for-sale investment rather than a cost method investment. Available-for-sale investments are reported at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations, recorded in the other income (loss) section of the consolidated statements of operations, and resulting in a new cost basis for the investment. As of September 30, 2011, the investment in OctoPlus represented an ownership interest of less than 10%. The Company recorded no realized gain or loss related to this investment in fiscal 2011, 2010 or 2009. The Company recorded in comprehensive (loss) income an unrealized loss of $0.5 million and an unrealized gain of $0.9 million in fiscal 2011 and 2010, respectively, related to the OctoPlus investment. The Company recognized an impairment loss on the investment totaling $4.3 million in fiscal 2008 based on a significant decline in the stock price of OctoPlus as a result of market conditions. The cost basis in OctoPlus is $1.7 million after consideration of the fiscal 2008 impairment.

Beginning in May 2005, the Company has invested $1.2 million in ThermopeutiX, Inc. (“ThermopeutiX”), a California-based early stage company developing novel medical devices for the treatment of vascular and neurovascular diseases. In addition to the investment, SurModics has licensed its hydrophilic and hemocompatible coating technologies to ThermopeutiX for use with its devices. The Company’s investment in ThermopeutiX, which is accounted for under the cost method, represents an ownership interest of less than 20%. The Company does not exert significant influence over ThermopeutiX’s operating or financial activities.

The Company has invested a total of $5.2 million in ViaCyte, Inc., (“ViaCyte”), formerly Novocell, Inc., a privately-held California-based biotechnology firm that is developing a unique treatment for diabetes using coated islet cells, the cells that produce insulin in the human body. In fiscal 2006, the Company determined its investment in ViaCyte was impaired and that the impairment was other than temporary. Accordingly, the Company recorded an impairment loss of $4.7 million. The balance of the investment, $0.6 million, which is accounted for under the cost method, represents less than a 5% ownership interest. The Company does not exert significant influence over ViaCyte’s operating or financial activities.

In July 2007, the Company made equity investments in Paragon Intellectual Properties, LLC (“Paragon”) and Apollo Therapeutics, LLC (“Apollo”), a Paragon subsidiary, totaling $3.5 million. SurModics made an additional equity investment in fiscal 2008 totaling $2.5 million, based upon successful completion of specified development milestones. In October 2008, Paragon announced that it had restructured, moving from a limited liability company with seven subsidiaries to a single C-corporation named Nexeon MedSystems, Inc. (“Nexeon”). SurModics accounts for its investment in Nexeon under the cost method as the Company’s ownership is less than 20%, and the Company does not exert significant influence over Nexeon’s operating or financial activities. The Company made an additional cash investment in Nexeon of $0.5 million in fiscal 2009. In the fourth quarter of fiscal 2010, the Company held discussions with Nexeon management to understand the business status and outlook, valuations associated with potential new rounds of financing, operating metrics and other industry factors which impacted the Company’s assessment of the carrying value of this investment. As a result of its assessment, the Company recognized a $5.3 million impairment loss on this investment in fiscal 2010 as it was determined that the investment was other-than-temporarily impaired.

In August 2009, the Company invested $2.0 million in a medical technology company and made a follow-on investment of $0.5 million in March 2010. The Company recognized an impairment loss on this investment totaling $2.4 million in fiscal 2010, based on market valuations and a pending financing round for this company. The Company’s investment in the medical technology company is accounted for under the cost method, as the Company’s ownership interest is less than 20% and the Company does not exert significant influence over the medical technology company’s operating or financial activities. Another entity in which the Company had a strategic investment sold the majority of its assets in fiscal 2010, resulting in an impairment loss of $0.2 million to the Company in fiscal 2010. These investments are included in the category titled “Other” in the table above.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In the years ended September 30, 2011, 2010 and 2009, the Company recognized revenue of $0.1 million, $1.5 million and $1.4 million, respectively, from activity with companies in which it had a strategic investment.

Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer relationships, licenses and trademarks. The Company recorded amortization expense of $1.5 million, $1.6 million, and $2.1 million for the years ended September 30, 2011, 2010 and 2009, respectively.

In the fourth quarter of fiscal 2011, the Company recorded a $3.1 million asset impairment charge associated with writing down its SurModics Pharmaceuticals intangibles to fair value based on the current valuation of such assets relative to their carrying value.

In fiscal 2010, the Company recognized an asset impairment charge of $0.5 million associated with certain patent rights. Management applied the accounting guidance associated with long-lived assets and determined an impairment occurred for these assets as no ongoing business was expected in the foreseeable future based on market conditions.

The asset impairment charges in fiscal 2011 and 2010 are included in the asset impairment charges line in the consolidated statements of operations.

Intangible assets consisted of the following as of September 30 (in thousands):

	2011
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.5	$7,633	$(3,585)	$4,048
Core technology	17.2	6,282	(1,984)	4,298
Patents and other	16.5	2,358	(655)	1,703
Trademarks	1.0	20	(20)	—

Subtotal		16,293	(6,244)	10,049
Unamortized intangible assets:
Trademarks		580	—	580

Total		$16,873	$(6,244)	$10,629

	2010
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.7	$8,657	$(2,682)	$5,975
Core technology	17.4	8,330	(1,485)	6,845
Patents and other	16.4	2,376	(519)	1,857
Trademarks	1.0	20	(20)	—

Subtotal		19,383	(4,706)	14,677
Unamortized intangible assets:
Trademarks		580	—	580

Total		$19,963	$(4,706)	$15,257

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Based on the intangible assets in service as of September 30, 2011, estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

2012	$1,245
2013	1,245
2014	1,245
2015	1,234
2016	1,096

Future amortization amounts presented above are estimates. Actual future amortization expense may be different, as a result of future acquisitions, impairments, changes in amortization periods or other factors.

Goodwill

Goodwill represents the excess of the cost of the acquired entities over the fair value assigned to the assets purchased and liabilities assumed in connection with the Company’s acquisitions. The carrying amount of goodwill is evaluated annually, and between annual evaluations if events occur or circumstances change indicating that the carrying amount of goodwill may be impaired.

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at September 30, 2009	$21,070
Payment related to a prior business acquisition	750
Goodwill impairment	(13,810)

Balance at September 30, 2010	$8,010
Payments related to a prior business acquisition	5,650
Goodwill impairment	(5,650)

Balance at September 30, 2011	$8,010

The Company has recognized cumulative goodwill impairment charges of $19.5 million as of September 30, 2011 associated with the SurModics Pharmaceuticals reporting unit.

The Company has determined that its reporting units are the SurModics Pharmaceuticals subsidiary, the In Vitro Diagnostics operations and the SurModics drug delivery and hydrophilic coatings operations known as the Medical Device business unit. The reporting units with goodwill resulted from the acquisitions of SurModics Pharmaceuticals and SurModics IVD, Inc. (formerly known as BioFX Laboratories, Inc.) (“SurModics IVD”) in fiscal 2007. Inherent in the determination of fair value of the reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as the Company’s strategic plans with regard to its operations.

The $8.0 million of goodwill at September 30, 2011 is related to the In Vitro Diagnostics reporting unit. The Company performed its annual impairment test of goodwill as of August 31, 2011, and did not record any goodwill impairment charges as there were no indicators of impairment associated with the In Vitro Diagnostics reporting unit.

Evaluating goodwill for impairment in fiscal 2011 was based on new goodwill accounting guidance which was early adopted by the Company in the fourth quarter of fiscal 2011. The new accounting guidance involves assessment of qualitative factors to determine whether the existence of events or circumstances leads to a

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test becomes unnecessary.

The Company recognized a goodwill impairment charge of $5.7 million in the first quarter of fiscal 2011 associated with its SurModics Pharmaceuticals reporting unit. Two milestone events were achieved associated with the July 2007 acquisition of SurModics Pharmaceuticals and $5.7 million of additional purchase price was recorded as an increase to goodwill. There had been no substantial changes in operating results for SurModics Pharmaceuticals in the first quarter of fiscal 2011 when compared with fiscal 2010, and, as such, the Company concluded that the goodwill associated with the milestone events was fully impaired.

During the Company’s annual test of goodwill as of August 31, 2010, the Company determined the goodwill related to its SurModics Pharmaceuticals reporting unit was fully impaired and it recognized a non-cash goodwill impairment charge of $13.8 million.

Prior to testing goodwill for impairment in fiscal 2010 the Company tested its definite-lived assets, property and equipment as well as intangible assets, under the provisions of the accounting guidance for impairment or disposal of long-lived assets, and determined that there were no impairments of these assets.

The goodwill impairment in fiscal 2010 reflected a significant decline in the estimated fair value of the Company’s reporting units, mainly the Company’s SurModics Pharmaceuticals reporting unit, which resulted from a slowdown in business activity which was most pronounced in the fourth quarter of fiscal 2010, higher operating costs with the cGMP manufacturing facility, and a significant decrease in the Company’s stock price during fiscal 2010. The stock price declined from $24.13 per share at October 1, 2009 to $12.03 at the date of the annual impairment test, which was August 31, 2010. While the Company continually evaluated whether any indications of impairment are present which would require an impairment analysis on an interim basis, no such indicators were considered present prior to the fourth quarter of fiscal 2010. Prior to the fourth quarter, based on the Company’s outlook for future results and the fact that the market capitalization exceeded the Company’s book value by a margin of 64% at June 30, 2010, Company management did not believe that the events and circumstances in existence at interim reporting dates indicated it was more likely than not that the fair value of any of the Company’s reporting units would be less than its carrying amount.

In evaluating whether goodwill was impaired in fiscal 2010, the Company compared the fair value of the reporting units to which goodwill is assigned to their respective carrying values (Step 1 of the impairment test). In calculating fair value, the Company used the income approach as the primary indicator of fair value with the market approach used as a test of reasonableness. The income approach is a valuation technique under which the Company estimates future cash flows using the reporting units’ financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. The market approach establishes fair value by comparing SurModics to other publicly traded guideline companies or by analysis of actual transactions of similar businesses or assets sold. The income approach is tailored to the circumstances of the Company’s business, and the market approach is completed as a secondary test to ensure that the results of the income approach are reasonable and in line with comparable companies in the industry. The summation of the reporting units’ fair values were compared and reconciled to the Company’s market capitalization as of the date of the impairment test.

In the situation where a reporting unit’s carrying amount exceeds its fair value, the amount of the impairment loss must be measured. The measurement of the impairment (Step 2 of the impairment test) is calculated by determining the implied fair value of a reporting unit’s goodwill. In calculating the implied fair

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

In determining the fair value of the SurModics Pharmaceuticals reporting unit under the income approach, the expected cash flows of SurModics Pharmaceuticals were affected by various assumptions. Fair value on a discounted cash flow basis used forecasts over a ten-year period with an estimation of residual growth rates thereafter. The Company uses its business plans and projections as the basis for expected future cash flows. The most significant assumptions incorporated in these forecasts for the fiscal 2010 goodwill impairment test included annual revenue changes based on then current customer programs and expected progression of these programs into different phases of development. A discount rate of 15% was used in the fiscal 2010 analysis to reflect the relevant risks of the higher growth assumed for this reporting unit. Given the significant difference between the reporting unit’s fair value and carrying value, any change in the discount rate would not have changed the evaluation of impairment.

In estimating the fiscal 2010 fair value of the Company under the market approach, management considered the relative merits of commonly applied market capitalization multiples based on the availability of data. Based on the analysis, the Company utilized the guideline public company method to support the valuation of the reporting units in fiscal 2010.

Based on the goodwill analysis performed as of August 31, 2010, goodwill in the SurModics Pharmaceuticals reporting unit failed Step 1 of the impairment test and Step 2 of the impairment test indicated that goodwill was fully impaired. The indicated excess in fair value over carrying value of the Company’s In Vitro Diagnostics reporting unit in Step 1 of the impairment test at August 31, 2010 was approximately 82% and as such the $8.0 million of goodwill related to this reporting unit was not impaired. The SurModics drug delivery and hydrophilic coatings operations do not have any goodwill and were included in the analysis to assist in reconciling the fair value of all reporting units to the Company’s market capitalization at August 31, 2010.

The Company did not record any goodwill impairment charges during fiscal 2009.

Valuation of Long-Lived Assets

Accounting guidance requires the Company to periodically evaluate whether events and circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of long-lived assets, such as property and equipment and intangibles with finite lives. If such events or circumstances were to indicate that the carrying amount of these assets may not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of the assets, the Company would recognize an impairment charge to reduce such assets to their fair value. See the Property and Equipment, Other Assets and Intangible Assets sections in Note 2 for further information on impairments that were recognized in fiscal 2011 and 2010.

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

Taxes collected from customers and remitted to governmental authorities are excluded from revenue and amounted to $0.1 million, $0.1 million and $0.2 million for the years ended September 30, 2011, 2010 and 2009, respectively.

Royalties and license fees.    The Company licenses technology to third parties and collects royalties. Royalty revenue is generated when a customer sells products incorporating the Company’s licensed technologies. Royalty revenue is recognized as licensees report it to the Company, and payment is typically submitted concurrently with the report. For stand-alone license agreements, up-front license fees are recognized over the term of the related licensing agreement. Minimum royalty fees are recognized in the period earned.

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

The Company had one significant multiple element arrangement prior to October 1, 2009 that was accounted for as a single unit of accounting resulting in deferral and recognition of all related payments received for license and research and development activities using a time-based model. This arrangement was terminated during the first quarter of fiscal 2009 as described in Note 2 below.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for multiple deliverable revenue arrangements to:

(i) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii) require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

(iii) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal 2010, on a prospective basis, for applicable transactions originating or materially modified on or after October 1, 2009. In connection with the adoption of the amended accounting standard the Company also changed its policy prospectively for multiple element arrangements, whereby the Company accounts for revenue using a multiple attribution model in which consideration allocated to research and development activities is recognized as performed, and milestone payments are recognized when the milestone events are achieved, when such activities and milestones are deemed substantive. Accordingly, in situations where a unit of accounting includes both a license and research and development activities, and when a license does not have stand-alone value, the Company applies a multiple attribution model in which consideration allocated to the license is recognized ratably, consideration allocated to research and development activities is recognized as performed and milestone payments are recognized when the milestone events are achieved, when such activities and milestones are deemed substantive.

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

Under the accounting guidance, the Company is still required to evaluate each deliverable in a multiple element arrangement for separability. The Company is then required to allocate revenue to each separate deliverable using a hierarchy of VSOE, TPE, or ESP. In many instances, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be a result of the Company infrequently selling each element separately or having a limited history with multiple element arrangements. When VSOE cannot be established, the Company attempts to establish a selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately.

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

The Company’s accounting policies under the previous accounting guidance, applicable for fiscal 2009, would have resulted in partial recognition of the research and development revenue in the current periods with the remainder deferred and recognized over the economic life of the technology. Under the new accounting guidance, effective for fiscal 2011 and 2010, the Company is recognizing research and development revenue as the activities are performed. The Company notes that this new accounting guidance will result in current revenue recognition of research and development activities in the period the activities are performed with the revenue generated changing from period to period based on the stage of project development. The amount of revenue that is recognized could be material in any reporting period.

Merck Agreement.    In June 2007, the Company entered into a License and Research Collaboration Agreement and separate Supply Agreement with Merck & Co., Inc. (“Merck”). The agreement called for SurModics and Merck to pursue the joint development and commercialization of SurModics’ I-vation sustained drug delivery system with TA (“triamcinolone acetonide”), and other products combining certain of Merck’s proprietary drug compounds and the I-vation system for the treatment of serious retinal diseases. Under the terms of the agreement, Merck led and funded development and commercialization activities. In September 2008, following a strategic review of Merck’s business and product development portfolio, Merck gave notice to SurModics that it was terminating the collaborative license and research agreement, as well as the supply agreement entered into in June 2007. The termination was effective in December 2008. The Company recognized all remaining deferred revenue related to the Merck agreement, totaling $34.8 million, as revenue in fiscal 2009. The Company also recognized a $9.0 million milestone payment from Merck associated with the termination of the triamcinolone acetonide development program in fiscal 2009.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets, with deferred revenue to be recognized beyond one year being classified as non-current deferred revenue. As of September 30, 2011 and 2010, the Company had deferred revenue of $4.2 million for both periods.

Costs related to products and services delivered are recognized in the period revenue is recognized except for services related to the Merck agreement, which were recognized as incurred. Customer advances are accounted for as a liability until all criteria for revenue recognition have been met.

Customer Concentrations

The Company’s licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. The Company has licenses with a diverse base of customers and certain customers have multiple products using the Company’s technology. Medtronic, Inc. (“Medtronic”) is the Company’s largest customer at 15% of total revenue for fiscal 2011. Medtronic has several separately licensed products that generate royalty revenue for the Company. In addition, there has been a decline in royalty revenue from one of the Company’s largest customers, Cordis Corporation, a subsidiary of Johnson & Johnson (“Cordis”), and with Cordis’ June 2011 announcement of the cessation of the manufacture of the CYPHER® and CYPHER SELECT® Plus stents by the end of 2011, the Company’s royalty stream from this customer reached the contractual $1.0 million minimum quarterly level per the agreement in the third and fourth quarters of fiscal 2011. No other individual customer product using licensed technology constitutes more than 5% of the Company’s total revenue. Further,

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the Company’s licensing agreements with many of its customers, including most of its significant customers, cover many licensed products that each separately generate royalty revenue. This situation reduces the potential risk to the Company’s operations that may result from reduced sales (or the termination of a license) of a single product for any specific customer.

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

New Accounting Pronouncements

In September 2011, the FASB issued changes to existing goodwill impairment testing guidance and permitted early adoption. The new accounting guidance involves assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then moving to the next phase, the two-step impairment test is unnecessary. The Company elected to early adopt the new guidance for its annual impairment testing in the fourth quarter of fiscal 2011.

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on October 1, 2012 (fiscal 2013). Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, management has determined these changes will not have an impact on the consolidated financial statements.

In May 2011, the FASB issued changes to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. These changes become effective for the Company on January 1, 2012 (fiscal 2012). Management is currently evaluating the potential impact of these changes on the consolidated financial statements.

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

The Company’s Level 2 assets consist of money market funds, U.S. Treasury securities, corporate bonds, municipal bonds, U.S. government agency securities, government agency and municipal securities and certain asset-backed and mortgage-backed securities. Fair market values for these assets are based on quoted vendor prices and broker pricing where all significant inputs are observable.

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

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company’s Level 3 assets include certain asset-backed and mortgage-backed securities. The fair market values of these investments were determined by broker pricing where not all significant inputs were observable.

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company did not significantly change its valuation techniques from prior periods.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 30, 2011
Assets:
Cash equivalents	$—	$8,419	$—	$8,419
Available-for-sale debt securities:
U.S. government and government agency obligations	—	30,604	—	30,604
Mortgage-backed securities	—	3,933	15	3,948
Municipal bonds	—	3,614	—	3,614
Asset-backed securities	—	1,278	9	1,287
Corporate bonds	—	2,497	—	2,497
Other assets	1,190	—	—	1,190

Total assets measured at fair value	$1,190	$50,345	$24	$51,559

The consolidated balance sheets include held-to-maturity investments totaling $3.0 million as of September 30, 2011. Held-to-maturity investments are carried at amortized cost.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 30, 2010
Assets:
Cash equivalents	$—	$10,128	$—	$10,128
Available-for-sale debt securities:
U.S. government and government agency obligations	—	25,626	704	26,330
Mortgage-backed securities	—	4,757	69	4,826
Municipal bonds	—	3,150	—	3,150
Asset-backed securities	—	1,113	—	1,113
Corporate bonds	—	5,852	—	5,852
Other assets	2,624	—	—	2,624

Total assets measured at fair value	$2,624	$50,626	$773	$54,023

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following tables provide a reconciliation of fiscal 2011 and 2010 financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands). Transfers of instruments into and out of Level 3 are based on beginning of year values.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Year Ended September 30, 2011 Available-for-Sale Debt Securities
	U.S. Government Obligations	Mortgage- Backed Securities	Asset- Backed Securities	Total
Balance at September 30, 2010	$704	$69	$—	$773
Transfers into Level 3	—	17	14	31
Transfers out of Level 3	(695)	(68)	—	(763)
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	19	(3)	(3)	13
Purchases, issuances, sales and settlements, net	(28)	—	(2)	(30)

Balance at September 30, 2011	$—	$15	$9	$24

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Year Ended September 30, 2010 Available-for-Sale Debt Securities
	U.S. Government Obligations	Mortgage- Backed Securities	Total
Balance at September 30, 2009	$1,130	$73	$1,203
Transfers into Level 3	—	148	148
Transfers out of Level 3	(36)	(145)	(181)
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	(33)	3	(30)
Purchases, issuances, sales and settlements, net	(357)	(10)	(367)

Balance at September 30, 2010	$704	$69	$773

As of September 30, 2011, marketable securities measured at fair value using Level 3 inputs comprised less than $50,000 and included one asset-backed security and one mortgage-backed security within the Company’s available-for-sale investment portfolio. These securities were measured using observable market data and Level 3 inputs as a result of the lack of market activity and liquidity. The fair value of these securities was based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuer of the securities.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s investments in non-marketable securities of private companies are accounted for using the cost method as the Company does not exert significant influence over the investees’ operating or financial activities. These investments, as well as held-to-maturity securities, are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or the Company’s participation in such financings. The Company also assesses the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a potentially lower valuation. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment and are Level 3 inputs.

In the fourth quarter of fiscal 2011, the Company recognized asset impairment charges totaling $17.9 million. The Company wrote down long-lived assets (fixed assets of $14.8 million and intangibles of $3.1 million), associated with its Pharmaceuticals segment, based on the current valuation of the assets relative to their carrying value. The Company had been exploring strategic alternatives for the Pharmaceuticals segment, including a potential sale. The assets of the Pharmaceuticals segment did not qualify as held-for-sale as of September 30, 2011, because the Company had not committed to a plan to sell at that time. However, the Company’s assessment of options available as of September 30, 2011 resulted in a probability-weighted value of expected future cash flows below the carrying value, which required the Company to determine the fair value of the long-lived assets of the Pharmaceuticals segment using the probability-weighted value of the expected future cash flows. Subsequently, on November 1, 2011, the Company announced that it entered into a definitive agreement to sell substantially all of its Pharmaceuticals assets for $30.0 million and the sale closed on November 17, 2011. See Note 1 for further information regarding the sale of SurModics Pharmaceuticals.

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

The Company also recognized long-lived asset impairment charges totaling $4.9 million in fiscal 2010. Fair value measurements used in the impairment reviews of property and equipment and intangible assets are Level 3 measurements that require management judgment. The Company recorded a $1.9 million asset impairment charge associated with writing down one of its facilities in Alabama to fair value based on a decision to sell the facility, which decision was reversed later in fiscal 2010. The $2.1 million carrying value of this facility was based on a real estate market appraisal obtained during the Company’s negotiations.

The Company also recorded a $1.3 million asset impairment charge in fiscal 2010 associated with certain long-lived assets where no ongoing business is expected in the foreseeable future based on current market conditions. Furthermore, a $1.3 million asset impairment charge associated with certain fixed asset costs located in Minnesota and a $0.4 million asset impairment charge associated with prototypes and other equipment related to a development project for which no ongoing business was expected in the foreseeable future in light of market conditions were also recognized. The assets associated with these charges had limited remaining value and as such were written down to zero value.

See Note 2 for additional information related to these impairments

4.	Acquisition

PR Pharmaceuticals, Inc.     On November 4, 2008, the Company’s SurModics Pharmaceuticals subsidiary entered into an asset purchase agreement with PR Pharmaceuticals, Inc. (“PR Pharma”), whereby it acquired certain contracts and assets of PR Pharma for $5.6 million consisting of $2.9 million in cash on the closing date, additional consideration of $2.4 million (paid in fiscal 2009) based on successful achievement of specified milestones and $0.3 million in transaction costs. The sellers of PR Pharma are still eligible to receive up to an additional $3.0 million in cash based on successful achievement of specified milestones for successful patent issuances and product development. Potential milestones of $0.6 million were not earned and lapsed in fiscal 2011. The Company agreed to indemnify Evonik for certain contingent consideration obligations when it sold substantially all of the SurModics Pharmaceuticals assets to Evonik on November 17, 2011. The purchase price was allocated as follows as of November 4, 2008 (in thousands):

Core technology	$1,400
Customer relationships	900
In-process research and development	3,200
Trade names	20
Non-compete agreements	50

Total purchase price	$5,570

The acquired developed technology is being amortized on a straight-line basis over 18 years, customer relationships are being amortized over nine years, and non-compete agreements were amortized over two years.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The trade names had a life of less than one year and were fully amortized in fiscal 2009. As part of the acquisition, the Company recognized fair value associated with in-process research and development (“IPR&D”) of $3.2 million. The IPR&D was expensed on the date of acquisition and relates to polymer-based drug delivery systems. The value assigned to IPR&D is related to projects for which the related products have not achieved commercial feasibility and have no future alternative use. The amount of purchase price allocated to IPR&D was based on estimating the future cash flows of each project and discounting the net cash flows back to their present values.

5.	Revolving Credit Facility

In February 2011, the Company extended its unsecured revolving credit facility through March 2012 and reduced the credit facility to $15.0 million. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based upon the Company’s funded debt to EBITDA ratio. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of September 30, 2011, the Company had no debt outstanding under the credit facility and was in compliance with all covenants.

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

	2011	2010	2009
Product	$213	$139	$87
Customer research and development	372	772	815
Other research and development	983	2,399	2,806
Selling, general and administrative	2,684	2,565	3,145

Total	$4,252	$5,875	$6,853

As of September 30, 2011, approximately $4.3 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.5 years. The unrecognized compensation costs above exclude $1.0 million associated with performance share awards that are currently not anticipated to be fully expensed because the performance conditions are not expected to be met.

Stock Option Plans

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair value of stock options granted during fiscal 2011, 2010 and 2009 was $3.96, $6.78, and $8.95, respectively. The assumptions used as inputs in the model for the years ended September 30 were as follows:

	2011	2010	2009
Risk-free interest rates	1.45%	1.95%	2.30%
Expected life	4.8 years	4.8 years	4.8 years
Expected volatility	45%	41%	40%
Dividend yield	0%	0%	0%

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

The Company’s Incentive Stock Options (“ISO”) are granted at a price of at least 100% of the fair market value of the common stock of the Company on the date of the grant or 110% with respect to optionees who own more than 10% of the total combined voting power of all classes of stock. ISOs generally expire in seven years or upon termination of employment and generally are exercisable at a rate of 20% per year commencing one year after the date of grant. Non-qualified stock options are granted at fair market value on the date of grant. Non-qualified stock options expire in seven to ten years or upon termination of employment or service as a Board member. Non-qualified stock options granted prior to May 2008 generally become exercisable with respect to 20% of the shares on each of the first five anniversaries following the grant date, and nonqualified stock options granted subsequent to April 2008 generally become exercisable with respect to 25% of the shares on each of the first four anniversaries following the grant date. Shareholders approved the 2009 Equity Incentive Plan (“2009 Plan”) at the February 8, 2010 Annual Meeting of Shareholders. The 2009 Plan has 1,500,000 shares authorized, plus the number of shares that have not yet been awarded under the 2003 Equity Incentive Plan, or were awarded and subsequently returned to the pool of available shares under the 2003 Equity Incentive Plan pursuant to its terms. At September 30, 2011, there were 1,433,000 shares available for future awards. As of September 30, 2011, the aggregate intrinsic value of the option shares outstanding and option shares exercisable was not meaningful, as the Company’s stock price of $9.10 per share on September 30, 2011 was below the value of option shares outstanding and exercisable. At September 30, 2011, the average remaining contractual life of options outstanding and options exercisable was 4.1 and 2.8 years, respectively. There were no stock options exercised in fiscal 2011. There was no intrinsic value associated with options exercised during fiscal 2010 as the Company’s stock price of $11.92 per share on September 30, 2010 was below the value of options exercised. The intrinsic value of options exercised during fiscal 2009 was $0.2 million.

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2008	1,522,790	$34.26
Granted	268,700	24.06
Exercised	(17,600)	8.82
Forfeited	(104,320)	35.33

Outstanding at September 30, 2009	1,669,570	$32.82
Granted	388,635	22.88
Exercised	(20,350)	20.74
Forfeited	(545,534)	30.58

Outstanding at September 30, 2010	1,492,321	$31.22
Granted	551,773	9.96
Exercised	—	—
Forfeited	(528,906)	25.15

Outstanding at September 30, 2011	1,515,188	$25.59
Exercisable at September 30, 2011	838,160	$32.91

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (Restricted Stock). Under accounting guidance these shares are considered to be non-vested shares. The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. Compensation has been recognized for the estimated fair value of the 72,627 common shares and is being charged to income over the vesting term. The stock-based compensation table includes the Restricted Stock expenses recognized related to these awards, which totaled $0.9 million, $1.0 million and $1.8 million during fiscal 2011, 2010 and 2009, respectively.

	Number of Shares	Weighted Average Grant Price
Balance at September 30, 2008	157,129	$36.06
Granted	7,700	23.93
Vested	(59,047)	34.44
Forfeited	(4,887)	41.91

Balance at September 30, 2009	100,895	$35.80
Granted	30,440	18.49
Vested	(83,195)	36.32
Forfeited	(7,068)	33.39

Balance at September 30, 2010	41,072	$22.33
Granted	66,533	10.01
Vested	(23,978)	19.38
Forfeited	(11,000)	20.79

Balance at September 30, 2011	72,627	$12.25

Performance Share Awards

The Company has entered into Performance Share agreements with certain key employees, covering the issuance of common stock (“Performance Shares”). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives, which must be achieved during the performance period. Compensation is recognized in each period based on management’s best estimate of the achievement level of the grants’ specified performance objectives and the resulting vesting amounts. In fiscal 2011, the Company recognized expense of $0.2 million related to 80,695 three-year Performance Shares awarded in November and December 2010 and 591 Performance Shares that vested for a certain individual that met specific performance objectives. In fiscal 2010, the Company recognized expense of less than $0.1 million related to specific performance objectives achieved by certain individuals. In fiscal 2009, the Company reversed expenses previously recognized of $0.2 million relating to three-year Performance Shares awarded in May 2008 and one-year Performance Shares awarded in September 2008, which was partially offset by an expense of $0.2 million related to the estimated value of Performance Shares awarded to individuals based on likely achievement of specific performance objectives. The stock-based compensation table includes the Performance Shares expenses.

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. The number of authorized shares was increased by 200,000 effective with

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

shareholder approval at the February 8, 2010 Annual Meeting. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provision of the Stock Purchase Plan. As of September 30, 2011 and 2010, there were less than $0.1 million and $0.3 million of employee contributions, respectively, included in accrued liabilities in the accompanying consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan totaled $0.2 million, $0.3 million and $0.3 million, during fiscal 2011, 2010 and 2009, respectively. The stock-based compensation table includes the Stock Purchase Plan expenses.

7.	Restructuring Charges

In August 2011, the Company announced a realignment of its business to optimize the Company’s resources according to its strategic plan. As a result of the organizational change, the Company eliminated approximately 9% of its workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the fourth quarter of fiscal 2011. The Company recorded total pre-tax restructuring charges of $1.0 million in the fourth quarter of fiscal 2011, which consisted of $1.0 million of severance pay and benefits expenses.

In October 2010, the Company announced initiatives to reduce its cost structure and renew its focus on business units to more closely match operations and cost structure with the current customer environment. As a result of the organizational change, the Company eliminated 30 positions, or approximately 13% of its workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the first quarter of fiscal 2011. The reorganization also resulted in SurModics vacating a leased production facility in Birmingham, Alabama and relocating the production activities to one of its owned facilities in Birmingham. The Company recorded total pre-tax restructuring charges of $1.2 million in the first quarter of fiscal 2011, which consisted of $1.2 million of severance pay and benefits expenses and less than $0.1 million of facility-related costs.

In March 2010, the Company announced an organizational change designed to support future growth by better meeting customer needs, leveraging its multiple competencies across the organization, and building on its pharmaceutical industry experience. As a result of the reorganization, the Company eliminated 11 positions, or approximately 4% of the Company’s workforce. These employee terminations occurred across various functions and the reorganization plan was completed by the end of the third quarter of fiscal 2010. The Company also vacated and subleased its leased sales office in Irvine, California and vacated a leased warehouse in Birmingham, Alabama, as part of the reorganization plan. Both leased spaces were vacated by March 31, 2010. The Company recorded total pre-tax restructuring charges of approximately $1.3 million in connection with the fiscal 2010 reorganization, which consisted of $0.8 million of severance pay and benefits expenses and $0.5 million of facility-related costs.

In November 2008, the Company announced a functional reorganization to allow the Company to better serve its customers and improve its operating performance. As a result of the reorganization, the Company eliminated 15 positions, or approximately 5% of the Company’s workforce. These employee terminations occurred across various functions and the reorganization plan was completed by the end of the first quarter of fiscal 2009. The Company also vacated a leased facility in Eden Prairie, Minnesota, consolidating into its owned office and research facility also in Eden Prairie, as part of the reorganization plan. The Company recorded total pre-tax restructuring charges of approximately $1.8 million in connection with the fiscal 2009 reorganization, which consisted of $0.5 million of severance pay and benefits expenses and $1.3 million of facility-related costs.

Cash payments related to all restructuring events totaled $2.4 million in fiscal 2011, resulting in a restructuring accrual balance of $1.0 million at September 30, 2011.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the restructuring accrual activity (in thousands):

	Employee Severance and Benefits	Facility- Related Costs	Total
Balance at September 30, 2008	$—	$—	$—
Accruals during the year	513	1,250	1,763
Cash payments	(513)	(295)	(808)

Balance at September 30, 2009	$—	$955	$955
Accruals during the year	818	488	1,306
Cash payments	(814)	(264)	(1,078)

Balance at September 30, 2010	$4	$1,179	$1,183
Accruals during the year	2,181	62	2,243
Cash payments	(1,455)	(991)	(2,446)

Balance at September 30, 2011	$730	$250	$980

The charges above have been shown separately as restructuring charges on the consolidated statements of operations. The remaining accrual relates to the fiscal 2011 and 2010 restructurings and is expected to be paid within the next 27 months. As such, the current portion totaling $0.9 million is recorded as a current liability within other current liabilities and the long-term portion totaling $0.1 million is recorded as a long-term liability within other long-term liabilities on the consolidated balance sheet at September 30, 2011.

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

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Income taxes in the accompanying consolidated statements of operations for the fiscal years ended September 30 are as follows (in thousands):

	2011	2010	2009
Current provision (benefit):
Federal	$2,273	$(331)	$12,257
State and foreign	348	277	1,362

Total current provision (benefit)	2,621	(54)	13,619
Deferred (benefit) provision :
Federal	(6,187)	1,019	7,483
State	(148)	(535)	872

Total deferred (benefit) provision	(6,335)	484	8,355

Total (benefit) provision	$(3,714)	$430	$21,974

The reconciliation of the difference between amounts calculated at the statutory federal tax rate for the fiscal years ended September 30 and the Company’s effective tax rate is as follows (in thousands):

	2011	2010	2009
Amount at statutory federal income tax rate	$(5,772)	$(7,231)	$20,833
Change because of the following items:
State taxes	(1,038)	(209)	1,206
Stock-based compensation	—	276	416
Valuation allowance	1,145	2,780	—
Goodwill impairment	1,977	4,834	—
Other	(26)	(20)	(481)

Income tax (benefit) provision	$(3,714)	$430	$21,974

The components of deferred income taxes consisted of the following as of September 30 and result from differences in the recognition of transactions for income tax and financial reporting purposes (in thousands):

	2011	2010
Depreciable assets	$(348)	$(5,795)
Deferred revenue	1,589	1,666
Accruals and reserves	591	780
Stock options	7,375	5,947
Impaired investments	6,072	6,130
Unrealized losses (gains) on investments	96	(563)
Other	1,698	1,211
Valuation allowance	(7,668)	(6,523)

Total deferred tax assets	9,405	2,853
Less current deferred tax assets	(376)	(247)

Noncurrent deferred tax assets	$9,029	$2,606

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In fiscal 2011 and 2010, the Company recorded valuation allowances of $1.1 million and $3.1 million, respectively, related to deferred tax assets. The fiscal 2011 valuation allowance relates to deferred tax assets associated with state net operating losses based on the uncertainty regarding the realization of the net operating losses in the carryforward periods. The fiscal 2010 valuation allowance primarily relates to deferred tax assets associated with potential capital losses created by the impairment of the Company’s investments in Nexeon and two additional medical technology companies (see Note 2 for further information). The fiscal 2010 valuation allowances were recorded because the Company does not currently foresee future capital gains within the allowable carryforward and carryback periods to offset these capital losses when they were recognized. As such, no tax benefit has been recorded in the consolidated statements of operations.

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to accounting guidance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
Beginning of fiscal year	$1,948	$2,042	$1,540
Increases in tax positions for prior years	3	—	280
Decreases in tax positions for prior years	(85)	(104)	(7)
Increases in tax positions for current year	55	92	260
Settlements with taxing authorities	(53)	—	—
Lapse of the statute of limitations	(193)	(82)	(31)

End of fiscal year	$1,675	$1,948	$2,042

The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of September 30, 2011, 2010 and 2009, respectively, are $1.7 million, $1.9 million and $2.0 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months with the above balances classified on the consolidated balance sheets in other long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of September 30, 2011, 2010 and 2009, a gross balance of $0.8 million, $0.7 million and $0.6 million, respectively, has been accrued related to the unrecognized tax benefits balance for interest and penalties.

The Company files income tax returns, including returns for its subsidiaries, in the United States (“U.S.”) federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax return for fiscal 2010 in the first quarter of fiscal 2012. The IRS completed an examination of the Company’s U.S. income tax return for fiscal 2009 and a payment was made in the third quarter of fiscal 2011 associated with timing adjustments. U.S. income tax returns for fiscal 2007 and 2008 remain subject to examination by federal tax authorities. Tax returns for state and local jurisdictions for fiscal years 2003 through 2010 remain subject to examination by state and local tax authorities.

9.	Commitments and Contingencies

Litigation.    From time to time, the Company has been, and may become, involved in various legal actions involving its operations, products and technologies, including intellectual property and employment disputes. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, which, if granted, could require significant expenditures or result in lost revenue. The Company records a liability in the consolidated financial

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded.

SRI Litigation.    On July 31, 2009, the Company’s SurModics Pharmaceuticals subsidiary was named as a defendant in litigation pending in the circuit court of Jefferson County, Alabama, between SRI and two of SRI’s former employees (the “Plaintiffs”). In the litigation, the Plaintiffs allege that they contributed to or invented certain intellectual property while they were employed at SRI, and pursuant to SRI’s policies then in effect, they are entitled to, among other things, a portion of the purchase price consideration paid by the Company to SRI as part of the Company’s acquisition of SurModics Pharmaceuticals pursuant to a stock purchase agreement made effective on July 31, 2007 (the “Stock Purchase Agreement”). The Plaintiffs have also alleged that they are entitled to a portion of the intellectual property income derived from license agreements with certain customers of SurModics Pharmaceuticals that make use of patents to which the Plaintiffs invented or contributed. A trial has not yet been scheduled. Pursuant to the Stock Purchase Agreement, the Company has certain rights of indemnification against losses (including without limitation, damages, expenses and costs) incurred as a result of the litigation. The Company’s consolidated financial statements do not include any expenses or liabilities related to the above litigation as the probability of the outcome is currently not determinable and any potential loss is not estimable. The Company believes that it has meritorious defenses to the Plaintiff’s claims and will vigorously defend and prosecute this matter.

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

SurModics IVD.    In August 2007, the Company acquired 100% of the capital stock of SurModics IVD, a provider of substrates to the in vitro diagnostics industry. The sellers of SurModics IVD are still eligible to receive up to $3.0 million in additional consideration based on specific revenue targets through calendar 2011. Potential milestones of $0.5 million were not earned and lapsed in fiscal 2011.

SurModics Pharmaceuticals.    In July 2007, the Company acquired 100% of the capital stock of SurModics Pharmaceuticals, a drug delivery company that provides proprietary polymer-based technologies to companies developing pharmaceutical products. The sellers of SurModics Pharmaceuticals are still eligible to receive up to $2.9 million in additional consideration based on successful achievement of specific milestones through calendar 2011. Potential milestones of $7.7 million were not earned and lapsed in fiscal 2011. The additional contingent consideration obligation was retained by the Company when it sold substantially all of the SurModics Pharmaceuticals assets to Evonik on November 17, 2011.

Alabama Jobs Commitment.    In April 2008, the Company purchased a 286,000 square foot office and warehouse facility to support cGMP needs of customers and the anticipated growth of the SurModics Pharmaceuticals business. At the same time, SurModics Pharmaceuticals entered into an agreement with various governmental authorities to obtain financial incentives associated with creation of jobs in Alabama. Some of the governmental agencies have recapture rights in connection with the financial incentives if a specific number of full-time employees are not hired by June 2012, with an extension to June 2013 if circumstances or events occur that are beyond the control of SurModics Pharmaceuticals or could not have been reasonably anticipated by SurModics Pharmaceuticals. As of September 30, 2011, SurModics Pharmaceuticals has received $1.7 million in connection with the agreement, and the Company has recorded the payments in other current liabilities because

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the Company has not met the criteria to recognize the amounts received as income as of September 30, 2011. This liability was retained by the Company and did not transfer to Evonik when the Company sold substantially all of the SurModics Pharmaceuticals assets on November 17, 2011.

Operating Leases.    The Company leases certain facilities under noncancelable operating lease agreements. Rent expense for the years ended September 30, 2011, 2010 and 2009 was $0.2 million, $0.3 million, and $1.0 million, respectively. Annual commitments pursuant to operating lease agreements are as follows (in thousands):

Year Ended September 30,
2012	$58
2013	61
2014	62
2015	64
2016	16

Total minimum lease payments	$261

10.	Defined Contribution Plans

The Company has a 401(k) retirement and savings plan for the benefit of qualifying employees. The Company matches 50% of employee contributions on the first 6% of eligible compensation. Effective April 1, 2009, the Company changed its matching contribution to a discretionary approach and the Company ceased matching contributions. Effective April 1, 2010, the Company re-instated its matching contribution at the previous level. Company contributions totaling $0.4 million, $0.2 million, and $0.2 million have been expensed for the years ended September 30, 2011, 2010 and 2009, respectively.

11.	Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. In the first quarter of fiscal 2011, the Company announced it was changing its operational structure to renew focus on business units and the Company is now organized into three segments, as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device. End markets include coronary, peripheral, and neuro-vascular, and urology, among others; (2) the Pharmaceuticals unit, which incorporates a broad range of drug delivery technologies for injectable therapeutics, including microparticles, nanoparticles, and implants addressing a range of clinical applications including ophthalmology, oncology, dermatology and neurology, among others. Based in Birmingham, Alabama, the Pharmaceuticals business includes the Company’s cGMP manufacturing facility; and (3) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications. Products include microarray slide technologies, protein stabilization reagents, substrates, and antigens.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The table below presents revenue, operating (loss) income and depreciation and amortization from the segments, for the years ended September 30, as follows (in thousands):

	2011	2010	2009
Revenue:
Medical Device	$39,576	$43,211	$86,546
Pharmaceuticals	15,055	15,493	18,511
In Vitro Diagnostics	13,150	11,194	16,477

Total revenue	$67,781	$69,898	$121,534

	2011	2010	2009
Operating (loss) income:
Medical Device	$19,847	$19,524	$62,472
Pharmaceuticals	(32,522)	(26,479)	(5,248)
In Vitro Diagnostics	4,275	3,304	8,081
Corporate	(9,118)	(10,402)	(7,804)

Total operating (loss) income	$(17,518)	$(14,053)	$57,501

	2011	2010	2009
Depreciation and amortization:
Medical Device	$1,604	$2,136	$2,077
Pharmaceuticals	4,035	4,241	2,030
In Vitro Diagnostics	799	828	1,248
Corporate	707	613	557

Total depreciation and amortization	$7,145	$7,818	$5,912

Segment results above for fiscal 2011 include asset impairment charges of $17.9 million and a goodwill impairment charge of $5.7 million in the Pharmaceuticals segment and restructuring charges of $2.2 million in Corporate.

Segment results above for fiscal 2010 include asset impairment charges of $1.9 million and a goodwill impairment charge of $13.8 million in the Pharmaceuticals segment and restructuring charges of $1.3 million and asset impairment charges of $3.0 million in Corporate.

Segment results above for fiscal 2009 include revenue of $45.0 million in the Medical Device segment associated with the terminated Merck collaborative research and license agreement, revenue of $4.9 million in the In Vitro Diagnostics segment associated with the expired Abbott Laboratories (“Abbott”) diagnostic format patent license agreement, purchased in-process research and development charges of $3.2 million in the Pharmaceuticals segment and restructuring charges of $1.8 million in Corporate.

Corporate includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board related, that have not been fully allocated to segments. Corporate also includes special charges, such as restructuring costs, which are not specific to a segment.

Asset information by segment is not presented in the table above because the Company does not provide its chief operating decision maker assets by segment, as the data is not readily available.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Major Customers

Revenue from customers that equaled or exceeded 10% of total revenue was as follows for the years ended September 30:

	2011	2010	2009
Medtronic	15%	14%	**
Johnson & Johnson	13%	17%	11%
Merck & Company	**	**	37%

**	-less than 10%

The revenue from the customers listed is derived from all three primary sources: licensing, product sales, and research and development.

Geographic Revenue

Geographic revenue was as follows for the years ended September 30:

	2011	2010	2009
Domestic	72%	78%	84%
Foreign	28%	22%	16%

12.	Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results for the years ended September 30, 2011 and 2010 (in thousands, except net (loss) income per share).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2011
Revenue	$15,168	$17,494	$17,967	$17,152
(Loss) income from operations	(5,620)	2,042	3,446	(17,386)
Net (loss) income	(6,171)	2,488	3,842	(12,937)
Net (loss) income per share(1):
Basic	(0.36)	0.14	0.22	(0.74)
Diluted	(0.36)	0.14	0.22	(0.74)
Fiscal 2010
Revenue	$17,381	$18,360	$18,608	$15,549
Income (loss) from operations	2,768	(952)	2,220	(18,089)
Net income (loss)	1,917	(427)	(916)	(21,663)
Net income (loss) per share(1):
Basic	0.11	(0.02)	(0.05)	(1.25)
Diluted	0.11	(0.02)	(0.05)	(1.25)

(1)	The sum of the quarterly net income (loss) per share may not equal the annual net income (loss) per share because of changes in the weighted average number of shares outstanding.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In the first quarter of fiscal 2011, the Company recorded a $5.7 million goodwill impairment charge associated with the Company’s SurModics Pharmaceuticals reporting unit and a restructuring charge of $1.2 million in connection with the reorganization announced in October 2010.

In the fourth quarter of fiscal 2011, the Company recorded $17.9 million of asset impairment charges associated with the write-down of the long-lived assets of the SurModics Pharmaceuticals segment and a $1.0 million restructuring charge in connection with the reorganization announced in August 2011.

In the second quarter of fiscal 2010, the Company recorded a restructuring charge of $1.3 million, associated with a functional reorganization and an asset impairment charge of $2.1 million, associated with consolidation of the Company’s multiple facilities in Birmingham, Alabama.

In the third quarter of fiscal 2010, the Company recorded a $2.6 million impairment loss on its investment in two private medical technology companies and adjusted the asset impairment charge associated with the Birmingham, Alabama facilities by $0.2 million. The Company also recognized a $0.4 million asset impairment charge associated with prototypes and other equipment related to a development project for which no ongoing business was expected in the foreseeable future in light of market conditions.

In the fourth quarter of fiscal 2010, the Company recorded a $0.4 million inventory impairment charge, a $1.3 million non-cash asset impairment charge associated with long-lived assets, a $1.3 million asset impairment loss associated with certain fixed asset costs in Minnesota, a $13.8 million goodwill impairment charge associated with the Company’s SurModics Pharmaceuticals reporting unit, and a $5.3 million impairment loss on its investment in Nexeon MedSystems.