Form 10-K/A
period 2011-09-30
SURMODICS INC
filed 2012-02-14
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) amends and restates the Annual Report on Form 10-K of SurModics, Inc. (the “Company”) for the fiscal year ended September 30, 2011, as originally filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2011 (the “Original Filing”). This Form 10-K/A is being filed to restate the Company’s consolidated financial statements in Item 8 and related disclosures (including certain amounts and disclosures in Risk Factors in Item 1A, Selected Financial Data in Item 6, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7) for the fiscal year ended September 30, 2011, as discussed in Note 1 to the consolidated financial statements included in Item 8, and revise Management’s Report on Internal Control Over Financial Reporting included in Item 9A.

In the fourth quarter ended September 30, 2011, and as reflected in the Company’s consolidated financial statements included in the Original Filing, the Company recorded a pre-tax asset impairment charge of $17.9 million associated with certain long-lived assets (fixed assets of $14.8 million and intangibles of $3.1 million) of its Pharmaceuticals segment. In connection with the preparation of the financial statements for the fiscal quarter ended December 31, 2011, the Company determined that the carrying value of the assets used to determine the impairment charge should have excluded certain deferred revenue, deferred tax and other liabilities totaling $10.2 million because these amounts were expected to be retained by the Company following the contemplated sale of substantially all of the assets of the Pharmaceuticals business. As a result, the amount of the pre-tax asset impairment charge should have been $28.1 million. This Form 10-K/A also reflects the associated tax benefits recognized with the $10.2 million increase to the impairment charge. As a result, in this Form 10-K/A, the Company is restating its consolidated financial statements and related disclosures to recognize the increase to the asset impairment charge, related tax adjustments and other less material tax corrections.

Although this Form 10-K/A supersedes the Original Filing in its entirety, this Form 10-K/A only amends and restates Item 1A of Part I, Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. While the foregoing items have been updated, this amended report does not reflect any other events occurring after the Original Filing. In addition, currently-dated certifications from our Chief Executive Officer and Interim Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

Forward-Looking Statements

Certain statements contained in the Original Filing and this Form 10-K/A, or in other reports of the Company and other written and oral statements made from time to time by the Company, do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. The Company’s forward-looking statements generally relate to its growth strategy, financial prospects, product development programs, sales efforts, and the impact of the Medtronic, Inc. (“Medtronic”) and Cordis Corporation (a subsidiary of Johnson & Johnson) (“Cordis”), agreements, as well as other significant customer agreements. You should carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement. Investors are advised not to place undue reliance upon the Company’s forward-looking statements and to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission (“SEC”). Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A “Risk Factors” below.

PART I

ITEM 1.     BUSINESS.

Overview – Recent Sale of Pharmaceuticals Business

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

Overview – General

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

We offer customers several distinct polymer families for site specific drug delivery. Our Bravotm Drug Delivery Polymer Matrix (“Bravo”) is a durable coating and has been used in a variety of applications. In addition, we offer several biodegradable polymer technologies that can be used for drug delivery applications. Because some biodegradable polymers can deliver proteins and other large molecule therapeutic agents, they have the potential to expand the breadth of drug delivery applications we can pursue. Biodegradable polymers can be combined with one or more drugs and applied to a medical device where the drug can then be released as the polymer degrades in the body over time.

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

All of our product classes that were under development or pending regulatory approval as of September 30, 2011, are subject to the terms of license agreements between us and our customers. Generally, medical device, biotechnology and pharmaceutical products incorporating our technologies are required to undergo long, expensive and uncertain regulatory review processes that are governed by the United States (“U.S.”) Food and Drug Administration (“FDA”) and other international regulatory authorities. The time required to obtain regulatory approval and, hence market introduction, for these products varies considerably depending on the product, its clinical application, the jurisdiction where approval is being sought, and the extent of clinical testing needed. This timing can range anywhere from several months (e.g., for medical device products seeking regulatory approval in the U.S. under the 510(K) approval process) to several years (e.g., for pharmaceutical products seeking regulatory approval in the U. S.under the new drug application process, or medical device products under the pre-market approval process).

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

Acquisitions and Investments

To further our strategic objectives and strengthen our existing businesses, we intend to continue to explore acquisitions, investments and strategic collaborations to diversify and grow our business. As a result, we expect to make future investments or acquisitions where we believe that we can broaden our technology offerings and expand our sources of revenue and the number of markets in which we participate. See Note 2 to the consolidated financial statements for further information regarding our minority equity investments. Mergers and acquisitions of medical technology companies are inherently risky, and no assurance can be given that any of our previous or future acquisitions will be successful or will not materially adversely affect our consolidated results of operations, financial condition, or cash flows. Several acquisitions relating to our Pharmaceuticals business are discussed above in Overview – Recent Sale of Pharmaceuticals Business.

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

Future impairment of our remaining goodwill of $8.0 million related to our In Vitro Diagnostics business unit or other assets could materially adversely affect our results of operations. For example, in the first quarter of fiscal 2011 we recognized a goodwill impairment charge of $5.7 million related to goodwill associated with our acquisition of SurModics Pharmaceuticals and had recognized a goodwill impairment charge of $13.8 million related to this acquisition in the fourth quarter of fiscal 2010. In addition, in fiscal 2011 and 2010, we recognized asset impairment charges totaling $28.1 million and $4.9 million, respectively.

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

A material weakness in our internal control over financial reporting existed as of September 30, 2011. Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be harmed.

In connection with the restatement of our previously issued consolidated financial statements as of and for the year ended September 30, 2011, management of the Company re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. As a result of that re-evaluation, management of the Company determined that a material weakness existed in the operating effectiveness of internal control over financial reporting related to evaluating non-routine events or transactions. Additional information regarding the restatement is contained in Note 1 to the consolidated financial statements included in this Form 10-K/A.

Although we are committed to continuing to improve our internal control processes, and although we will continue to diligently and vigorously review our internal control over financial reporting, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If our efforts to address the weakness identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, additional restatements of our consolidated financial statements, a decline in our stock price and investor confidence or other material effects on our business, reputation, results of operations, financial condition or liquidity.

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

	Fiscal Year
	2011	2010	2009	2008	2007
	(As Restated)
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Total revenue	$67,781	$69,898	$121,534	$97,051	$73,164
(Loss) income from operations	(27,694)	(14,053)	57,501	27,261	9,899
Net (loss) income	(18,506)	(21,089)	37,550	14,739	3,347
Diluted net (loss) income per share	(1.06)	(1.21)	2.15	0.80	0.18
Balance Sheet Data:
Cash, short-term and long-term investments	$68,197	$56,786	$47,868	$71,978	$70,225
Total assets	156,782	170,279	185,562	191,028	171,331
Retained earnings	64,394	82,900	103,989	66,439	51,620
Total stockholders’ equity	139,608	154,359	172,372	141,806	130,922
Statement of Cash Flows Data:
Net cash provided by operating activities	$19,955	$22,008	$31,321	$39,822	$50,715

As noted previously, the Pharma Sale closed subsequent to our fiscal year ended September 30, 2011 and therefore the selected financial data presented above includes all SurModics Pharmaceuticals historical data since its acquisition in July 2007. In addition, the selected financial data presented above for fiscal 2011 has been restated from the Original Filing. Additional information regarding the restatement is contained in Note 1 to the consolidated financial statements included in this Form 10-K/A.

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

Financial information presented in this discussion and analysis of our financial condition, results of operations and trends for the future has been restated from the Original Filing. Additional information regarding the restatement is contained in Note 1 to the consolidated financial statements included in this Form 10-K/A.

Overview

SurModics is a leading provider of drug delivery and surface modification technologies to the healthcare industry. As further discussed in Item 1 Overview- Recent Sale of Pharmaceuticals Business, in December 2010 we announced that the Board of Directors of the Company had authorized the Company to explore strategic alternatives for our Pharmaceuticals business, including a potential sale of that business. This decision by the Board reflected our focus on returning the Company to profitable growth, and our renewed commitment to pursuing growth opportunities and investments in our Medical Device and In Vitro Diagnostics businesses. On November 1, 2011, we entered into a Purchase Agreement to sell substantially all of the assets of SurModics Pharmaceuticals to Evonik. The Pharma Sale closed on November 17, 2011. The total consideration received from the sale was $30.0 million in cash. Of the total consideration, $3.275 million was placed in escrow at closing for any inventory shortfall and the payment of certain contingent consideration obligations related to our acquisition of SurModics Pharmaceuticals in July 2007.

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

In June 2007, we entered into a License and Research Collaboration Agreement and separate Supply Agreement with Merck related to our I-vationtm TA intravitreal implant. Under the terms of the Merck agreements, we received an upfront license fee of $20.0 million and were eligible to receive up to an additional $288.0 million in fees and development milestones associated with the successful product development and attainment of appropriate U.S. and EU regulatory approvals, as well as payment for our research and development activities. In September 2008, following a strategic review of Merck’s business and product development portfolio, Merck gave notice to SurModics that it was terminating the collaborative license and research agreement, as well as the supply agreement entered into in June 2007. This decision was not based on any concerns about the safety or efficacy of the I-vation system. The termination was effective in December 2008, and we recognized revenue related to the termination of approximately $45.0 million in fiscal 2009, principally from amounts that previously had been deferred and amortized under the accounting treatment required by accounting guidance for revenue arrangements with multiple deliverables. The $45.0 million included a $9.0 million milestone payment from Merck associated with the termination of the triamcinolone acetonide development program.

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

In the fourth quarter of fiscal 2011, we recognized asset impairment charges totaling $28.1 million associated with our Pharmaceuticals segment. We wrote down long-lived assets (fixed assets of $23.3 million and intangibles of $4.8 million), associated with our Pharmaceuticals segment, based on the current valuation of the assets relative to their carrying value. The Company had been exploring strategic alternatives for the Pharmaceuticals segment, including a potential sale. The assets of the Pharmaceuticals business did not qualify as held-for-sale as of September 30, 2011, because we had not committed to a plan to sell at that time. However, our assessment of options available as of September 30, 2011 resulted in a probability-weighted value of expected future cash flows below the carrying value of these assets, which required us to determine the fair value of the long-lived assets of the Pharmaceuticals segment using the probability-weighted value of the expected future cash flows. Asset impairment charges of $28.1 million were recognized based on this assessment. Subsequently, the Company sold substantially all of its Pharmaceuticals assets for $30.0 million on November 17, 2011. See Note 1 to the consolidated financial statements for further information regarding the sale of SurModics Pharmaceuticals.

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

Income tax accruals and valuation allowances. When preparing the consolidated financial statements, we are required to estimate the income tax obligations in each of the jurisdictions in which we operate. This process involves estimating the actual current tax obligations based on expected income, statutory tax rates and tax planning opportunities in the various jurisdictions. In the event there is a significant unusual or one-time item recognized in the results of operations, the tax attributable to that item would be separately calculated and recorded in the period the unusual or one-time item occurred. Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. As a result, the annual effective tax rate reflected in our results of operations is different than that reported on our tax return (i.e., our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some are temporary differences that will reverse over time, such as depreciation expense on capital assets. These temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years, for which we have already recorded the expense in our consolidated statements of operations. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance against those deferred tax assets. Deferred tax liabilities generally represent items for which we have already taken a deduction in our tax return, but we have not yet recognized the items as expense in our results of operations. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We had total deferred tax assets in excess of total deferred tax liabilities of $14.1 million as of September 30, 2011 and $2.9 million as of September 30, 2010, including valuation allowances of $8.0 million as of September 30, 2011 and $6.5 million as of September 30, 2010. The valuation allowances related to impairment losses on investments were recorded because the Company does not currently foresee future capital gains within the allowable carryforward and carryback periods to offset these capital losses when they are recognized. As such, no tax benefit has been recorded in the consolidated statements of operations. In addition, we recorded a valuation allowance related to certain state deferred tax assets based on the uncertainty regarding their realization.

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

Use of Non-GAAP Financial Information.

In addition to disclosing financial results in accordance with GAAP, this report includes certain non-GAAP financial results. We believe these non-GAAP measures provide meaningful insight into our operating performance, excluding certain event-specific charges, and provide an alternative perspective of our results of operations. We use non-GAAP measures, including certain of those set forth in this report, to assess our operating performance and to determine payout under our executive compensation programs. We believe that presentation of certain non-GAAP measures allows investors to review our results of operations from the same perspective as management and our Board of Directors and facilitates comparisons of our current results of operations. The method we use to produce non-GAAP results is not in accordance with GAAP and may differ from the methods used by other companies. Non-GAAP results should not be regarded as a substitute for corresponding GAAP measures but instead should be utilized as a supplemental measure of operating performance in evaluating our business. Non-GAAP measures do have limitations in that they do not reflect certain items that may have a material impact upon our reported financial results. As such, these non-GAAP measures presented should be viewed in conjunction with our consolidated financial statements prepared in accordance with GAAP.

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

Asset impairment charges. In the fourth quarter of fiscal 2011, we recognized asset impairment charges totaling $28.1 million. We wrote down long-lived assets (fixed assets of $23.3 million and intangibles of $4.8 million), associated with our Pharmaceuticals segment, based on the current valuation of the assets relative to their carrying value. The Company had been exploring strategic alternatives for the Pharmaceuticals segment, including a potential sale. The assets of the Pharmaceuticals business did not qualify as held-for-sale as of September 30, 2011, because we had not committed to a plan to sell at that time. However, our assessment of options available as of September 30, 2011 resulted in a probability-weighted value of expected future cash flows below the carrying value of these assets, which required us to determine the fair value of the long-lived assets of the Pharmaceuticals segment using the probability-weighted value of the expected future cash flows. Asset impairment charges of $28.1 million were recognized based on this assessment. Subsequently, the Company sold substantially all of its Pharmaceuticals assets for $30.0 million on November 17, 2011. See Note 1 to the consolidated financial statements for further information regarding the sale of SurModics Pharmaceuticals.

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

Income tax benefit (provision). The income tax benefit was $8.2 million in fiscal 2011, compared with an income tax provision of $0.4 million in fiscal 2010. The effective tax rate in fiscal 2011 was 30.6%, and when excluding the impact of the goodwill impairment charge of $5.7 million, the rate was 38.8%. The fiscal 2010 effective tax rate is not meaningful because a tax expense was recorded on a pre-tax loss. The fiscal 2010 effective tax rate, when excluding the impact of the goodwill impairment charge of $13.8 million and impairment losses on investments of $7.9 million, was 39.3% since we do not currently foresee offsetting capital gains that could offset these capital losses, and therefore no benefit was recorded. The decrease in the effective tax rate, adjusted for the one-time items noted, is primarily a result of lower state taxes resulting from adjustments to state deferred taxes.

Segment Operating Results

Operating (loss) income for each of our reportable segments was as follows (in thousands):

	2011	2010
Operating (loss) income:
Medical Device	$19,847	$19,524
Pharmaceuticals	(42,698)	(26,479)
In Vitro Diagnostics	4,275	3,304
Corporate	(9,118)	(10,402)

Total	$(27,694)	$(14,053)

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

Pharmaceuticals. Operating loss was $42.7 million in fiscal 2011, compared with a loss of $26.5 million in fiscal 2010. Fiscal 2011 loss included a goodwill impairment charge of $5.7 million and asset impairment charges of $28.1 million. Adjusting for the event-specific items, the operating loss was $8.9 million. The fiscal 2010 loss included a goodwill impairment charge of $13.8 million and asset impairment charges of $1.9 million. Adjusting for these one-time items, operating loss was $10.8 million. The decrease in the fiscal 2011 operating loss (as adjusted) was driven primarily by a $1.1 million reduction in product costs, $0.9 million reduction in research and development operating expenses, mostly related to lower external costs associated with the cGMP facility, and $0.7 million reduction in SG&A expenses, offset partially by $0.6 million in lower revenue.

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

In Vitro Diagnostics. In Vitro Diagnostics revenue was $11.2 million in fiscal 2010, a decrease of 32% compared with $16.5 million in the prior-year period. The decrease was attributable to lower royalties and license fees in fiscal 2010. In past years, In Vitro Diagnostics derived a significant percentage of revenue from a diagnostic format patent license agreement with Abbott. There was no royalty revenue from Abbott in fiscal 2010 because the patents had expired. Royalty revenue from Abbott was $4.9 million in fiscal 2009. In addition to the lower royalties and license fees, product sales decreased $0.2 million or 2% in fiscal 2010 compared with fiscal 2009 as customers were cautious with their purchasing activity.

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

Liquidity and Capital Resources

Operating Activities. As of September 30, 2011, the Company had working capital of $43.4 million, of which $38.4 million consisted of cash, cash equivalents and short-term investments. Working capital increased $13.5 million from the September 30, 2010 level, resulting from higher cash and short-term investment balances, offset by higher accrued compensation and other current liabilities. Our cash, cash equivalents and short-term and long-term investments totaled $68.2 million at September 30, 2011, an increase of $11.4 million from $56.8 million at September 30, 2010. The increase resulted from by cash generated from operations less payments related to a prior acquisition. The Company’s investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. The Company’s policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while meeting or exceeding a benchmark (“Merrill Lynch 1-3 Year Government-Corporate Index”) total rate of return. Management plans to continue to direct its investment advisors to manage the Company’s investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its investments.

The Company had positive cash flows from operating activities of approximately $20.0 million in fiscal 2011, compared with $22.0 million in fiscal 2010. The following table depicts our cash flows from operations for each of fiscal 2011 and 2010:

	For the Years Ended September 30,
	2011	2010
	(In thousands)
Net loss	$(18,506)	$(21,089)
Depreciation and amortization	7,145	7,818
Stock-based compensation	4,252	5,875
Asset impairment charges	28,066	4,896
Goodwill impairment charge	5,650	13,810
Impairment loss on investments	—	7,943
Deferred taxes	(10,626)	446
Other net operating activities	(131)	328
Net change in deferred revenue	37	2,632
Net change in other operating assets and liabilities	4,068	(651)

Net cash provided by operating activities	$19,955	$22,008

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

1. Disclosure Controls and Procedures.

In connection with the Original Filing, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of September 30, 2011. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

In connection with the restatement of our consolidated financial statements for the 2011 fiscal year described in more detail elsewhere in this Form 10-K/A, management of the Company re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. As a result of that re-evaluation, management of the Company has determined that as a result of the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of such date. Additional information regarding the restatement is contained in Note 1 to the consolidated financial statements included in this Form 10-K/A.

2. Internal Control over Financial Reporting.

a. Management’s Report on Internal Control Over Financial Reporting (as revised). Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In connection with the Original Filing, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011.

In the fourth quarter of fiscal 2011, the Company recorded an asset impairment charge in its Pharmaceuticals segment of $17.9 million ($14.8 million of fixed assets and $3.1 million of intangibles). As the Company prepared its financial statements for the fiscal 2012 first quarter ended December 31, 2011, the Company determined that it had incorrectly defined the asset group utilized in computing that charge. As a result, the asset impairment charge should have been increased by an additional $10.2 million ($8.4 million of fixed assets and $1.8 million of intangibles).

Upon concluding that the consolidated financial statements should be restated, the Company’s Chief Executive Officer and Interim Chief Financial Officer re-evaluated the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of September 30, 2011, and determined that a material weakness existed in the operating effectiveness of internal control over financial reporting related to evaluating non-routine events or transactions. As a result, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that internal control over financial reporting was not effective as of September 30, 2011. Notwithstanding management’s conclusion based on the material weakness in the operating effectiveness of internal control over financial reporting, the Company is continuing its review of its internal control procedures and the design of those control procedures related to the evaluation of non-routine events or transactions to address the material weakness.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K/A, has issued the attestation report below regarding the Company’s internal control over financial reporting.

b. Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SurModics, Inc.

Eden Prairie, Minnesota

We have audited the internal control over financial reporting of SurModics, Inc. and subsidiaries (the “Company”) as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

A material weakness existed in the operating effectiveness of internal control over financial reporting related to evaluating non-routine events or transactions.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2011, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2011 of the Company and our report dated December 14, 2011 (February 13, 2012 as to the effects of the restatement discussed in Note 1 to the consolidated financial statements) expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

December 14, 2011 (February 13, 2012 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (as revised))

3. Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement had not yet been identified by management. The material weakness discussed previously was subsequently identified and will result in future remediation activities. The Company is continuing its review and evaluation of possible remediation steps in its internal control procedures and the design of those control procedures related to the evaluation of non-routine events or transactions to address the material weakness and will disclose any resulting changes in our internal control over financial reporting in future periods.

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

Dated: February 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities, and on the dates indicated.

Signature	Title	Date

/s/ Gary R. Maharaj Gary R. Maharaj	President and Chief Executive Officer (principal executive officer) and Director	February 14, 2012

/s/ Timothy J. Arens Timothy J. Arens	Vice President of Finance and Interim Chief Financial Officer (principal financial officer)	February 14, 2012

/s/ Mark A. Lehman Mark A. Lehman	Corporate Controller (principal accounting officer)	February 14, 2012

Robert C. Buhrmaster *	Chairman of the Board of Directors

José H. Bedoya *	Director

John W. Benson *	Director

Mary K. Brainerd *	Director

David R. Dantzker, M.D. *	Director

Gerald B. Fischer *	Director

Susan E. Knight *	Director

Jeffrey C. Smith *	Director

Scott R. Ward *	Director

A majority of the Board of Directors

* By	/s/ Timothy J. Arens	February 14, 2012
Timothy J. Arens Attorney-in-fact

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended September 30, 2011

SURMODICS, INC.

Exhibit
2.1	Agreement of Merger, dated January 18, 2005, with InnoRx, Inc. — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 18, 2005, SEC File No. 0-23837.

2.2	Stock Purchase Agreement, dated July 31, 2007, between SurModics, Inc. and Southern Research Institute — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 31, 2007, SEC File No. 0-23837.

2.3	Asset Purchase Agreement by and among SurModics, Inc., SurModics Pharmaceuticals, Inc., and Evonik Degussa Corporation dated as of November 1, 2011 — incorporated by reference to Exhibit 2.1 to the Company’s 8-K dated November 7, 2011, SEC File No. 0-23837.

3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837.

3.2	Restated Bylaws of the Company, as amended — incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, SEC File No. 0-23837.

10.1*	Company’s Incentive 1997 Stock Option Plan, including specimen of Incentive Stock Option Agreement — incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on form SB-2, Reg. No. 333-43217.

10.2*	Form of Restricted Stock Agreement under 1997 Plan — incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on form SB-2, Reg. No. 333-43217.

10.3*	Form of Non-qualified Stock Option Agreement under 1997 Plan — incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on form SB-2, Reg. No. 333-43217.

10.4+	Adjusted License Agreement by and between the Company and Cordis Corporation effective as of January 1, 2003 — incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, SEC File No. 0-23837.

10.5+	Reagent Supply Agreement by and between the Company and Cordis Corporation effective as of January 1, 2003 — incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, SEC File No. 0-23837.

10.6*	Form of officer acceptance regarding employment/compensation — incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, SEC File No. 0-23837.

10.7*	2003 Equity Incentive Plan (as amended and restated December 13, 2005) (adopted December 13, 2005 by the board of directors and approved by the shareholders on January 30, 2006) — incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 3, 2006, SEC File No. 0-23837.

10.8*	Form of SurModics, Inc. 2003 Equity Incentive Plan Nonqualified Stock Option Agreement — incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.

10.9*	Form of SurModics, Inc. 2003 Equity Incentive Plan Incentive Stock Option Agreement — incorporated by reference to Exhibit 99.2 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.

10.10*	Form of SurModics, Inc. 2003 Equity Incentive Plan Restricted Stock Agreement — incorporated by reference to Exhibit 99.3 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.

10.11*	Form of SurModics, Inc. 2003 Equity Incentive Plan Performance Share Award Agreement — incorporated by reference to Exhibit 99.4 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.

10.12*	Form of SurModics, Inc. 2003 Equity Incentive Plan Performance Unit Award (cash settled) Agreement — incorporated by reference to Exhibit 99.5 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.

10.13*	Form of SurModics, Inc. 2003 Equity Incentive Plan Restricted Stock Unit Agreement — incorporated by reference to Exhibit 99.6 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.

10.14*	Form of SurModics, Inc. 2003 Equity Incentive Plan Stock Appreciation Rights (cash settled) Agreement — incorporated by reference to Exhibit 99.7 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.

10.15*	Form of SurModics, Inc. 2003 Equity Incentive Plan Stock Appreciation Rights (stock settled) Agreement — incorporated by reference to Exhibit 99.8 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.

10.16	Credit Agreement dated as of February 27, 2009, by and between SurModics, Inc. and Wells Fargo Bank, National Association as Sole Lead Arranger and Administrative Agent — incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 4, 2009, SEC File No. 0-23837.

10.17*	Form of Incentive Stock Option Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.2 to the Company’s 8-K filed February 12, 2010, SEC File No. 0- 23837.

10.18*	Form of Non-Statutory Stock Option Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.3 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.

10.19*	Form of Performance Share Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.4 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.

10.20*	Form of Restricted Stock Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.5 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.

10.21*	SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 7, 2010, SEC File No. 0-23837.

10.22*	SurModics, Inc. 1999 Employee Stock Purchase Plan (as amended and restated November 30, 2009) — incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 7, 2010, SEC File No. 0-23837.

10.23*	The Company’s Board Compensation Policy, Amended and Restated as of February 8, 2010 – incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, SEC File No. 0-23837.

10.24	Agreement by and among SurModics, Inc. and the Ramius Group dated as of January 5, 2011 — incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 5, 2011, SEC File No. 0-23837.

10.25*	Offer Letter dated as of December 14, 2010 (in favor of Gary R. Maharaj executed by SurModics, Inc.) – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed on February 4, 2011, SEC File No. 0-23837.

10.26*	Severance Agreement by and between Gary R. Maharaj and SurModics, Inc. dated as of December 14, 2010 – incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q on February 4, 2011, SEC File No. 0-23837.

10.27	First Amendment to Credit Agreement dated as of February 28, 2011, by and between SurModics, Inc. and Wells Fargo Bank, National Association, as Sole Lead Arranger and Administrative Agent — incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed on March 4, 2011, SEC File No. 0-23837.

21	Subsidiaries of the Registrant.**

23	Consent of Deloitte & Touche LLP.**

24	Power of Attorney (included on signature page of this Form 10-K/A).**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**

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

As discussed in Note 1 to the consolidated financial statements, the accompanying 2011 consolidated financial statements have been restated to correct certain misstatements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2011, February 13, 2012 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (as revised), expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

December 14, 2011 (February 13, 2012 as to the effects of the restatement discussed in Note 1)

SurModics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30

	2011	2010
	(As Restated, see Note 1)
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$23,217	$11,391
Available-for-sale securities	12,196	8,093
Held-to-maturity securities	3,030	1,012
Accounts receivable, net of allowance for doubtful accounts of $155 and $461 as of September 30, 2011 and 2010, respectively	7,694	8,987
Inventories	4,150	3,047
Deferred tax assets	1,444	247
Prepaids and other	2,671	4,701

Total Current Assets	54,402	37,478
Property and equipment, net	39,497	65,395
Available-for-sale securities	29,754	33,178
Held-to-maturity securities	—	3,112
Deferred tax assets	12,695	2,606
Intangible assets, net	8,882	15,257
Goodwill	8,010	8,010
Other assets, net	3,542	5,243

Total Assets	$156,782	$170,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,421	$3,341
Accrued liabilities:
Compensation	3,474	930
Accrued other	1,933	1,753
Deferred revenue	603	562
Other current liabilities	2,609	1,061

Total Current Liabilities	11,040	7,647
Deferred revenue, less current portion	3,594	3,598
Other long-term liabilities	2,540	4,675

Total Liabilities	17,174	15,920

Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Series A preferred stock — $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $.05 par value, 45,000,000 shares authorized; 17,531,408 and 17,423,601 shares issued and outstanding	877	871
Additional paid-in capital	74,490	69,702
Accumulated other comprehensive (loss) income	(153)	886
Retained earnings	64,394	82,900

Total Stockholders’ Equity	139,608	154,359

Total Liabilities and Stockholders’ Equity	$156,782	$170,279

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended September 30

	2011	2010	2009
	(As Restated, see Note 1)
	(In thousands, except net
	(loss) income per share)
Revenue:
Royalties and license fees	$30,583	$34,277	$75,464
Product sales	22,965	20,184	19,333
Research and development	14,233	15,437	26,737

Total revenue	67,781	69,898	121,534

Operating costs and expenses:
Product	8,315	9,425	7,508
Customer research and development	18,412	18,147	13,183
Other research and development	12,244	17,916	21,179
Selling, general and administrative	20,545	18,451	17,200
Purchased in-process research and development	—	—	3,200
Restructuring charges	2,243	1,306	1,763
Asset impairment charges	28,066	4,896	—
Goodwill impairment charges	5,650	13,810	—

Total operating costs and expenses	95,475	83,951	64,033

(Loss) income from operations	(27,694)	(14,053)	57,501

Other income (loss):
Investment income, net	625	1,023	1,839
Impairment loss on cost method investments	—	(7,943)	—
Other income, net	401	314	184

Other income (loss), net	1,026	(6,606)	2,023

(Loss) income before income taxes	(26,668)	(20,659)	59,524
Income tax benefit (provision)	8,162	(430)	(21,974)

Net (loss) income	$(18,506)	$(21,089)	$37,550

Basic net (loss) income per share	$(1.06)	$(1.21)	$2.15
Diluted net (loss) income per share	$(1.06)	$(1.21)	$2.15

Weighted average number of shares outstanding:
Basic	17,419	17,372	17,435
Dilutive effect of outstanding stock options and non-vested stock	—	—	34

Diluted	17,419	17,372	17,469

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30, 2011, 2010 and 2009

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
	(In thousands)
Balance at September 30, 2008	18,030	$901	$74,573	$(107)	$66,439	$141,806
Components of comprehensive income, net of tax:
Net income	—	—	—	—	37,550	37,550
Unrealized holding gains on available-for-sale securities arising during the period	—	—	—	2,123	—	2,123
Add reclassification for gains included in net income, net of tax provision of $299	—	—	—	(512)	—	(512)

Comprehensive income						39,161

Issuance of common stock	40	2	611	—	—	613
Common stock repurchased	(624)	(31)	(14,967)	—	—	(14,998)
Common stock options exercised, net	15	1	65	—	—	66
Purchase of common stock to pay employee taxes	10	1	(569)	—	—	(568)
Reduction of tax benefit from stock-based compensation plans	—	—	(366)	—	—	(366)
Stock-based compensation	—	—	6,853	—	—	6,853
Other	—	—	(195)	—	—	(195)

Balance at September 30, 2009	17,471	874	66,005	1,504	103,989	172,372
Components of comprehensive loss, net of tax:
Net loss	—	—	—	—	(21,089)	(21,089)
Unrealized holding losses on available-for-sale securities arising during the period	—	—	—	(437)	—	(437)
Add reclassification for gains included in net loss, net of tax provision of $118	—	—	—	(181)	—	(181)

Comprehensive loss						(21,707)

Issuance of common stock	40	2	608	—	—	610
Common stock repurchased	(102)	(6)	(2,026)	—	—	(2,032)
Common stock options exercised, net	14	1	281	—	—	282
Purchase of common stock to pay employee taxes	1	—	(545)	—	—	(545)
Reduction of tax benefit from stock-based compensation plans	—	—	(496)	—	—	(496)
Stock-based compensation	—	—	5,875	—	—	5,875

Balance at September 30, 2010	17,424	871	69,702	886	82,900	154,359
Components of comprehensive income, net of tax:
Net loss (As Restated, see Note 1)	—	—	—	—	(18,506)	(18,506)
Unrealized holding losses on available-for-sale securities arising during the period	—	—	—	(804)	—	(804)
Add reclassification for gains included in net loss, net of tax provision of $144	—	—	—	(235)	—	(235)

Comprehensive loss (As Restated, see Note 1)						(19,545)

Issuance of common stock	55	3	571	—	—	574
Purchase of common stock to pay employee taxes	52	3	(43)	—	—	(40)
Excess tax benefit from stock-based compensation plans	—	—	8	—	—	8
Stock-based compensation	—	—	4,252	—	—	4,252

Balance at September 30, 2011 (As Restated, see Note 1)	17,531	$877	$74,490	$(153)	$64,394	$139,608

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30

	2011	2010	2009
	(As Restated, see Note 1)
	(In thousands)
Operating Activities:
Net (loss) income	$(18,506)	$(21,089)	$37,550
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,145	7,818	5,912
Asset impairment charges	28,066	4,896	—
Goodwill impairment charges	5,650	13,810	—
Gains on sales of securities and equity method investment losses, net	(380)	(299)	(103)
Amortization of premium on held-to-maturity securities	93	128	139
Impairment loss on cost method investments	—	7,943	—
Stock-based compensation	4,252	5,875	6,853
Purchased in-process research and development	—	—	3,200
Deferred tax	(10,626)	446	8,229
(Excess) reduction of tax benefit from stock-based compensation plans	(8)	496	366
Loss on disposals of property and equipment	164	3	291
Other	—	—	(250)
Change in operating assets and liabilities:
Accounts receivable	1,293	2,333	3,269
Inventories	(1,103)	284	(679)
Accounts payable and accrued liabilities	1,949	1,135	(624)
Income taxes	1,454	(4,121)	2,656
Deferred revenue	37	2,632	(36,050)
Prepaids and other	475	(282)	562

Net cash provided by operating activities	19,955	22,008	31,321

Investing Activities:
Purchases of property and equipment	(3,459)	(9,679)	(29,364)
Purchases of available-for-sale securities	(50,926)	(34,919)	(33,568)
Sales and maturities of available-for-sale securities	50,364	23,986	55,263
Maturities of held-to-maturity securities	1,000	2,000	—
Investment in other strategic assets	—	(500)	(2,500)
Purchase of licenses and patents	—	(210)	(631)
Payments related to a prior business acquisition	(5,650)	(750)	(8,585)
Other investing activities	—	—	(187)

Net cash used in investing activities	(8,671)	(20,072)	(19,572)

Financing Activities:
Excess (reduction of) tax benefit from stock-based compensation plans	8	(496)	(366)
Issuance of common stock	574	892	679
Repurchase of common stock	—	(2,032)	(14,998)
Purchase of common stock to pay employee taxes	(40)	(545)	(568)
Repayment of notes payable	—	—	(236)

Net cash provided by (used in) financing activities	542	(2,181)	(15,489)

Net change in cash and cash equivalents	11,826	(245)	(3,740)
Cash and Cash Equivalents:
Beginning of year	11,391	11,636	15,376

End of year	$23,217	$11,391	$11,636

Supplemental Information:
Cash paid for income taxes	$1,010	$4,105	$11,285
Noncash transaction — acquisition of property, plant and equipment on account	$209	$565	$1,247
Noncash transaction — acquisition of intangibles on account	$—	$—	$210

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

Subsequent Event

On November 1, 2011, the Company announced that it had entered into a definitive agreement to sell substantially all of its SurModics Pharmaceuticals, Inc. (“SurModics Pharmaceuticals”) assets for $30.0 million in cash to Evonik Degussa Corporation (“Evonik”). Under the terms of the asset purchase agreement, the entire portfolio of products and services of SurModics Pharmaceuticals, including the Company’s Current Good Manufacturing Practices (“cGMP”) development and manufacturing facility located in Birmingham, Alabama, were sold. The sale closed on November 17, 2011. The Company will report the Pharmaceuticals segment as discontinued operations beginning in the first quarter of fiscal 2012. Although the assets of SurModics Pharmaceuticals continue to be presented as “held and used” as of September 30, 2011, the Company recorded an impairment charge in fiscal 2011 based on the fair value of the reporting unit which considered the expected sale price of substantially all of the assets. The Company expects to recognize a loss on disposal in the first quarter of fiscal 2012, primarily resulting from transaction costs associated with the sale. See additional disclosures in Note 2 – Property and Equipment and Intangible Assets and Note 3 – Assets and Liabilities Measured on a Non-Recurring Basis.

Restatement

In the fourth quarter of fiscal 2011, the Company recorded an asset impairment charge in its Pharmaceuticals segment of $17.9 million before taxes ($14.8 million of fixed assets and $3.1 million of intangibles). As the Company prepared its financial statements for the fiscal 2012 first quarter ended December 31, 2011, the Company determined that it had incorrectly defined the asset group utilized in computing that charge. As a result, the asset impairment charge should have been increased by an additional $10.2 million ($8.4 million of fixed assets and $1.8 million of intangibles). In connection with this restatement, the Company also chose to correct certain other less material tax items that had been previously identified but not corrected because management had concluded they were immaterial individually and in the aggregate.

These other tax corrections related to a revaluation of net deferred tax assets of $0.2 million based on certain state projected tax rates, reversal of a tax reserve of $0.1 million resulting from the lapse of the statute of limitations, a reduction of tax expense of $0.1 million associated with the tax return to tax provision adjustment process and various balance sheet reclassifications between income tax receivable (classified as prepaid and other in the consolidated balance sheet) and deferred tax balances (in current deferred taxes and other long-term liabilities in the consolidated balance sheet) of $0.4 million.

In addition, other Notes to the consolidated financial statements have been restated, as appropriate, to reflect the adjustments described in this Note.

The tables below present the effects of the restatement on the consolidated financial statements (in thousands):

Table 1 Consolidated Balance Sheets

	As Reported		As Restated
	September 30, 2011	Adjustment	September 30, 2011
Deferred tax assets	$376	$1,068	$1,444
Prepaids and other	3,101	(430)	2,671
Total current assets	53,764	638	54,402
Property and equipment, net	47,926	(8,429)	39,497
Deferred tax assets	9,029	3,666	12,695
Intangible assets, net	10,629	(1,747)	8,882
Total assets	162,654	(5,872)	156,782
Other long-term liabilities	2,684	(144)	2,540
Total liabilities	17,318	(144)	17,174
Retained earnings	70,122	(5,728)	64,394
Total stockholders’ equity	145,336	(5,728)	139,608
Total liabilities and stockholders’ equity	$162,654	$(5,872)	$156,782

Table 2 Consolidated Statements of Operations

	As Reported		As Restated
	Year ended September 30, 2011	Adjustment	Year ended September 30, 2011
Asset impairment charges	$17,890	$10,176	$28,066
Total operating costs and expenses	85,299	10,176	95,475
Loss from operations	(17,518)	(10,176)	(27,694)
Loss before income taxes	(16,492)	(10,176)	(26,668)
Income tax benefit	3,714	4,448	8,162
Net loss	$(12,778)	$(5,728)	$(18,506)
Basic net loss per share	$(0.73)	$(0.33)	$(1.06)
Diluted net loss per share	$(0.73)	$(0.33)	$(1.06)

Table 3 Consolidated Statements of Cash Flows

	As Reported		As Restated
	Year ended September 30, 2011	Adjustment	Year ended September 30, 2011
Net loss	$(12,778)	$(5,728)	$(18,506)
Asset impairment charges	17,890	10,176	28,066
Deferred tax	(5,892)	(4,734)	(10,626)
Income taxes	$1,168	$286	$1,454

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

In the fourth quarter of fiscal 2011, the Company recorded a $23.3 million asset impairment charge associated with writing down its facilities in Alabama to fair value based on the current valuation of the Company’s SurModics Pharmaceuticals assets relative to their carrying value (the entire $23.3 million related to Buildings and improvements).

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

Property and equipment consisted of the following components as of September 30 (in thousands):

	Useful Life	2011	2010
	(In years)
Land		$6,886	$6,886
Laboratory fixtures and equipment	3 to 12	26,571	25,958
Buildings and improvements	1 to 39	25,184	47,084
Office furniture and equipment	3 to 10	5,591	5,879
Construction-in-progress		4,566	4,386
Less accumulated depreciation		(29,301)	(24,798)

Property and equipment, net		$39,497	$65,395

Other Assets

Other assets consist principally of strategic investments.

Other assets consisted of the following components as of September 30 (in thousands):

	2011	2010
Investment in OctoPlus	$1,190	$2,624
Investment in Nexeon MedSystems	285	285
Investment in ThermopeutiX	1,185	1,185
Investment in ViaCyte (formerly Novocell)	559	559
Other	323	590

Other assets, net	$3,542	$5,243

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

In the fourth quarter of fiscal 2011, the Company recorded a $4.8 million asset impairment charge associated with writing down its SurModics Pharmaceuticals intangibles to fair value based on the current valuation of such assets relative to their carrying value.

In fiscal 2010, the Company recognized an asset impairment charge of $0.5 million associated with certain patent rights. Management applied the accounting guidance associated with long-lived assets and determined an impairment occurred for these assets as no ongoing business was expected in the foreseeable future based on market conditions.

The asset impairment charges in fiscal 2011 and 2010 are included in the asset impairment charges line in the consolidated statements of operations.

Intangible assets consisted of the following as of September 30 (in thousands):

	2011
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.4	$7,050	$(3,585)	$3,465
Core technology	17.0	5,118	(1,984)	3,134
Patents and other	16.5	2,358	(655)	1,703
Trademarks	1.0	20	(20)	—

Subtotal		14,546	(6,244)	8,302
Unamortized intangible assets:
Trademarks		580	—	580

Total		$15,126	$(6,244)	$8,882

	2010
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.7	$8,657	$(2,682)	$5,975
Core technology	17.4	8,330	(1,485)	6,845
Patents and other	16.4	2,376	(519)	1,857
Trademarks	1.0	20	(20)	—

Subtotal		19,383	(4,706)	14,677
Unamortized intangible assets:
Trademarks		580	—	580

Total		$19,963	$(4,706)	$15,257

Based on the intangible assets in service as of September 30, 2011, estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

2012	$1,075
2013	1,075
2014	1,075
2015	1,064
2016	927

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

Customer Concentrations

The Company’s licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. The Company has licenses with a diverse base of customers and certain customers have multiple products using the Company’s technology. Medtronic, Inc. (“Medtronic”) is the Company’s largest customer at 15% of total revenue for fiscal 2011. Medtronic has several separately licensed products that generate royalty revenue for the Company. In addition, there has been a decline in royalty revenue from one of the Company’s largest customers, Cordis Corporation, a subsidiary of Johnson & Johnson (“Cordis”), and with Cordis’ June 2011 announcement of the cessation of the manufacture of the CYPHER® and CYPHER SELECT® Plus stents by the end of 2011, the Company’s royalty stream from this customer reached the contractual $1.0 million minimum quarterly level per the agreement in the third and fourth quarters of fiscal 2011. No other individual customer product using licensed technology constitutes more than 5% of the Company’s total revenue. Further, the Company’s licensing agreements with many of its customers, including most of its significant customers, cover many licensed products that each separately generate royalty revenue. This situation reduces the potential risk to the Company’s operations that may result from reduced sales (or the termination of a license) of a single product for any specific customer.

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

In the fourth quarter of fiscal 2011, the Company recognized asset impairment charges totaling $28.1 million. The Company wrote down long-lived assets (fixed assets of $23.3 million and intangibles of $4.8 million), associated with its Pharmaceuticals segment, based on the current valuation of the assets relative to their carrying value. The Company had been exploring strategic alternatives for the Pharmaceuticals segment, including a potential sale. The assets of the Pharmaceuticals segment did not qualify as held-for-sale as of September 30, 2011, because the Company had not committed to a plan to sell at that time. However, the Company’s assessment of options available as of September 30, 2011 resulted in a probability-weighted value of expected future cash flows below the carrying value, which required the Company to determine the fair value of the long-lived assets of the Pharmaceuticals segment using the probability-weighted value of the expected future cash flows. Subsequently, on November 1, 2011, the Company announced that it entered into a definitive agreement to sell substantially all of its Pharmaceuticals assets for $30.0 million and the sale closed on November 17, 2011. See Note 1 for further information regarding the sale of SurModics Pharmaceuticals.

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

Income taxes in the accompanying consolidated statements of operations for the fiscal years ended September 30 are as follows (in thousands):

	2011	2010	2009
Current provision (benefit):
Federal	$2,706	$(331)	$12,257
State and foreign	212	277	1,362

Total current provision (benefit)	2,918	(54)	13,619
Deferred (benefit) provision :
Federal	(9,983)	1,019	7,483
State	(1,097)	(535)	872

Total deferred (benefit) provision	(11,080)	484	8,355

Total (benefit) provision	$(8,162)	$430	$21,974

The reconciliation of the difference between amounts calculated at the statutory federal tax rate for the fiscal years ended September 30 and the Company’s effective tax rate is as follows (in thousands):

	2011	2010	2009
Amount at statutory federal income tax rate	$(9,334)	$(7,231)	$20,833
Change because of the following items:
State taxes	(2,033)	(209)	1,206
Stock-based compensation	—	276	416
Valuation allowance	1,521	2,780	—
Goodwill impairment	1,978	4,834	—
Other	(294)	(20)	(481)

Income tax (benefit) provision	$(8,162)	$430	$21,974

The components of deferred income taxes consisted of the following as of September 30 and result from differences in the recognition of transactions for income tax and financial reporting purposes (in thousands):

	2011	2010
Depreciable assets	$3,918	$(5,795)
Deferred revenue	1,606	1,666
Accruals and reserves	1,257	780
Stock options	7,469	5,947
Impaired investments	6,151	6,130
Unrealized losses (gains) on investments	96	(563)
Other	1,686	1,211
Valuation allowance	(8,044)	(6,523)

Total deferred tax assets	14,139	2,853
Less current deferred tax assets	(1,444)	(247)

Noncurrent deferred tax assets	$12,695	$2,606

In fiscal 2011 and 2010, the Company recorded valuation allowances of $1.5 million and $3.1 million, respectively, related to deferred tax assets. The fiscal 2011 valuation allowance relates to state deferred tax assets associated with Pharmaceuticals asset impairment charges and state net operating losses based on the uncertainty regarding the realization of certain state deferred tax assets. The fiscal 2010 valuation allowance primarily relates to deferred tax assets associated with potential capital losses created by the impairment of the Company’s investments in Nexeon and two additional medical technology companies (see Note 2 for further information). The fiscal 2010 valuation allowances were recorded because the Company does not currently foresee future capital gains within the allowable carryforward and carryback periods to offset these capital losses when they were recognized. As such, no tax benefit has been recorded in the consolidated statements of operations.

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to accounting guidance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
Beginning of fiscal year	$1,948	$2,042	$1,540
Increases in tax positions for prior years	3	—	280
Decreases in tax positions for prior years	(85)	(104)	(7)
Increases in tax positions for current year	55	92	260
Settlements with taxing authorities	(53)	—	—
Lapse of the statute of limitations	(304)	(82)	(31)

End of fiscal year	$1,564	$1,948	$2,042

The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of September 30, 2011, 2010 and 2009, respectively, are $1.6 million, $1.9 million and $2.0 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months with the above balances classified on the consolidated balance sheets in other long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of September 30, 2011, 2010 and 2009, a gross balance of $0.8 million, $0.7 million and $0.6 million, respectively, has been accrued related to the unrecognized tax benefits balance for interest and penalties.

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

Alabama Jobs Commitment. In April 2008, the Company purchased a 286,000 square foot office and warehouse facility to support cGMP needs of customers and the anticipated growth of the SurModics Pharmaceuticals business. At the same time, SurModics Pharmaceuticals entered into an agreement with various governmental authorities to obtain financial incentives associated with creation of jobs in Alabama. Some of the governmental agencies have recapture rights in connection with the financial incentives if a specific number of full-time employees are not hired by June 2012, with an extension to June 2013 if circumstances or events occur that are beyond the control of SurModics Pharmaceuticals or could not have been reasonably anticipated by SurModics Pharmaceuticals. As of September 30, 2011, SurModics Pharmaceuticals has received $1.7 million in connection with the agreement, and the Company has recorded the payments in other current liabilities because the Company has not met the criteria to recognize the amounts received as income as of September 30, 2011. This liability was retained by the Company and did not transfer to Evonik when the Company sold substantially all of the SurModics Pharmaceuticals assets on November 17, 2011.

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

The table below presents revenue, operating (loss) income and depreciation and amortization from the segments, for the years ended September 30, as follows (in thousands):

	2011	2010	2009
Revenue:
Medical Device	$39,576	$43,211	$86,546
Pharmaceuticals	15,055	15,493	18,511
In Vitro Diagnostics	13,150	11,194	16,477

Total revenue	$67,781	$69,898	$121,534

	2011	2010	2009
Operating (loss) income:
Medical Device	$19,847	$19,524	$62,472
Pharmaceuticals	(42,698)	(26,479)	(5,248)
In Vitro Diagnostics	4,275	3,304	8,081
Corporate	(9,118)	(10,402)	(7,804)

Total operating (loss) income	$(27,694)	$(14,053)	$57,501

	2011	2010	2009
Depreciation and amortization:
Medical Device	$1,604	$2,136	$2,077
Pharmaceuticals	4,035	4,241	2,030
In Vitro Diagnostics	799	828	1,248
Corporate	707	613	557

Total depreciation and amortization	$7,145	$7,818	$5,912

Segment results above for fiscal 2011 include asset impairment charges of $28.1 million and a goodwill impairment charge of $5.7 million in the Pharmaceuticals segment and restructuring charges of $2.2 million in Corporate.

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

Major Customers

Revenue from customers that equaled or exceeded 10% of total revenue was as follows for the years ended September 30:

	2011	2010	2009
Medtronic	15%	14%	* *
Johnson & Johnson	13%	17%	11%
Merck & Company	* *	* *	37%

**	- less than 10%

The revenue from the customers listed is derived from all three primary sources: licensing, product sales, and research and development.

Geographic Revenue

Geographic revenue was as follows for the years ended September 30:

	2011	2010	2009
Domestic	72%	78%	84%
Foreign	28%	22%	16%

12. Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results for the years ended September 30, 2011 and 2010 (in thousands, except net (loss) income per share).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2011
Revenue	$15,168	$17,494	$17,967	$17,152
(Loss) income from operations(2)	(5,620)	2,042	3,446	(27,562)
Net (loss) income(2)	(6,171)	2,488	3,842	(18,665)
Net (loss) income per share(1)(2):
Basic	(0.36)	0.14	0.22	(1.07)
Diluted	(0.36)	0.14	0.22	(1.07)
Fiscal 2010
Revenue	$17,381	$18,360	$18,608	$15,549
Income (loss) from operations	2,768	(952)	2,220	(18,089)
Net income (loss)	1,917	(427)	(916)	(21,663)
Net income (loss) per share(1):
Basic	0.11	(0.02)	(0.05)	(1.25)
Diluted	0.11	(0.02)	(0.05)	(1.25)

(1)	The sum of the quarterly net income (loss) per share may not equal the annual net income (loss) per share because of changes in the weighted average number of shares outstanding.
(2)	As described in more detail in Note 1, in the fourth quarter of fiscal 2011 the Company restated its consolidated financial statements and increased its pre-tax asset impairment charges by $10.2 million to $28.1 million associated with the write-down of the long-lived assets of the SurModics Pharmaceuticals segment. The results for the fourth quarter as previously reported were (in thousands, except loss per share): loss from operations of $17,386; net loss of $12,937 and basic and diluted net loss per share of $0.74.

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