Form 10-Q
period 2011-12-31
SURMODICS INC
filed 2012-02-14
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of February 1, 2012 was 17,535,661.

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SurModics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2011	September 30, 2011
(in thousands, except share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$49,359	$23,217
Available-for-sale securities	10,555	12,196
Held-to-maturity securities	3,010	3,030
Accounts receivable, net of allowance for doubtful accounts of $46 and $32 as of December 31, 2011 and September 30, 2011, respectively	4,767	4,385
Inventories	2,972	3,181
Deferred tax assets	103	142
Prepaids and other	7,342	2,268
Current assets of discontinued operations	3,117	5,983

Total Current Assets	81,225	54,402
Property and equipment, net	14,042	14,586
Available-for-sale securities	31,500	29,754
Deferred tax assets	9,225	9,017
Intangible assets, net	4,987	5,199
Goodwill	8,010	8,010
Other assets, net	2,998	3,303
Non-current assets of discontinued operations	—	32,511

Total Assets	$151,987	$156,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$879	$1,572
Accrued liabilities:
Compensation	823	1,952
Accrued other	1,801	1,241
Deferred revenue	51	53
Other current liabilities	930	873
Current liabilities of discontinued operations	1,984	5,349

Total Current Liabilities	6,468	11,040
Deferred revenue, less current portion	210	222
Other long-term liabilities	2,368	2,421
Non-current liabilities of discontinued operations	—	3,491

Total Liabilities	9,046	17,174

Commitments and Contingencies (Note 17)
Stockholders’ Equity:
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 17,527,914 and 17,531,408 shares issued and outstanding	876	877
Additional paid-in capital	75,298	74,490
Accumulated other comprehensive loss	(333)	(153)
Retained earnings	67,100	64,394

Total Stockholders’ Equity	142,941	139,608

Total Liabilities and Stockholders’ Equity	$151,987	$156,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended December 31,
	2011	2010
(In thousands, except income (loss) per share)	(Unaudited)
Revenue:
Royalties and license fees	$6,610	$7,517
Product sales	4,634	4,449
Research and development	672	556

Total revenue	11,916	12,522

Operating costs and expenses:
Product costs	1,590	1,563
Research and development	3,638	2,505
Selling, general and administrative	3,466	3,724
Restructuring charges	—	609

Total operating costs and expenses	8,694	8,401

Operating income from continuing operations	3,222	4,121

Other income:
Investment income, net	138	184
Other income, net	8	—

Other income	146	184

Income from continuing operations before income taxes	3,368	4,305
Income tax provision	(1,213)	(1,445)

Income from continuing operations	2,155	2,860

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	1,605	(9,031)
Loss on sale of discontinued operations, net of income taxes	(1,054)	—

Income (loss) from discontinued operations	551	(9,031)

Net income (loss)	$2,706	$(6,171)

Basic income (loss) per share:
Continuing operations	$0.12	$0.16
Discontinued operations	0.03	(0.52)
Net income (loss)	$0.15	$(0.36)
Diluted income (loss) per share:
Continuing operations	$0.12	$0.16
Discontinued operations	0.03	(0.52)
Net income (loss)	$0.15	$(0.35)
Weighted average number of shares outstanding:
Basic	17,476	17,383
Diluted	17,528	17,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2011	2010
(in thousands)	(Unaudited)
Operating Activities:
Net income (loss)	$2,706	$(6,171)
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
(Income) loss from discontinued operations	(1,605)	9,031
Loss on sale of discontinued operations	1,054	—
Depreciation and amortization	749	797
Amortization of premium on held-to-maturity securities	20	27
Stock-based compensation	893	840
Deferred tax	(57)	(2,529)
Reduction of tax benefit from stock-based compensation plans	16	2
Other	(4)	11
Change in operating assets and liabilities:
Accounts receivable	(383)	428
Inventories	209	(43)
Accounts payable and accrued liabilities	(2,872)	695
Income taxes	1,263	3,051
Deferred revenue	(14)	518
Prepaids and other	(34)	65

Net cash provided by operating activities from continuing operations	1,941	6,722

Investing Activities:
Purchases of property and equipment	(157)	(832)
Purchases of available-for-sale securities	(2,724)	(1,412)
Sales and maturities of available-for-sale securities	2,641	1,200
Payment related to a prior business acquisition	—	(750)
Cash received from (transferred to) discontinued operations	24,684	(2,020)

Net cash provided by (used in) investing activities from continuing operations	24,444	(3,814)

Financing Activities:
Reduction of tax benefit from stock-based compensation plans	(16)	(2)
Issuance of common stock	79	—
Purchase of common stock to pay employee taxes	(170)	—

Net cash used in financing activities from continuing operations	(107)	(2)

Net cash provided by continuing operations	26,278	2,906

Discontinued Operations:
Net cash used in operating activities	(2,344)	(1,447)
Net cash provided by (used in) investing activities	26,892	(561)
Net cash (used in) provided by financing activities	(24,684)	2,020

Net cash (used in) provided by discontinued operations	(136)	12

Net change in cash and cash equivalents	26,142	2,918
Cash and Cash Equivalents:
Beginning of period	23,217	11,391

End of period	$49,359	$14,309

Supplemental Information:
Cash paid (received) for income taxes	$23	$(36)
Noncash transaction – acquisition of property and equipment on account	$8	$348
Noncash transaction – milestone payment obligation	$—	$4,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended December 31, 2011

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results of SurModics, Inc. and subsidiaries (“SurModics” or the “Company”) for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the entire 2012 fiscal year.

In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. These unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements for the fiscal year ended September 30, 2011, and footnotes thereto included in the Company’s Form 10-K/A as filed with the SEC on February 14, 2012.

Certain items in the condensed consolidated financial statements for the first quarter of fiscal 2011, and assets and liabilities as of September 30, 2011, have been reclassified to conform to the current period presentation. As discussed in Note 3, the results of operations, assets and liabilities of SurModics Pharmaceuticals, Inc. (“SurModics Pharmaceuticals”) have been accounted for as discontinued operations for all periods presented. Accordingly, the results of operations, cash flows, assets and liabilities of SurModics Pharmaceuticals for prior periods have been reclassified to discontinued operations.

Changes to Condensed Consolidated Statements of Operations

Beginning with this Form 10-Q for the first quarter of fiscal 2012, the Company has changed the format of the condensed consolidated statements of operations for reporting cost of revenue associated with research and development revenue. The change in format combines customer research and development expenses with other research and development expenses into the research and development expense category. Previously the research and development revenue exceeded ten percent of total revenue and as such Regulation S-X Rule 5-03 required presentation of an associated cost of revenue. With the presentation of the Pharmaceuticals segment as discontinued operations, the research and development revenue no longer exceeds ten percent of total revenue and as such there is no requirement to disclose a corresponding cost. All prior periods have been reclassified to present results following this new format.

2. Key Accounting Policies

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on October 1, 2012 (fiscal 2013). Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, management has determined these changes will not have an impact on the consolidated financial statements.

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

3. Discontinued Operations

On November 1, 2011, the Company entered into a definitive agreement (the “Purchase Agreement”) to sell substantially all of the assets of its wholly-owned subsidiary, SurModics Pharmaceuticals to Evonik Degussa Corporation (“Evonik”). Under the terms of the Purchase Agreement, the entire portfolio of products and services of SurModics Pharmaceuticals, including the Company’s Current Good Manufacturing Practices (“cGMP”) development and manufacturing facility located in Birmingham, Alabama, were sold. The Company retained all accounts receivable and the vast majority of liabilities associated with the SurModics Pharmaceuticals business incurred prior to closing. The sale (the “Pharma Sale”) closed on November 17, 2011. The total consideration received from the Pharma Sale was $30.0 million in cash. Of the total consideration, $3.275 million was placed in an escrow account at closing for any inventory shortfall and the payment of certain contingent consideration obligations related to the Company’s acquisition of SurModics Pharmaceuticals in July 2007. The Company did not have any inventory shortfall and received $350,000 of the escrow funds in December 2011, leaving an escrow balance of $2.9 million which is included in prepaid and other assets on the condensed consolidated balance sheet as of December 31, 2011. As explained in Note 17, the contingent consideration obligations related to the Company’s acquisition of SurModics Pharmaceuticals lapsed in the first quarter of fiscal 2012. As a result, the remaining $2.9 million of escrow funds were received in January 2012.

As part of the Pharma Sale, the Company recorded a loss on the sale in the first quarter of fiscal 2012 of $1.7 million ($1.1 million net of income tax benefits), including transaction costs of $1.8 million. The loss is included in “Loss on sale of discontinued operations” in the condensed consolidated statements of operations.

In the fourth quarter of fiscal 2011, the Company recognized asset impairment charges totaling $28.1 million. The Company wrote down long-lived assets (fixed assets of $23.3 million and intangibles of $4.8 million), associated with its Pharmaceuticals segment, based on the valuation of the assets relative to their carrying value. The Company had been exploring strategic alternatives for the Pharmaceuticals segment, including a potential sale. The assets of the Pharmaceuticals segment did not qualify as held-for-sale as of September 30, 2011, because the Company had not committed to a plan to sell at that time.

As part of the Pharma Sale, SurModics agreed not to compete in the restricted business (as defined in the Purchase Agreement) for a period of five years and to indemnify Evonik against specified losses in connection with the SurModics Pharmaceuticals business, including, for a period of five years, certain contingent consideration obligations related to the acquisition by SurModics Pharmaceuticals of the portfolio of intellectual property and drug delivery projects from PR Pharmaceuticals, Inc. SurModics also retained responsibility for certain obligations of the SurModics Pharmaceuticals business, including contingent consideration obligations of $2.9 million related to its acquisition of SurModics Pharmaceuticals (which obligations lapsed in the first quarter of fiscal 2012) and repayment obligations related to an agreement with various governmental authorities associated with creation of jobs in Alabama. The foregoing summary of the Purchase Agreement is qualified in its entirety by reference to the full text of the Purchase Agreement, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 7, 2011. Refer to the Purchase Agreement for more details on the Pharma Sale.

All results of operations, cash flows, assets and liabilities of SurModics Pharmaceuticals for all periods presented are classified as discontinued operations, and the condensed consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented. Prior to reclassification, the discontinued operations were reported in the Pharmaceuticals segment as a separate operating segment. The summary of operating results from discontinued operations is as follows (in thousands):

	Three Months Ended December 31,
	2011	2010
Total revenue	$5,311	$2,673

Income (loss) from discontinued operations	$2,530	$(9,704)
Income tax (provision) benefit	(925)	673

Income (loss) from discontinued operations, net of income taxes	$1,605	$(9,031)

Loss on sale of discontinued operations	$(1,661)	$—
Income tax benefit	607	—

Loss on sale of discontinued operations, net of income taxes	$(1,054)	$—

The major classes of assets and liabilities of discontinued operations as of December 31, 2011 and September 30, 2011 were as follows (in thousands):

	December 31, 2011	September 30, 2011
Accounts receivable, net	$1,863	$3,309
Inventories	—	969
Other current assets	1,254	1,705

Current assets of discontinued operations	3,117	5,983
Property and equipment, net	—	24,911
Intangible assets , net	—	3,683
Other assets, net	—	3,917

Total assets of discontinued operations	$3,117	$38,494

Accounts payable	$25	$849
Accrued liabilities – compensation	225	1,522
Deferred revenue	—	550
Other current liabilities	1,734	2,428

Current liabilities of discontinued operations	1,984	5,349
Deferred revenue, less current portion	—	3,371
Other long-term liabilities	—	120

Total liabilities of discontinued operations	$1,984	$8,840

The assets and liabilities of discontinued operations as of December 31, 2011 are mainly associated with accounts receivable not purchased by Evonik, deferred tax assets and a retained liability of $1.7 million associated with financial incentives SurModics Pharmaceuticals received from various Alabama governmental authorities related to creation of jobs in Alabama. See also Note 17 for further discussion of the Alabama jobs commitment liability.

4. Fair Value Measurements

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

Fair Value Hierarchy

Accounting guidance on fair value measurements requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1—Quoted (unadjusted) prices in active markets for identical assets or liabilities.

The Company’s Level 1 asset consists of its investment in OctoPlus, N.V. (“OctoPlus”) (see Note 7 for further information). The fair market value of this investment is based on the quoted price of OctoPlus shares as traded on the Euronext Amsterdam Stock Exchange.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company’s Level 2 assets consist of money market funds, U.S. Treasury securities, corporate bonds, municipal bonds, U.S. government agency securities, government agency and municipal securities and certain asset-backed and mortgage-backed securities. Fair market values for these assets are based on quoted vendor prices and broker pricing where all significant inputs are observable.

Level 3—Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

Level 3 assets can include asset-backed and mortgage-backed securities. When applicable, the fair market values of these investments are determined by broker pricing where not all significant inputs are observable. There were no Level 3 assets at December 31, 2011.

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company did not significantly change its valuation techniques from prior periods.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2011
Assets:
Cash equivalents	$—	$9,719	$—	$9,719
Available-for-sale debt securities:
U.S. government and government agency obligations	—	31,226	—	31,226
Mortgage-backed securities	—	3,728	—	3,728
Municipal bonds	—	3,512	—	3,512
Asset-backed securities	—	1,100	—	1,100
Corporate bonds	—	2,488	—	2,488
Other assets	883	—	—	883

Total assets measured at fair value	$883	$51,773	$—	$52,656

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

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following tables provide a reconciliation of financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands). Transfers of instruments into and out of Level 3 are based on beginning of period values.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended December 31, 2011 Available-for-Sale Debt Securities
	Mortgage- Backed Securities	Asset- Backed Securities	Total
Balance at September 30, 2011	$15	$9	$24
Transfers into Level 3	—	—	—
Transfers out of Level 3	(15)	(9)	(24)
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	—	—	—
Purchases, issuances, sales and settlements, net	—	—	—

Balance at December 31, 2011	$—	$—	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended December 31, 2010 Available-for-Sale Debt Securities
	U.S. Government Obligations	Mortgage- Backed Securities	Total
Balance at September 30, 2010	$704	$69	$773
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	19	(4)	15
Purchases, issuances, sales and settlements, net	(28)	620	592

Balance at December 31, 2010	$695	$685	$1,380

5. Investments

Investments consist principally of U.S. government and government agency obligations and mortgage-backed securities and are classified as available-for-sale or held-to-maturity at December 31, 2011 and September 30, 2011. Available-for-sale securities are reported at fair value with unrealized gains and losses net of tax excluded from operations and reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income. This adjustment results in a new cost basis for the investment. Investments that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. When an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity occurs, the Company writes down the security to fair value with a corresponding adjustment to other income. Interest on debt securities, including amortization of premiums and accretion of discounts, is included in other income. Realized gains and losses from the sales of debt securities, which are included in other income, are determined using the specific identification method.

The original cost, unrealized holding gains and losses, and fair value of available-for-sale securities as of December 31, 2011 and September 30, 2011 were as follows (in thousands):

	December 31, 2011
	Original Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$31,040	$186	$—	$31,226
Mortgage-backed securities	3,653	125	(50)	3,728
Municipal bonds	3,463	50	—	3,513
Asset-backed securities	1,146	—	(46)	1,100
Corporate bonds	2,464	34	(10)	2,488

Total	$41,766	$395	$(106)	$42,055

	September 30, 2011
	Original Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$30,433	$176	$(6)	$30,603
Mortgage-backed securities	3,871	131	(54)	3,948
Municipal bonds	3,561	53	—	3,614
Asset-backed securities	1,336	1	(49)	1,288
Corporate bonds	2,474	32	(9)	2,497

Total	$41,675	$393	$(118)	$41,950

The original cost and fair value of investments by contractual maturity at December 31, 2011 were as follows (in thousands):

	Amortized Cost	Fair Value
Debt securities due within:
One year	$10,538	$10,555
One to five years	26,723	26,973
Five years or more	4,505	4,527

Total	$41,766	$42,055

The following table summarizes sales of available-for-sale securities (in thousands):

	Three months ended December 31,
	2011	2010
Proceeds from sales	$2,641	$1,200
Gross realized gains	$9	$2
Gross realized losses	$—	$(2)

At December 31, 2011, the amortized cost and fair market value of held-to-maturity debt securities were both $3.0 million. Investments in securities designated as held-to-maturity consist of tax-exempt municipal bonds and have maturity dates ranging between two months and three months from December 31, 2011. At September 30, 2011, the amortized cost and fair market value of held-to-maturity debt securities were $3.0 million and $3.1 million, respectively.

6. Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components (in thousands):

	December 31,	September 30,
	2011	2011
Raw materials	$1,173	$1,218
Finished products	1,799	1,963

Total	$2,972	$3,181

7. Other Assets

Other assets consist principally of strategic investments as follows (in thousands):

	December 31,	September 30,
	2011	2011
Investment in OctoPlus N.V.	$883	$1,190
Investment in Nexeon MedSystems	285	285
Investment in ThermopeutiX	1,185	1,185
Investment in ViaCyte, Inc.	559	559
Other	86	84

Other assets, net	$2,998	$3,303

The Company accounts for most of its strategic investments under the cost method. The Company accounts for its investment in OctoPlus common stock, whose shares are traded on the Euronext Amsterdam Stock Exchange, as an available-for-sale investment. Available-for-sale investments are reported at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations, recorded in the other income section of the condensed consolidated statements of operations. The cost basis in the Company’s investment in OctoPlus is $1.7 million.

For the three months ended December 31, 2011 and 2010, the Company recognized revenue of less than $0.1 million for each period from activity with companies in which it had a strategic investment.

8. Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer relationships, licenses and trademarks. For the three months ended December 31, 2011 and 2010, the Company recorded amortization expense of $0.2 million for each period.

Intangible assets consisted of the following (in thousands):

	December 31, 2011
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(2,329)	$2,528
Core technology	8.0	530	(293)	237
Patents and other	16.8	2,255	(613)	1,642

Subtotal		7,642	(3,235)	4,407
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,222	$(3,235)	$4,987

	September 30, 2011
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(2,195)	$2,662
Core technology	8.0	530	(276)	254
Patents and other	16.8	2,308	(605)	1,703

Subtotal		7,695	(3,076)	4,619
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,275	$(3,076)	$5,199

Based on the intangible assets in service as of December 31, 2011, estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

Remainder of 2012	$	557
2013		742
2014		742
2015		731
2016		594
2017		183

Future amortization amounts presented above are estimates. Actual future amortization expense may be different, as a result of future acquisitions, impairments, changes in amortization periods, or other factors.

9. Goodwill

Goodwill represents the excess of the cost of the acquired entities over the fair value assigned to the assets purchased and liabilities assumed in connection with the Company’s acquisitions. The carrying amount of goodwill is evaluated annually, and between annual evaluations if events occur or circumstances change indicating that the carrying amount of goodwill may be impaired.

The $8.0 million of goodwill at December 31, 2011 and September 30, 2011 is related to the In Vitro Diagnostics reporting unit. The goodwill was not impaired based on the outcome of the fiscal 2011 annual impairment test, and there have been no events or circumstances that have occurred in fiscal 2012 to indicate that the goodwill may be impaired.

10. Revolving Credit Facility

In February 2011, the Company extended its unsecured revolving credit facility through March 2012 and reduced the credit facility to $15.0 million. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based upon the Company’s funded debt to EBITDA ratio. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of December 31, 2011, the Company had no debt outstanding under the credit facility and was in compliance with all covenants.

11. Stock-based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock awards and performance share awards. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period. The Company’s stock-based compensation expenses were allocated to the following expense categories (in thousands):

	Three months ended December 31,
	2011	2010
Product costs	$15	$18
Research and development	221	258
Selling, general and administrative	657	564

Total	$893	$840

As of December 31, 2011, approximately $5.8 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.3 years. The unrecognized compensation costs above include $1.5 million associated with performance share awards that are currently anticipated to be fully expensed because the performance conditions for certain award periods are expected to be met. The unrecognized compensation costs above exclude $0.1 million associated with performance share awards that are currently anticipated to not be fully expensed because the performance conditions for certain award periods are not expected to be met.

Stock Option Plans

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair values of stock options granted during the three months ended December 31, 2011 and 2010 were $5.24 and $3.91, respectively. The assumptions used as inputs in the model were as follows:

	Three months ended December 31,
	2011	2010
Risk-free interest rates	0.8%	1.4%
Expected life (years)	4.8	4.8
Expected volatility	49.6%	44.9%
Dividend yield	0	0%

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

Non-qualified stock options are granted at fair market value on the date of grant. Non-qualified stock options expire in seven to ten years or upon termination of employment or service as a Board member. Non-qualified stock options granted prior to May 2008 generally become exercisable with respect to 20% of the shares on each of the first five anniversaries following the grant date, and non-qualified stock options granted subsequent to April 2008 generally become exercisable with respect to 25% of the shares on each of the first four anniversaries following the grant date.

No stock options were exercised during the three months ended December 31, 2011 or 2010.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance these shares are considered to be non-vested shares. The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. The stock-based compensation table above includes Restricted Stock expenses of $0.1 million and $0.2 million during the three months ended December 31, 2011 and 2010, respectively.

Performance Share Awards

The Company has entered into Performance Share agreements with certain key employees, covering the issuance of common stock (“Performance Shares”). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives, which must be achieved during the performance period. Compensation is recognized in each period based on management’s best estimate of the achievement level of the grants’ specified performance objectives and the resulting vesting amounts. For the three months ended December 31, 2011 and 2010, the Company recognized expenses of $0.2 million and $0.1 million, respectively, related to Performance Shares. The stock-based compensation table includes the Performance Shares expenses.

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of December 31, 2011 and 2010, there were less than $0.1 million and $0.3 million of employee contributions, respectively, included in accrued liabilities in the accompanying condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three months ended December 31, 2011 and 2010 totaled less than $0.1 million in each period. The stock-based compensation table above includes the Stock Purchase Plan expenses.

12. Restructuring Charges

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

In October 2010, the Company announced initiatives to reduce its cost structure and renew its focus on business units to more closely match operations and cost structure with the current customer environment. As a result of the organizational change, the Company eliminated 30 positions, or approximately 13% of its workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the first quarter of fiscal 2011. The Company recorded total pre-tax restructuring charges of $0.6 million in the first quarter of fiscal 2011, which consisted of $0.6 million of severance pay and benefits expenses and less than $0.1 million of facility-related costs.

During the three months ended December 31, 2011, the Company did not incur any restructuring charges. The charges for fiscal 2011 have been presented separately as restructuring charges in the condensed consolidated statements of operations. All restructuring costs related to SurModics Pharmaceuticals are included in discontinued operations.

Cash payments associated with the two fiscal 2011 restructuring events totaled $0.3 million during the three months ended December 31, 2011, leaving a restructuring accrual balance of $0.4 million at December 31, 2011. There were also payments of less than $0.1 million during the three months ended December 31, 2011 associated with facility-related costs related to the fiscal 2010 restructuring event, leaving a restructuring accrual balance of $0.2 million at December 31, 2011.

The following table summarizes the restructuring accrual activity for the quarter ended December 31, 2011 (in thousands):

	Employee	Facility-
	severance and	related
	benefits	costs	Total
Balance at September 30, 2011	$730	$250	$980
Cash payments	(343)	(13)	(356)

Balance at December 31, 2011	$387	$237	$624

The remaining restructuring accrual balance relates to the fiscal 2011 and 2010 restructurings and is expected to be paid within the next 24 months. As such, the current portion totaling $0.5 million is recorded as a current liability within other current liabilities and the long-term portion totaling $0.1 million is recorded as a long-term liability within other long-term liabilities on the condensed consolidated balance sheet as of December 31, 2011.

13. Income (Loss) Per Share Data

The following table sets forth the denominator for the computation of basic and diluted income (loss) per share (in thousands):

	Three months ended
	December 31,
	2011	2010
Basic weighted average shares outstanding	17,476	17,383
Dilutive effect of outstanding stock options and non-vested stock	52	14

Diluted weighted average shares outstanding	17,528	17,397

The calculation of weighted average diluted shares outstanding excluded outstanding stock options of 0.8 million and 1.4 million shares of common stock for the three months ended December 31, 2011 and 2010, respectively, as their inclusion would have had an antidilutive effect on diluted earnings (loss) per share.

14. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended December 31,
	2011	2010
Net income (loss)	$2,706	$(6,171)
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities arising during the period, net of tax	(175)	(187)
Less reclassification adjustment for realized gains included in net loss, net of tax	(5)	—

Other comprehensive loss	(180)	(187)

Comprehensive income (loss)	$2,526	$(6,358)

15. Income Taxes

The Company recorded income tax provisions associated with income from continuing operations of $1.2 million and $1.4 million for the three months ended December 31, 2011 and 2010, respectively, representing effective tax rates of 36.0% and 33.6%, respectively. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the three months ended December 31, 2011 and 2010 reflects the impact of state income taxes, permanent tax items and discrete tax benefits.

In addition, in December 2010 the U.S. adopted the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, which retroactively extended the term of the federal tax credit for research activities to the beginning of calendar 2010 and extended the credit through the end of calendar 2011. The Company recognized a discrete benefit of approximately $0.1 million in the three months ended December 31, 2010 related to the nine months ended September 30, 2010. The tax credit recognized for research activities for the three months ended December 31, 2011 and 2010 was less than $0.1 million for each period.

The Company recorded an income tax expense from discontinued operations of $0.9 million and income tax benefit from the sale of discontinued operations of $0.6 million in the three months ended December 31, 2011. The Company recorded an income tax benefit from discontinued operations of $0.7 million in the three months ended December 31, 2010. The effective tax rate applied to discontinued operations was 36.6% and 6.9% for the three months ended December 31, 2011 and 2010, respectively. The tax rate for the three months ended December 31, 2010 is lower than the U.S. federal statutory tax rate of 35% because of a non-deductible goodwill impairment of $5.7 million.

The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of December 31, 2011 and September 30, 2011, respectively, are $1.5 million and $1.6 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months with the above balances classified on the condensed consolidated balance sheets in other long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax return for fiscal 2010 in the first quarter of fiscal 2012. The IRS completed an examination of the Company’s U.S. income tax return for fiscal 2009 and a payment was made in the third quarter of fiscal 2011 associated with timing adjustments. U.S. income tax returns for fiscal 2007 and 2008 remain subject to examination by federal tax authorities. Tax returns for state and local jurisdictions for fiscal years 2003 through 2010 remain subject to examination by state and local tax authorities.

16. Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. In the first quarter of fiscal 2012, following the sale of SurModics Pharmaceuticals which was previously reported as a separate operating segment, the Company is now organized into two segments, as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device, with end markets that include coronary, peripheral, and neuro-vascular, and urology, among others, and (2) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications, with products that include microarray slide technologies, protein stabilization reagents, substrates, and antigens.

The tables below present segment revenue, operating income and depreciation and amortization, as follows (in thousands):

	Three months ended
	December 31,
	2011	2010
Revenue:
Medical Device	$8,867	$9,835
In Vitro Diagnostics	3,049	2,687

Total revenue	$11,916	$12,522

Operating income (loss):
Medical Device	$3,932	$5,776
In Vitro Diagnostics	906	734
Corporate	(1,616)	(2,389)

Total operating income	$3,222	$4,121

Depreciation and amortization:
Medical Device	$364	$415
In Vitro Diagnostics	195	199
Corporate	190	183

Total depreciation and amortization	$749	$797

Segment results above for the three months ended December 31, 2010 include restructuring charges of $0.6 million in Corporate. There were no restructuring charges for the three months ended December 31, 2011.

Corporate includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board related, that have not been fully allocated to segments. Corporate also includes special charges, such as restructuring costs, which are not specific to a segment.

Asset information by segment is not presented in the table above because the Company does not provide its chief operating decision maker assets by segment, as the data are not readily available.

17. Commitments and Contingencies

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

Southern Research Institute (“SRI”) Litigation. On July 31, 2009, the Company’s SurModics Pharmaceuticals subsidiary was named as a defendant in litigation pending in the circuit court of Jefferson County, Alabama, between SRI and two of SRI’s former employees (the “Plaintiffs”). In the litigation, the Plaintiffs allege that they contributed to or invented certain intellectual property while they were employed at SRI, and pursuant to SRI’s policies then in effect, they are entitled to, among other things, a portion of the purchase price consideration paid by the Company to SRI as part of the Company’s acquisition of SurModics Pharmaceuticals pursuant to a stock purchase agreement made effective on July 31, 2007 (the “Stock Purchase Agreement”). The Plaintiffs have also alleged that they are entitled to a portion of the intellectual property income derived from license agreements with certain customers of SurModics Pharmaceuticals that make use of patents to which the Plaintiffs invented or contributed. A trial has not yet been scheduled. Pursuant to the Stock Purchase Agreement, the Company has certain rights of indemnification against losses (including without limitation, damages, expenses and costs) incurred as a result of the litigation. The Company’s consolidated financial statements do not include any expenses or liabilities related to the above litigation as the probability of the outcome is currently not determinable and any potential loss is not estimable. The Company believes that it has meritorious defenses to the Plaintiff’s claims and will vigorously defend and prosecute this matter.

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

SurModics IVD. In August 2007, the Company acquired 100% of the capital stock of SurModics IVD, a provider of substrates to the in vitro diagnostics industry. The sellers of SurModics IVD were eligible to receive up to $3.0 million in additional consideration based on specific revenue targets through calendar 2011. These potential milestones of $3.0 million were not earned and lapsed in the first quarter of fiscal 2012.

SurModics Pharmaceuticals. In July 2007, the Company acquired 100% of the capital stock of SurModics Pharmaceuticals, a drug delivery company that provides proprietary polymer-based technologies to companies developing pharmaceutical products. The sellers of SurModics Pharmaceuticals were eligible to receive up to $2.9 million in additional consideration based on successful achievement of specific milestones through calendar 2011. These potential milestones of $2.9 million were not earned and lapsed in the first quarter of fiscal 2012. The additional contingent consideration obligation was retained by the Company when it sold substantially all of the SurModics Pharmaceuticals assets to Evonik on November 17, 2011.

PR Pharmaceuticals, Inc. In November 2008, the Company’s subsidiary SurModics Pharmaceuticals acquired certain contracts and assets of PR Pharmaceuticals, Inc. to enhance its portfolio of drug delivery technologies for the pharmaceutical and biotechnology industries. The sellers of PR Pharmaceuticals, Inc. are still eligible to receive up to an additional $3.0 million in cash based on successful achievement of specified milestones for successful patent issuances and product development. The Company agreed to indemnify Evonik, for a period of five years, for certain contingent consideration obligations when it sold substantially all of the SurModics Pharmaceuticals assets to Evonik on November 17, 2011.

Alabama Jobs Commitment. In April 2008, the Company purchased a 286,000 square foot office and warehouse facility to support cGMP needs of customers and the anticipated growth of the SurModics Pharmaceuticals business. At the same time, SurModics Pharmaceuticals entered into an agreement with various governmental authorities to obtain financial incentives associated with creation of jobs in Alabama. Some of the governmental agencies have recapture rights in connection with the financial incentives if a specific number of full-time employees are not hired by June 2012, with an extension to June 2013 if circumstances or events occur that are beyond the control of SurModics Pharmaceuticals or could not have been reasonably anticipated by SurModics Pharmaceuticals. As of December 31, 2011, SurModics Pharmaceuticals received $1.7 million in connection with the agreement, and the Company recorded the payments in other current liabilities because the Company has not met the criteria to recognize the amounts received as income as of December 31, 2011. This liability was retained by the Company and did not transfer to Evonik as part of the Pharma Sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with both the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2011. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statement entitled “Forward-Looking Statements” located at the end of Part I of this report.

Overview

SurModics is a leading provider of surface modification and in vitro diagnostic technologies to the healthcare industry. In December 2010 we announced that the Board of Directors of the Company had authorized the Company to explore strategic alternatives for our Pharmaceuticals business, including a potential sale of that business. This decision by the Board reflected our focus on returning the Company to profitable growth, and our renewed commitment to pursuing growth opportunities and investments in our Medical Device and In Vitro Diagnostics businesses. On November 1, 2011, we entered into a definitive agreement (the “Purchase Agreement”) to sell substantially all of the assets of our wholly-owned subsidiary, SurModics Pharmaceuticals, Inc. (“SurModics Pharmaceuticals”), to Evonik Degussa Corporation (“Evonik”). The sale (the “Pharma Sale”) closed on November 17, 2011. Under the terms of the Purchase Agreement, the entire portfolio of products and services of SurModics Pharmaceuticals, including its Current Good Manufacturing Practices (“cGMP”) development and manufacturing facility located in Birmingham, Alabama, were sold. The Company retained all accounts receivable and the vast majority of liabilities associated with the SurModics Pharmaceuticals business incurred prior to closing. The total consideration received from the Pharma Sale was $30.0 million in cash. Of the total consideration, $3.275 million was placed in an escrow account at closing for any inventory shortfall and the payment of certain contingent consideration obligations related to our acquisition of SurModics Pharmaceuticals in July 2007. The Company did not have any inventory shortfall and received $350,000 of the escrow funds in December 2011, leaving a balance of $2.9 million which is included in prepaid and other assets on the condensed consolidated balance sheet as of December 31, 2011. As explained in Note 17 to the condensed consolidated financial statements, the contingent consideration obligations related to the Company’s acquisition of SurModics Pharmaceuticals lapsed in the first quarter of fiscal 2012. As a result, the remaining $2.9 million of escrow funds were received in January 2012.

We have reported the Pharmaceuticals segment as discontinued operations beginning in the first quarter of fiscal 2012, as disclosed in Notes 1 and 3 to the condensed consolidated financial statements.

We evaluate all of our available-for-sale investments and securities for other-than-temporary impairments on a periodic basis. One investment is approximately $0.8 million below its cost basis as of December 31, 2011 and if no recovery of value is made in upcoming months we could recognize an impairment loss on this investment.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. In the first quarter of fiscal 2012, following the sale of SurModics Pharmaceuticals which was previously reported as a separate operating segment, the Company is now organized into two segments, as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device, with end markets that include coronary, peripheral, and neuro-vascular, and urology, among others, and (2) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications, with products that include microarray slide technologies, protein stabilization reagents, substrates, and antigens.

Our revenue is derived from three primary sources: (1) royalties and license fees from licensing our proprietary drug delivery and surface modification technologies and in vitro diagnostic formats to customers; the vast majority (typically in excess of 90%) of revenue in the “royalties and license fees” category is in the form of royalties; (2) the sale of polymers and reagent chemicals, stabilization products, antigens, substrates and microarray slides to the diagnostics and biomedical research industry; and (3) research and development (“R&D”) fees generated on customer projects. Revenue fluctuates from quarter to quarter depending on, among other factors: our customers’ success in selling products incorporating our technologies; the timing of introductions of licensed products by customers; the timing of introductions of products that compete with our customers’ products; the number and activity level associated with customer development projects; the number and terms of new license agreements that are finalized; the value of reagent chemicals and other products sold to customers; and the timing of future acquisitions we complete, if any.

For financial accounting and reporting purposes, we report our results for the two reportable segments noted above. We made this determination based on how we manage our operations and the information provided to our chief operating decision maker who is our Chief Executive Officer.

Overview of Research and Development Activities

We manage our customer-sponsored R&D programs, based largely on the requirements of our customers. In this regard, our customers typically establish the various measures and metrics that are used to monitor a program’s progress, including key deliverables, milestones, timelines and an overall program budget. The customer is ultimately responsible for deciding whether to continue or terminate a program, and does so based on research results (relative to the above measures and metrics) and other factors, including their own strategic and/or business priorities. Following the Pharma Sale in the first quarter of fiscal 2012, customer R&D programs are mainly in our Medical Device segment.

For our internal R&D programs in our two segments, we utilize R&D review committees to prioritize these programs based on a number of factors, including a program’s strategic fit, commercial impact, potential competitive advantage, technical feasibility and the amount of investment required. The measures and metrics used to monitor a program’s progress vary based on the program, and typically include many of the same factors discussed above with respect to our customer R&D programs. We typically make decisions to continue or terminate a program based on research results (relative to the above measures and metrics) and other factors, including our own strategic and/or business priorities, and the amount of additional investment required.

With respect to cost components, R&D expenses consist of labor, materials and overhead costs (utilities, depreciation, indirect labor, etc.) for both customer R&D and internal R&D programs. We manage our R&D organization in a flexible manner, balancing workloads/resources between customer R&D and internal R&D programs primarily based on the level of customer program activity. Therefore, costs incurred for customer R&D and internal R&D can shift as customer activity increases or decreases.

Critical Accounting Policies

Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. For a detailed description of our critical accounting policies, see the notes to the consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2011.

Results of Operations – Three Months Ended December 31

Revenue. Revenue during the first quarter of fiscal 2012 was $11.9 million, a decrease of $0.6 million, or 5%, compared with the first quarter of fiscal 2011. The decrease in revenue, as detailed in the table below, is further explained in the narrative below.

	Three Months Ended
	December 31,	December 31,	Increase
(Dollars in thousands)	2011	2010	(Decrease)	Change
Revenue:
Medical Device	$8,867	$9,835	$(968)	(10)%
In Vitro Diagnostics	3,049	2,687	362	13%

Total revenue	$11,916	$12,522	$(606)	(5)%

Medical Device. Revenue in Medical Device was $8.9 million in the first quarter of fiscal 2012, a decrease of 10% compared with $9.8 million for the first quarter of fiscal 2011. The decrease in total revenue reflected lower royalty revenue and product sales, partially offset by higher license fees and R&D revenue. Our royalty and product revenue from Cordis Corporation, a subsidiary of Johnson & Johnson (“Cordis”), decreased $2.0 million in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011. Offsetting this impact was continued growth in our hydrophilic coatings offerings to other medical device organizations.

As we have disclosed in previous filings, Medical Device has derived a substantial amount of revenue from royalties and license fees and product sales attributable to Cordis, on its CYPHER® Sirolimus-eluting Coronary Stent. The CYPHER® stent incorporated a proprietary SurModics polymer coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in coronary artery lesions. The CYPHER® stent faced continuing competition from Boston Scientific Corporation, Medtronic, Inc. (“Medtronic”) and Abbott Laboratories. In June 2011, Cordis announced the cessation of the manufacture of the CYPHER® and CYPHER SELECT® Plus stents by the end of calendar 2011. In July 2011, Cordis notified the Company of its intention to terminate the exclusivity arrangements under the license agreement, which also resulted in a termination of the minimum quarterly royalty requirements beginning in the first quarter of fiscal 2012. For the last several years, royalty revenue and reagent product sales have decreased as a result of lower CYPHER® stent sales, and we had anticipated that royalty revenue from CYPHER® stents would continue to decrease. Beginning with the first quarter of fiscal 2012, since the minimum royalty requirements have been eliminated, royalties under the license agreement are based on a percentage of CYPHER® sales until the products are no longer sold.

In Vitro Diagnostics. Revenue in In Vitro Diagnostics was $3.0 million in the first quarter of fiscal 2012, an increase of 13% compared with $2.7 million for the prior-year period. This increase was attributable to higher sales of our stabilization and microarray slide products, partially offset by lower antigen sales.

Product costs. Product costs were $1.6 million in the first quarter of fiscal 2012 and fiscal 2011. Overall product margins averaged 66% in the first quarter of fiscal 2012, compared with 65% for the prior-year period. The increase in product margins reflected the mix of products sold in the first quarter of fiscal 2012, as there were higher levels of diagnostic product sales compared with prior year results.

Research and development expenses. R&D expenses were $3.6 million for the first quarter of fiscal 2012, an increase of 45% compared with $2.5 million for the first quarter of fiscal 2011. The increase was primarily a result of $0.2 million of higher temporary labor costs in the first quarter of fiscal 2012 and the recognition of $0.8 million of therapeutic grant income (which was recorded as a reduction of expenses) in the first quarter of fiscal 2011, associated with awards received under the federal qualified therapeutic discovery project program.

Selling, general and administrative expenses. Selling, general and administrative expenses were $3.5 million for the three months ended December 31, 2011, a decrease of 7% compared with $3.7 million for the prior-year period. The decrease was primarily attributable to non-recurring advisory services expenses of $0.4 million incurred during the three months ended December 31, 2010 related to the 2011 Annual Meeting of Shareholders, offset partially by higher general legal expenses.

Restructuring charges. During the three months ended December 31, 2011, the Company did not incur any restructuring charges. The charges for fiscal 2011 have been presented separately as restructuring charges in the condensed consolidated statements of operations. All restructuring costs related to SurModics Pharmaceuticals are included in discontinued operations.

In October 2010, we announced initiatives to reduce our cost structure and renew our focus on business units to more closely match operations and cost structure with the current customer environment. As a result of the organizational change, we eliminated 30 positions, or approximately 13% of our workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the first quarter of fiscal 2011. We recorded total pre-tax restructuring charges of $0.6 million in the first quarter of fiscal 2011, which consisted of $0.6 million of severance pay and benefits expenses and less than $0.1 million of facility-related costs.

Cash payments associated with the two fiscal 2011 restructuring events (including the fiscal fourth quarter 2011 restructuring event) totaled $0.3 million during the three months ended December 31, 2011, resulting in a restructuring accrual balance of $0.4 million at December 31, 2011. There were also payments of less than $0.1 million during the three months ended December 31, 2011 associated with facility-related costs related to the fiscal 2010 restructuring event, resulting in a restructuring accrual balance of $0.2 million at December 31, 2011. The total remaining restructuring accrual balance of $0.6 million at December 31, 2011 relates to the fiscal 2011 and 2010 restructurings and is expected to be paid within the next 24 months.

Other income, net. Other income was $0.1 million in the first quarter of fiscal 2012, compared with $0.2 million for the first quarter of fiscal 2011, which consisted of income from investments in both periods. The decrease primarily reflects lower yields on our investment balances.

Income tax provision. The income tax provision associated with continuing operations was $1.2 million and $1.4 million for the three months ended December 31, 2011 and 2010, respectively, representing effective tax rates of 36.0% and 33.6%, respectively. The lower income tax provision for the three months ended December 31, 2011 was a result of lower pre-tax income. The difference between the U.S. federal statutory tax rate of 35.0% and the Company’s effective tax rate for the three months ended December 31, 2011 and 2010 reflects the impact of state income taxes, permanent tax items and discrete tax benefits. Discrete tax benefits were less than $0.1 million in the three months ended December 31, 2011 and $0.1 million in the three months ended December 31, 2010.

Income (loss) from discontinued operations. Income (loss) from discontinued operations, net of income tax provision or benefit, for the three months ended December 31, 2011 and 2010, from the Pharmaceuticals segment was income of $1.6 million and loss of $9.0 million, respectively. Revenue from the Pharmaceuticals segment was $5.3 million and $2.7 million for the first quarter of fiscal 2012 and 2011, respectively. The increased revenue in the first quarter of fiscal 2012 mainly reflected the accelerated recognition of deferred revenue resulting from the change in the estimated economic life of the license agreements when the agreements were transferred to Evonik as part of the Pharma Sale. Activity related to the Pharmaceuticals segment for the first quarter of fiscal 2012 only includes the period of October 1, 2011 to November 17, 2011, the date substantially all of the Pharmaceuticals assets were sold. The loss from discontinued operations for the first quarter of fiscal 2011 included a $5.7 million goodwill impairment charge.

Loss on sale of discontinued operations. Loss on sale of discontinued operations related to the Pharma Sale in the first quarter of fiscal 2012 was $1.1 million ($1.7 million before taxes), which was principally related to transaction costs which totaled $1.8 million.

Segment Operating Results

Operating income for each of our two reportable segments, following the sale of SurModics Pharmaceuticals, was as follows (in thousands):

	Three months ended December 31,

	2011	2010
Operating Income:
Medical Device	$3,932	$5,776
In Vitro Diagnostics	906	734
Corporate	(1,616)	(2,389)

Total	$3,222	$4,121

Medical Device. Operating income was $3.9 million in the first quarter of fiscal 2012, compared with $5.8 million in the first quarter of fiscal 2011. The decreased operating income resulted from $2.0 million lower royalty revenue and reagent sales from our license agreement with Cordis related to the CYPHER® and CYPHER SELECT® Plus stents in fiscal 2012 and to the recognition of $0.8 million in qualified therapeutic grant income in fiscal 2011.

In Vitro Diagnostics. Operating income was $0.9 million in the first quarter of fiscal 2012, compared with $0.7 million in the first quarter of fiscal 2011. The revenue increase of $0.4 million compared with the prior-year period was the primary contributor to the operating income increase.

Corporate. Operating loss was $1.6 million in the first quarter of fiscal 2012, compared with a loss of $2.4 million in the first quarter of fiscal 2011. The first quarter of fiscal 2011 included a restructuring charge of $0.6 million and non-recurring advisory services expenses related to the 2011 Annual Meeting of Shareholders. The operating loss for the first quarter of fiscal 2011, adjusted to exclude these items, was $1.4 million. The increase in the adjusted operating loss in fiscal 2012 mainly reflected higher general legal expenses.

Liquidity and Capital Resources

Operating Activities. As of December 31, 2011, we had working capital of $74.8 million, of which $62.9 million consisted of cash, cash equivalents and short-term investments (comprised of available-for-sale securities and held-to-maturity securities). Working capital increased $31.4 million from the September 30, 2011 level, resulting from an increase in cash of $27.1 million associated with the Pharma Sale. Our cash, cash equivalents, available-for-sale securities and held-to-maturity securities totaled $94.4 million at December 31, 2011, an increase of $26.2 million from $68.2 million at September 30, 2011. As noted above, the increase was resulted from an increase of $27.1 million in cash from the Pharma Sale. Our investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. The Company’s investment policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while meeting or exceeding a benchmark (“Merrill Lynch 1-3 Year Government-Corporate Index”) total rate of return. Management plans to continue to direct its investment advisors to manage the Company’s securities investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its cash and securities investments.

We had cash flows from operating activities from continuing operations of $1.9 million in the first quarter of fiscal 2012, compared with $6.7 million in the first quarter of fiscal 2011. The decrease compared with prior-year results primarily reflects short-term incentive compensation payments made in the first quarter of fiscal 2012 which were related to fiscal 2011 operating results and a $2.0 million decline in royalty revenue and reagent sales from our license agreement with Cordis related to the CYPHER® and CYPHER SELECT® Plus stents in fiscal 2012. In the first quarter of fiscal 2011 there were no payouts associated with short-term compensation programs. Additionally there were higher payments related to accounts payable and other accruals as well as lower cash generated from our income tax balances.

Investing Activities. We invested $0.2 million in property and equipment in the first quarter of fiscal 2012, compared with $0.8 million in the prior-year period. The lower property and equipment investment in fiscal 2012 is a return to more historical investment levels. Fiscal 2011 investment reflected higher spending associated with the buildout of manufacturing space in our Eden Prairie, Minnesota facility to accommodate production of our BioFX branded products. We also received cash from our discontinued operations which totaled $24.7 million. Fiscal 2011 included an $0.8 million milestone payment associated with the July 2007 SurModics Pharmaceuticals acquisition.

Financing Activities. In November 2007, our Board of Directors authorized the repurchase of up to $35.0 million of the Company’s common stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date. No shares were repurchased during the three months ended December 31, 2011. Under the current authorization, the Company has $5.3 million remaining available for authorized share repurchases as of December 31, 2011.

In February 2011, we extended our unsecured revolving credit facility through March 2012 and reduced the credit facility to $15.0 million. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based upon the Company’s funded debt to EBITDA ratio. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of December 31, 2011, the Company had no debt outstanding under the credit facility and was in compliance with all covenants.

We do not have any other credit agreements and believe that our existing cash, cash equivalents and investments, together with cash flow from operations, will provide liquidity sufficient to meet the below stated needs and fund our operations for the next 12 months. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms. Our anticipated liquidity needs for the remainder of fiscal 2012 may include, but are not limited to, the following: general capital expenditures in the range of $2.0 million to $2.5 million; contingent consideration payments, if any, related to our five-year indemnification agreement with Evonik related to their assumption of the contingencies related to the purchase of certain assets from PR Pharmaceuticals, Inc.; and any amounts associated with the repurchase of common stock under the authorization discussed above.

Discontinued Operations. Our Pharmaceuticals discontinued operation used operating cash of $2.3 million and $1.4 million in the first quarter of fiscal 2012 and 2011, respectively. Cash used in operations in fiscal 2012 was greater than fiscal 2011 principally as a result of payments under the Company’s fiscal 2011 short-term incentive compensation program and a retention bonus program related to the strategic alternatives process. Cash provided by investing activities was $26.9 million in fiscal 2012 and related principally to proceeds received from the Pharma Sale. Cash used in investing activities in fiscal 2011 of $0.6 million related to investment in property and equipment. Cash used in financing activities in fiscal 2012 of $24.7 million related to transfers of cash to the continuing operations of the Company and consisted of cash generated from the Pharma Sale. The $2.0 million source of funds in fiscal 2011 consisted of cash transfers provided by the continuing operations of the Company to the discontinued operations.

Customer Concentrations. Our licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic is our largest customer at 15% of total revenue in fiscal 2011. Medtronic has several separately licensed products that generate royalty revenue for SurModics. In addition, there has been a decline in royalty revenue from one of our largest customers, Cordis, associated with their June 2011 announcement of the cessation of the manufacture of the CYPHER® and CYPHER SELECT® Plus stents by the end of calendar 2011. Beginning with the first quarter of fiscal 2012, since the minimum royalty requirements have been eliminated, royalties under the license agreement are based on a percentage of CYPHER® sales until the products are no longer sold. No other individual customer product using licensed technology constitutes more than 5% of SurModics’ total revenue. Further, our licensing agreements with many of our customers, including most of our significant customers, cover many licensed products that each separately generate royalty revenue. This situation reduces the potential risk to our operations that may result from reduced sales (or the termination of a license) of a single product for any specific customer.

Off-Balance Sheet Arrangements

As of December 31, 2011, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning our growth strategy, product development programs, future cash flow and sources of funding, short-term liquidity requirements, the impact of potential lawsuits or claims, and the impact of the Medtronic and Cordis agreements, as well as other significant customer agreements. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent the Company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2011. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others:

•	the inability to realize the anticipated benefits of the Pharma Sale, or of our other recent cost savings initiatives;

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

•	general economic conditions which are beyond our control, including the impact of recession, business investment and changes in consumer confidence;

•	the Company’s change in its organizational structure may not increase the number of market segments and applications that use its technologies;

•	a decrease in the Company’s available cash or the value of its investment holdings could impact short-term liquidity requirements and expected capital expenditures;

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

•	other factors described in “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K/A for the fiscal year ended September 30, 2011, which you are encouraged to read carefully.

Many of these factors are outside the control and knowledge of the Company, and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon the Company’s forward-looking statements and to consult any further disclosures by the Company on this subject in its filings with the SEC.

Use of Non-GAAP Financial Information.

In addition to disclosing financial results in accordance with generally accepted accounting principles, or GAAP, this report includes certain non-GAAP financial results. We believe these non-GAAP measures provide meaningful insight into our operating performance, excluding certain event-specific charges, and provide an alternative perspective of our results of operations. We use non-GAAP measures, including certain of those set forth in this report, to assess our operating performance and to determine payout under our executive compensation programs. We believe that presentation of certain non-GAAP measures allows investors to review our results of operations from the same perspective as management and our Board of Directors and facilitates comparisons of our current results of operations. The method we use to produce non-GAAP results is not in accordance with GAAP and may differ from the methods used by other companies. Non-GAAP results should not be regarded as a substitute for corresponding GAAP measures but instead should be utilized as a supplemental measure of operating performance in evaluating our business. Non-GAAP measures do have limitations in that they do not reflect certain items that may have a material impact upon our reported financial results. As such, these non-GAAP measures presented should be viewed in conjunction with our consolidated financial statements prepared in accordance with GAAP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $0.7 million decrease in the fair value of the Company’s available-for-sale and held-to-maturity securities as of December 31, 2011, but no material impact on the results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SurModics, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation and because of the material weakness described in Note 1 to the consolidated financial statements included in the amended Annual Report on Form 10-K/A filed with the SEC on February 14, 2012, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2011.

The Company is continuing its review of its internal control procedures and the design of those control procedures related to the evaluation of non-routine events or transactions to address the material weakness and will disclose any remediation activities undertaken to address the material weakness in future periods.

Changes in Internal Controls

Other than the material weakness noted above, there was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is continuing its review of its internal control procedures and the design of those control procedures related to the evaluation of non-routine events or transactions to address the material weakness and will disclose any resulting changes in our internal control over financial reporting in future periods.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously disclosed in the Company’s Form 10-K/A for the fiscal year ended September 30, 2011.

Item 1A. Risk Factors

In our report on Form 10-K/A for the fiscal year ended September 30, 2011, filed with the SEC on February 14, 2012, we identify under “Part 1, Item 1A. Risk Factors.” important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.

There have been no material changes in our risk factors subsequent to the filing of our Form 10-K/A for the fiscal year ended September 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2011, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
10/01/11 — 10/31/11	0	NA	0	$5,302,113
11/01/11 — 11/30/11	13,978	$12.21	0	$5,302,113
12/01/11 — 12/31/11	0	NA	0	$5,302,113

Total	13,978	$12.21	0	$5,302,113

(1)	The purchases in this column were repurchased by the Company to satisfy tax withholding obligations in connection with so-called “stock swap exercises” related to the vesting of employee restricted stock awards.

(2)	On November 15, 2007, our Board of Directors announced the authorization of the repurchase of $35.0 million of our outstanding common stock. As of December 31, 2011, pursuant to this authorization we have repurchased a cumulative 1,024,181 shares at an average price of $29.00 per share. Under the current authorization, the Company has $5.3 million available for authorized share repurchases as of December 31, 2011. The repurchase authorization does not have an expiration date.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
2.1	Asset Purchase Agreement by and among SurModics, Inc., SurModics Pharmaceuticals, Inc., and Evonik Degussa Corporation dated as of November 1, 2011 — incorporated by reference to Exhibit 2.1 to the Company’s 8-K dated November 7, 2011, SEC File No. 0-23837.

10.1**	Separation and Release Agreement dated October 3, 2011 — incorporated by reference to Exhibit 10.1 to the Company’s 8-K dated October 7, 2011, SEC File No. 0-23837.

3.1	Restated Articles of Incorporation, as amended - incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837.

3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 – Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q for SurModics, Inc. for the quarterly period ended December 31, 2011, filed on February 14, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

** Management contract or compensatory plan arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 14, 2012	SurModics, Inc.

	By:	/s/ Timothy J. Arens
Timothy J. Arens
Vice President of Finance and
Interim Chief Financial Officer
(duly authorized signatory and
principal financial officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2011

SURMODICS, INC.

Exhibit	Description
2.1	Asset Purchase Agreement by and among SurModics, Inc., SurModics Pharmaceuticals, Inc., and Evonik Degussa Corporation dated as of November 1, 2011 — incorporated by reference to Exhibit 2.1 to the Company’s 8-K dated November 7, 2011, SEC File No. 0-23837.

10.1**	Separation and Release Agreement dated October 3, 2011 — incorporated by reference to Exhibit 10.1 to the Company’s 8-K dated October 7, 2011, SEC File No. 0-23837.

3.1	Restated Articles of Incorporation, as amended - incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837.

3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 – incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document***

101.SCH*	XBRL Taxonomy Extension Schema Document***

101.CAL*	XBRL Taxonomy Calculation Linkbase Document***

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith

**	Management contract or compensatory plan arrangement

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.