Form 10-Q
period 2012-03-31
SURMODICS INC
filed 2012-05-10
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of May 1, 2012 was 17,543,188.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SurModics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2012	September 30, 2011
(in thousands, except share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$60,184	$23,217
Available-for-sale securities	13,404	12,196
Held-to-maturity securities	—	3,030
Accounts receivable, net of allowance for doubtful accounts of $40 and $32 as of March 31, 2012 and September 30, 2011, respectively	4,628	4,385
Inventories	3,665	3,181
Deferred tax assets	79	142
Prepaids and other	3,494	2,268
Current assets of discontinued operations	1,428	5,983

Total Current Assets	86,882	54,402
Property and equipment, net	13,695	14,586
Available-for-sale securities	28,766	29,754
Deferred tax assets	9,224	9,017
Intangible assets, net	4,802	5,199
Goodwill	8,010	8,010
Other assets, net	3,024	3,303
Non-current assets of discontinued operations	—	32,511

Total Assets	$154,403	$156,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,496	$1,572
Accrued liabilities:
Compensation	1,048	1,952
Accrued other	968	1,241
Deferred revenue	51	53
Other current liabilities	554	873
Current liabilities of discontinued operations	1,758	5,349

Total Current Liabilities	5,875	11,040
Deferred revenue, less current portion	207	222
Other long-term liabilities	2,391	2,421
Non-current liabilities of discontinued operations	—	3,491

Total Liabilities	8,473	17,174

Commitments and Contingencies (Note 17)
Stockholders’ Equity:
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 17,543,188 and 17,531,408 shares issued and outstanding	877	877
Additional paid-in capital	76,132	74,490
Accumulated other comprehensive income (loss)	97	(153)
Retained earnings	68,824	64,394

Total Stockholders’ Equity	145,930	139,608

Total Liabilities and Stockholders’ Equity	$154,403	$156,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
(In thousands, except income (loss) per share)	(Unaudited)		(Unaudited)
Revenue:
Royalties and license fees	$6,283	$7,643	$12,893	$15,160
Product sales	5,067	5,128	9,701	9,577
Research and development	860	563	1,532	1,119

Total revenue	12,210	13,334	24,126	25,856

Operating costs and expenses:
Product costs	1,615	1,849	3,205	3,412
Research and development	3,512	3,800	7,150	6,305
Selling, general and administrative	3,394	3,473	6,860	7,197
Restructuring charges	—	—	—	609

Total operating costs and expenses	8,521	9,122	17,215	17,523

Operating income from continuing operations	3,689	4,212	6,911	8,333

Other (loss) income:
Investment income, net	143	167	281	351
Impairment loss on investment	(804)	—	(804)	—
Other income (loss), net	162	208	170	208

Other (loss) income	(499)	375	(353)	559

Income from continuing operations before income taxes	3,190	4,587	6,558	8,892
Income tax provision	(1,244)	(1,763)	(2,457)	(3,208)

Income from continuing operations	1,946	2,824	4,101	5,684

Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(344)	(336)	1,261	(9,367)
Income (loss) on sale of discontinued operations, net of income taxes	121	—	(933)	—

(Loss) income from discontinued operations	(223)	(336)	328	(9,367)

Net income (loss)	$1,723	$2,488	$4,429	$(3,683)

Basic income (loss) per share:
Continuing operations	$0.11	$0.16	$0.23	$0.33
Discontinued operations	(0.01)	(0.02)	0.02	(0.54)
Net income (loss)	$0.10	$0.14	$0.25	$(0.21)

Diluted income (loss) per share:
Continuing operations	$0.11	$0.16	$0.23	$0.33
Discontinued operations	(0.01)	(0.02)	0.02	(0.54)
Net income (loss)	$0.10	$0.14	$0.25	$(0.21)

Weighted average number of shares outstanding:
Basic	17,519	17,407	17,498	17,395
Diluted	17,632	17,471	17,575	17,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2012	2011
(in thousands)	(Unaudited)
Operating Activities:
Net income (loss)	$4,429	$(3,683)
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
(Income) loss from discontinued operations	(1,261)	9,367
Loss on sale of discontinued operations	933	—
Depreciation and amortization	1,480	1,604
Gain on sale of investments	(170)	(209)
Amortization of premium on held-to-maturity securities	31	52
Impairment loss on investment	804	—
Stock-based compensation	1,533	1,913
Deferred taxes	(294)	(1,562)
Reduction of tax benefit from stock-based compensation plans	—	41
Other	11	12
Change in operating assets and liabilities:
Accounts receivable	(244)	253
Inventories	(484)	(110)
Accounts payable and accrued liabilities	(3,159)	108
Income taxes	2,739	5,984
Deferred revenue	(17)	454
Prepaids and other	(157)	(85)

Net cash provided by operating activities from continuing operations	6,174	14,139

Investing Activities:
Purchases of property and equipment	(269)	(1,246)
Purchases of available-for-sale securities	(34,728)	(24,950)
Sales and maturities of available-for-sale securities	34,554	24,580
Maturities of held-to-maturity securities	3,000	1,000
Payments related to a prior business acquisition	—	(5,650)
Cash received from (transferred to) discontinued operations	27,961	(4,107)

Net cash provided by (used in) investing activities from continuing operations	30,518	(10,373)

Financing Activities:
Reduction of tax benefit from stock-based compensation plans	—	(41)
Issuance of common stock	217	383
Purchase of common stock to pay employee taxes	(170)	(7)

Net cash provided by financing activities from continuing operations	47	335

Net cash provided by continuing operations	36,739	4,101

Discontinued Operations:
Net cash used in operating activities	(1,627)	(2,947)
Net cash provided by (used in) investing activities	29,816	(1,158)
Net cash (used in) provided by financing activities	(27,961)	4,107

Net cash provided by discontinued operations	228	2

Net change in cash and cash equivalents	36,967	4,103
Cash and Cash Equivalents:
Beginning of period	23,217	11,391

End of period	$60,184	$15,494

Supplemental Information:
Cash paid (received) for income taxes	$28	$(2,330)
Noncash transaction – acquisition of property and equipment on account	$102	$281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended March 31, 2012

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results of SurModics, Inc. and subsidiaries (“SurModics” or the “Company”) for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three and six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire 2012 fiscal year.

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

Certain items in the condensed consolidated financial statements for the three and six months ended March 31, 2011, and assets and liabilities as of September 30, 2011, have been reclassified to conform to the current period presentation. As discussed in Note 3, the results of operations, assets and liabilities of SurModics Pharmaceuticals, Inc. (“SurModics Pharmaceuticals”) have been accounted for as discontinued operations for all periods presented. Accordingly, the results of operations, cash flows, assets and liabilities of SurModics Pharmaceuticals for prior periods have been reclassified to discontinued operations.

In addition, footnote disclosures have also been modified to conform to the current period presentation as appropriate.

Changes to Condensed Consolidated Statements of Operations

Beginning with the Form 10-Q for the first quarter of fiscal 2012, the Company changed the format of the condensed consolidated statements of operations for reporting cost of revenue associated with research and development revenue. The change in format combines customer research and development expenses with other research and development expenses into the research and development expense category. Previously the research and development revenue exceeded ten percent of total revenue and as such Regulation S-X Rule 5-03 required presentation of an associated cost of revenue. With the presentation of the Pharmaceuticals segment as discontinued operations, the research and development revenue no longer exceeds ten percent of total revenue and as such there is no requirement to disclose a corresponding cost. All prior periods have been reclassified to present results following this new format.

Subsequent Event

In May 2012, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock through open-market purchases, private transactions, block trades, accelerated share repurchase transactions, tender offers, or by any combination of such methods. The repurchase authorization does not have a fixed expiration date and is in addition to the $5.3 million that remains under the November 2007 share repurchase authorization.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued changes to the presentation of comprehensive income. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on October 1, 2012 (fiscal 2013). Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, management has determined these changes will not have an impact on the consolidated financial statements.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

3. Discontinued Operations

On November 1, 2011, the Company entered into a definitive agreement (the “Purchase Agreement”) to sell substantially all of the assets of its wholly-owned subsidiary, SurModics Pharmaceuticals, to Evonik Degussa Corporation (“Evonik”). Under the terms of the Purchase Agreement, the entire portfolio of products and services of SurModics Pharmaceuticals, including the Company’s Current Good Manufacturing Practices (“cGMP”) development and manufacturing facility located in Birmingham, Alabama, were sold. The Company retained all accounts receivable and certain liabilities associated with the SurModics Pharmaceuticals business incurred prior to closing. The sale (the “Pharma Sale”) closed on November 17, 2011. The total consideration received from the Pharma Sale was $30.0 million in cash.

As part of the Pharma Sale, the Company recorded a loss on the sale in the first six months of fiscal 2012 of $1.6 million ($0.9 million net of income tax benefit), including transaction costs of $1.7 million. The loss is included in “Loss on sale of discontinued operations” in the condensed consolidated statements of operations.

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

As part of the Pharma Sale, SurModics agreed not to compete in the restricted business (as defined in the Purchase Agreement) for a period of five years and to indemnify Evonik against specified losses in connection with the SurModics Pharmaceuticals business, including, for a period of five years, certain contingent consideration obligations related to the acquisition by SurModics Pharmaceuticals of the portfolio of intellectual property and drug delivery projects from PR Pharmaceuticals, Inc. SurModics also retained responsibility for repayment obligations related to an agreement with various governmental authorities associated with creation of jobs in Alabama. The foregoing summary of the Purchase Agreement is qualified in its entirety by reference to the full text of the Purchase Agreement, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 7, 2011. Refer to the Purchase Agreement for more details on the Pharma Sale.

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

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Total revenue	$—	$4,180	$5,311	$6,853

(Loss) income from discontinued operations	$(221)	$(2,185)	$2,309	$(11,889)
Income tax (provision) benefit	(123)	1,849	(1,048)	2,522

(Loss) income from discontinued operations, net of income taxes	$(344)	$(336)	$1,261	$(9,367)

Income (loss) on sale of discontinued operations	$26	$—	$(1,634)	$—
Income tax benefit	95	—	701	—

Income (loss) on sale of discontinued operations, net of income taxes	$121	$—	$(933)	$—

The major classes of assets and liabilities of discontinued operations as of March 31, 2012 and September 30, 2011 were as follows (in thousands):

	March 31, 2012	September 30, 2011
Accounts receivable, net	$589	$3,309
Inventories	—	969
Other current assets	839	1,705

Current assets of discontinued operations	1,428	5,983
Property and equipment, net	—	24,911
Intangible assets , net	—	3,683
Other assets, net	—	3,917

Total assets of discontinued operations	$1,428	$38,494

Accounts payable	$—	$849
Accrued liabilities – compensation	—	1,522
Deferred revenue	—	550
Other current liabilities	1,758	2,428

Current liabilities of discontinued operations	1,758	5,349
Deferred revenue, less current portion	—	3,371
Other long-term liabilities	—	120

Total liabilities of discontinued operations	$1,758	$8,840

The assets and liabilities of discontinued operations as of March 31, 2012 are mainly associated with accounts receivable not purchased by Evonik, deferred tax assets and a retained liability of $1.7 million associated with financial incentives SurModics Pharmaceuticals received from various Alabama governmental authorities related to creation of jobs in Alabama. See also Note 17 for further discussion of the Alabama jobs commitment liability.

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

Level 3 assets can include asset-backed and mortgage-backed securities. When applicable, the fair market values of these investments are determined by broker pricing where not all significant inputs are observable. There were no Level 3 assets at March 31, 2012 or December 31, 2011 and there was no Level 3 activity during the second quarter of fiscal 2012.

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company did not significantly change its valuation techniques from prior periods.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2012
Assets:
Cash equivalents	$—	$8,301	$—	$8,301
Available-for-sale debt securities:
U.S. government and government agency obligations	—	31,862	—	31,862
Mortgage-backed securities	—	3,459	—	3,459
Municipal bonds	—	3,049	—	3,049
Asset-backed securities	—	973	—	973
Corporate bonds	—	2,827	—	2,827
Other assets	910	—	—	910

Total assets measured at fair value	$910	$50,471	$—	$51,381

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Six Months Ended March 31, 2012 Available-for-Sale Debt Securities
	Mortgage- Backed Securities	Asset- Backed Securities	Total
Balance at September 30, 2011	$15	$9	$24
Transfers into Level 3	—	—	—
Transfers out of Level 3	(15)	(9)	(24)
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—

Balance at March 31, 2012	$—	$—	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended March 31, 2011 Available-for-Sale Debt Securities
	U.S. Government Obligations	Mortgage- Backed Securities	Total
Balance at December 31, 2010	$695	$685	$1,380
Transfers into Level 3	—	—	—
Transfers out of Level 3	(695)	(68)	(763)
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	—	3	3
Purchases	—	—	—
Issuances	—	—	—
Sales	—	(620)	(620)
Settlements	—	—	—

Balance at March 31, 2011	$—	$—	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Six Months Ended March 31, 2011 Available-for-Sale Debt Securities
	U.S. Government Obligations	Mortgage- Backed Securities	Total
Balance at September 30, 2010	$704	$69	$773
Transfers into Level 3	—	—	—
Transfers out of Level 3	(695)	(68)	(763)
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	19	(1)	18
Purchases		620	620
Issuances	—	—	—
Sales	(28)	(620)	(648)
Settlements	—	—	—

Balance at March 31, 2011	$—	$—	$—

5. Investments

Investments consist principally of U.S. government and government agency obligations and mortgage-backed securities and are classified as available-for-sale or held-to-maturity at March 31, 2012 and September 30, 2011. Available-for-sale securities are reported at fair value with unrealized gains and losses net of tax excluded from operations and reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income. This adjustment results in a new cost basis for the investment. Investments that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. When an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity occurs, the Company writes down the security to fair value with a corresponding adjustment to other income. Interest on debt securities, including amortization of premiums and accretion of discounts, is included in other income. Realized gains and losses from the sales of debt securities, which are included in other income, are determined using the specific identification method.

The original cost, unrealized holding gains and losses, and fair value of available-for-sale securities as of March 31, 2012 and September 30, 2011 were as follows (in thousands):

	March 31, 2012
	Original Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$31,792	$85	$(15)	$31,862
Mortgage-backed securities	3,373	123	(37)	3,459
Municipal bonds	3,020	29	—	3,049
Asset-backed securities	1,027	—	(54)	973
Corporate bonds	2,807	23	(3)	2,827

Total	$42,019	$260	$(109)	$42,170

	September 30, 2011
	Original Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$30,433	$176	$(6)	$30,603
Mortgage-backed securities	3,871	131	(54)	3,948
Municipal bonds	3,561	53	—	3,614
Asset-backed securities	1,336	1	(49)	1,288
Corporate bonds	2,474	32	(9)	2,497

Total	$41,675	$393	$(118)	$41,950

The original cost and fair value of investments by contractual maturity at March 31, 2012 were as follows (in thousands):

	Amortized Cost	Fair Value
Debt securities due within:
One year	$13,398	$13,404
One to five years	22,555	22,661
Five years or more	6,066	6,105

Total	$42,019	$42,170

The following table summarizes sales of available-for-sale securities (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Proceeds from sales	$31,913	$23,380	$34,554	$24,580
Gross realized gains	$163	$210	$171	$212
Gross realized losses	$(1)	$(2)	$(1)	$(4)

During the second quarter of fiscal 2012, all remaining held-to-maturity debt securities matured. Therefore, there were no held-to-maturity debt securities at March 31, 2012. At September 30, 2011, the amortized cost and fair market value of held-to-maturity debt securities were $3.0 million and $3.1 million, respectively.

6. Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components (in thousands):

	March 31, 2012	September 30, 2011
Raw materials	$1,493	$1,218
Finished products	2,172	1,963

Total	$3,665	$3,181

7. Other Assets

Other assets consist principally of strategic investments as follows (in thousands):

	March 31, 2012	September 30, 2011
Investment in OctoPlus N.V.	$910	$1,190
Investment in Nexeon MedSystems	285	285
Investment in ThermopeutiX	1,185	1,185
Investment in ViaCyte, Inc.	559	559
Other	85	84

Other assets, net	$3,024	$3,303

The Company accounts for most of its strategic investments under the cost method. The Company accounts for its investment in OctoPlus common stock, whose shares are traded on the Euronext Amsterdam Stock Exchange, as an available-for-sale investment. Available-for-sale investments are reported at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations, recorded in the other income section of the condensed consolidated statements of operations. The cost basis in the Company’s investment in OctoPlus was $1.7 million. In the second quarter of fiscal 2012, the Company recognized an impairment loss on the investment totaling $0.8 million based on a significant decline in the stock price of OctoPlus and length of time the stock price has been trading below the previous cost basis. The new cost basis in OctoPlus is $0.9 million which is also the fair value of the investment.

The Company recognized revenue of less than $0.1 million for each of the three and six months ended March 31, 2012 and 2011, from activity with companies in which it had a strategic investment.

8. Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer relationships, licenses and trademarks. For the three months ended March 31, 2012 and 2011, the Company recorded amortization expense of $0.2 million for each period. For the six months ended March 31, 2012 and 2011, the Company recorded amortization expense of $0.4 million for each period.

Intangible assets consisted of the following (in thousands):

	March 31, 2012
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(2,464)	$2,393
Core technology	8.0	530	(309)	221
Patents and other	16.8	2,255	(647)	1,608

Subtotal		7,642	(3,420)	4,222
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,222	$(3,420)	$4,802

	September 30, 2011
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(2,195)	$2,662
Core technology	8.0	530	(276)	254
Patents and other	16.8	2,308	(605)	1,703

Subtotal		7,695	(3,076)	4,619
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,275	$(3,076)	$5,199

Based on the intangible assets in service as of March 31, 2012, estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

Remainder of 2012	$371
2013	742
2014	742
2015	731
2016	594
2017	183

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

The $8.0 million of goodwill at March 31, 2012 and September 30, 2011 is related to the In Vitro Diagnostics reporting unit. The goodwill was not impaired based on the outcome of the fiscal 2011 annual impairment test, and there have been no events or circumstances that have occurred in fiscal 2012 to indicate that the goodwill may be impaired.

10. Revolving Credit Facility

In February 2011, the Company extended its unsecured revolving credit facility through March 2012 and reduced the credit facility to $15.0 million. As of March 31, 2012, the credit facility expired and was not renewed.

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

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Product costs	$11	$22	$26	$41
Research and development	161	336	382	594
Selling, general and administrative	468	714	1,125	1,278

Total	$640	$1,072	$1,533	$1,913

As of March 31, 2012, approximately $4.6 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.4 years. The unrecognized compensation costs above include $1.0 million associated with performance share awards that are currently anticipated to be fully expensed because the performance conditions for certain award periods are expected to be met. The unrecognized compensation costs above exclude $0.1 million associated with performance share awards that are currently anticipated to not be fully expensed because the performance conditions for certain award periods are not expected to be met.

Stock Option Plans

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair values of stock options granted during the three months ended March 31, 2012 and 2011 were $5.95 and $4.84, respectively. The weighted average per share fair values of stock options granted during the six months ended March 31, 2012 and 2011 were $5.24 and $3.96, respectively. The assumptions used as inputs in the model were as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Risk-free interest rates	0.7%	1.9%	0.8%	1.5%
Expected life (years)	4.8	4.8	4.8	4.8
Expected volatility	49.6%	45.6%	49.6%	45.0%
Dividend yield	0%	0%	0%	0%

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

The total pre-tax intrinsic value of options exercised during each of the three and six months ended March 31, 2012 was $49,000. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period end. No stock options were exercised during the three or six months ended March 31, 2011.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance these shares are considered to be non-vested shares. The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. The stock-based compensation table above includes Restricted Stock expenses of less than $0.1 million and $0.2 million during the three and six months ended March 31, 2012, respectively, and $0.2 million and $0.3 million for the three and six months ended March 31, 2011, respectively.

Performance Share Awards

The Company has entered into Performance Share agreements with certain key employees, covering the issuance of common stock (“Performance Shares”). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives, which must be achieved during the performance period. Compensation is recognized in each period based on management’s best estimate of the achievement level of the grants’ specified performance objectives and the resulting vesting amounts. The Company recognized expenses of approximately $0.1 million and $0.3 million related to Performance Shares for the three and six months ended March 31, 2012, respectively. For the three and six months ended March 31, 2011, the Company recognized expenses of approximately $0.1 million for each period related to Performance Shares. The stock-based compensation table above includes the Performance Shares expenses.

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of March 31, 2012 and 2011, there were less than $0.1 million of employee contributions for each period, included in accrued liabilities in the condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three months ended March 31, 2012 and 2011 totaled less than $0.1 million for each period. Stock compensation expense for the six months ended March 31, 2012 and 2011 totaled less than $0.1 million for each period. The stock-based compensation table above includes the Stock Purchase Plan expenses.

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

During the three and six months ended March 31, 2012, the Company did not incur any restructuring charges. The charges for fiscal 2011 have been presented separately as restructuring charges in the condensed consolidated statements of operations. All restructuring costs related to SurModics Pharmaceuticals are included in discontinued operations.

Cash payments associated with the two fiscal 2011 restructuring events totaled $0.7 million during the six months ended March 31, 2012, leaving a restructuring accrual balance of less than $0.1 million at March 31, 2012. There were also payments of less than $0.1 million during the six months ended March 31, 2012 associated with facility-related costs related to a fiscal 2010 restructuring event, leaving a restructuring accrual balance of $0.2 million at March 31, 2012.

The following table summarizes the restructuring accrual activity for the six months ended March 31, 2012 (in thousands):

	Employee severance and benefits	Facility- related costs	Total
Balance at September 30, 2011	$730	$250	$980
Cash payments	(720)	(33)	(753)

Balance at March 31, 2012	$10	$217	$227

The remaining restructuring accrual balance relates to the fiscal 2011 and 2010 restructurings and is expected to be paid within the next 21 months. As such, the current portion totaling $0.2 million is recorded as a current liability within other current liabilities and the long-term portion totaling less than $0.1 million is recorded as a long-term liability within other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2012.

13. Income (Loss) Per Share Data

The following table sets forth the denominator for the computation of basic and diluted income (loss) per share (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Basic weighted average shares outstanding	17,519	17,407	17,498	17,395

Dilutive effect of outstanding stock options and non-vested stock	113	64	77	33

Diluted weighted average shares outstanding	17,632	17,471	17,575	17,428

The calculation of weighted average diluted shares outstanding excluded outstanding stock options for 0.7 million and 1.2 million shares of common stock for the three months ended March 31, 2012 and 2011, respectively, and 0.7 million and 1.3 million for the six months ended March 31, 2012 and 2011, respectively, as their inclusion would have had an antidilutive effect on diluted income (loss) per share.

14. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Net income (loss)	$1,723	$2,488	$4,429	$(3,683)
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	529	183	357	(3)
Less reclassification adjustment for realized gains included in net income (loss), net of tax	(99)	(129)	(107)	(129)

Other comprehensive income (loss)	430	54	250	(132)

Comprehensive income (loss)	$2,153	$2,542	$4,679	$(3,815)

15. Income Taxes

The Company recorded income tax provisions associated with income from continuing operations of $1.2 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively, representing effective tax rates of 39.0% and 38.4%, respectively. The Company recorded income tax provisions associated with income from continuing operations of $2.5 million and $3.2 million for the six months ended March 31, 2012 and 2011, respectively, representing effective tax rates of 37.5% and 36.1%, respectively. The difference between the U.S. federal statutory tax rate of 35.0% and the Company’s effective tax rate for the three and six months ended March 31, 2012 and 2011 reflects the impact of state income taxes, permanent tax items and discrete tax benefits.

The Company recorded an income tax expense from discontinued operations of $0.1 million and an income tax benefit from discontinued operations of $1.8 million for each of the three months ended March 31, 2012 and 2011, respectively. The Company recorded an income tax expense from discontinued operations of $1.0 million and an income tax benefit from discontinued operations of $2.5 million for each of the six months ended March 31, 2012 and 2011, respectively. The Company recorded an income tax benefit of $0.1 million and $0.7 million from the sale of discontinued operations for the three and six months ended March 31, 2012. The effective tax rate applied to discontinued operations was 14.4% and 84.6% for the three months ended March 31, 2012 and 2011, respectively, and 51.4% and 21.2% for the six months ended March 31, 2012 and 2011, respectively. The tax rate for the six months ended March 31, 2011 is lower than the U.S. federal statutory tax rate of 35.0% because of a non-deductible goodwill impairment charge of $5.7 million on a pre-tax loss of $11.9 million.

The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of March 31, 2012 and September 30, 2011, respectively, are $1.5 million and $1.6 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months with the above balances classified on the condensed consolidated balance sheets in other long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

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

16. Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Beginning in the first quarter of fiscal 2012, following the sale of SurModics Pharmaceuticals which was previously reported as a separate operating segment, the Company is now organized into two segments, as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device, with end markets that include coronary, peripheral, and neuro-vascular, and urology, among others, and (2) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications, with products that include microarray slide technologies, protein stabilization reagents, substrates, and antigens.

The tables below present segment revenue, operating income and depreciation and amortization, as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Revenue:
Medical Device	$8,753	$9,978	$17,620	$19,813
In Vitro Diagnostics	3,457	3,356	6,506	6,043

Total revenue	$12,210	$13,334	$24,126	$25,856

Operating income (loss):
Medical Device	$4,121	$4,684	$8,053	$10,461
In Vitro Diagnostics	1,271	1,182	2,177	1,915
Corporate	(1,703)	(1,654)	(3,319)	(4,043)

Total operating income	$3,689	$4,212	$6,911	$8,333

Depreciation and amortization:
Medical Device	$354	$418	$718	$833
In Vitro Diagnostics	194	199	389	398
Corporate	183	190	373	373

Total depreciation and amortization	$731	$807	$1,480	$1,604

Segment results above for the six months ended March 31, 2011 include restructuring charges of $0.6 million in Corporate. There were no restructuring charges for the three months ended March 31, 2011 or the three and six months ended March 31, 2012.

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

Southern Research Institute (“SRI”) Litigation. On July 31, 2009, the Company’s SurModics Pharmaceuticals subsidiary was named as a defendant in litigation pending in the circuit court of Jefferson County, Alabama, between SRI and two of SRI’s former employees (the “Plaintiffs”). In the litigation, the Plaintiffs allege that they contributed to or invented certain intellectual property while they were employed at SRI, and pursuant to SRI’s policies then in effect, they are entitled to, among other things, a portion of the purchase price consideration paid by the Company to SRI as part of the Company’s acquisition of SurModics Pharmaceuticals pursuant to a stock purchase agreement made effective on July 31, 2007 (the “Stock Purchase Agreement”). The Plaintiffs have also alleged that they are entitled to a portion of the intellectual property income derived from license agreements with certain customers of SurModics Pharmaceuticals that make use of patents to which the Plaintiffs invented or contributed. A trial has not yet been scheduled. Pursuant to the Stock Purchase Agreement, the Company has certain rights of indemnification against losses (including without limitation, damages, expenses and costs) incurred as a result of the litigation. The Company has recorded unreimbursed legal expenses related to this litigation within selling, general and administrative expenses from continuing operations in the condensed consolidated statements of operations. However, the Company has not recorded an expense or any liabilities related to damages related to this litigation as the probability of the outcome is currently not determinable and any potential loss is not estimable. The Company believes that it has meritorious defenses to the Plaintiff’s claims and will vigorously defend and prosecute this matter.

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

Alabama Jobs Commitment. In April 2008, the Company purchased a 286,000 square foot office and warehouse facility to support cGMP needs of customers and the anticipated growth of the SurModics Pharmaceuticals business. At the same time, SurModics Pharmaceuticals entered into an agreement with various governmental authorities to obtain financial incentives associated with creation of jobs in Alabama. Some of the governmental agencies have recapture rights in connection with the financial incentives if a specific number of full-time employees are not hired by June 2012, with an extension to June 2013 if circumstances or events occur that are beyond the control of SurModics Pharmaceuticals or could not have been reasonably anticipated by SurModics Pharmaceuticals. As of March 31, 2012, SurModics Pharmaceuticals received $1.7 million in connection with the agreement, and the Company recorded the payments in other current liabilities because the Company has not met the criteria to recognize the amounts received as income as of March 31, 2012. This liability was retained by the Company and did not transfer to Evonik as part of the Pharma Sale.

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

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Beginning in the first quarter of fiscal 2012, following the sale of SurModics Pharmaceuticals which was previously reported as a separate operating segment, the Company is now organized into two segments, as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device, with end markets that include coronary, peripheral, and neuro-vascular, and urology, among others, and (2) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications, with products that include microarray slide technologies, protein stabilization reagents, substrates, and antigens.

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

For financial accounting and reporting purposes, we report our results for the two reportable segments noted above. We made this determination based on how we manage our operations and the information provided to our chief operating decision maker, who is our Chief Executive Officer.

Overview of Research and Development Activities

We manage our customer-sponsored R&D programs based largely on the requirements of our customers. In this regard, our customers typically establish the various measures and metrics that are used to monitor a program’s progress, including key deliverables, milestones, timelines and an overall program budget. The customer is ultimately responsible for deciding whether to continue or terminate a program, and does so based on research results (relative to the above measures and metrics) and other factors, including their own strategic and/or business priorities. Following the Pharma Sale in the first quarter of fiscal 2012, customer R&D programs are mainly in our Medical Device segment.

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

Results of Operations – Three Months Ended March 31

Revenue. Revenue during the second quarter of fiscal 2012 was $12.2 million, a decrease of $1.1 million, or 8%, compared with the second quarter of fiscal 2011. The decrease in revenue, as detailed in the table below, is further explained in the narrative below.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	Change
Revenue:
Medical Device	$8,753	$9,978	$(1,225)	(12)%
In Vitro Diagnostics	3,457	3,356	101	3%

Total revenue	$12,210	$13,334	$(1,124)	(8)%

Medical Device. Revenue in Medical Device was $8.7 million in the second quarter of fiscal 2012, a decrease of 12% compared with $10.0 million for the second quarter of fiscal 2011. The decrease in total revenue reflected lower royalty revenue, product sales and license fees, partially offset by higher R&D revenue. Our royalty and product revenue from Cordis Corporation, a subsidiary of Johnson & Johnson (“Cordis”), decreased $1.6 million in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011. Offsetting this negative impact was continued growth in our hydrophilic coatings offerings, including R&D revenue, to other medical device customers.

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

In Vitro Diagnostics. Revenue in In Vitro Diagnostics was $3.5 million in the second quarter of fiscal 2012, an increase of 3% compared with $3.4 million for the prior-year period. This increase was attributable to higher sales of our antigen products, partially offset by lower BioFX branded substrate product sales.

Product costs. Product costs were $1.6 million in the second quarter of fiscal 2012, compared to $1.8 million in the prior-year period. The $0.2 million decrease in product costs principally reflected the mix of products sold. Overall product gross margins averaged 68% in the second quarter of fiscal 2012, compared with 64% for the prior-year period. The increase in product gross margins compared with prior-year results reflected the higher gross margins associated with reagent products as well as improved gross margins associated with our stabilization and antigen diagnostic products. The consolidation of all diagnostic manufacturing activities into our Eden Prairie, Minnesota facility in the fourth quarter of fiscal 2011 has allowed us to leverage our fixed operating expenses over higher production volumes and has contributed to the improved gross margins experienced in the second quarter of fiscal 2012.

Research and development expenses. R&D expenses were $3.5 million for the second quarter of fiscal 2012, a decrease of 8% compared with $3.8 million for the second quarter of fiscal 2011. The decrease was primarily a result of $0.4 million of lower compensation costs offset partially by higher temporary labor costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $3.4 million for the three months ended March 31, 2012, a decrease of 2% compared with $3.5 million for the prior-year period. The decrease was primarily attributable to lower stock-based and cash compensation costs, offset partially by higher general legal expenses.

Other (loss) income. Other (loss) income was a loss of $0.5 million in the second quarter of fiscal 2012, compared with income of $0.4 million for the second quarter of fiscal 2011. The loss in the second quarter of fiscal 2012 reflects a $0.8 million impairment loss on our investment in OctoPlus N.V. (“OctoPlus”), which we recorded based on a significant decline in the stock price of OctoPlus and length of time during fiscal 2012 when the stock price has been trading below its previous cost basis. Income from investments was $0.1 million, compared with $0.2 million in the prior-year period. The decrease primarily reflects lower yields on our investment balances. In addition, we recognized $0.2 million in realized investment gains associated with our investment portfolio in the second quarter of each of fiscal 2012 and 2011.

Income tax provision. The income tax provision associated with continuing operations was $1.2 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively, representing effective tax rates of 39.0% and 38.4%, respectively. The lower income tax provision for the three months ended March 31, 2012 was a result of lower pre-tax income. The difference between the U.S. federal statutory tax rate of 35.0% and the Company’s effective tax rate for the three months ended March 31, 2012 and 2011 reflects the impact of state income taxes, permanent tax items and discrete tax benefits. Discrete tax items were less than $0.1 million in each of the three months ended March 31, 2012 and 2011.

Loss from discontinued operations. Loss from discontinued operations, net of income tax provision or benefit, for the three months ended March 31, 2012 and 2011, from the Pharmaceuticals segment, was $0.3 million for each period. Revenue from the Pharmaceuticals segment was zero and $4.2 million for the second quarter of fiscal 2012 and 2011, respectively. Activity related to the Pharmaceuticals segment in fiscal 2012 includes the period from October 1, 2011 to November 17, 2011, the date of the Pharma Sale. Expenses recorded in the second quarter of fiscal 2012 relate to the settlement of liabilities incurred prior to the Pharma Sale, which were initially accrued for using management’s best estimate of outstanding liabilities at the time of the Pharma Sale.

Income on sale of discontinued operations. Income on sale of discontinued operations, related to the Pharma Sale in the second quarter of fiscal 2012, was $0.1 million, which is comprised of the reversal of certain estimated closing costs of less than $0.1 million and additional recognition of a tax benefit of $0.1 million.

Segment Operating Results

Operating income for each of our two reportable segments, following the sale of SurModics Pharmaceuticals, was as follows (in thousands):

	Three months ended March 31,
	2012	2011
Operating income (loss):
Medical Device	$4,121	$4,684
In Vitro Diagnostics	1,271	1,182
Corporate	(1,703)	(1,654)

Total operating income	$3,689	$4,212

Medical Device. Operating income was $4.1 million in the second quarter of fiscal 2012, compared with $4.7 million in the second quarter of fiscal 2011. The decreased operating income resulted from $1.6 million lower royalty revenue and reagent sales from our license agreement with Cordis related to the CYPHER® and CYPHER SELECT® Plus stents in fiscal 2012 offset partially by higher royalty income from other customers. Medical Device product gross margins improved to 72% in the second quarter of fiscal 2012 compared with 62% in the prior-year quarter. Medical Device research and development expenses in the second quarter of fiscal 2012 were 6% lower, or $0.2 million, compared with the second quarter of fiscal 2011, as a result of lower compensation and development costs.

In Vitro Diagnostics. Operating income was $1.3 million in the second quarter of fiscal 2012, compared with $1.2 million in the second quarter of fiscal 2011. The revenue increase of $0.1 million compared with the prior-year period was the primary contributor to the operating income increase.

Corporate. Operating loss was $1.7 million in both the second quarter of fiscal 2012 and 2011. The increase of less than $0.1 million in the operating loss in fiscal 2012 mainly reflected higher general legal expenses offset partially by lower compensation costs.

Results of Operations – Six Months Ended March 31

Revenue. Revenue during the first six months of fiscal 2012 was $24.1 million, a decrease of $1.7 million, or 7%, compared with the first six months of fiscal 2011. The decrease in revenue, as detailed in the table below, is further explained in the narrative below.

	Six Months Ended March 31,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	Change
Revenue:
Medical Device	$17,620	$19,813	$(2,193)	(11)%
In Vitro Diagnostics	6,506	6,043	463	8%

Total revenue	$24,126	$25,856	$(1,730)	(7)%

Medical Device. Revenue in Medical Device was $17.6 million in the first six months of fiscal 2012, a decrease of 11% compared with $19.8 million for the first six months of fiscal 2011. The decrease in total revenue reflected $2.3 million of lower royalty revenue and $0.3 million of lower product sales, partially offset by higher license fees and R&D revenue. Our royalty and product revenue from Cordis decreased $3.1 million in the first six months of fiscal 2012 compared with the first six months of fiscal 2011. Partially offsetting this impact was growth of approximately 7% in our hydrophilic coatings royalties associated with other medical device customers.

In Vitro Diagnostics. Revenue in In Vitro Diagnostics was $6.5 million in the first six months of fiscal 2012, an increase of 8% compared with $6.0 million for the prior-year period. This increase was attributable to higher sales of our stabilization, antigens and microarray slide products, partially offset by lower sales of BioFX branded products.

Product costs. Product costs were $3.2 million in the first six months of fiscal 2012, compared with $3.4 million in the prior-year period. The $0.2 million decrease in product costs principally reflected the mix of products sold. Overall product gross margins averaged 67% in the first six months of fiscal 2012, compared with 64% for the prior-year period. The increase in product gross margins reflected the mix of products sold in the first six months of fiscal 2012, as there were increased levels of higher margin diagnostic product sales compared with prior-year results.

Research and development expenses. R&D expenses were $7.2 million for the first six months of fiscal 2012, an increase of 13% compared with $6.3 million for the first six months of fiscal 2011. The increase was primarily a result of the recognition of $0.8 million of therapeutic grant income (which was recorded as a reduction of expenses) in the first six months of fiscal 2011, associated with awards received under the federal qualified therapeutic discovery project program and $0.2 million of higher temporary labor costs in the first six months of fiscal 2012 partially offset by lower compensation costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $6.9 million for the six months ended March 31, 2012, a decrease of 5% compared with $7.2 million for the prior-year period. The decrease was primarily attributable to lower Board and compensation costs in fiscal 2012, offset partially by higher general legal expenses.

Restructuring charges. During the three and six months ended March 31, 2012, we did not incur any restructuring charges. The charges for fiscal 2011 have been presented separately as restructuring charges in the condensed consolidated statements of operations. All restructuring costs related to SurModics Pharmaceuticals are included in discontinued operations.

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

Cash payments associated with the two fiscal 2011 restructuring events (including the fiscal fourth quarter 2011 restructuring event) totaled $0.7 million during the six months ended March 31, 2012, resulting in a restructuring accrual balance of less than $0.1 million at March 31, 2012. There were also payments of less than $0.1 million during the six months ended March 31, 2012 associated with facility-related costs related to a fiscal 2010 restructuring event, resulting in a restructuring accrual balance of $0.2 million at March 31, 2012. The total remaining restructuring accrual balance of $0.2 million at March 31, 2012 relates to the fiscal 2011 and 2010 restructurings and is expected to be paid within the next 21 months.

Other (loss) income. Other (loss) income was a loss of $0.4 million in the first six months of fiscal 2012, compared with income of $0.6 million for the first six months of fiscal 2011. The loss in the first six months of fiscal 2012 principally reflects a $0.8 million impairment loss on our investment in OctoPlus, based on a significant decline in the stock price of OctoPlus and length of time during fiscal 2012 when the stock price has been trading below its previous cost basis. Income from investments was $0.3 million, compared with $0.4 million in the prior-year period. The decrease primarily reflects lower yields on our investment balances. In addition, we recognized $0.2 million in realized investment gains associated with our investment portfolio in both the first six months of fiscal 2012 and 2011.

Income tax provision. The income tax provision associated with continuing operations was $2.5 million and $3.2 million for the six months ended March 31, 2012 and 2011, respectively, representing effective tax rates of 37.5% and 36.1%, respectively. The lower income tax provision for the six months ended March 31, 2012 was a result of lower pre-tax income. The difference between the U.S. federal statutory tax rate of 35.0% and the Company’s effective tax rate for the six months ended March 31, 2012 and 2011 reflects the impact of state income taxes, permanent tax items and discrete tax benefits. Discrete tax benefits were less than $0.1 million in each of the six months ended March 31, 2012 and 2011.

Income (loss) from discontinued operations. Income (loss) from discontinued operations, net of an income tax provision or benefit, for the six months ended March 31, 2012 and 2011, from the Pharmaceuticals segment was income of $1.3 million and loss of $9.4 million, respectively. Revenue from the Pharmaceuticals segment was $5.3 million and $6.9 million for the first six months of fiscal 2012 and 2011, respectively. Activity related to the Pharmaceuticals segment for the first six months of fiscal 2012 includes the period from October 1, 2011 to November 17, 2011, the date of the Pharma Sale. The loss from discontinued operations for the first six months of fiscal 2011 included a $5.7 million goodwill impairment charge.

Loss on sale of discontinued operations. The loss on sale of discontinued operations related to the Pharma Sale in the first six months of fiscal 2012 was $0.9 million ($1.6 million on a pre-tax basis), which was principally related to transaction closing costs which totaled $1.7 million.

Segment Operating Results

Operating income for each of our two reportable segments, following the sale of SurModics Pharmaceuticals, was as follows (in thousands):

	Six months ended March 31,
	2012	2011
Operating income (loss):
Medical Device	$8,053	$10,461
In Vitro Diagnostics	2,177	1,915
Corporate	(3,319)	(4,043)

Total operating income	$6,911	$8,333

Medical Device. Operating income was $8.1 million in the first six months of fiscal 2012, compared with $10.5 million in the first six months of fiscal 2011. The decreased operating income resulted principally from $3.6 million lower royalty revenue and reagent sales from our license agreement with Cordis related to the CYPHER® and CYPHER SELECT® Plus stents in fiscal 2012 compared with fiscal 2011 and to the recognition of $0.8 million in qualified therapeutic grant income in fiscal 2011. Partially offsetting these factors were improved product gross margins of 69% in fiscal 2012 compared with 64% in fiscal 2011, reflecting a change in the mix of products sold in the first six months of fiscal 2012, and lower operating expenses.

In Vitro Diagnostics. Operating income was $2.2 million in the first six months of fiscal 2012, compared with $1.9 million in the first six months of fiscal 2011. The increase in product sales of $0.5 million compared with the prior-year period was the primary contributor to the operating income increase. Product gross margins improved slightly in fiscal 2012 compared with the prior-year period and operating expenses, including corporate allocations, increased $0.1 million in fiscal 2012.

Corporate. Operating loss was $3.3 million in the first six months of fiscal 2012, compared with $4.0 million in the first six months of fiscal 2011. The first six months of fiscal 2012 included higher legal expenses of $0.4 million while the first six months of fiscal 2011 included a restructuring charge of $0.6 million and non-recurring advisory services expenses related to the 2011 Annual Meeting of Shareholders. The operating loss for the first six months of both fiscal 2012 and 2011, adjusted to exclude these items, was $2.9 million in each period.

Liquidity and Capital Resources

Operating Activities. As of March 31, 2012, we had working capital of $82.7 million, of which $73.6 million consisted of cash, cash equivalents and short-term investments (comprised of available-for-sale securities). Working capital increased $37.6 million from the September 30, 2011 level, resulting primarily from an increase in cash of $30.0 million associated with the Pharma Sale. Our cash, cash equivalents, available-for-sale securities and held-to-maturity securities totaled $102.4 million at March 31, 2012, an increase of $34.2 million from $68.2 million at September 30, 2011. As noted above, the increase resulted principally from an increase of $30.0 million in cash from the Pharma Sale. Our investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. The Company’s investment policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while meeting or exceeding a benchmark (“Merrill Lynch 1-3 Year Government-Corporate Index”) total rate of return. Management plans to continue to direct its investment advisors to manage the Company’s securities investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its cash and securities investments, including those described below.

We had cash flows from operating activities from continuing operations of $6.2 million in the first six months of fiscal 2012, compared with $14.1 million in the first six months of fiscal 2011. The decrease compared with prior-year results primarily reflects short-term incentive compensation payments made in the first quarter of fiscal 2012 which were related to fiscal 2011 operating results, a $3.1 million decline in royalty revenue and reagent sales from our license agreement with Cordis related to the CYPHER® and CYPHER SELECT® Plus stents in fiscal 2012 and a decrease from income taxes of $3.3 million. In the first six months of fiscal 2011 there were no payouts associated with short-term compensation programs. Additionally, there were higher payments related to accounts payable and other accruals as well as lower cash generated from our income tax balances.

Investing Activities. We invested $0.3 million in property and equipment in the first six months of fiscal 2012, compared with $1.2 million in the prior-year period. The lower property and equipment investment in fiscal 2012 is a return to more historical investment levels. Fiscal 2011 investment reflected higher spending associated with the buildout of manufacturing space in our Eden Prairie, Minnesota facility to accommodate production of our BioFX branded products. We also received cash from our discontinued operations which totaled $28.0 million. Fiscal 2011 included $5.7 million of milestone payments associated with the July 2007 SurModics Pharmaceuticals acquisition and $4.1 million of cash transferred to our discontinued operations to fund its operating activities.

Financing Activities. There was minimal financing activity in each of the fiscal 2012 and 2011 periods with the activity comprised of stock option exercises or vesting of restricted stock. In November 2007, our Board of Directors authorized the repurchase of up to $35.0 million of the Company’s common stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date. No shares were repurchased during the six months ended March 31, 2012. Under the current authorization, the Company has $5.3 million remaining available for authorized share repurchases as of March 31, 2012.

Subsequent to the end of the second quarter of fiscal 2012, in May 2012, our Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock through open-market purchases, private transactions, block trades, accelerated share repurchase transactions, tender offers, or by any combination of such methods. The repurchase authorization does not have a fixed expiration date.

In February 2011, we extended our unsecured revolving credit facility through March 2012 and reduced the credit facility to $15.0 million. As of March 31, 2012, the credit facility expired and was not renewed.

We believe that our existing cash, cash equivalents and investments, together with cash flow from operations, will provide liquidity sufficient to meet the below stated needs and fund our operations for the next 12 months. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms. Our anticipated liquidity needs for the remainder of fiscal 2012 may include, but are not limited to, the following: general capital expenditures in the range of $1.2 million to $1.8 million; contingent consideration payments, if any, related to our five-year indemnification agreement with Evonik related to their assumption of the contingencies related to the purchase of certain assets from PR Pharmaceuticals, Inc.; any payments related to our agreement with various governmental authorities associated with creation of jobs in Alabama; and any amounts associated with the repurchase of common stock under the authorizations discussed above.

Discontinued Operations. Our Pharmaceuticals discontinued operations used operating cash of $1.6 million and $2.9 million in the first six months of fiscal 2012 and 2011, respectively. Cash used in operations in fiscal 2012 was lower than fiscal 2011 principally as a result of fewer months of operations in fiscal 2012 because of the Pharma Sale. Cash provided by investing activities was $29.8 million in fiscal 2012 and related principally to proceeds received from the Pharma Sale. Cash used in investing activities in fiscal 2011 of $1.2 million related to investment in property and equipment. Cash used in financing activities in fiscal 2012 of $28.0 million related to transfers of cash to the continuing operations of the Company and consisted principally of cash generated from the Pharma Sale. The $4.1 million source of funds in fiscal 2011 consisted of cash transfers provided by the continuing operations of the Company to the discontinued operations.

Customer Concentrations. Our licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic is our largest customer at 19% of total revenue in the first six months of fiscal 2012. Medtronic has several separately licensed products that generate royalty revenue for SurModics. In addition, there has been a decline in royalty revenue from one of our largest customers, Cordis, associated with their June 2011 announcement of the cessation of the manufacture of the CYPHER® and CYPHER SELECT® Plus stents by the end of calendar 2011. Beginning with the first quarter of fiscal 2012, since the minimum royalty requirements have been eliminated, royalties under the license agreement are based on a percentage of CYPHER® sales until the products are no longer sold. No other individual customer product using licensed technology constitutes more than 10% of SurModics’ total revenue. Further, our licensing agreements with many of our customers, including most of our significant customers, cover many licensed products that each separately generate royalty revenue. This situation reduces the potential risk to our operations that may result from reduced sales (or the termination of a license) of a single product for any specific customer.

Off-Balance Sheet Arrangements

As of March 31, 2012, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.

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

•	possible adverse market conditions, possible adverse impacts on our cash flows and competing cash needs could impact the ability and timing of purchases under the share repurchase program; and

•	other factors described in “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K/A for the fiscal year ended September 30, 2011, which you are encouraged to read carefully.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $0.8 million decrease in the fair value of the Company’s available-for-sale securities as of March 31, 2012, but no material impact on the results of operations or cash flows.

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

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation and because the material weakness previously disclosed in both our amended Annual Report on Form 10-K/A filed with the SEC on February 14, 2012 and Quarterly Report on Form 10-Q filed with the SEC on February 14, 2012 had not been remediated as of March 31, 2012, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2012.

The Company has reviewed its internal control procedures related to the evaluation of non-routine events or transactions and has developed additional control procedures to address the material weakness. However, these additional control procedures have not operated for an appropriate amount of time to determine their operational effectiveness and as such, the Company has determined that the material weakness has not been remediated as of March 31, 2012.

Changes in Internal Controls

Other than efforts to remediate the material weakness noted above, there was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company has reviewed its internal control procedures related to the evaluation of non-routine events or transactions and has developed additional control procedures to remediate the material weakness. In particular, the Company has changed its internal control procedures related to the evaluation of non-routine events or transactions to require that such events are prepared and reviewed by individuals with an appropriate level of accounting expertise. However, these additional control procedures have not operated for an appropriate amount of time to determine their operational effectiveness and as such, the Company has determined that the material weakness has not been remediated as of March 31, 2012.

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

There were no purchases of common stock of the Company made during the three months ended March 31, 2012, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

On November 15, 2007, our Board of Directors announced the authorization of the repurchase of $35.0 million of our outstanding common stock. As of March 31, 2012, pursuant to this authorization, we have repurchased a cumulative 1,024,181 shares at an average price of $29.00 per share and the Company has $5.3 million available for authorized share repurchases. This repurchase authorization does not have a fixed expiration date.

On May 7, 2012, our Board of Directors authorized the repurchase of up to $50.0 million of our outstanding common stock. This repurchase authorization does not have a fixed expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1	Restated Articles of Incorporation, as amended - incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837.

3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 – incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.

10.1**	Change of Control Agreement with Timothy J. Arens dated February 9, 2012 – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 10, 2012, SEC File No. 0-23837.

10.2**	Change of Control Agreement with Charles W. Olson dated February 9, 2012 – incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 10, 2012, SEC File No. 0-23837.

10.3**	Change of Control Agreement with Bryan K. Phillips dated February 9, 2012 – incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 10, 2012, SEC File No. 0-23837.

10.4**	Change of Control Agreement with Joseph J. Stich dated February 9, 2012 – incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 10, 2012, SEC File No. 0-23837.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q for SurModics, Inc. for the quarterly period ended March 31, 2012, filed on May 10, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2012	SurModics, Inc.

	By:	/s/ Timothy J. Arens
Timothy J. Arens
Vice President of Finance and
Interim Chief Financial Officer
(duly authorized signatory and principal financial officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2012

SURMODICS, INC.

Exhibit	Description

3.1	Restated Articles of Incorporation, as amended - incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837.

3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 – incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.

10.1**	Change of Control Agreement with Timothy J. Arens dated February 9, 2012 – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 10, 2012, SEC File No. 0-23837.

10.2**	Change of Control Agreement with Charles W. Olson dated February 9, 2012 – incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 10, 2012, SEC File No. 0-23837.

10.3**	Change of Control Agreement with Bryan K. Phillips dated February 9, 2012 – incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 10, 2012, SEC File No. 0-23837.

10.4**	Change of Control Agreement with Joseph J. Stich dated February 9, 2012 – incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 10, 2012, SEC File No. 0-23837.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document***

101.SCH*	XBRL Taxonomy Extension Schema Document***

101.CAL*	XBRL Taxonomy Calculation Linkbase Document***

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith

**	Management contract or compensatory plan or arrangement

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.