Form 10-Q
period 2012-06-30
SURMODICS INC
filed 2012-08-09
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of August 1, 2012 was 17,544,156.

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SurModics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2012	2011
(in thousands, except share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$65,868	$23,217
Available-for-sale securities	13,519	12,196
Held-to-maturity securities	—	3,030
Accounts receivable, net of allowance for doubtful accounts of $45 and $32 as of June 30, 2012 and September 30, 2011, respectively	5,177	4,385
Inventories	3,263	3,181
Deferred tax assets	312	142
Prepaids and other	1,560	2,268
Current assets of discontinued operations	1,130	5,983

Total Current Assets	90,829	54,402

Property and equipment, net	13,214	14,586
Available-for-sale securities	28,801	29,754
Deferred tax assets	9,215	9,017
Intangible assets, net	4,616	5,199
Goodwill	8,010	8,010
Other assets, net	2,990	3,303
Non-current assets of discontinued operations	—	32,511

Total Assets	$157,675	$156,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$740	$1,572
Accrued liabilities:
Compensation	1,822	1,952
Accrued other	829	1,241
Deferred revenue	49	53
Other current liabilities	317	873
Current liabilities of discontinued operations	1,716	5,349

Total Current Liabilities	5,473	11,040
Deferred revenue, less current portion	196	222
Other long-term liabilities	2,355	2,421
Non-current liabilities of discontinued operations	—	3,491

Total Liabilities	8,024	17,174

Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 17,544,463 and 17,531,408 shares issued and outstanding	877	877
Additional paid-in capital	76,749	74,490
Accumulated other comprehensive income (loss)	139	(153)
Retained earnings	71,886	64,394

Total Stockholders’ Equity	149,651	139,608

Total Liabilities and Stockholders’ Equity	$157,675	$156,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
(In thousands, except income (loss) per share)	(Unaudited)		(Unaudited)
Revenue:
Royalties and license fees	$7,104	$7,478	$19,997	$22,638
Product sales	5,748	4,966	15,449	14,543
Research and development	1,107	555	2,639	1,674

Total revenue	13,959	12,999	38,085	38,855

Operating costs and expenses:
Product costs	2,251	1,302	5,456	4,714
Research and development	3,503	3,907	10,653	10,212
Selling, general and administrative	3,412	3,533	10,272	10,730
Restructuring charges	—	—	—	609

Total operating costs and expenses	9,166	8,742	26,381	26,265

Operating income from continuing operations	4,793	4,257	11,704	12,590

Other income (loss):
Investment income, net	137	147	418	498
Impairment loss on investment	—	—	(804)	—
Other income, net	2	171	172	379

Other income (loss)	139	318	(214)	877

Income from continuing operations before income taxes	4,932	4,575	11,490	13,467
Income tax provision	(1,758)	(1,524)	(4,215)	(4,732)

Income from continuing operations	3,174	3,051	7,275	8,735

Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(30)	791	1,231	(8,576)
Loss on sale of discontinued operations, net of income taxes	(82)	—	(1,015)	—

(Loss) income from discontinued operations	(112)	791	216	(8,576)

Net income	$3,062	$3,842	$7,491	$159

Basic income (loss) per share:
Continuing operations	$0.18	$0.17	$0.42	$0.50
Discontinued operations	(0.01)	0.05	0.01	(0.49)
Net income	$0.17	$0.22	$0.43	$0.01

Diluted income (loss) per share:
Continuing operations	$0.18	$0.17	$0.41	$0.50
Discontinued operations	(0.01)	0.05	0.01	(0.49)
Net income	$0.17	$0.22	$0.43	$0.01

Weighted average number of shares outstanding:
Basic	17,528	17,437	17,505	17,409
Diluted	17,647	17,529	17,593	17,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,
	2012	2011
(in thousands)	(Unaudited)
Operating Activities:
Net income	$7,491	$159
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
(Income) loss from discontinued operations	(1,231)	8,576
Loss on sale of discontinued operations	1,015	—
Depreciation and amortization	2,214	2,393
Gain on sale of investments	(172)	(379)
Amortization of premium on held-to-maturity securities	31	72
Impairment loss on investment	804	—
Stock-based compensation	2,189	2,791
Deferred taxes	(548)	(229)
Other	48	12
Change in operating assets and liabilities:
Accounts receivable	(793)	682
Inventories	(82)	(700)
Accounts payable and accrued liabilities	(3,445)	(1,321)
Income taxes	4,632	4,651
Deferred revenue	(30)	429
Prepaids and other	(138)	54

Net cash provided by operating activities from continuing operations	11,985	17,190

Investing Activities:
Purchases of property and equipment	(429)	(1,387)
Purchases of available-for-sale securities	(35,420)	(48,309)
Sales and maturities of available-for-sale securities	35,203	47,827
Maturities of held-to-maturity securities	3,000	1,000
Payments related to a prior business acquisition	—	(5,650)
Cash received from (transferred to) discontinued operations	28,304	(4,102)

Net cash provided by (used in) investing activities from continuing operations	30,658	(10,621)

Financing Activities:

Issuance of common stock	280	487
Purchases of common stock to pay employee taxes	(272)	(10)

Net cash provided by financing activities from continuing operations	8	477

Net cash provided by continuing operations	42,651	7,046

Discontinued Operations:
Net cash used in operating activities	(1,513)	(2,170)
Net cash provided by (used in) investing activities	29,817	(1,892)
Net cash (used in) provided by financing activities	(28,304)	4,062

Net cash (used in) provided by discontinued operations	—	—

Net change in cash and cash equivalents	42,651	7,046
Cash and Cash Equivalents:
Beginning of period	23,217	11,391

End of period	$65,868	$18,437

Supplemental Information:

Cash paid (received) for income taxes	$389	$(398)
Noncash transaction – acquisition of property and equipment on account	$8	$104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended June 30, 2012

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results of SurModics, Inc. and subsidiaries (“SurModics” or the “Company”) for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire 2012 fiscal year.

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

Certain items in the condensed consolidated financial statements for the three and nine months ended June 30, 2011, and assets and liabilities as of September 30, 2011, have been reclassified to conform to the current period presentation. As discussed in Note 3, the results of operations, assets and liabilities of SurModics Pharmaceuticals, Inc. (“SurModics Pharmaceuticals”) have been accounted for as discontinued operations for all periods presented. Accordingly, the results of operations, cash flows, assets and liabilities of SurModics Pharmaceuticals for prior periods have been reclassified to discontinued operations. In addition, footnote disclosures have also been modified to conform to the current period presentation as appropriate.

Changes to Condensed Consolidated Statements of Income

Beginning with the Form 10-Q for the first quarter of fiscal 2012, the Company changed the format of the condensed consolidated statements of income for reporting cost of revenue associated with research and development revenue. The change in format combines customer research and development expenses with other research and development expenses into the research and development expense category. Previously the research and development revenue exceeded ten percent of total revenue and as such Regulation S-X Rule 5-03 required presentation of an associated cost of revenue. With the presentation of the Pharmaceuticals segment as discontinued operations, the research and development revenue no longer exceeds ten percent of total revenue and as such there is no requirement to disclose a corresponding cost. All prior periods have been reclassified to present results following this new format.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued changes to the presentation of comprehensive income. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on October 1, 2012 (fiscal 2013). Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, management has determined these changes will not have an impact on the consolidated financial statements.

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

As part of the Pharma Sale, the Company recorded a loss on the sale in the first nine months of fiscal 2012 of $1.7 million ($1.0 million net of income tax benefit), including transaction costs of $1.7 million. The loss is included in “Loss on sale of discontinued operations” in the condensed consolidated statements of income.

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

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011
Total revenue	$—	$4,970	$5,311	$11,823

(Loss) income from discontinued operations	$—	$(810)	$2,309	$(12,699)
Income tax (provision) benefit	(30)	1,601	(1,078)	4,123

(Loss) income from discontinued operations, net of income taxes	$(30)	$791	$1,231	$(8,576)

Loss on sale of discontinued operations	$(57)	$—	$(1,691)	$—
Income tax (provision) benefit	(25)	—	676	—

Loss on sale of discontinued operations, net of income taxes	$(82)	$—	$(1,015)	$—

The major classes of assets and liabilities of discontinued operations as of June 30, 2012 and September 30, 2011 were as follows (in thousands):

	June 30,	September 30,
	2012	2011
Accounts receivable, net	$358	$3,309
Inventories	—	969
Other current assets	772	1,705

Current assets of discontinued operations	1,130	5,983

Property and equipment, net	—	24,911
Intangible assets, net	—	3,683
Other assets, net	—	3,917

Total assets of discontinued operations	$1,130	$38,494

Accounts payable	$—	$849
Accrued liabilities – compensation	—	1,522
Deferred revenue	—	550
Other current liabilities	1,716	2,428

Current liabilities of discontinued operations	1,716	5,349
Deferred revenue, less current portion	—	3,371
Other long-term liabilities	—	120

Total liabilities of discontinued operations	$1,716	$8,840

The assets and liabilities of discontinued operations as of June 30, 2012 are mainly associated with accounts receivable not purchased by Evonik, deferred tax assets and a retained liability of $1.7 million associated with financial incentives SurModics Pharmaceuticals received from various Alabama governmental authorities related to creation of jobs in Alabama. See also Note 16 for further discussion of the Alabama jobs commitment liability.

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

Level 1 - Quoted (unadjusted) prices in active markets for identical assets or liabilities.

The Company’s Level 1 asset consists of its investment in OctoPlus, N.V. (“OctoPlus”) (see Note 7 for further information). The fair market value of this investment is based on the quoted price of OctoPlus shares as traded on the Euronext Amsterdam Stock Exchange.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company’s Level 2 assets consist of money market funds, U.S. Treasury securities, corporate bonds, municipal bonds, U.S. government agency securities, government agency and municipal securities and certain asset-backed and mortgage-backed securities. Fair market values for these assets are based on quoted vendor prices and broker pricing where all significant inputs are observable.

Level 3 - Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

Level 3 assets can include asset-backed and mortgage-backed securities. When applicable, the fair market values of these investments are determined by broker pricing where not all significant inputs are observable. There were no Level 3 assets at March 31, 2011, June 30, 2011, March 31, 2012 or June 30, 2012 and there was no Level 3 activity during the third quarter of fiscal 2012 or fiscal 2011.

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company did not significantly change its valuation techniques from prior periods.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of June 30, 2012
Assets:
Cash equivalents	$—	$14,601	$—	$14,601
Available-for-sale debt securities:
U.S. government and government agency obligations	—	32,774	—	32,774
Mortgage-backed securities	—	3,305	—	3,305
Municipal bonds	—	3,212	—	3,212
Asset-backed securities	—	910	—	910
Corporate bonds	—	2,119	—	2,119
Other assets	877	—	—	877

Total assets measured at fair value	$877	$56,921	$—	$57,798

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 30, 2011
Assets:
Cash equivalents	$—	$8,419	$—	$8,419
Available-for-sale debt securities:
U.S. government and government agency obligations	—	30,603	—	30,603
Mortgage-backed securities	—	3,933	15	3,948
Municipal bonds	—	3,614	—	3,614
Asset-backed securities	—	1,279	9	1,288
Corporate bonds	—	2,497	—	2,497
Other assets	1,190	—	—	1,190

Total assets measured at fair value	$1,190	$50,345	$24	$51,559

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following tables provide a reconciliation of financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands). Transfers of instruments into and out of Level 3 are based on beginning of period values.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Nine Months Ended June 30, 2012 Available-for-Sale Debt Securities
	Mortgage- Backed Securities	Asset- Backed Securities	Total
Balance at September 30, 2011	$15	$9	$24
Transfers into Level 3	—	—	—
Transfers out of Level 3	(15)	(9)	(24)
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—

Balance at June 30, 2012	$—	$—	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Nine Months Ended June 30, 2011 Available-for-Sale Debt Securities
	U.S. Government Obligations	Mortgage- Backed Securities	Total
Balance at September 30, 2010	$704	$69	$773
Transfers into Level 3	—	—	—
Transfers out of Level 3	(695)	(68)	(763)
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	19	(1)	18
Purchases	—	620	620
Issuances	—	—	—
Sales	(28)	(620)	(648)
Settlements	—	—	—

Balance at June 30, 2011	$—	$—	$—

5.	Investments

Investments consist principally of U.S. government and government agency obligations and mortgage-backed securities and are classified as available-for-sale or held-to-maturity at June 30, 2012 and September 30, 2011. Available-for-sale securities are reported at fair value with unrealized gains and losses net of tax excluded from operations and reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income. This adjustment results in a new cost basis for the investment. Investments that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. When an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity occurs, the Company writes down the security to fair value with a corresponding adjustment to other income. Interest on debt securities, including amortization of premiums and accretion of discounts, is included in other income. Realized gains and losses from the sales of debt securities, which are included in other income, are determined using the specific identification method.

The original cost, unrealized holding gains and losses, and fair value of available-for-sale securities as of June 30, 2012 and September 30, 2011 were as follows (in thousands):

	June 30, 2012
	Original Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$32,614	$161	$(1)	$32,774
Mortgage-backed securities	3,212	129	(36)	3,305
Municipal bonds	3,183	30	(1)	3,212
Asset-backed securities	955	1	(46)	910
Corporate bonds	2,100	22	(3)	2,119

Total	$42,064	$343	$(87)	$42,320

	September 30, 2011
	Original Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$30,433	$176	$(6)	$30,603
Mortgage-backed securities	3,871	131	(54)	3,948
Municipal bonds	3,561	53	—	3,614
Asset-backed securities	1,336	1	(49)	1,288
Corporate bonds	2,474	32	(9)	2,497

Total	$41,675	$393	$(118)	$41,950

The original cost and fair value of investments by contractual maturity at June 30, 2012 were as follows (in thousands):

	Amortized Cost	Fair Value
Debt securities due within:
One year	$13,509	$13,519
One to five years	24,346	24,545
Five years or more	4,209	4,256

Total	$42,064	$42,320

The following table summarizes sales of available-for-sale securities (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Proceeds from sales	$649	$23,247	$35,203	$47,827
Gross realized gains	$3	$171	$174	$383
Gross realized losses	$(1)	$—	$(2)	$(4)

During the second quarter of fiscal 2012, all remaining held-to-maturity debt securities matured. Therefore, there were no held-to-maturity debt securities at June 30, 2012. At September 30, 2011, the amortized cost and fair market value of held-to-maturity debt securities were $3.0 million and $3.1 million, respectively.

6.	Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components (in thousands):

	June 30,	September 30,
	2012	2011
Raw materials	$1,285	$1,218
Finished products	1,978	1,963

Total	$3,263	$3,181

7.	Other Assets

Other assets consist principally of strategic investments as follows (in thousands):

	June 30,	September 30,
	2012	2011
Investment in OctoPlus N.V.	$877	$1,190
Investment in Nexeon MedSystems	285	285
Investment in ThermopeutiX	1,185	1,185
Investment in ViaCyte, Inc.	559	559
Other	84	84

Other assets, net	$2,990	$3,303

The Company accounts for most of its strategic investments under the cost method. The Company accounts for its investment in OctoPlus common stock, whose shares are traded on the Euronext Amsterdam Stock Exchange, as an available-for-sale investment. Available-for-sale investments are reported at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations, recorded in the other income section of the condensed consolidated statements of income. The cost basis in the Company’s investment in OctoPlus is $0.9 million as of June 30, 2012. In the second quarter of fiscal 2012, the Company recognized an impairment loss on the investment totaling $0.8 million based on a significant decline in the stock price of OctoPlus and length of time the stock price has been trading below the previous cost basis of $1.7 million.

The Company recognized revenue of less than $0.1 million for each of the three months ended June 30, 2012 and 2011 and the nine months ended June 30, 2012 and the Company recognized revenue of $0.1 million for the nine months ended June 30, 2011, from activity with companies in which it had a strategic investment.

8.	Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer relationships, licenses and trademarks. For the three months ended June 30, 2012 and 2011, the Company recorded amortization expense of $0.2 million for each period. For the nine months ended June 30, 2012 and 2011, the Company recorded amortization expense of $0.6 million for each period.

Intangible assets consisted of the following (in thousands):

	June 30, 2012
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(2,599)	$2,258
Core technology	8.0	530	(326)	204
Patents and other	16.8	2,255	(681)	1,574

Subtotal		7,642	(3,606)	4,036
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,222	$(3,606)	$4,616

	September 30, 2011
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(2,195)	$2,662
Core technology	8.0	530	(276)	254
Patents and other	16.8	2,308	(605)	1,703

Subtotal		7,695	(3,076)	4,619
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,275	$(3,076)	$5,199

Based on the intangible assets in service as of June 30, 2012, estimated amortization expense for the remainder of fiscal 2012 and each of the next five fiscal years is as follows (in thousands):

Remainder of 2012	$186
2013	742
2014	742
2015	731
2016	594
2017	183

Future amortization amounts presented above are estimates. Actual future amortization expense may be different, as a result of future acquisitions, impairments, changes in amortization periods, or other factors.

9.	Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value assigned to the assets purchased and liabilities assumed in connection with the Company’s acquisition. The carrying amount of goodwill is evaluated annually, and between annual evaluations if events occur or circumstances change indicating that the carrying amount of goodwill may be impaired.

The $8.0 million of goodwill at June 30, 2012 and September 30, 2011 is related to the In Vitro Diagnostics reporting unit. The goodwill was not impaired based on the outcome of the fiscal 2011 annual impairment test, and there have been no events or circumstances that have occurred in fiscal 2012 to indicate that the goodwill may be impaired.

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

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Product costs	$5	$18	$31	$59
Research and development	71	271	453	865
Selling, general and administrative	580	589	1,705	1,867

Total	$656	$878	$2,189	$2,791

As of June 30, 2012, approximately $4.1 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.1 years. The unrecognized compensation costs above include $0.9 million associated with performance share awards that are currently anticipated to be fully expensed because the performance conditions for certain award periods are expected to be met. The unrecognized compensation costs above exclude $0.1 million associated with performance share awards that are currently anticipated to not be fully expensed because the performance conditions for certain award periods are not expected to be met.

Stock Option Plans

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair value of stock options granted during the three months ended June 30, 2012 was $5.94. There were no stock options granted in the three months ended June 30, 2011. The weighted average per share fair values of stock options granted during the nine months ended June 30, 2012 and 2011 were $5.24 and $3.96, respectively. The assumptions used as inputs in the model were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Risk-free interest rates	0.7%	N/A	0.8%	1.5%
Expected life (years)	4.8	N/A	4.8	4.8
Expected volatility	48.6%	N/A	49.6%	45.0%
Dividend yield	0%	N/A	0%	0%

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

The total pre-tax intrinsic value of options exercised during the nine months ended June 30, 2012 was $49,000. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period end. No stock options were exercised during each of the three months ended June 30, 2012 and 2011 and the nine months ended June 30, 2011.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance these shares are considered to be non-vested shares. The Restricted Stock will be released to the key employees if they are employed by the Company at the end of the vesting period. The stock-based compensation table above includes Restricted Stock expenses of less than $0.1 million and $0.2 million during the three and nine months ended June 30, 2012, respectively, and $0.1 million and $0.5 million for the three and nine months ended June 30, 2011, respectively.

Performance Share Awards

The Company has entered into performance share agreements with certain key employees, covering the issuance of common stock (“Performance Shares”). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives, which must be achieved during the performance period. Compensation is recognized in each period based on management’s best estimate of the achievement level of the grants’ specified performance objectives and the resulting vesting amounts. The Company recognized expenses of approximately $0.4 million and $0.7 million related to Performance Shares for the three and nine months ended June 30, 2012, respectively. For the three and nine months ended June 30, 2011, the Company recognized expenses of approximately $0.1 million and $0.2 million, respectively. The stock-based compensation table above includes the Performance Shares expenses.

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of June 30, 2012 and 2011, there were less than $0.1 million of employee contributions for each period, included in accrued liabilities in the condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three months ended June 30, 2012 and 2011 totaled less than $0.1 million for each period. Stock compensation expense for the nine months ended June 30, 2012 and 2011 totaled approximately $0.1 million for each period. The stock-based compensation table above includes the Stock Purchase Plan expenses.

11.	Restructuring Charges

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

During the three and nine months ended June 30, 2012, the Company did not incur any restructuring charges. The charges for fiscal 2011 have been presented separately as restructuring charges in the condensed consolidated statements of income. In addition, all restructuring costs related to SurModics Pharmaceuticals are included in discontinued operations.

Cash payments associated with the two fiscal 2011 restructuring events totaled $0.7 million during the nine months ended June 30, 2012, leaving a restructuring accrual balance of less than $0.1 million at June 30, 2012. There were also payments of less than $0.1 million during the nine months ended June 30, 2012 associated with facility-related costs related to a fiscal 2010 restructuring event, leaving a restructuring accrual balance of $0.2 million at June 30, 2012.

The following table summarizes the restructuring accrual activity for the nine months ended June 30, 2012 (in thousands):

	Employee severance and benefits	Facility- related costs	Total
Balance at September 30, 2011	$730	$250	$980
Cash payments	(720)	(54)	(774)

Balance at June 30, 2012	$10	$196	$206

The remaining restructuring accrual balance relates to the fiscal 2011 and 2010 restructurings and is expected to be paid within the next 15 months. As such, the current portion totaling $0.2 million is recorded as a current liability within other current liabilities and the long-term portion totaling less than $0.1 million is recorded as a long-term liability within other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2012.

12.	Income (Loss) Per Share Data

The following table sets forth the denominator for the computation of basic and diluted income (loss) per share (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	17,528	17,437	17,505	17,409
Dilutive effect of outstanding stock options and non-vested stock	119	92	88	47

Diluted weighted average shares outstanding	17,647	17,529	17,593	17,456

The calculation of weighted average diluted shares outstanding excluded outstanding stock options for 0.7 million and 1.1 million shares of common stock for the three months ended June 30, 2012 and 2011, respectively, and 0.7 million and 1.1 million for the nine months ended June 30, 2012 and 2011, respectively, as their inclusion would have had an antidilutive effect on diluted income (loss) per share.

13.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Net income	$3,062	$3,842	$7,491	$159
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	44	(80)	401	(82)
Less reclassification adjustment for realized gains included in net income, net of tax	(2)	(106)	(109)	(236)

Other comprehensive income (loss)	42	(186)	292	(318)

Comprehensive income (loss)	$3,104	$3,656	$7,783	$(159)

14.	Income Taxes

The Company recorded income tax provisions associated with income from continuing operations of $1.8 million and $1.5 million for the three months ended June 30, 2012 and 2011, respectively, representing effective tax rates of 35.6% and 33.3%, respectively. The Company recorded income tax provisions associated with income from continuing operations of $4.2 million and $4.7 million for the nine months ended June 30, 2012 and 2011, respectively, representing effective tax rates of 36.7% and 35.1%, respectively. The difference between the U.S. federal statutory tax rate of 35.0% and the Company’s effective tax rate for the three and nine months ended June 30, 2012 and 2011 reflects the impact of state income taxes, permanent tax items and discrete tax benefits.

The Company recorded an income tax expense from discontinued operations of less than $0.1 million and an income tax benefit from discontinued operations of $1.6 million for each of the three months ended June 30, 2012 and 2011, respectively. The Company recorded an income tax expense from discontinued operations of $1.1 million and an income tax benefit from discontinued operations of $4.1 million for each of the nine months ended June 30, 2012 and 2011, respectively. The Company recorded an income tax expense of less than $0.1 million and an income tax benefit of $0.7 million from the sale of discontinued operations for the three and nine months ended June 30, 2012. The effective tax rate applied to discontinued operations was 96.5% and 197.7% for the three months ended June 30, 2012 and 2011, respectively, and 65.0% and 32.5% for the nine months ended June 30, 2012 and 2011, respectively. The effective tax rates as calculated include tax return to accrual adjustments. The tax rate for the nine months ended June 30, 2011 is lower than the U.S. federal statutory tax rate of 35.0% because of a non-deductible goodwill impairment charge of $5.7 million on a pre-tax loss of $12.7 million.

The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of June 30, 2012 and September 30, 2011, respectively, are $1.5 million and $1.6 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months with the above balances classified on the condensed consolidated balance sheets in other long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax return for fiscal 2010 in the first quarter of fiscal 2012. The IRS completed its examination in the third quarter of fiscal 2012 and a minimal payment was made in the fourth quarter of fiscal 2012 associated with a timing adjustment. The IRS completed an examination of the Company’s U.S. income tax return for fiscal 2009 and a payment was made in the third quarter of fiscal 2011 associated with timing adjustments. U.S. income tax returns for years prior to fiscal 2009 are no longer subject to examination by federal tax authorities. Tax returns for state and local jurisdictions for fiscal years 2003 through 2011 remain subject to examination by state and local tax authorities.

15.	Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. On November 17, 2011, the Company completed its sale of SurModics Pharmaceuticals. Accordingly, beginning in the first quarter of fiscal 2012, all results of operations, cash flows, assets and liabilities of SurModics Pharmaceuticals for all periods presented are classified as discontinued operations. Beginning in the first quarter of fiscal 2012, following the sale of SurModics Pharmaceuticals which was previously reported as a separate operating segment, the Company is now organized into two segments, as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device, with end markets that include coronary, peripheral, and neuro-vascular, and urology, among others, and (2) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications, with products that include microarray slide technologies, protein stabilization reagents, substrates, and antigens.

The tables below present segment revenue, operating income from continuing operations and depreciation and amortization, as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Revenue:
Medical Device	$10,269	$9,559	$27,889	$29,372
In Vitro Diagnostics	3,690	3,440	10,196	9,483

Total revenue	$13,959	$12,999	$38,085	$38,855

Operating income (loss):
Medical Device	$5,173	$4,574	$13,226	$15,035
In Vitro Diagnostics	1,070	1,439	3,246	3,354
Corporate	(1,450)	(1,756)	(4,768)	(5,799)

Total operating income from continuing operations	$4,793	$4,257	$11,704	$12,590

Depreciation and amortization:
Medical Device	$355	$397	$1,073	$1,230
In Vitro Diagnostics	193	200	582	598
Corporate	186	192	559	565

Total depreciation and amortization	$734	$789	$2,214	$2,393

Segment results above for the nine months ended June 30, 2011 include restructuring charges of $0.6 million in Corporate. There were no restructuring charges for the three months ended June 30, 2011 or for the three and nine months ended June 30, 2012.

Corporate includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board related, that have not been fully allocated to segments. Corporate also includes special charges, such as restructuring costs, which are not specific to a segment.

Asset information by segment is not presented because the Company does not provide its chief operating decision maker assets by segment, as the data is not readily available.

16.	Commitments and Contingencies

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

Southern Research Institute (“SRI”) Litigation. On July 31, 2009, the Company’s SurModics Pharmaceuticals subsidiary was named as a defendant in litigation pending in the circuit court of Jefferson County, Alabama, between SRI and two of SRI’s former employees (the “Plaintiffs”). In the litigation, the Plaintiffs allege that they contributed to or invented certain intellectual property while they were employed at SRI, and pursuant to SRI’s policies then in effect, they are entitled to, among other things, a portion of the purchase price consideration paid by the Company to SRI as part of the Company’s acquisition of SurModics Pharmaceuticals pursuant to a stock purchase agreement made effective on July 31, 2007 (the “Stock Purchase Agreement”). The Plaintiffs have also alleged that they are entitled to a portion of the intellectual property income derived from license agreements with certain customers of SurModics Pharmaceuticals that make use of patents to which the Plaintiffs invented or contributed. A trial has not yet been scheduled. Pursuant to the Stock Purchase Agreement, the Company has certain rights of indemnification against losses (including without limitation, damages, expenses and costs) incurred as a result of the litigation. The Company has recorded unreimbursed legal expenses related to this litigation within selling, general and administrative expenses from continuing operations in the condensed consolidated statements of income. However, the Company has not recorded an expense or any liabilities related to damages related to this litigation as the probability of the outcome is currently not determinable and any potential loss is not estimable. The Company believes that it has meritorious defenses to the Plaintiff’s claims and will vigorously defend and prosecute this matter.

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

PR Pharmaceuticals, Inc. In November 2008, the Company’s SurModics Pharmaceuticals subsidiary acquired certain contracts and assets of PR Pharmaceuticals, Inc. to enhance its portfolio of drug delivery technologies for the pharmaceutical and biotechnology industries. The sellers of PR Pharmaceuticals, Inc. are still eligible to receive up to an additional $3.0 million in cash based on successful achievement of specified milestones for successful patent issuances and product development. The Company agreed to indemnify Evonik, for a period of five years, for certain contingent consideration obligations when it sold substantially all of the SurModics Pharmaceuticals assets to Evonik on November 17, 2011.

Alabama Jobs Commitment. In April 2008, the Company purchased a 286,000 square foot office and warehouse facility to support cGMP needs of customers and the anticipated growth of the SurModics Pharmaceuticals business. At the same time, SurModics Pharmaceuticals entered into an agreement with various governmental authorities to obtain financial incentives associated with creation of jobs in Alabama. Some of the governmental agencies have recapture rights in connection with the financial incentives if a specific number of full-time employees were not hired by June 2012, with an extension to June 2013 if circumstances or events occurred that were beyond the control of SurModics Pharmaceuticals or could not have been reasonably anticipated by SurModics Pharmaceuticals. This liability was retained by the Company and did not transfer to Evonik as part of the Pharma Sale. As of June 30, 2012, SurModics Pharmaceuticals had received $1.7 million in connection with the agreement, and the Company recorded the payments in current liabilities of discontinued operations on the condensed consolidated balance sheet as of June 30, 2012 because the Company has not met the criteria to recognize the amounts received as income. The Company is reviewing its obligations with respect to the financial incentives discussed above, which review may include discussions with the various governmental authorities that are parties to the agreement.

17.	Subsequent Event

On August 6, 2012, the Company commenced a “modified Dutch auction” self-tender offer to purchase up to $55.0 million in value of its common stock at a price not greater than $19.00 and not less than $17.00 per share. The tender offer period is expected to expire on September 5, 2012, unless extended by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with both the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2011. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statement entitled “Forward-Looking Statements” located near the end of Part I of this report.

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

We have reported the Pharmaceuticals segment as discontinued operations beginning in the first quarter of fiscal 2012, as disclosed in Notes 1 and 3 to the condensed consolidated financial statements. Accordingly, all results of operations, cash flows, assets and liabilities of SurModics Pharmaceuticals for all periods presented are classified as discontinued operations.

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

Results of Operations – Three Months Ended June 30

Revenue. Revenue during the third quarter of fiscal 2012 was $14.0 million, an increase of $1.0 million, or 7%, compared with the third quarter of fiscal 2011. The increase in revenue, as detailed in the table below, is further explained in the narrative below.

	Three Months Ended
	June 30,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	Change
Revenue:
Medical Device	$10,269	$9,559	$710	7%
In Vitro Diagnostics	3,690	3,440	250	7%

Total revenue	$13,959	$12,999	$960	7%

Medical Device. Revenue in Medical Device was $10.3 million in the third quarter of fiscal 2012, an increase of 7% compared with $9.6 million for the third quarter of fiscal 2011. The increase in total revenue reflected higher R&D revenue and product sales, partially offset by lower royalty revenue and license fees. Our royalty and product revenue from Cordis Corporation, a subsidiary of Johnson & Johnson (“Cordis”), decreased $1.1 million in the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011. Offsetting this negative impact was continued growth in our hydrophilic coatings offerings, including R&D revenue, to other medical device customers.

As we have disclosed in previous filings, Medical Device has historically derived a substantial amount of revenue from royalties and license fees and product sales attributable to Cordis, on its CYPHER® Sirolimus-eluting Coronary Stent. The CYPHER® stent incorporated a proprietary SurModics polymer coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in coronary artery lesions. The CYPHER® stent faced continuing competition from Boston Scientific Corporation, Medtronic, Inc. (“Medtronic”) and Abbott Laboratories. In June 2011, Cordis announced the cessation of the manufacture of the CYPHER® and CYPHER SELECT® Plus stents by the end of calendar 2011. In July 2011, Cordis notified the Company of its intention to terminate the exclusivity arrangements under the license agreement, which also resulted in a termination of the minimum quarterly royalty requirements beginning in the first quarter of fiscal 2012. For the last several years, royalty revenue and reagent product sales have decreased as a result of lower CYPHER® stent sales, and we had anticipated that royalty revenue from CYPHER® stents would continue to decrease. Beginning with the first quarter of fiscal 2012, since the minimum royalty requirements have been eliminated, royalties under the license agreement are based on a percentage of CYPHER® stent sales until the products are no longer sold.

In Vitro Diagnostics. Revenue in In Vitro Diagnostics was $3.7 million in the third quarter of fiscal 2012, an increase of 7% compared with $3.4 million for the prior-year period. This increase was attributable to $0.3 million of higher sales of our stabilization and antigen products, partially offset by $0.1 million of lower sales of other products.

Product costs. Product costs were $2.3 million in the third quarter of fiscal 2012, compared to $1.3 million in the prior-year period. The $1.0 million increase in product costs principally reflected higher manufacturing costs and the mix of products sold in the third quarter of fiscal 2012. Overall product gross margins averaged 61% in the third quarter of fiscal 2012, compared with 74% for the prior-year period.

Research and development expenses. R&D expenses were $3.5 million for the third quarter of fiscal 2012, a decrease of 10% compared with $3.9 million for the third quarter of fiscal 2011. The decrease was primarily a result of $0.5 million of lower compensation costs offset partially by higher temporary labor costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $3.4 million for the three months ended June 30, 2012, a decrease of 3% compared with $3.5 million for the prior-year period. The decrease was primarily attributable to lower compensation costs resulting from our fiscal 2011 restructurings, offset partially by higher general legal expenses.

Other income (loss). Other income (loss) was income of $0.1 million in the third quarter of fiscal 2012, compared with income of $0.3 million for the third quarter of fiscal 2011. The decrease primarily reflects $0.2 million in realized gains associated with our investment portfolio in the third quarter of fiscal 2011.

Income tax provision. The income tax provision associated with continuing operations was $1.8 million and $1.5 million for the three months ended June 30, 2012 and 2011, respectively, representing effective tax rates of 35.6% and 33.3%, respectively. The higher income tax provision for the three months ended June 30, 2012 was a result of higher pre-tax income. The difference between the U.S. federal statutory tax rate of 35.0% and the Company’s effective tax rate for the three months ended June 30, 2012 and 2011 reflects the impact of state income taxes, permanent tax items and discrete tax benefits. Discrete tax items were a benefit of $0.1 million in each of the three months ended June 30, 2012 and 2011.

(Loss) income from discontinued operations. (Loss) income from discontinued operations, net of income tax provision or benefit, from the Pharmaceuticals segment, was a loss of less than $0.1 million for the third quarter of fiscal 2012 and income of $0.8 million for the third quarter of fiscal 2011. Revenue from the Pharmaceuticals segment was zero and $5.0 million for the third quarter of fiscal 2012 and 2011, respectively. Expenses recorded in the third quarter of fiscal 2012 relate to the Pharmaceuticals segment income tax provision and represent adjustment between the tax provision from fiscal 2011 and the filing of fiscal 2011 income tax returns in the third quarter of fiscal 2012.

Loss on sale of discontinued operations. Loss on sale of discontinued operations recorded in the third quarter of fiscal 2012 related to the Pharma Sale was $0.1 million, which is a result of settlement of minor contractual matters that arose in the third quarter of fiscal 2012 and related tax impact.

Segment Operating Results

Operating income for each of our two reportable segments, following the sale of SurModics Pharmaceuticals, was as follows (in thousands):

	Three months ended June 30,
	2012	2011
Operating income (loss):
Medical Device	$5,173	$4,574
In Vitro Diagnostics	1,070	1,439
Corporate	(1,450)	(1,756)

Total operating income from continuing operations	$4,793	$4,257

Medical Device. Operating income was $5.2 million in the third quarter of fiscal 2012, compared with $4.6 million in the third quarter of fiscal 2011. The increased operating income resulted from $0.5 million each of higher R&D revenue and product sales, partially offset by $0.3 million of lower royalty revenue. We generated higher royalty income from many of our customers which materially offset a decline of $1.1 million in royalty revenue from our license agreement with Cordis related to the CYPHER® and CYPHER SELECT® Plus stents. Medical Device product gross margins declined to 65% in the third quarter of fiscal 2012 compared with 73% in the prior-year quarter. Medical Device operating expenses in the third quarter of fiscal 2012 were relatively flat compared with the third quarter of fiscal 2011 with lower compensation cost offset by higher development and outside services costs.

In Vitro Diagnostics. Operating income was $1.1 million in the third quarter of fiscal 2012, compared with $1.4 million in the third quarter of fiscal 2011. The gross margin decrease of $0.4 million compared with the prior-year period was the primary contributor to the operating income decrease. Higher manufacturing costs, $0.1 million of increased levels of scrapped materials and product mix negatively impacted the fiscal 2012 third quarter gross margins compared with the fiscal 2011 third quarter gross margins.

Corporate. Operating loss was $1.5 million in the third quarter of fiscal 2012, compared with $1.8 million in the third quarter of fiscal 2011. The decrease of $0.3 million in the operating loss in fiscal 2012 mainly reflected benefits from lower compensation and occupancy costs which were offset partially by higher general legal expenses.

Results of Operations – Nine Months Ended June 30

Revenue. Revenue during the first nine months of fiscal 2012 was $38.1 million, a decrease of $0.8 million, or 2%, compared with the first nine months of fiscal 2011. The decrease in revenue, as detailed in the table below, is further explained in the narrative below.

	Nine Months Ended
	June 30,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	Change
Revenue:
Medical Device	$27,889	$29,372	$(1,483)	(5)%
In Vitro Diagnostics	10,196	9,483	713	8%

Total revenue	$38,085	$38,855	$(770)	(2)%

Medical Device. Revenue in Medical Device was $27.9 million in the first nine months of fiscal 2012, a decrease of 5% compared with $29.4 million for the first nine months of fiscal 2011. The decrease in total revenue reflected $2.5 million of lower royalty revenue, partially offset by higher R&D revenue and product sales. Our royalty and product revenue from Cordis decreased $4.1 million in the first nine months of fiscal 2012 compared with the first nine months of fiscal 2011. Partially offsetting this impact was growth of approximately 9% in our hydrophilic coatings royalties associated with other medical device customers.

In Vitro Diagnostics. Revenue in In Vitro Diagnostics was $10.2 million in the first nine months of fiscal 2012, an increase of 8% compared with $9.5 million for the prior-year period. This increase was attributable to $1.0 million of higher sales of our stabilization, antigens and microarray slide products, partially offset by $0.3 million of lower sales of other products.

Product costs. Product costs were $5.5 million in the first nine months of fiscal 2012, compared with $4.7 million in the prior-year period. The $0.8 million increase in product costs principally reflected the mix of products sold. Overall product gross margins averaged 65% in the first nine months of fiscal 2012, compared with 68% for the prior-year period. The decrease in product gross margins reflected the mix of products sold in the first nine months of fiscal 2012, as there were increased levels of lower margin diagnostic product sales compared with prior-year results and an increase in scrapped materials.

Research and development expenses. R&D expenses were $10.7 million for the first nine months of fiscal 2012, an increase of 4% compared with $10.2 million for the first nine months of fiscal 2011. The increase was primarily a result of the recognition of $0.8 million of therapeutic grant income (which was recorded as a reduction of expenses) in the first nine months of fiscal 2011, associated with awards received under the federal qualified therapeutic discovery project program and $0.5 million of higher temporary labor costs in the first nine months of fiscal 2012, partially offset by lower compensation costs resulting from our fiscal 2011 restructurings.

Selling, general and administrative expenses. Selling, general and administrative expenses were $10.3 million for the nine months ended June 30, 2012, a decrease of 4% compared with $10.7 million for the prior-year period. The decrease was primarily attributable to lower compensation costs resulting from our fiscal 2011 restructurings and Board expenses in fiscal 2012, partially offset by higher general legal expenses.

Restructuring charges. During the three and nine months ended June 30, 2012, we did not incur any restructuring charges. The charges for the nine months ended June 30, 2011 have been presented separately as restructuring charges in the condensed consolidated statements of income. In addition, all restructuring costs related to SurModics Pharmaceuticals are included in discontinued operations.

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

Cash payments associated with the two fiscal 2011 restructuring events (including the fiscal fourth quarter 2011 restructuring event) totaled $0.7 million during the nine months ended June 30, 2012, leaving a restructuring accrual balance of less than $0.1 million at June 30, 2012. There were also payments of less than $0.1 million during the nine months ended June 30, 2012 associated with facility-related costs related to a fiscal 2010 restructuring event, leaving a restructuring accrual balance of $0.2 million at June 30, 2012. The total remaining restructuring accrual balance of $0.2 million at June 30, 2012 relates to the fiscal 2011 and 2010 restructurings and is expected to be paid within the next 15 months.

Other income (loss). Other income (loss) was a loss of $0.2 million in the first nine months of fiscal 2012, compared with income of $0.9 million for the first nine months of fiscal 2011. The loss in the first nine months of fiscal 2012 principally reflects a $0.8 million impairment loss on our investment in OctoPlus, based on a significant decline in the stock price of OctoPlus and length of time during fiscal 2012 when the stock price has been trading below its previous cost basis. Income from investments was $0.4 million, compared with $0.5 million in the prior-year period. The decrease primarily reflects lower yields on our investment balances. In addition, we recognized $0.2 million and $0.4 million in realized investment gains associated with our investment portfolio in the first nine months of fiscal 2012 and 2011, respectively.

Income tax provision. The income tax provision associated with continuing operations was $4.2 million and $4.7 million for the nine months ended June 30, 2012 and 2011, respectively, representing effective tax rates of 36.7% and 35.1%, respectively. The lower income tax provision for the nine months ended June 30, 2012 was a result of lower pre-tax income. The difference between the U.S. federal statutory tax rate of 35.0% and the Company’s effective tax rate for the nine months ended June 30, 2012 and 2011 reflects the impact of state income taxes, permanent tax items and discrete tax benefits. Discrete tax benefits were $0.1 million and $0.2 million in the nine months ended June 30, 2012 and 2011, respectively.

(Loss) income from discontinued operations. (Loss) income from discontinued operations, net of income tax provision or benefit, for the nine months ended June 30, 2012 and 2011, from the Pharmaceuticals segment was income of $1.2 million and loss of $8.6 million, respectively. Revenue from the Pharmaceuticals segment was $5.3 million and $11.8 million for the first nine months of fiscal 2012 and 2011, respectively. Activity related to the Pharmaceuticals segment for the first nine months of fiscal 2012 includes the period from October 1, 2011 to November 17, 2011, the date of the Pharma Sale. The loss from discontinued operations for the first nine months of fiscal 2011 included a $5.7 million goodwill impairment charge.

Loss on sale of discontinued operations. Loss on sale of discontinued operations recorded in the first nine months of fiscal 2012 related to the Pharma Sale was $1.0 million ($1.7 million on a pre-tax basis), which was principally related to transaction closing costs which totaled $1.7 million.

Segment Operating Results

Operating income for each of our two reportable segments, following the sale of SurModics Pharmaceuticals, was as follows (in thousands):

	Nine months ended June 30,
	2012	2011
Operating income (loss):
Medical Device	$13,226	$15,035
In Vitro Diagnostics	3,246	3,354
Corporate	(4,768)	(5,799)

Total operating income from continuing operations	$11,704	$12,590

Medical Device. Operating income was $13.2 million in the first nine months of fiscal 2012, compared with $15.0 million in the first nine months of fiscal 2011. The decreased operating income resulted principally from $4.7 million lower royalty revenue and reagent sales from our license agreement with Cordis related to the CYPHER® and CYPHER SELECT® Plus stents in fiscal 2012 compared with fiscal 2011, partially offset by $3.2 million in increased revenue from customers other than Cordis. In addition, there was recognition of $0.8 million in qualified therapeutic grant income in fiscal 2011. Partially offsetting these factors were improved product gross margins of 68% in fiscal 2012 compared with 67% in fiscal 2011, and lower compensation and occupancy costs in fiscal 2012.

In Vitro Diagnostics. Operating income was $3.2 million in the first nine months of fiscal 2012, compared with $3.4 million in the first nine months of fiscal 2011. High product costs offset an increase in product sales of $0.7 million compared with the prior-year period. Product gross margins declined to 63% in fiscal 2012 compared with product gross margins of 67% in the prior-year period. Operating expenses were principally the same in both periods.

Corporate. Operating loss was $4.8 million in the first nine months of fiscal 2012, compared with $5.8 million in the first nine months of fiscal 2011. The first nine months of fiscal 2012 included $1.1 million of lower compensation costs and $0.6 million of Board expenses compared with the first nine months of fiscal 2011, offset partially by $0.6 million in higher outside service expenses which included legal fees. The first nine months of fiscal 2011 included a restructuring charge of $0.6 million and non-recurring advisory services expenses of approximately $0.5 million related to the 2011 Annual Meeting of Shareholders. The operating loss for the first nine months of both fiscal 2012 and 2011, adjusted to exclude these items, was $4.4 million and $4.6 million, respectively.

Liquidity and Capital Resources

Operating Activities. As of June 30, 2012, we had working capital of $85.4 million, of which $79.4 million consisted of cash, cash equivalents and short-term investments (comprised of available-for-sale securities). Working capital increased $42.0 million from the September 30, 2011 level, resulting primarily from an increase in cash of $30.0 million associated with the Pharma Sale and cash generated from fiscal 2012 operations. Our cash, cash equivalents, available-for-sale securities and held-to-maturity securities totaled $108.2 million at June 30, 2012, an increase of $40.0 million from $68.2 million at September 30, 2011. As noted above, the increase resulted principally from an increase of $30.0 million in cash from the Pharma Sale. Our investments principally consist of U.S. government and government agency obligations and investment grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. The Company’s investment policy requires that no more than 5% of investments be held in any one credit issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while meeting or exceeding a benchmark (“Merrill Lynch 1-3 Year Government-Corporate Index”) total rate of return. Management plans to continue to direct its investment advisors to manage the Company’s securities investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its cash and securities investments, including those described below.

We had cash flows from operating activities from continuing operations of $12.0 million in the first nine months of fiscal 2012, compared with $17.2 million in the first nine months of fiscal 2011. The decrease compared with prior-year results primarily reflects short-term incentive compensation payments made in the first quarter of fiscal 2012 which were related to fiscal 2011 operating results, a $4.1 million decline in royalty revenue and reagent sales from our license agreement with Cordis related to the CYPHER® and CYPHER SELECT® Plus stents in fiscal 2012 and an accounts receivable use of cash change of $1.5 million given the increase in our accounts receivable balance. In the first nine months of fiscal 2011 there were no payouts associated with our fiscal 2010 short-term incentive compensation programs. Additionally, in fiscal 2012, there were higher payments related to accounts payable and other accruals principally related to severance payments from our August 2011 restructuring.

Investing Activities. We invested $0.4 million in property and equipment in the first nine months of fiscal 2012, compared with $1.4 million in the prior-year period. The lower property and equipment investment in fiscal 2012 is below SurModics’ historical investment levels given the timing of certain investments. We anticipate a return to historical investment levels in fiscal 2013. We also received cash in fiscal 2012 from our discontinued operations which totaled $28.3 million. Fiscal 2011 investment reflected higher spending associated with the buildout of manufacturing space in our Eden Prairie, Minnesota facility to accommodate production of our BioFX branded products. Fiscal 2011 included $5.7 million of milestone payments associated with the July 2007 SurModics Pharmaceuticals acquisition and $4.1 million of cash transferred to our discontinued operations to fund its operating activities.

Financing Activities. There was minimal financing activity in each of the fiscal 2012 and 2011 periods with the activity comprised of stock option exercises or vesting of restricted stock. In November 2007, our Board of Directors authorized the repurchase of up to $35.0 million of the Company’s common stock in open-market transactions, private transactions, tender offers, or other transactions. The repurchase authorization does not have a fixed expiration date. No shares were repurchased under this authorization during the nine months ended June 30, 2012. Under this authorization, the Company has $5.3 million remaining available for authorized share repurchases as of June 30, 2012.

In May 2012, our Board of Directors authorized the repurchase of up to an additional $50.0 million of the Company’s common stock through open-market purchases, private transactions, block trades, accelerated share repurchase transactions, tender offers, or by any combination of such methods. The repurchase authorization does not have a fixed expiration date. No shares were repurchased under this authorization during the nine months ended June 30, 2012.

On August 6, 2012, the Company commenced a “modified Dutch auction” self-tender offer to purchase up to $55.0 million in value of its common stock at a price not greater than $19.00 and not less than $17.00 per share. The tender offer period is expected to expire on September 5, 2012, unless extended by us (see Note 17 to the condensed consolidated financial statements.) Any repurchases made through the tender offer will be pursuant to and out of the aggregate $55.3 million repurchase authorizations described above. Assuming that the Company repurchases $55.0 million in the self-tender offer, approximately $300,000 will remain under the repurchase authorizations.

We believe that our existing cash, cash equivalents and investments, together with cash flow from operations, will provide liquidity sufficient to meet the below stated needs and fund our operations for the next 12 months. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms. Our anticipated liquidity needs for the remainder of fiscal 2012 may include, but are not limited to, the following: up to $55.0 million associated with the repurchase of common stock under our previously announced self-tender offer discussed above; general capital expenditures in the range of $0.2 to $0.5 million; contingent consideration payments, if any, related to our five-year indemnification agreement with Evonik related to its assumption of the contingencies related to the purchase of certain assets from PR Pharmaceuticals, Inc.; and any payments related to our agreement with various governmental authorities associated with creation of jobs in Alabama.

Discontinued Operations. Our Pharmaceuticals discontinued operations used operating cash of $1.5 million and $2.2 million in the first nine months of fiscal 2012 and 2011, respectively. Cash used in operations in fiscal 2012 was lower than fiscal 2011 principally as a result of fewer months of operations in fiscal 2012 because of the Pharma Sale. Cash provided by investing activities was $29.8 million in fiscal 2012 and related principally to proceeds received from the Pharma Sale. Cash used in investing activities in fiscal 2011 of $1.9 million related to investment in property and equipment. Cash used in financing activities in fiscal 2012 of $28.3 million related to transfers of cash to the continuing operations of the Company and consisted principally of cash generated from the Pharma Sale. The $4.1 million source of funds in fiscal 2011 consisted of cash transfers provided by the continuing operations of the Company to the discontinued operations.

Customer Concentrations. Our licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic is our largest customer at 19% of total revenue in the first nine months of fiscal 2012. Medtronic has several separately licensed products that generate royalty revenue for SurModics. No other individual customer product using licensed technology constitutes more than 10% of SurModics’ total revenue. Further, we have seen a significant decrease in our royalty revenue from Cordis in fiscal 2012. Cordis has historically been one of our largest customers. In June 2011, Cordis announced it was ceasing production of the CYPHER® and CYPHER SELECT® Plus stents by the end of calendar 2011. Beginning with the first quarter of fiscal 2012, the minimum royalty requirements have been eliminated and royalty revenue from Cordis is now based on a percentage of CYPHER® sales until the products are no longer sold.

Our licensing agreements with many of our customers, including most of our significant customers, cover many licensed products that each separately generates royalty revenue. This situation reduces the potential risk to our operations that may result from reduced sales (or the termination of a license) of a single product for any specific customer.

Off-Balance Sheet Arrangements

As of June 30, 2012, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning our growth strategy, product development programs, future cash flow and sources of funding, short-term liquidity requirements, future property and equipment investment levels, the impact of potential lawsuits or claims, and the impact of the Medtronic and Cordis agreements, as well as other significant customer agreements. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent the Company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2011. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

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

•

the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or U.S. Food and Drug Administration marketing clearances or approvals, which may result in lost market opportunities or postpone or preclude product commercialization by licensees;

•	the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors;

•

the Company’s ability to successfully internally perform certain product development activities and governmental and regulatory compliance activities which the Company has not previously undertaken in any significant manner;

•

possible adverse market conditions, possible adverse impacts on our cash flows and competing cash needs could impact the ability to complete and timing of repurchases under our pending self-tender offer and any other repurchases through any remaining repurchase authorization under our share repurchase program; and

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

The Company’s investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $0.8 million decrease in the fair value of the Company’s available-for-sale securities as of June 30, 2012, but no material impact on the results of operations or cash flows.

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

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation and because the material weakness previously disclosed in our Annual Report on Form 10-K/A filed with the SEC on February 14, 2012, the Quarterly Report on Form 10-Q filed with the SEC on February 14, 2012 and the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012 had not been remediated as of June 30, 2012, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2012.

The Company has reviewed its internal control procedures related to the evaluation of non-routine events or transactions and has developed additional control procedures to address the material weakness. However, these additional control procedures have not operated for an appropriate amount of time to determine their operational effectiveness and as such, the Company has determined that the material weakness has not been remediated as of June 30, 2012.

Changes in Internal Controls

Other than efforts to remediate the material weakness noted above, there was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company has reviewed its internal control procedures related to the evaluation of non-routine events or transactions and has developed additional control procedures to remediate the material weakness. In particular, the Company has changed its internal control procedures related to the evaluation of non-routine events or transactions to require that such events are prepared and reviewed by individuals with an appropriate level of accounting expertise. However, these additional control procedures have not operated for an appropriate amount of time to determine their operational effectiveness and as such, the Company has determined that the material weakness has not been remediated as of June 30, 2012.

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

(c) Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2012, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

04/01/12 - 04/30/12	0	NA	0	$55,302,113
05/01/12 - 05/31/12	0	NA	0	$55,302,113
06/01/12 - 06/30/12	3,910	$16.62	0	$55,302,113

Total	3,910	$16.62	0	$55,302,113

(1)	The purchases in this column were repurchased by the Company to satisfy tax withholding obligations in connection with so-called “stock swap exercises” related to the vesting of employee restricted stock awards.
(2)	On November 15, 2007, our Board of Directors authorized the repurchase of up to $35.0 million of our outstanding common stock. As of June 30, 2012, pursuant to this authorization we have repurchased a cumulative 1,024,181 shares at an average price of $29.00 per share. In addition, on May 7, 2012, our Board of Directors authorized the repurchase of up to an additional $50.0 million of our outstanding common stock. Under the current authorizations, the Company has $55.3 million available for authorized share repurchases as of June 30, 2012. On August 6, 2012, the Company commenced a “modified Dutch auction” self-tender offer to purchase up to $55.0 million in value of its common stock at a price not greater than $19.00 and not less than $17.00 per share. The tender offer period is expected to expire on September 5, 2012, unless extended by us (see Note 17 to the condensed consolidated financial statements.) Any repurchases made through the tender offer will be pursuant to and out of the aggregate $55.3 million repurchase authorizations. The repurchase authorizations do not have fixed expiration dates.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description

3.1	Restated Articles of Incorporation, as amended - incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837.

3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 - incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q for SurModics, Inc. for the quarterly period ended June 30, 2012, filed on August 9, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2012	SurModics, Inc.

	By:	/s/ Timothy J. Arens
Timothy J. Arens
Vice President of Finance and Interim Chief Financial Officer (duly authorized signatory and principal financial officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2012

SURMODICS, INC.

Exhibit	Description

3.1	Restated Articles of Incorporation, as amended - incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837.

3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 - incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document**

101.SCH*	XBRL Taxonomy Extension Schema Document**

101.CAL*	XBRL Taxonomy Calculation Linkbase Document**

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.