Form 10-K
period 2012-09-30
SURMODICS INC
filed 2012-12-14
CIK 924717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the Common Stock held by shareholders other than officers, directors or holders of more than 5% of the outstanding stock of the registrant as of March 31, 2012 was approximately $203 million (based upon the closing sale price of the registrant’s Common Stock on such date).

The number of shares of the registrant’s Common Stock outstanding as of December 3, 2012 was 14,661,444.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.

Forward-Looking Statements

Certain statements contained in this Form 10-K, or in other reports of the Company and other written and oral statements made from time to time by the Company, do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. The Company’s forward-looking statements generally relate to its growth strategy, financial prospects, product development programs, sales efforts, and the impact of significant customer agreements, including its agreement with Medtronic, Inc. (“Medtronic”). You should carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement. Investors are advised not to place undue reliance upon the Company’s forward-looking statements and to consult any further disclosures by the Company on such topics in its filings with the Securities and Exchange Commission (“SEC”). Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A “Risk Factors” below.

PART I

ITEM 1.	BUSINESS.

Overview — General

SurModics, Inc. (referred to as “SurModics,” “the Company,” “we,” “us,” “our” and other like terms) is a leading provider of surface modification and in vitro diagnostic technologies to the healthcare industry.

Our mission is to exceed our customers’ expectations and enhance the well-being of patients by providing the world’s foremost, innovative surface modification technologies and in vitro diagnostic chemical components. We partner with many of the world’s leading and emerging medical device, diagnostic and life science companies to develop and commercialize innovative products designed to improve patient diagnosis and treatment. Our core offerings include surface modification coating technologies that impart lubricity, prohealing and biocompatibility characteristics and components for in vitro diagnostic test kits and microarrays. Our strategy is to build on our product and technical leadership in our core fields of surface modification technologies and in vitro diagnostic products, and expand our core technologies to provide us with opportunities for longer term sustained growth.

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

Additionally, our surface modification technologies can create new functions for the surfaces of the devices (e.g., lubricity or hemocompatibility). For example, our patented drug technologies can create new device capabilities by enabling site-specific, extended release drug delivery in cases where devices (e.g., stents or balloon catheters) are themselves necessary to treat a medical condition and in cases where devices serve only as a vehicle to deliver a drug (e.g., ophthalmology implants and drug delivery depots).

We believe that site-specific, localized drug delivery from medical devices has the potential to improve life changing therapies. Drug-eluting stents are one of the first manifestations of how drugs and devices can be combined to improve patient outcomes. We believe that drug-coated balloons may also show great promise, and that additional opportunities exist for site-specific drug delivery from a range of other medical devices. Working with medical device companies, we believe we are poised to exploit this market opportunity as drugs and devices converge to create improved products and therapies.

We commercialize our drug delivery and surface modification technologies primarily through licensing and royalty arrangements with medical device manufacturers. We believe this approach allows us to focus our resources on the further development of our core technologies and enables us to expand our licensing activities into new markets.

Revenue from our licensing arrangements typically includes research and development revenue, license fees and milestone payments, minimum royalties, and royalties based on a percentage of licensees’ product sales. In addition to licensing fees and research and development fees, we generate revenue from the manufacture and sale of a variety of products. We manufacture and sell the reagent chemicals used by our customers in coating their products.

We sell components for in vitro diagnostic test kits and microarrays. We manufacture and sell surface coatings to the diagnostic and biomedical research markets. Our other immunoassay diagnostic products include a line of stabilization products used to extend the shelf life of immunoassay diagnostic tests, substrates used to detect and signal a result in immunoassay diagnostic tests, and recombinant human antigens through our role as exclusive North American distributor for DIARECT AG.

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

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker who is our Chief Executive Officer, in deciding how to allocate resources and in assessing performance. Beginning in the first quarter of fiscal 2012, following the sale of substantially all of the assets of our wholly-owned subsidiary, SurModics Pharmaceuticals, Inc. (“SurModics Pharmaceuticals”), on November 17, 2011 as described below, which was previously reported as a separate operating segment, the Company is now organized into two segments, as follows:

•

Medical Device, comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device. End markets include coronary, peripheral, neuro-vascular, and transcatheter heart valve repair or replacement, among others.

•

In Vitro Diagnostics, comprised of component products and technologies for diagnostic test kits and biomedical research applications. Products include protein stabilization reagents, substrates, antigens and surface coatings for molecular diagnostic applications.

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

Overview — Sale of Pharmaceuticals Business

In December 2010, we announced that the Board of Directors of the Company authorized the Company to explore strategic alternatives for our Pharmaceuticals business, including a potential sale of that business. This decision by the Board reflected our focus on returning the Company to profitable growth, and our renewed commitment to pursuing growth opportunities and investments in our Medical Device and In Vitro Diagnostics businesses. On November 1, 2011, we entered into a definitive agreement (the “Purchase Agreement”) to sell substantially all of the assets of SurModics Pharmaceuticals to Evonik Degussa Corporation (“Evonik”). Under the terms of the Purchase Agreement, the entire portfolio of products and services of SurModics Pharmaceuticals, including its Current Good Manufacturing Practice (“cGMP”) development and manufacturing facility located in Birmingham, Alabama, were acquired by Evonik. The Company retained all accounts receivable and the majority of liabilities associated with SurModics Pharmaceuticals incurred prior to closing. We closed the sale (the “Pharma Sale”) on November 17, 2011. The total consideration received from the Pharma Sale was $30.0 million in cash.

As part of the Pharma Sale, we agreed not to compete in the restricted business (as defined in the Purchase Agreement) for a period of five years and to indemnify Evonik against specified losses in connection with SurModics Pharmaceuticals, including, for a period of five years, certain contingent consideration obligations related to the acquisition by SurModics Pharmaceuticals of the portfolio of intellectual property and drug delivery projects from PR Pharmaceuticals, Inc. (“PR Pharma”). We also retained responsibility for repayment obligations related to an agreement with various governmental authorities associated with creation of jobs in Alabama. The foregoing summary of the Purchase Agreement is qualified in its entirety by reference to the full text of the Purchase Agreement, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 7, 2011. We refer you to the Purchase Agreement for more details on the Pharma Sale.

We have reported the Pharmaceuticals segment as discontinued operations beginning in the first quarter of fiscal 2012, as discussed in Notes 1 and 3 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Accordingly, all results of operations, cash flows, assets and liabilities of SurModics Pharmaceuticals for all periods presented are classified as discontinued operations. All information in this “Item 1. Business” includes only results from continuing operations (excluding SurModics Pharmaceuticals) for all periods presented.

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

In November 2008, we acquired a portfolio of intellectual property and collaborative drug delivery projects from PR Pharma, a drug delivery company specializing in injectable, biodegradable sustained release formulations. Total consideration paid through September 30, 2012 was $5.6 million and the sellers of PR Pharma are still eligible to receive up to an additional $3.0 million in cash based on successful achievement of specified milestones. Evonik assumed this contingent obligation with SurModics Pharmaceuticals agreeing to indemnify Evonik if this contingency is paid in the five-year period subsequent to the Pharma Sale.

Drug Delivery and Surface Modification Markets

Medical Device Industry

Advances in medical device technology have helped drive improved device efficacy and patient outcomes. Stents, particularly drug-eluting stents, have significantly reduced the need for repeat intravascular procedures, and they have diminished the need for more invasive cardiac bypass surgery. Transcatheter heart valve repair or replacement via a minimally invasive catheter-based system has enabled the treatment of patients suffering from heart valve disease who are too ill to undergo open-heart surgery. Hip, knee and spine implants have relieved pain and increased mobility. Acceptance of these and other similar innovations by patients, physicians and insurance companies has helped certain segments of the United States (“U.S.”) medical device industry grow at a faster pace than the economy as a whole. The attractiveness of the industry has drawn intense competition among the companies participating in this area. In an effort to improve their existing products or develop entirely new devices, a growing number of medical device manufacturers are exploring or using drug delivery and surface modification technologies as product differentiators or device enablers. In addition, the continuing trend toward minimally invasive surgical procedures, which often employ catheter-based delivery technologies, has increased the demand for hydrophilic, lubricious coatings and other technologies.

Convergence of the Medical Device, Biotechnology and Pharmaceutical Industries

The convergence of the pharmaceutical, biotechnology and medical device industries, often made possible by drug delivery and surface modification technologies, presents a powerful opportunity for major advancements in the healthcare industry. The dramatic success of drug-eluting stents in interventional cardiology has captured the attention of the drug and medical device industries. We believe the benefits of combining drugs and biologics with implantable devices are becoming increasingly valuable in applications in cardiology, ophthalmology, orthopedics and other large markets. In addition, the ability to create sustained release formulations of drugs and biologics presents another opportunity for the Company.

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

Coatings for Drug Delivery and Surface Modification

Our drug delivery coating technologies allow therapeutic drugs to be incorporated within our proprietary polymer matrices to provide controlled, site-specific release of the drug into the surrounding environment. The release of the drug can be tuned to elute quickly (within minutes to a few days) or slowly (ranging from several months to over a year), illustrating the wide range of release profiles that can be achieved with our coating systems. On a wide range of devices, drug-eluting coatings can help improve device performance, increase patient safety and enable innovative new treatments. We work with companies in the medical device and biotechnology industries to develop specialized coatings that allow for the controlled release of drugs from device surfaces. We see at least three primary areas with strong future potential: (1) improving the function of a device which itself is necessary to treat the medical condition; (2) enabling drug delivery in cases where the device serves only as a vehicle to deliver a drug to a specific site in the body; and (3) enhancing the biocompatibility of a medical device to ensure that it continues to function over a long period of time.

We offer customers several distinct polymer families for site-specific drug delivery. Our BravoTM Drug Delivery Polymer Matrix (“Bravo”) is a durable coating and has been used in a variety of applications. In addition, we offer several biodegradable polymer technologies that can be used for drug delivery applications. Because some biodegradable polymers can deliver proteins and other large molecule therapeutic agents, they have the potential to expand the breadth of drug delivery applications we can pursue. Biodegradable polymers can be combined with one or more drugs and applied to a medical device where the drug can then be released as the polymer degrades in the body over time.

Our proprietary PhotoLink® coating technology is a versatile, easily applied, coating technology that modifies medical device surfaces by creating covalent bonds between device surfaces and a variety of chemical agents. PhotoLink coatings can impart many performance enhancing characteristics, such as advanced lubricity (slippery) and hemocompatibility (preventing clot formation), when bound onto surfaces of medical devices or other biological materials without materially changing the dimensions or other physical properties of devices. Our PhotoLink technology utilizes proprietary, light activated (photochemical) reagents, which include advanced polymers or active biomolecules having desired surface characteristics and an attached light reactive chemical compound (photogroup). When the reagent is exposed to a direct light source, typically ultraviolet light, a photochemical reaction creates a covalent bond between the photogroup and the surface of the medical device, thereby imparting the desired property to the surface. A covalent bond is a very strong chemical bond that results from the sharing of electrons between carbon atoms of the substrate and the applied coating, making the coating durable and resilient.

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

SurModics’ Drug Delivery and Surface Modification Technologies — Clinical Benefits

•

Drug Delivery.    We provide drug delivery polymer technology to enable controlled, site-specific or systemic delivery of therapeutic agents. Our proprietary polymer reagents create matrices that serve as reservoirs for therapeutic drugs. The drugs can then be released on a controlled basis over days, weeks or months. For instance, when a drug-eluting stent is implanted into a patient, the drug releases from the surface of the stent into the blood vessel wall where it can act to inhibit unwanted tissue growth, thereby reducing the occurrence of restenosis.

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

•

DNA and Protein Immobilization.    Both DNA and protein microarrays are useful tools for the pharmaceutical, diagnostic and research industries. During a DNA gene analysis, typically thousands of different probes need to be placed in a pattern on a surface, called a DNA microarray. These microarrays are used by the pharmaceutical industry to screen for new drugs, by genome mappers to sequence human, animal or plant genomes, or by diagnostic companies to search a patient sample for disease causing bacteria or viruses. However, DNA does not readily adhere to most surfaces. We have developed various surface chemistries, including our CodeLink® technology, for both DNA and protein immobilization. Protein microarrays are used as diagnostic and research tools to determine the presence and/or quantity of proteins in a biological sample. The most common type of protein microarray is the antibody microarray, where antibodies are spotted onto a surface and used as capture molecules for protein detection.

SurModics’ Drug Delivery and Surface Modification Technologies — Applications

The table below identifies several market segments where drug delivery and surface modification technologies are desired to improve and enable both existing and new medical devices and drugs.

Market Segment	Desired Surface Property and Examples of Applications
Interventional Cardiology and Vascular Access	Lubricity: catheters, guidewires, delivery systems
Hemocompatibility: vascular stents, catheters, distal protection devices
Drug/biologics delivery: vascular stents, catheters, drug-coated balloons
Prohealing: vascular stents, vascular grafts

Cardiac Rhythm Management	Lubricity: pacemaker and defibrillator leads, electrophysiology devices
Hemocompatibility: electrophysiology devices
Prohealing: pacemaker and defibrillator leads
Drug/biologics delivery: pacemaker and defibrillator leads

Cardiothoracic Surgery	Prohealing: heart valves, septal defect repair devices
Hemocompatibility: minimally invasive bypass devices, vascular grafts, ventricular assist devices

In Vitro Diagnostics	Lubricity: microfluidic devices
Hemocompatibility: blood/glucose monitoring devices, biosensors
Biomolecule immobilization: DNA and protein arrays, protein attachment to synthetic extracellular matrix for cell culture applications

Interventional Neurology and Neurosurgery	Lubricity: catheters, guidewires
Prohealing: neuroembolic devices
Tissue engineering: aneurysm repair devices

Urology and Gynecology	Lubricity: urinary catheters, incontinence devices, ureteral stents, fertility devices
Drug/biologics delivery: prostatic stents
Tissue engineering: female sterilization devices

Ophthalmology	Drug/biologics delivery: sustained drug delivery implants

Orthopedics	Cell growth and tissue integration: bone and cartilage growth
Infection resistance: orthopedic and trauma implants
Drug/biologics delivery: orthopedic and trauma implants

Metabolic Disease	Tissue engineering: cell encapsulation

Central Nervous System Disorders	Drug/biologics delivery: polymer implants

Dermatology	Drug/biologics delivery: polymer implants
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

Licensing Arrangements

We commercialize our drug delivery and surface modification technologies primarily through licensing arrangements with medical device manufacturers. We believe this approach allows us to focus our resources on further developing new technologies and expanding our licensing activities. Many of our technologies have been designed to allow manufacturers to implement them easily into their own manufacturing processes so customers can control production and quality internally without the need to send their products to a contract manufacturer. We actively seek to upgrade our customers to advanced generations of our technology although there can be no assurance that we will be successful in doing so.

We generate the largest portion of our revenue through licensing arrangements. Royalties and license fees represented 52.9%, 57.6% and 62.1% of our total revenue in fiscal 2012, 2011 and 2010, respectively. Revenue from these licensing arrangements typically includes license fees and milestone payments, minimum royalties, and royalties based on a percentage of licensees’ product sales. We also generate revenue from sales of reagent chemicals to licensees for use in their coating processes. Our In Vitro Diagnostics business unit generates revenue from: sales of stabilization products, substrates, antigens and surface coatings to diagnostics customers. Product sales represented 39.9%, 38.2% and 31.9% of total revenue in fiscal 2012, 2011 and 2010, respectively. Research and development fees represented 7.2%, 4.2% and 6.0% of total revenue in fiscal 2012, 2011 and 2010, respectively.

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

The term of a license agreement is generally for a specified number of years or the life of our patents, whichever is longer, although a license generally may be terminated by the licensee for any reason upon 90 days’ advance written notice. In cases where the royalty obligation extends beyond the life of the applicable patent, it is because the license also includes rights to our know-how or other proprietary rights, in which case, the royalty rate is also reduced. We actively seek to upgrade our customers to advanced generations of our hydrophilic coating technology although there can be no assurance that we will be successful in doing so. Under many of our customer license agreements, we expect to continue to receive royalties based on our know-how or other proprietary rights at a reduced royalty rate (beyond the expiration date(s) of the applicable patent(s)) as we seek to upgrade those customers to advanced generations of our hydrophilic technology.

Our license agreements may include certain license fees and/or milestone payments. The license can be either exclusive or nonexclusive, but a significant majority of our licensed applications are nonexclusive, allowing us to license technology to multiple customers. Moreover, even exclusive licenses generally are limited to a specific “field of use,” allowing us the opportunity to further license technology to other customers. The royalty rate on a substantial number of the agreements has traditionally been in the 2% to 3% range, but there are certain contracts with lower or higher rates. In certain agreements, our royalty is based on an agreed amount per unit. The amount of the license fees, milestone payments, and the royalty rate are based on various factors, including the stage of development of the product or technology being licensed, whether the arrangement is exclusive or nonexclusive, the perceived value of our technology to the customer’s product, size of the potential market, and customer preferences. Most of our agreements also incorporate a minimum royalty to be paid by the licensee. Royalties are generally paid one quarter after the customer’s actual product sales occur because of the delay in reporting sales by our licensees.

As of September 30, 2012, we had over 100 licensed product classes (customer products utilizing SurModics technology) already on the market generating royalties and greater than 100 customer product classes incorporating our technology in various stages of pre-commercialization. We signed 17 new licenses in fiscal 2012, compared with 26 in fiscal 2011.

Generally, medical device and biotechnology products incorporating our technologies are required to undergo long, expensive and uncertain regulatory review processes that are governed by the U.S. Food and Drug Administration (“FDA”) and other international regulatory authorities. The time required to obtain regulatory approval and, hence market introduction, for these products varies considerably depending on the product, its clinical application, the jurisdiction where approval is being sought, and the extent of clinical testing needed. This timing can range anywhere from several months (e.g., for medical device products seeking regulatory approval in the U.S. under the 510(k) approval process) to several years (e.g., for medical device products under the pre-market approval process).

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

Under most of our licensing agreements, we are required to keep the identity of our customers confidential unless they approve of such disclosure. Some of our licensed customers who allow the use of their name are: Abbott Laboratories (“Abbott”), Boston Scientific Corporation (“Boston Scientific”), Cook Medical, Cordis Corporation (a subsidiary of Johnson & Johnson) (“Cordis”), Edwards Lifesciences Corporation, Evalve, Inc. (a subsidiary of Abbott), Elixir Medical Corporation, ev3 Inc. (a subsidiary of Covidien PLC), Medtronic, Nexeon MedSystems, Inc. (“Nexeon”), OrbusNeich Medical, Inc., Spectranetics Corporation, St. Jude Medical, Inc., and ThermopeutiX, Inc.

In Vitro Diagnostics Products

Stabilization Products

SurModics offers a full line of stabilization products for the in vitro diagnostics market. These products increase sensitivity and extend the shelf life of diagnostic kits, thereby producing more consistent assay results. SurModics’ stabilization products are ready-to-use, eliminating the preparation time and cost of producing stabilization and blocking reagents by manufacturing in-house.

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

Surface Coatings for Molecular Diagnostic Applications

SurModics offers custom coatings for molecular diagnostic applications, including DNA, RNA and protein microarrays. SurModics’ TRIDIA surface coatings bind molecules to a variety of surfaces and geometries and may be customized for selectivity using passivating polymers and reactive groups. SurModics offers other surface coatings that improve flow characteristics through membranes and microfluidic channels on diagnostic devices including point-of-care components.

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

After thorough consideration of each market opportunity, our technical strategy is to target selected formulation characteristics for further development, to facilitate and shorten the license cycle. We continue to perform research into applications for future products both on our own and in conjunction with some of our customers. Some of the R&D activities currently in progress include additional coatings for biopassive, bioactive and biointeractive platforms to support our core and core expansion efforts.

In fiscal 2012, 2011 and 2010, our R&D expenses were $14.1 million, $14.0 million and $19.0 million, respectively. We intend to continue investing in R&D to advance our surface modification and in vitro diagnostic technologies and to expand uses for our technology platforms. In addition, we continue to pursue access to products and technologies developed outside the Company as appropriate to complement our internal R&D efforts.

Patents and Proprietary Rights

Patents and other forms of proprietary rights are an essential part of SurModics’ business licensing model. The Company aggressively pursues patent protection covering the proprietary technologies that we consider strategically important to our business. In addition to seeking patent protection in the U.S., we also generally file patent applications in European countries and, on a selective basis, other foreign countries, including Australia, Brazil, Canada, China, India, Japan, Mexico and Russia. Generally, the expiration dates of our issued patents are determined based on the filing date of the earliest filed patent application from which the patent claims priority. We strategically manage our patent portfolio so as to ensure that we have valid and enforceable patent rights protecting our technological innovations.

We protect our extensive portfolio of technologies through filing and maintaining patent rights covering a variety of coatings, drug delivery methods, reagents, and formulations, as well as particular clinical device applications. During fiscal 2012, SurModics filed 24 U.S. patent applications, as well as 22 international patent applications, expanding the portfolio protection around our current technologies as well as enabling pursuit of new technology concepts, innovations and directions. As of September 30, 2012, SurModics had 106 pending U.S. patent applications, five of which were exclusively licensed from others, and 160 foreign patent applications, of which 19 were exclusively licensed from others. Likewise, as of the same date, SurModics owned 79 issued U.S. patents, 18 of which were exclusively licensed from others, and 176 international patents, of which 66 were exclusively licensed from others.

We have licensed our Photolink® hydrophilic technology to a number of our customers for use in a variety of medical device surface applications, including those described in “SurModics’ Drug Delivery and Surface Modification Technologies — Applications” above. In particular, we have eight issued U.S. patents, eight pending U.S. patent applications, 15 issued international patents, and 11 pending international patent applications protecting various aspects of these technologies, including compositions, methods of manufacture and methods of coating devices. The expiration dates for these patents and anticipated expiration dates of the patent applications range from 2015 to 2031. Moreover, these patents and patent applications represent distinct families, with each family generally covering a successive generation of the technology, including improvements that enhance coating performance, manufacturability, or other important features desired by our customers. Among these, an early generation of our Photolink technology is protected by a family of patents that are expected to expire in November 2015 (in the U.S.) and October 2016 (in certain international countries). During fiscal 2012, the royalty revenue associated with this family of patents comprised approximately 11% of total revenue. We actively seek to upgrade our customers to advanced generations of our hydrophilic coating technology although there can be no assurance that we will be successful in doing so. Furthermore, as noted above in “Licensing Arrangements,” the royalty obligation in our typical license agreement is generally for a specified number of years or the life of our patents, whichever is longer. In cases where the royalty obligation extends beyond the life of the applicable patent, it is because the license also includes rights to our know-how or other proprietary rights, in which case, the royalty rate is also reduced. Under many of our customer license agreements, we expect to continue to receive royalties based on our know-how or other proprietary rights at a reduced royalty rate (beyond the expiration date(s) of the applicable patent(s)) as we seek to upgrade those customers to advanced generations of our hydrophilic technology.

We also rely upon trade secrets, trademarks and other unpatented proprietary technologies. We seek to maintain the confidentiality of such information by requiring employees, consultants and other parties to sign confidentiality agreements and by limiting access by parties outside the Company to such information. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of this information, or that others will not be able to independently develop such information. Additionally, there can be no assurance that any agreements regarding confidentiality and non-disclosure will not be breached, or, in the event of any breach, that adequate remedies would be available to us.

Marketing and Sales

We market our technologies and products throughout the world using a direct sales force consisting of dedicated sales professionals who focus on specific markets and companies. These sales professionals work in concert with business unit personnel to coordinate customer activities. The specialization of our sales professionals fosters an in-depth knowledge of the issues faced by our customers within these markets such as industry trends, technology changes, biomaterial changes and the regulatory environment. With respect to our diagnostics products, we enter into sales and marketing relationships with third parties to distribute those products around the world. We also offer those products for sale through our website. See Note 11 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for information regarding domestic and foreign revenue.

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

We also offer ongoing customer service and technical support to our licensees. This service and support may begin with a feasibility study, and also may include additional services such as assistance in the transfer of the technology to the licensee, further optimization, process control and troubleshooting, preparation of product for clinical studies, and assistance with regulatory submissions for product approval. Most of these services are billable to customers.

Acquisitions

To further our strategic objectives and strengthen our existing businesses, we intend to continue to explore acquisitions and strategic collaborations to diversify and grow our business. As a result, we expect to make future acquisitions where we believe that we can broaden our technology offerings and expand our sources of revenue and the number of markets in which we participate. Mergers and acquisitions of medical technology companies are inherently risky, and no assurance can be given that any of our previous or future acquisitions will be successful or will not materially adversely affect our consolidated results of operations, financial condition, or cash flows.

In August 2007, we acquired BioFX for consideration consisting of an up-front payment, including fees, of $11.6 million and potential additional payments of up to $11.4 million based upon achievement of certain milestones. Since the acquisition, we have paid the sellers additional consideration of $1.1 million related to achievement of a milestone. Potential milestones of $10.3 million were not earned and lapsed through fiscal 2012 and, as a result, the sellers are no longer eligible to receive any additional consideration.

Significant Customers

We have one customer that provided more than 10% of our revenue in fiscal 2012. Revenue from Medtronic represented approximately 19% of our total revenue for the year ended September 30, 2012 and was generated from multiple products and fields of use. The loss of one or more of our largest customers could have a material adverse effect on our business, financial condition, results of operations and cash flow. For example, in June 2011, Cordis, a Johnson & Johnson subsidiary, announced the cessation of the manufacture of its CYPHER® and CYPHER SELECT® Plus stents by the end of 2011. The loss of this once significant customer has had a negative effect on our results of operations and cash flow in fiscal 2012, however, we have been significantly able to overcome this impact through increased activity with our other customers.

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

We attempt to differentiate ourselves from our competitors by providing what we believe is a high value-added approach to drug delivery and surface modification technology. We believe that the primary factors customers consider in choosing a particular technology include performance (e.g., flexibility, ability to fine tune drug elution profiles, biocompatibility, etc.), ease of manufacturing, time-to-market, intellectual property protection, ability to produce multiple properties from a single process, compliance with manufacturing regulations, ability to manufacture clinical and commercial products, customer service and total cost of goods (including manufacturing process labor). We believe our technologies deliver exceptional performance in these areas, allowing us to compete favorably with respect to these factors. We believe that the cost and time required to obtain the necessary regulatory approvals significantly reduces the likelihood of a customer changing the manufacturing process it uses once a device or drug has been approved for sale.

Because a significant portion of our revenue depends on the receipt of royalties based on sales of medical devices incorporating our technologies, we are also affected by competition within the markets for such devices. We believe that the intense competition within the medical device market creates opportunities for our technologies as medical device manufacturers seek to differentiate their products through new enhancements or to remain competitive with enhancements offered by other manufacturers. Because we typically seek to license our technologies on a non-exclusive basis, we may further benefit from competition within the medical device markets by offering our technologies to multiple competing manufacturers of a device. However, competition in the medical device market could also have an adverse effect on us as demonstrated by the announcement we received, in June 2011, from Cordis regarding the cessation of the manufacture of the CYPHER® and CYPHER SELECT® Plus stents by the end of 2011. While we seek to license our products to established manufacturers, in certain cases our licensees may compete directly with larger, dominant manufacturers with extensive product lines and greater sales, marketing and distribution capabilities. We also are unable to control other factors that may impact commercialization of coated devices or drug products, such as regulatory approval, marketing and sales efforts of our licensees or competitive pricing pressures within the particular market. There can be no assurance that products employing our technologies will be successfully commercialized by our licensees or that such licensees will otherwise be able to compete effectively.

Competition in the diagnostics market is highly fragmented. In the product lines in which we compete (protein stabilization reagents, substrates, recombinant autoimmune antigens and surface chemistry technologies), we face an array of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. Many of our competitors have substantially more capital resources, marketing experience, R&D resources and production facilities than we do. We believe that our products compete on performance, stability (shelf life), sensitivity (lower levels detected, faster results), consistency and price. We believe that our continued competitive success will depend on our ability to develop or acquire new proprietary products, obtain patent or other protection for our products and successfully market our products directly or through partners.

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

We follow quality management procedures in accordance with applicable regulations and guidance for the development and manufacture of materials and device, biotechnology or combination products that support clinical trials and commercialization. In an effort to better meet our customers’ needs in this area, our Eden Prairie, Minnesota facility received ISO 13485:2003 and ISO 9001:2000 certification in fiscal 2004 and has received updated certifications as required.

Government Regulation

Although our drug delivery and surface modification technologies themselves are not directly regulated by the U.S. FDA, the medical devices and biotechnology products incorporating our technologies are subject to FDA regulation. New medical devices utilizing our technologies can only be marketed in the U.S. after a 510(k) application has been cleared or a pre-market approval application (“PMA”) has been approved by the FDA. This process can take anywhere from three months for a 510(k) application, to two or three years or more for a PMA application. The burden of demonstrating to the FDA that a new device is either substantially equivalent to a previously marketed device (“510(k) marketing clearance process”), or in the case of implantable devices, safe and effective (“PMA process”), rests with our customers as the medical device manufacturers.

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

Employees

As of December 3, 2012, we had 120 employees. We are not a party to any collective bargaining agreements, and we believe that our employee relations are good.

We believe that our future success will depend in part on our ability to attract and retain qualified technical, management and marketing personnel. Such experienced personnel are in high demand, and we must compete for their services with other firms that may be able to offer more favorable compensation packages or benefits.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of December 3, 2012, the names, ages and positions of the Company’s executive officers are as follows:

Name	Age	Position
Gary R. Maharaj	49	President and Chief Executive Officer
Timothy J. Arens	45	Vice President of Finance and Interim Chief Financial Officer
Charles W. Olson	48	Senior Vice President and General Manager, Medical Device
Bryan K. Phillips	41	Senior Vice President, Legal and Human Resources, General Counsel and Secretary
Joseph J. Stich	47	Vice President, Business Operations and General Manager, In Vitro Diagnostics

Gary R. Maharaj joined the Company in December 2010 as President and Chief Executive Officer and was also appointed to the SurModics Board of Directors at such time. Prior to joining SurModics, Mr. Maharaj served as President and Chief Executive Officer of Arizant Inc., a provider of patient temperature management systems in hospital operating rooms, from 2006 to 2010. Previously, Mr. Maharaj served in several senior level management positions for Augustine Medical, Inc. (predecessor to Arizant Inc.) from 1996 to 2006, including Vice President of Marketing, and Vice President of Research and Development. During his 24 years in the medical device industry, Mr. Maharaj has also served in various management and research positions for the orthopedic implant and rehabilitation divisions of Smith & Nephew, PLC. Mr. Maharaj holds an M.B.A. from the University of Minnesota’s Carlson School of Management, an M.S. in biomedical engineering from the University of Texas at Arlington and the University of Texas Southwestern Medical Center at Dallas, and a B.Sc. in Physics from the University of the West Indies.

Timothy J. Arens joined the Company in February 2007 as Director, Business Development and became Senior Director of Financial Planning and Analysis and General Manager, In Vitro Diagnostics in October 2010. He was promoted to his current role as Vice President of Finance and Interim Chief Financial Officer in August 2011. Prior to joining SurModics, Mr. Arens was employed at St. Jude Medical, Inc., a medical technology company, from 2003 to 2007, in positions of increasing responsibility related to business development and strategic planning functions. Mr. Arens received a B.S. degree in Finance from the University of Wisconsin Eau Claire in 1989 and an M.B.A. degree from the University of Minnesota’s Carlson School of Management in 1996.

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

Bryan K. Phillips joined the Company in July 2005 as Patent Counsel and Assistant General Counsel. In January 2006, Mr. Phillips was appointed Corporate Secretary, and he was promoted to Deputy General Counsel in October 2007. He was promoted to Vice President, General Counsel and Corporate Secretary in September 2008 and was promoted to Senior Vice President in October 2010. In August 2011, he became Senior Vice President, Legal and Human Resources, General Counsel and Secretary. Prior to joining SurModics, from 2001 to 2005, Mr. Phillips served as patent counsel at Guidant Corporation’s Cardiac Rhythm Management Group where he was responsible for developing and implementing intellectual property strategies and also for support-

ing the company’s business development function. He also practiced law at the Minneapolis-based law firm of Merchant & Gould P.C. Mr. Phillips received a B.S. degree in Mechanical Engineering from the University of Kansas in 1993 and a law degree from the University of Minnesota Law School in 1999. He is admitted to the Minnesota bar and is registered to practice before the U.S. Patent and Trademark Office.

Joseph J. Stich joined the Company in March 2010 as Vice President of Marketing, Corporate Development and Strategy. In August 2011, he became Vice President, Business Operations and General Manager, In Vitro Diagnostics. Before joining SurModics, Mr. Stich was Vice President of Corporate Development for Abraxis BioScience, LLC, a biotechnology company focused on oncology therapeutics, from 2009 to 2010. Prior to joining Abraxis, he was a Vice President for MGI Pharma, Inc., a biopharmaceutical company, from 2005 to 2009. Mr. Stich’s prior experience also includes serving as President/COO of Pharmaceutical Corp. of America (a subsidiary of Publicis Healthcare Specialty Group), and positions of increasing responsibility in sales and marketing at Sanofi-Aventis Pharmaceuticals. He received a B.B.A. degree from the University of Wisconsin — Whitewater in 1988, and an M.B.A. degree from Rockhurst University in Kansas City, Missouri in 1996.

The executive officers of the Company are elected by and serve at the discretion of the Board of Directors.

ITEM 1A.	RISK FACTORS.

RISKS RELATING TO OUR BUSINESS, STRATEGY AND INDUSTRY

We are subject to changes in general economic conditions that are beyond our control including recession and declining consumer confidence.

During periods of economic slowdown or recession, such as the U.S. and world economies are currently experiencing, many of our customers are forced to delay or terminate some of their product development plans. Because we rely on licensing and commercialization of our technology by third parties, we may be severely impacted by the decreasing R&D budgets of our customers. In addition, in an environment of decreasing R&D spending, sales of our In Vitro Diagnostics products may similarly suffer as a result of the decreased utilization of research-focused products. Any sustained period of decreased R&D spending by our customers and potential customers could adversely affect our financial position, liquidity and results of operations. We may also be affected by a reduction in the amount of products purchased by our diagnostic customers.

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

We have one customer that provided 10% or more of our revenue in fiscal 2012. Revenue from Medtronic represented approximately 19% of our total revenue for the fiscal year ended September 30, 2012 and was generated from multiple products and fields of use. The loss of one or more of our largest customers, or reductions in business from them, could have a material adverse effect on our business, financial condition, results of operations, and cash flow. For example, in June 2011, Cordis announced the cessation of the manufacture of the CYPHER® and CYPHER SELECT® Plus stents by the end of 2011. In July 2011, Cordis notified us of its intention to terminate the exclusivity arrangements under the license agreement, which also resulted in a termination of the minimum quarterly royalty requirements beginning in the first quarter of fiscal 2012. There can be no assurance that revenue from any customer will continue at their historical levels. If we cannot broaden our customer base, we will continue to depend on a small number of customers for a significant portion of our revenue.

The long-term success of our business may suffer if we are unable to expand our licensing base to reduce our reliance upon several major customers.

A significant portion of our revenue is derived from a relatively small number of customers. We intend to continue pursuing a strategy of licensing our technologies to a diversified base of medical device and drug manufacturers and other customers, thereby expanding the commercialization opportunities for our technologies. Success will depend, in part, on our ability to attract new licensees, to enter into agreements for additional applications with existing licensees and to develop and market new applications. There can be no assurance that we will be able to identify, develop and adapt our technologies for new applications in a timely and cost-effective manner; that new license agreements will be executed on terms favorable to us; that new applications will be accepted by customers in our target markets; or that products incorporating newly licensed technology, including new applications, will gain regulatory approval, be commercialized or gain market acceptance. Delays or failures in these efforts could have an adverse effect on our business, financial condition and results of operations.

Drug delivery and surface modification are competitive markets and carry the risk of technological obsolescence.

We operate in a competitive and evolving field, and new developments are expected to continue at a rapid pace. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products in the field of drug delivery and surface modification. Our drug delivery and surface modification technologies compete with technologies developed by a number of other companies. In addition, many medical device manufacturers have developed, or are engaged in efforts to develop, drug delivery or surface modification technologies for use on their own products. Some of our existing and potential competitors (especially medical device manufacturers pursuing coating solutions through their own R&D efforts) have greater financial and technical resources and production and marketing capabilities than us. Competitors may succeed in developing competing technologies or obtaining governmental approval for products before us. Products incorporating our competitors’ technologies may gain market acceptance more rapidly than products using ours. Developments by competitors may render our existing and potential products uncompetitive or obsolete. Furthermore, there can be no assurance that new products or technologies developed by others, or the emergence of new industry standards, will not render our products or technologies or licensees’ products incorporating our technologies uncompetitive or obsolete. Any new technologies that make our drug delivery or surface modification technologies less competitive or obsolete would have a material adverse effect on our business, financial condition and results of operations.

We may face indemnity and other liability claims pursuant to our agreement with Evonik relating to the sale of substantially all of the assets of the Pharmaceuticals segment.

Under the terms of the Purchase Agreement, we have agreed to indemnify Evonik against specified losses that might be incurred in connection with Evonik’s utilization of the acquired assets. We have also agreed to retain responsibility for certain liabilities that may accrue and we have made representations and warranties to Evonik, including matters relating to intellectual property. Following the closing, if Evonik makes an indemnification claim because it has suffered a loss or a third party has commenced an action against Evonik, we may incur expenses to resolve Evonik’s claim or to defend Evonik and ourselves against the third-party action, which expense could harm our operating results. In addition, such indemnity claims may divert management attention from our continuing business. It may also be difficult to determine whether a claim from a third party stemmed from actions taken by us or by Evonik and we may expend substantial resources trying to determine which party has responsibility for the claim.

Failure to identify acquisition opportunities may limit our growth.

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

In recent years we have made significant acquisitions. The process of integrating acquired businesses into our operations poses numerous risks, including:

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

In addition, future acquisitions by us may be dilutive to our shareholders, and cause large one-time expenses or create goodwill or other intangible assets that could result in significant asset impairment charges in the future. Strategic investments may result in impairment charges if the value of any such investment declines significantly. In addition, if we acquire entities that have not yet commercialized products but rather are developing technologies for future commercialization, our earnings per share may fluctuate as we expend significant funds for continued R&D efforts necessary to commercialize such acquired technology. We cannot guarantee that we will be able to successfully complete any investments or acquisitions or that we will realize any anticipated benefits from investments or acquisitions that we complete.

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

A material weakness in our internal control over financial reporting existed as of September 30, 2012. Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could require material modification.

In connection with the restatement of our previously issued consolidated financial statements as of and for the year ended September 30, 2011, management of the Company re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. As a result of that re-evaluation, management of the Company determined that a material weakness existed in the operating effectiveness of internal control over financial reporting related to evaluating non-routine events or transactions. Management reviewed its internal control procedures related to the evaluation of non-routine events or transactions in fiscal 2012 and developed additional control procedures to address this material weakness. However, management has concluded that, as of September 30, 2012, our internal control over financial reporting was not effective because the material weakness previously disclosed in our Annual Report on Form 10-K/A filed with the SEC on February 14, 2012 had not been remediated as of September 30, 2012. Management continued to work on remediating this material weakness through the year ended September 30, 2012, and will continue to enhance the processes and controls related to evaluating non-routine events or transactions.

Although we are committed to continuing to improve our internal control processes to ensure the adequacy of the internal controls over financial reporting, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If our efforts to address the weakness identified are not successful or if we fail to identify weaknesses or deficiencies, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, additional restatements of our consolidated financial statements, a decline in our stock price and investor confidence or other material effects on our business, reputation, results of operations, financial condition or liquidity.

RISKS RELATING TO OUR OPERATIONS AND RELIANCE ON THIRD PARTIES

We rely on third parties to market, distribute and sell most products incorporating our technologies, and those third parties may not perform, or agreements with those parties could be terminated.

A principal element of our business strategy is to enter into licensing arrangements with medical device and biotechnology companies that manufacture products incorporating our technologies. For the fiscal years ended September 30, 2012, 2011 and 2010, we derived approximately 53%, 58% and 62% of our revenue, respectively, from royalties and license fees. Although we do market certain diagnostic products and reagents, we do not currently market, distribute or sell our own medical devices or diagnostic test kits, nor do we intend to do so in the foreseeable future. Thus, our prospects are greatly dependent on the receipt of royalties from licensees of our technologies. The amount and timing of such royalties are, in turn, dependent on the ability of our licensees to gain successful regulatory approval for, market and sell products incorporating our technologies. Failure of certain licensees to gain regulatory approval or market acceptance for such products could have a material adverse effect on our business, financial condition and results of operations.

Our customers market and sell (and most manufacture) the products incorporating our licensed technologies. If one or more of our licensees fail to pursue the development or marketing of these products as planned, or if they modify their products in a way such that the products no longer incorporate our technology, our revenue and profits may not reach our expectations, or may decline. Additionally, our ability to generate positive operating results in connection with the achievement of development or commercialization milestones may also suffer. For example, in June 2011, Cordis announced the cessation of the manufacture of the CYPHER® and CYPHER SELECT® Plus stents by the end of calendar 2011. In July 2011, Cordis notified the Company of its intention to terminate the exclusivity arrangements under the license agreement, which also resulted in a termination of the minimum quarterly royalty requirements beginning in the first quarter of fiscal 2012. We do not control the timing and other aspects of the development or commercialization of products incorporating our licensed technologies because our customers may have priorities that differ from ours or their development or marketing efforts may be unsuccessful, resulting in delayed or discontinued products. Hence, the amount and timing of revenue we derive from our customers’ R&D as well as royalty payments received by us will fluctuate, and such fluctuations could have a material adverse effect on our business, financial condition and results of operations.

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

Given the Pharma Sale in November 2011, which included the sale of the Birmingham, Alabama manufacturing facility, we now manufacture all of the products we sell in our existing production areas in our Eden Prairie, Minnesota facility.

If our existing production facility becomes incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenue and we may not be able to maintain our relationships with our customers, including certain of our licensees. In particular, because most of our customers use reagents to create royalty-bearing products, failure by us to deliver products including reagents, could result in decreased royalty revenue, as well as decreased revenue from the sale of products. Without our existing production facility, we would have no other means of manufacturing products until we were able to restore the manufacturing capability at the facility or develop an alternative manufacturing facility. Although we carry business interruption insurance to cover lost revenue and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing customers resulting from our inability to produce products for them.

We may face product liability claims related to participation in clinical trials or the use or misuse of our products.

The development and sale of medical devices and component products involves an inherent risk of product liability claims. Although in most cases our customer agreements provide indemnification against such claims, there can be no guarantee that product liability claims will not be filed against us for such products, that parties indemnifying us will have the financial ability to honor their indemnification obligations or that such manufacturers will not seek indemnification or other relief from us for any such claims. Any product liability claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of our management’s time, attention and resources. We have obtained a level of liability insurance coverage that we believe is appropriate to our activities, however, we cannot be sure that our product liability insurance coverage is adequate or that it will continue to be available to us on acceptable terms, if at all. Furthermore, we do not expect to be able to obtain insurance covering our costs and losses as a result of any recall of products or devices incorporating our technologies because of alleged defects, whether such recall is instituted by us, by a customer, or is required by a regulatory agency. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations.

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

Our success is dependent upon our ability to retain and attract highly qualified management and technical personnel. We face intense competition for such qualified personnel. We do not maintain key person insurance, and we generally do not enter into employment agreements, except with certain executive officers. Although we have non-compete agreements with most employees, there can be no assurance that such agreements will be enforceable. The loss of the services of one or more key employees or the failure to attract and retain additional qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

We collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, on our networks. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, and regulatory penalties, disrupt our operations and the services that we provide to our customers, damage our reputation and cause a loss of confidence in our products and services, any of which could adversely affect our business and competitive position.

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

We are a party to various agreements through which we have in-licensed or otherwise acquired from third parties rights to certain technologies that are important to our business. In exchange for the rights granted to us under these agreements, we agree to meet certain research, development, commercialization, sublicensing, royalty, indemnification, insurance and other obligations. If we or one of our licensees fails to comply with these obligations set forth in the relevant agreement through which we have acquired rights, we may be unable to effectively use, license, or otherwise exploit the relevant intellectual property rights and may be deprived of current or future revenue that is associated with such intellectual property.

RISKS RELATING TO CLINICAL AND REGULATORY MATTERS

Healthcare policy changes, including new legislation intended to reform the U.S. healthcare system, may have a material adverse effect on us.

Healthcare costs have risen significantly during the past decade. There have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. Certain proposals, if implemented, would impose limitations on the prices our customers will be able to charge for our products, or the amounts of reimbursement available for their products from governmental agencies or third-party payors. Because our revenue is typically derived from royalties on products which constitute a percentage of the selling price, these limitations could have an adverse effect on our revenue.

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

Medical devices and biotechnology products incorporating our technologies are subject to regulation by the FDA and other regulatory authorities. To obtain regulatory approval for products incorporating our technologies, extensive preclinical studies as well as clinical trials in humans may be required. Clinical development, including preclinical testing, is a long, expensive and uncertain process. The burden of securing regulatory approval for these products typically rests with our licensees. However, we have prepared Drug Master Files and Device Master Files which may be accessed by the FDA and other regulatory authorities to assist them in their review of the applications filed by our licensees.

The process of obtaining FDA and other required regulatory approvals is expensive and time-consuming. Historically, most medical devices incorporating our technologies have been subject to the FDA’s 510(k) marketing approval process, which typically lasts from six to nine months. Supplemental or full pre-market approval reviews require a significantly longer period, delaying commercialization. In addition, sales of medical devices outside the U.S. are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile, in large part attributable to developments and circumstances related to factors identified in “Forward-Looking Statements” and “Risk Factors.” The market value of shares of our common stock may rise or fall sharply at any time because of this volatility, as a result of large sales executed by significant holders of our stock, and also because of significant short positions taken by investors from time to time in our stock. In the fiscal year ended September 30, 2012, the sale price for our common stock ranged from $8.73 to $20.99 per share. The market prices for securities of medical technology, drug delivery and biotechnology companies historically have been highly volatile, and the market has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal operations are located in Eden Prairie, a suburb of Minneapolis, Minnesota, where we own a building that has approximately 64,000 square feet of space. All of our segments operate out of this facility. We also own an undeveloped parcel of land adjacent to our principal facility, which we intend to use to accommodate our growth needs, and have leased additional warehouse space near our owned facility. We also lease office space in Irvine, California, which we vacated and subleased in connection with our March 2010 reorganization.

ITEM 3.	LEGAL PROCEEDINGS.

See the discussion of “Litigation” and the “SRI Litigation” in Note 9 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for information regarding commitments and contingencies.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is traded on the Nasdaq Global Select Market under the symbol “SRDX.” The table below sets forth the range of high and low sale prices, by quarter, for our Common Stock, as reported by Nasdaq, in each of the last two fiscal years.

Fiscal Quarter Ended:	High	Low
September 30, 2012	$20.99	$15.11
June 30, 2012	17.37	13.53
March 31, 2012	16.15	13.30
December 31, 2011	15.00	8.73
September 30, 2011	12.95	8.90
June 30, 2011	15.50	10.82
March 31, 2011	13.40	11.30
December 31, 2010	13.23	8.28

Our transfer agent is:

American Stock Transfer & Trust Company

59 Maiden Lane, Plaza Level

New York, New York 10038

(800) 937-5449

According to the records of our transfer agent, as of December 3, 2012, there were 158 holders of record of our common stock and approximately 4,600 beneficial owners of shares registered in nominee or street name.

To date, SurModics has not paid or declared any cash dividends on its common stock. The declaration and payment by SurModics of future dividends, if any, on its common stock will be at the sole discretion of the Board of Directors and will depend on SurModics’ continued earnings, financial condition, capital requirements and other factors that the Board of Directors deems relevant.

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2012, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
7/1/12 — 7/31/12	307	$16.50	0	$55,302,113
8/1/12 — 8/31/12	0	NA	0	$55,302,113
9/1/12 — 9/30/12	2,896,118	$19.00	2,894,253	$311,306

Total	2,896,425	$19.00	2,894,253	$311,306

(1)	The purchases in this column included shares repurchased as part of our publicly announced program and in addition included 2,172 shares repurchased by the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with “stock swap exercises” related to the vesting of employee restricted stock awards or to satisfy payment associated with exercise of non-qualified stock options.

(2)	On November 15, 2007, our Board of Directors authorized the repurchase of up to $35.0 million of our outstanding common stock. In addition, on May 7, 2012, our Board of Directors authorized the repurchase of up to an additional $50.0 million of our outstanding common stock. Under the November 2007 and May 2012 authorizations, the Company had $55.3 million available for repurchases as of June 30, 2012. On August 6, 2012, the Company commenced a “modified Dutch auction” tender offer to purchase up to $55.0 million in value of its common stock at a price not greater than $19.00 and not less than $17.00 per share. The tender offer period expired on September 5, 2012, resulting in the repurchase of $55.0 million in value of common stock, consisting of 2,894,253 shares at a price of $19.00 per share. As of September 30, 2012, pursuant to the November 2007 authorization, we had used the entire amount authorized and repurchased a cumulative 1,303,240 shares at an average price of $26.86 per share. Under the May 2012 authorization, the Company has $0.3 million available for future share repurchases as of September 30, 2012. The repurchase authorization does not have a fixed expiration date.

Stock Performance Chart

The following chart compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the Nasdaq Stock Market and the Nasdaq Medical Industry Index (Medical Devices, Instruments and Supplies). The comparison assumes $100 was invested on September 28, 2007 and assumes reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

The data presented below as of and for the fiscal years ended September 30, 2012, 2011 and 2010 is derived from our audited consolidated financial statements included elsewhere in this report. The data as of and for the fiscal years ended September 30, 2009 and 2008 is derived from our audited consolidated financial statements which are not included in this report. The information set forth below should be read in conjunction with the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this report and our consolidated financial statements and related notes beginning on page F-1 and other financial information included in this report.

	Fiscal Year
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Statement of Operations Data(1):
Total revenue	$51,928	$52,756	$54,488	$103,336	$76,979
Operating income from continuing operations	16,342	15,523	11,991	62,608	26,363
Income from continuing operations	10,129	10,925	405	41,253	14,437
Income (loss) from discontinued operations	102	(29,431)	(21,494)	(3,702)	302
Net income (loss)	10,231	(18,506)	(21,089)	37,550	14,739
Diluted income (loss) per share:
Continuing operations	$0.58	$0.63	$0.02	$2.36	$0.79
Discontinued operations	0.01	(1.69)	(1.24)	(0.21)	0.02
Net income (loss)	0.59	(1.06)	(1.21)	2.15	0.80
Balance Sheet Data:
Cash, short-term and long-term investments	$58,090	$68,197	$56,786	$47,868	$71,978
Total assets	103,075	156,782	170,279	185,562	191,028
Retained earnings	74,625	64,394	82,900	103,989	66,439
Total stockholders’ equity	93,744	139,608	154,359	172,372	141,806
Statement of Cash Flows Data(1):
Net cash provided by operating activities from continuing operations	$17,626	$22,900	$22,468	$29,591	$35,152

(1)	All periods have been restated to adjust for the classification of our Pharmaceuticals segment as discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Financial Data” and our audited consolidated financial statements and related notes appearing elsewhere in this report. Any discussion and analysis regarding our future financial condition and results of operations are forward-looking statements that involve risks, uncertainties and assumptions, as more fully identified in “Forward-Looking Statements” and “Risk Factors.” Our actual future financial condition and results of operations may differ materially from those anticipated in the forward-looking statements.

Overview

SurModics is a leading provider of surface modification and in vitro diagnostic technologies to the healthcare industry. In fiscal 2012 our business performance continued to be driven by growth in our Medical Device hydrophilic coatings royalty revenue. Our drug delivery royalty and product revenue declined because of Cor-

dis’s termination of its exclusivity arrangements under one of its license agreements. The Medical Device segment overcame this license termination by increasing new license agreements and continued activities with other Medical Device customers.

Our In Vitro Diagnostics segment delivered solid revenue growth from existing products, new product launches and the addition of new diagnostic test kit manufacturer customers.

As further discussed in Item 1 Overview — Sale of Pharmaceuticals Business, in December 2010 we announced that the Board of Directors of the Company authorized the Company to explore strategic alternatives for our Pharmaceuticals business, including a potential sale of that business. This decision by the Board reflected our focus on returning the Company to profitable growth, and our renewed commitment to pursuing growth opportunities and investments in our Medical Device and In Vitro Diagnostics businesses. On November 1, 2011, we entered into a Purchase Agreement to sell substantially all of the assets of SurModics Pharmaceuticals to Evonik. Under the terms of the Purchase Agreement, the entire portfolio of products and services of SurModics Pharmaceuticals, including its cGMP development and manufacturing facility located in Birmingham, Alabama, were sold. The Company retained all accounts receivable and the majority of liabilities associated with the SurModics Pharmaceuticals business incurred prior to closing. The Pharma Sale closed on November 17, 2011. The total consideration received from the Pharma Sale was $30.0 million in cash.

We have reported the Pharmaceuticals segment as discontinued operations beginning in the first quarter of fiscal 2012, as disclosed in Notes 1 and 3 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Accordingly, all results of operations, cash flows, assets and liabilities of SurModics Pharmaceuticals for all periods presented are classified as discontinued operations. All information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes only results from continuing operations (excluding SurModics Pharmaceuticals) for all periods presented, unless otherwise noted.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Following the sale of SurModics Pharmaceuticals which was previously reported as a separate operating segment, the Company is now organized into two segments, as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device, with end markets that include coronary, peripheral, and neuro-vascular, and urology, among others, and (2) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications, with products that include protein stabilization reagents, substrates, antigens and surface coatings.

We derive our revenue from three primary sources: (1) royalties and license fees from licensing our patented drug delivery and surface modification technologies and in vitro diagnostic formats to customers; the vast majority (typically in excess of 90%) of revenue in the “royalties and license fees” category is in the form of royalties; (2) the sale of reagent chemicals to licensees and the sale of stabilization products, antigens, substrates and surface coatings to the diagnostic and biomedical research markets; and (3) research and development fees generated on customer projects. Revenue fluctuates from quarter to quarter depending on, among other factors: our customers’ success in selling products incorporating our technologies; the timing of introductions of licensed products by customers; the timing of introductions of products that compete with our customers’ products; the number and activity level associated with customer development projects; the number and terms of new license agreements that are finalized; the value of reagent chemicals and other products sold to customers; and the timing of future acquisitions we complete, if any.

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

Our R&D activities are engaged in the exploration, discovery and application of technology to solve meaningful problems in the diagnosis and treatment of disease. Our key R&D activities include efforts that support and expand our core offerings. These efforts include completing development activities associated with our next generation (Gen 5) hydrophilic coating platform and completing activities that support the development of our coating technologies that enhance drug-coated balloons. Additional planned activities include initiation of surface modification experiments that improve medical device performance and developing chemistries to support molecular diagnostic applications.

For our internal R&D programs in our segments, we utilize R&D review committees to prioritize these programs based on a number of factors, including a program’s strategic fit, commercial impact, potential competitive advantage, technical feasibility, and the amount of investment required. The measures and metrics used to monitor a program’s progress vary based on the program, and typically include many of the same factors discussed above with respect to our customer R&D programs. We typically make decisions to continue or terminate a program based on research results (relative to the above measures and metrics) and other factors, including our own strategic and/or business priorities, and the amount of additional investment required.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements is based in part on the application of significant accounting policies, many of which require management to make estimates and assumptions (see Note 2 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K). Actual results may differ from these estimates under different assumptions or conditions and could materially impact our results of operations. Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. We believe the following are critical areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

We elected to early adopt this accounting guidance at the beginning of our first quarter of fiscal 2010, on a prospective basis, for applicable transactions originating or materially modified on or after October 1, 2009. In connection with the adoption of the amended accounting standard we also changed our policy prospectively for multiple element arrangements, whereby we account for revenue using a multiple attribution model in which consideration allocated to R&D activities is recognized as performed, and milestone payments are recognized when the milestone events are achieved, when such activities and milestones are deemed substantive. Accordingly, in situations where a unit of accounting includes both a license and R&D activities, and when a license does not have stand-alone value, the Company applies a multiple attribution model in which consideration allocated to the license is recognized ratably, consideration allocated to R&D activities is recognized as performed and milestone payments are recognized when the milestone events are achieved, when such activities and milestones are deemed substantive.

The Company enters into license and development arrangements that may consist of multiple deliverables which could include a license(s) to SurModics’ technology, R&D activities, manufacturing services, and product sales based on the needs of its customers. For example, a customer may enter into an arrangement to obtain a license to SurModics’ intellectual property which may also include R&D activities, and supply of products manufactured by SurModics. For these services provided, SurModics could receive upfront license fees upon signing of an agreement and granting the license, fees for R&D activities as such activities are performed, milestone payments contingent upon advancement of the product through development and clinical stages to successful commercialization, fees for manufacturing services and supply of product, and royalty payments based on customer sales of product incorporating SurModics’ technology. Our license and development arrangements generally do not have refund provisions if the customer cancels or terminates the agreement. Typically all payments made are non-refundable.

Under the accounting guidance, we are still required to evaluate each deliverable in a multiple element arrangement for separability. We are then required to allocate revenue to each separate deliverable using a hierarchy of VSOE, TPE, or ESP. In many instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be a result of SurModics infrequently selling each element separately or having a limited history with multiple element arrangements. When VSOE cannot be established, SurModics attempts to establish a selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately.

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

Valuation of long-lived assets.    Accounting guidance requires us to evaluate periodically whether events and circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of long-lived assets, such as property and equipment and intangibles with finite lives. If such events or circumstances were to indicate that the carrying amount of these assets may not be recoverable, we would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of the assets, we would recognize an impairment charge to reduce such assets to their fair value.

In fiscal 2012 there were no impairment charges relating to our long-lived assets as there were no events or circumstances that occurred that affected the recoverability of such assets.

In the fourth quarter of fiscal 2011, we recognized asset impairment charges totaling $28.1 million associated with our Pharmaceuticals segment which is presented in the operating results of discontinued operations. We wrote down long-lived assets (fixed assets of $23.3 million and intangibles of $4.8 million), associated with our Pharmaceuticals segment, based on the valuation of the assets relative to their carrying value. The Company had been exploring strategic alternatives for the Pharmaceuticals segment, including a potential sale. The assets of the Pharmaceuticals segment did not qualify as held-for-sale as of September 30, 2011, because we had not committed to a plan to sell at that time. However, our assessment of options available as of September 30, 2011 resulted in a probability-weighted value of expected future cash flows below the carrying value of these assets, which required us to determine the fair value of the long-lived assets of the Pharmaceuticals segment using the probability-weighted value of the expected future cash flows. Asset impairment charges of $28.1 million were recognized based on this assessment. Subsequently, the Company sold substantially all of the assets of SurModics Pharmaceuticals for $30.0 million on November 17, 2011. See Note 3 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information regarding the sale of substantially all of the assets of the Pharmaceuticals segment.

In fiscal 2010, we recognized asset impairment charges totaling $4.9 million, with $3.0 million presented in the operating results of continuing operations and $1.9 million presented in the operating results of discontinued operations. We wrote down certain project- and technology-related assets totaling $1.7 million, as there were no ongoing business opportunities expected in light of current market conditions and general economic environment. SurModics also recognized a charge of $1.3 million associated with certain construction-in-progress fixed assets in Minnesota, given the level of business activity and overall economic conditions. Each of these events included analysis of expected future cash flows or real estate market data which were compared with the carrying values of the assets to determine the impairment charges that were recognized. The assets associated with these charges had limited remaining value and, as such, were written down to zero value at September 30, 2010. The asset impairment charges are included in the operating results of continuing operations. In addition, we wrote down facility-related assets in Alabama by $1.9 million to their fair value based on a decision to sell the assets. However, based on further analysis of various factors associated with the consolidation of facilities, we later decided not to sell the facility. The carrying value of the facility was $2.1 million at September 30, 2010, which was based on a real estate appraisal obtained during the year. This $1.9 million asset impairment charge is included in the operating results of discontinued operations.

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

The evaluation of goodwill for impairment in fiscal 2012 and 2011 was based on goodwill accounting guidance which was early adopted by SurModics in the fourth quarter of fiscal 2011 (Step 0). The guidance involves assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test becomes unnecessary.

Evaluating goodwill for impairment involves the determination of the fair value of our reporting units in which we have recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis.

We have determined that our continuing reporting units are our In Vitro Diagnostics operations known as our In Vitro Diagnostics unit and which contains our BioFX branded products and the SurModics drug delivery and hydrophilic coatings operations known as our Medical Device unit. Goodwill in the In Vitro Diagnostics reporting unit resulted from the acquisition of BioFX in fiscal 2007. Inherent in the determination of fair value of our reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations.

The $8.0 million of goodwill at September 30, 2012 and 2011 is related to the In Vitro Diagnostics reporting unit and represents the gross value from our acquisition of BioFX in 2007. We performed our annual impairment test of goodwill as of August 31, 2012, and did not record any goodwill impairment charges during fiscal 2012 as there were no indicators of impairment associated with the In Vitro Diagnostics reporting unit. The Company also did not record any goodwill impairment charges related to the In Vitro Diagnostics reporting unit during fiscal 2011 or 2010.

Prior to testing goodwill for impairment in fiscal 2010, we tested our definite-lived assets (property and equipment as well as intangible assets) under the provisions of the accounting guidance for impairment or disposal of long-lived assets, and determined that there were no impairments of these assets.

In fiscal 2010, we experienced a significant decrease in our stock price as it declined from $24.13 per share at October 1, 2009 to $12.03 per share at the date of the annual impairment test, which was August 31, 2010. While we continually evaluated whether any indications of impairment were present that would require an impairment analysis on an interim basis, no such indicators were considered present prior to the fourth quarter of fiscal 2010. Prior to the fourth quarter of fiscal 2010, based on our outlook for future results and the fact that our market capitalization exceeded our book value by a margin of 64% at June 30, 2010, we did not believe that the events and circumstances in existence at interim reporting dates indicated that it was more likely than not that the fair value of any of our reporting units would be less than their carrying amount.

In evaluating whether goodwill was impaired in fiscal 2010, we compared the fair value of the reporting units to which goodwill was assigned to their respective carrying values (Step 1 of the impairment test). In calculating fair value, we used the income approach as our primary indicator of fair value, with the market approach used as a test of reasonableness. The income approach is a valuation technique under which we estimate future cash flows using the reporting units’ financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. The market approach establishes fair value by comparing SurModics to other publicly traded guideline companies or by analysis of actual transactions of similar businesses or assets sold. The income approach is tailored to the circumstances of our business, and the market approach is completed as a secondary test to ensure that the results of the income approach are reasonable and in line with comparable companies in the industry. The summation of our reporting units’ fair values was compared and reconciled to our market capitalization as of the date of our impairment test.

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

In estimating the fiscal 2010 fair value of the Company under the market approach, management considered the relative merits of commonly applied market capitalization multiples based on the availability of data. Based on the analysis, we utilized the guideline public company method to support the valuation of the reporting units in fiscal 2010.

Based on the goodwill analysis performed as of August 31, 2010, the excess in fair value over carrying value of the Company’s In Vitro Diagnostics reporting unit in Step 1 of the impairment test was approximately 82% and, as such, the $8.0 million of goodwill related to this reporting unit was not impaired.

We did incur goodwill impairment charges totaling $19.5 million ($5.7 million in fiscal 2011 and $13.8 million in fiscal 2010) associated with our SurModics Pharmaceuticals subsidiary which is now presented as a discontinued operation following the sale of the Pharmaceuticals segment in November 2011. See Note 3 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information on this reporting unit.

Investments.    Investments consist principally of U.S. government and government agency obligations, mortgage-backed securities and corporate and municipal debt securities and are classified as available-for-sale or held-to-maturity at September 30, 2012 and 2011. Our investment policy requires that no more than 5% of investments be held in any one credit or issue, excluding U.S. government and government agency obligations. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from operations and reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income (loss). This adjustment results in a new cost basis for the investment. Our evaluation of the available-for-sale investments resulted in no loss recognition in fiscal 2012, 2011 or 2010. Investments for which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. When an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity occurs, the Company writes down the security to fair value with a corresponding adjustment to other income (loss). Our investment in OctoPlus N.V. (“OctoPlus”) along with our other strategic investments are subject to other-than-temporary impairment assessment which resulted in impairment losses of $0.8 million and $7.9 million in fiscal 2012 and 2010, respectively. Interest on debt securities, including amortization of premiums and accretion of discounts, is included in other income (loss). Realized gains and losses from the sales of debt securities, which are included in other income (loss), are determined using the specific identification method. See Notes 2 and 4 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information.

Income tax accruals and valuation allowances.    When preparing the consolidated financial statements, we are required to estimate the income tax obligations in each of the jurisdictions in which we operate. This process involves estimating the actual current tax obligations based on expected income, statutory tax rates and tax planning opportunities in the various jurisdictions. In the event there is a significant unusual or one-time item recognized in the results of operations, the tax attributable to that item would be separately calculated and recorded in the period the unusual or one-time item occurred. Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. As a result, the annual effective tax rate reflected in our results of operations is different than that reported on our tax return (i.e., our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some are temporary differences that will reverse over time, such as depreciation expense on capital assets. These temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years, for which we have already recorded the expense in our consolidated statements of operations. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance against those deferred tax assets. Deferred tax liabilities generally represent items for which we have already taken a deduction in our tax return, but we have not yet recognized the items as expense in our results of operations. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We had total deferred tax assets in excess of total deferred tax liabilities of $6.0 million as of September 30, 2012 and $9.2 million as of September 30, 2011, including valuation allowances of $6.5 million as of September 30, 2012 and $6.2 million as of September 30, 2011. The valuation allowances related to impairment losses on investments were recorded because the Company does not currently foresee future capital gains within the allowable carryforward and carryback periods to offset these capital losses when they are recognized. As such, no tax benefit has been recorded in the consolidated statements of operations. In addition, we recorded a valuation allowance related to certain state deferred tax assets based on the uncertainty regarding their realization.

The Company applied the accounting guidance associated with uncertain tax positions which defined new standards for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. The total gross amount of unrecognized tax benefits as of September 30, 2012, 2011 and 2010 was $1.4 million, $1.6 million and $1.9 million, respectively, excluding accrued interest and penalties. Of these unrecognized tax benefits, $1.4 million, $1.6 million and $1.9 million would affect our effective tax rate for fiscal 2012, 2011 and 2010, respectively. Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of September 30, 2012, 2011 and 2010, $0.8 million, $0.7 million and $0.7 million, respectively, of interest and penalties were accrued, excluding the tax benefits of deductible interest. The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax return for fiscal 2010 in the first quarter of fiscal 2012. The IRS completed its examination in the third quarter of fiscal 2012 and a payment was made in the fourth quarter of fiscal 2012 associated with a timing adjustment. The IRS completed an examination of our U.S. income tax return for fiscal 2009 and a payment was made in the third quarter of fiscal 2011 associated with timing adjustments. U.S. income tax returns for years prior to fiscal 2009 are no longer subject to examination by federal tax authorities. Tax returns for state and local jurisdictions for fiscal years 2003 through 2011 remain subject to examination by state and local tax authorities.

In the event that we have determined not to file tax returns with a particular state or local jurisdiction, all years remain subject to examination by the tax authorities. The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution could result in reduced income tax expense. Within the next 12 months, we do not expect that our unrecognized tax benefits will change significantly. See Note 8 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information regarding changes in unrecognized tax benefits during fiscal 2012, 2011 and 2010.

Use of Non-GAAP Financial Information.

In addition to disclosing financial results in accordance with GAAP, this report includes certain non-GAAP financial results, such as effective tax rate and segment operating results adjusted for one-time events. We believe these non-GAAP measures provide meaningful insight into our operating performance, excluding certain event-specific charges, and provide an alternative perspective of our results of operations. We use non-GAAP measures, including certain of those set forth in this report, to assess our operating performance and to determine payout under our executive compensation programs. We believe that presentation of certain non-GAAP measures allows investors to review our results of operations from the same perspective as management and our Board of Directors and facilitates comparisons of our current results of operations. The method we use to produce non-GAAP results is not in accordance with GAAP and may differ from the methods used by other companies. Non-GAAP results should not be regarded as a substitute for corresponding GAAP measures but instead should be utilized as a supplemental measure of operating performance in evaluating our business. Non-GAAP measures do have limitations in that they do not reflect certain items that may have a material impact upon our reported financial results. As such, these non-GAAP measures presented should be viewed in conjunction with our consolidated financial statements prepared in accordance with GAAP.

Results of Operations

Years Ended September 30, 2012 and 2011

Revenue.    Fiscal 2012 revenue was $51.9 million, a decrease of $0.8 million, or 2%, from fiscal 2011. The table below provides a summary of each operating segment’s revenue with the narrative that follows providing additional explanations.

(in thousands)	2012	2011	Increase/ (Decrease)	% Change
Revenue:
Medical Device	$37,883	$39,606	$(1,723)	(4)%
In Vitro Diagnostics	14,045	13,150	895	7%

Total revenue	$51,928	$52,756	$(828)	(2)%

Medical Device.    Revenue in Medical Device was $37.9 million in fiscal 2012, a 4% decrease compared with $39.6 million in the prior-year period. The decrease in total revenue reflected $2.8 million of lower royalty revenue, partially offset by higher R&D revenue. Our royalty and product revenue from Cordis decreased $6.2 million in fiscal 2012 compared with fiscal 2011. Partially offsetting this impact was growth of approximately 10% in our hydrophilic coatings royalties associated with other medical device customers.

As we have disclosed in previous filings, Medical Device has historically derived a substantial amount of revenue from royalties and license fees and product sales attributable to Cordis, on its CYPHER® Sirolimus-eluting Coronary Stent. The CYPHER® stent incorporated a proprietary SurModics polymer coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in coronary artery lesions. The CYPHER® stent faced continuing competition from Boston Scientific, Medtronic and Abbott. In June 2011, Cordis announced the cessation of the manufacture of the CYPHER® and CYPHER SELECT® Plus stents by the end of calendar 2011. In July 2011, Cordis notified the Company of its intention to terminate the exclusivity arrangements under the license agreement, which also resulted in a termination of the minimum quarterly royalty requirements beginning in the first quarter of fiscal 2012. For the last several years, royalty revenue and reagent product sales have decreased as a result of lower CYPHER® stent sales, and we had anticipated that royalty revenue from CYPHER® stents would continue to decrease. Beginning with the first quarter of fiscal 2012, the minimum royalty requirements were eliminated and royalty revenue from Cordis is now based on a percentage of CYPHER® sales, if any, until the products are no longer sold.

In Vitro Diagnostics.    In Vitro Diagnostics revenue was $14.0 million in fiscal 2012, an increase of 7%, compared with $13.2 million in the prior-year period. This increase was attributable to $1.1 million of higher sales of our stabilization, antigens and microarray slide products, partially offset by $0.2 million of lower sales of other products. Higher product units sold drove the revenue increase as there were limited price increases in fiscal 2012.

Product costs.    Product costs were $7.4 million in fiscal 2012, a 10% increase compared with $6.7 million for fiscal 2011. The $0.7 million increase in product costs principally reflected the increase in product sales as well as the mix of products sold. Overall product gross margins averaged 64% in fiscal 2012, compared with 67% for the prior-year period. The decrease in product gross margins reflected the mix of products sold in fiscal 2012, as there were increased levels of certain lower margin diagnostic product sales compared with prior-year results.

Research and development expenses.    R&D expenses were $14.1 million for fiscal 2012, an increase of 1% compared with $14.0 million for fiscal 2011. The increase was primarily a result of $1.2 million of higher development costs as fiscal 2011 included the recognition of $0.8 million of therapeutic grant income (which was recorded as a reduction of expenses), associated with awards received under the federal qualified therapeutic discovery project program, and $0.7 million of higher temporary labor costs in fiscal 2012, partially offset by $1.2 million of lower compensation costs resulting from our fiscal 2011 restructurings and $0.3 million of lower occupancy costs.

Selling, general and administrative expenses.    Selling, general and administrative (“SG&A”) expenses were $14.0 million for fiscal 2012, a decrease of 6% compared with $14.9 million for fiscal 2011. The decrease was primarily attributable to $1.0 million of lower compensation costs resulting from our fiscal 2011 restructurings. In addition, fiscal 2011 included $0.4 million of non-recurring advisory services expenses. These decreases for fiscal 2012 were partially offset by $0.5 million of costs associated with the repurchase of our common stock through a tender offer and $0.5 million of higher consulting and professional services fees.

Restructuring charges.    During the fiscal year ended September 30, 2012, we did not incur any restructuring charges. The charges for fiscal 2011 described below have been presented separately as restructuring charges in the consolidated statements of operations.

In August 2011 (fiscal 2011), we announced a realignment of our business to optimize the Company’s resources according to our strategic plan. As a result of the organizational change, we eliminated approximately 10% of our workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the fourth quarter of fiscal 2011. We recorded total pre-tax restructuring charges of $1.0 million in the fourth quarter of fiscal 2011, which consisted of severance pay and benefits expenses.

In October 2010 (fiscal 2011), we announced initiatives to reduce our cost structure and renew our focus on business units to more closely match operations and cost structure with our customer environment. As a result of the organizational change, we eliminated approximately 8% of our workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the first quarter of fiscal 2011. We recorded total pre-tax restructuring charges of $0.6 million in the first quarter of fiscal 2011, which consisted of $0.6 million of severance pay and benefits expenses.

Cumulative costs totaling $2.6 million have been paid associated with the fiscal 2011 and 2010 restructurings, and we anticipate paying the remaining $0.2 million within the next 15 months, with the majority in the next 12 months.

Other (loss) income.    Other (loss) income was a loss of less than $0.1 million in fiscal 2012, compared with income of $1.0 million for fiscal 2011. The loss in fiscal 2012 principally reflects an $0.8 million impairment loss on our investment in OctoPlus, based on a significant decline in the stock price of OctoPlus and length of time during fiscal 2012 when the stock price was trading below its previous cost basis. Income from investments was $0.5 million for fiscal 2012, compared with $0.6 million in the prior-year period. The decrease primarily reflects slightly lower yields on our investment balances. In addition, we recognized $0.2 million and $0.4 million in realized investment gains associated with our investment portfolio in fiscal 2012 and 2011, respectively.

Income tax provision.    The income tax provision associated with continuing operations was $6.2 million and $5.6 million for fiscal 2012 and 2011, respectively, representing effective tax rates of 37.9% and 33.9%, respectively. The higher income tax provision for fiscal 2012 was a result of an increase to the valuation allowance and the impact of nondeductible costs related to our tender offer. The difference between the U.S. federal statutory tax rate of 35.0% and the Company’s effective tax rate for fiscal 2012 and 2011 reflects the above items as well as the impact of state income taxes and permanent tax items.

Income (loss) from discontinued operations.    Income (loss) from discontinued operations, net of income tax provision or benefit, for fiscal 2012 and 2011, from the Pharmaceuticals segment was income of $1.2 million and loss of $29.4 million, respectively. Revenue from the Pharmaceuticals segment was $5.3 million and $15.1 million for fiscal 2012 and 2011, respectively. Activity related to the Pharmaceuticals segment for fiscal 2012 includes the period from October 1, 2011 to November 17, 2011, the date of the Pharma Sale. The loss from discontinued operations for fiscal 2011 included asset impairment charges of $28.1 million, a $5.7 million goodwill impairment charge and restructuring costs of $0.6 million.

Loss on sale of discontinued operations.    Loss on sale of discontinued operations recorded in fiscal 2012 related to the Pharma Sale was $1.1 million ($1.7 million on a pre-tax basis), which was principally related to transaction closing costs.

Segment Operating Results

Operating income for each of our reportable segments, which excludes the results from our Pharmaceuticals segment, was as follows (in thousands):

	2012	2011
Operating income (loss):
Medical Device	$18,431	$19,997
In Vitro Diagnostics	4,542	4,314
Corporate	(6,631)	(8,788)

Total operating income from continuing operations	$16,342	$15,523

Medical Device.    Operating income was $18.4 million in fiscal 2012, compared with $20.0 million in fiscal 2011. The decreased operating income resulted principally from $6.2 million lower royalty revenue and reagent sales from our license agreement with Cordis related to the CYPHER® and CYPHER SELECT® Plus stents in fiscal 2012 compared with fiscal 2011, partially offset by $4.5 million in increased revenue from our hydrophilic coating license agreements. In addition, in fiscal 2011 there was recognition of $0.8 million in qualified therapeutic grant income. Partially offsetting these factors were lower compensation and occupancy costs in fiscal 2012 of $0.9 million.

In Vitro Diagnostics.    Operating income was $4.5 million in fiscal 2012, compared with $4.3 million in fiscal 2011. Higher product sales of $0.9 million in fiscal 2012 were substantially offset by higher product costs, resulting in a minimal increase to operating income compared with the prior-year period. Product gross margins declined to 63% in fiscal 2012 compared with product gross margins of 65% in the prior-year period. Operating expenses were substantially the same in both periods.

Corporate.    The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board related that have not been fully allocated to the Medical Device and In Vitro Diagnostics segments. Corporate also includes one-time charges such as restructuring costs, which are not specific to a segment. Operating loss was $6.6 million in fiscal 2012, compared with $8.8 million in fiscal 2011. Fiscal 2012 included $1.0 million associated with higher litigation related legal fees, offset partially by $0.6 million of lower compensation costs and a reduction of $0.3 million in advisory services expenses compared with fiscal 2011. Fiscal 2011 included restructuring charges of $1.6 million and non-recurring advisory services expenses.

Results of Operations

Years Ended September 30, 2011 and 2010

Revenue.    Fiscal 2011 revenue was $52.8 million, a decrease of $1.7 million, or 3%, from fiscal 2010. The table below provides a summary of each operating segment’s revenue with the narrative that follows providing additional explanations.

(in thousands)	2011	2010	Increase/ (Decrease)	% Change
Revenue:
Medical Device	$39,606	$43,294	$(3,688)	(9)%
In Vitro Diagnostics	13,150	11,194	1,956	17%

Total revenue	$52,756	$54,488	$(1,732)	(3)%

Medical Device.    Revenue in Medical Device was $39.6 million in fiscal 2011, a 9% decrease compared with $43.3 million in the prior-year period. The decrease in total revenue reflected lower license fees and royalties as well as lower R&D revenue, partially offset by higher product sales. Fiscal 2010 included $1.3 million in license fee revenue that was one-time in nature.

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

Product costs.    Product costs were $6.7 million in fiscal 2011, a 1% decrease from the prior year. Overall product margins were 67%, compared with 61% in the prior year. The increase in product margins reflected the mix of products sold in fiscal 2011, as there were higher levels of diagnostic and reagent product sales compared with prior year results. In fiscal 2010, we recognized an inventory impairment charge totaling $0.4 million.

Research and development expenses.    R&D expenses were $14.0 million for fiscal 2011, a decrease of 26% compared with fiscal 2010. The decrease principally reflects the impact of $1.1 million of lower labor costs as a result of our March and October 2010 reorganizations which reduced our R&D headcount. In addition, we recognized $0.8 million of therapeutic grant income (which was recorded as a reduction of expenses) in fiscal 2011, associated with awards received under the federal qualified therapeutic discovery project program and, with fewer research projects in fiscal 2011, we spent less on project materials.

Selling, general and administrative expenses.    SG&A expenses were $14.9 million for fiscal 2011, an increase of 19% compared with fiscal 2010. The increase principally reflects higher variable compensation costs of $1.1 million and non-recurring advisory services expenses of $0.4 million and increased compensation costs associated with our Board of Directors.

Restructuring charges.    The charges for fiscal 2011 and 2010 described below have been presented separately as restructuring charges in the consolidated statements of operations.

In August 2011 (fiscal 2011), we announced a realignment of our business to optimize the Company’s resources according to our strategic plan. As a result of the organizational change, we eliminated approximately 10% of our workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the fourth quarter of fiscal 2011. We recorded total pre-tax restructuring charges of $1.0 million in the fourth quarter of fiscal 2011, which consisted of severance pay and benefits expenses.

In October 2010 (fiscal 2011), we announced initiatives to reduce our cost structure and renew our focus on business units to more closely match operations and cost structure with our customer environment. As a result of the organizational change, we eliminated approximately 8% of our workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the first quarter of fiscal 2011. We recorded total pre-tax restructuring charges of $0.6 million in the first quarter of fiscal 2011, which consisted of $0.6 million of severance pay and benefits expenses.

In March 2010 (fiscal 2010), we announced an organizational change designed to support future growth by better meeting customer needs and leveraging our multiple competencies across the organization. As a result of the reorganization, we eliminated approximately 5% of our workforce. These employee terminations occurred across various functions and the reorganization plan was completed by the end of the third quarter of fiscal 2010. We also vacated and subleased our leased sales office in Irvine, California as part of the reorganization plan. We vacated the leased space by March 31, 2010. We recorded total pre-tax restructuring charges of approximately $1.2 million in connection with the fiscal 2010 reorganization, which consisted of $0.8 million of severance pay and benefits expenses and $0.4 million of facility-related costs.

Asset impairment charges.    There were no asset impairment charges recognized in fiscal 2011. In fiscal 2010 we recorded a total of $3.0 million of asset impairment charges as follows: $0.8 million associated with certain long-lived assets where no ongoing business was expected in the foreseeable future based on market conditions, $1.3 million associated with certain fixed asset costs located in Minnesota, $0.4 million associated with prototypes and other equipment related to a development project for which no ongoing business was expected in the foreseeable future in light of market conditions, and $0.5 million associated with certain patent rights. The assets associated with these charges had limited remaining value and, as such, were written down to zero value.

Other income (loss).    Other income was $1.0 million in fiscal 2011, compared with a loss of $6.6 million in fiscal 2010. Income from investments was $0.6 million in fiscal 2011, compared with $1.0 million in fiscal 2010. The decrease primarily reflects lower yields generated from our investment portfolio in fiscal 2011. The fiscal 2010 loss primarily reflects a total of $7.9 million of impairment losses in connection with our portfolio of strategic investments.

We recognized an impairment loss on our investment in Nexeon totaling $5.3 million in the fourth quarter of fiscal 2010 based on the valuations associated with potential new rounds of financing. In addition, we recognized a $2.4 million loss on our investment in Vessix Vascular, Inc., a medical technology company, in the third quarter of fiscal 2010 based on market valuations and a pending financing round for this company. Another entity in which the Company had a strategic investment sold the majority of its assets in the third quarter of fiscal 2010 resulting in an impairment loss of $0.2 million.

Income tax provision.    The income tax provision associated with continuing operations was $5.6 million in fiscal 2011, compared with $5.0 million in fiscal 2010. The effective tax rate in fiscal 2011 was 33.9%. The fiscal 2010 effective tax rate was 92.5%. The fiscal 2010 adjusted effective tax rate was 37.4%, when excluding the impairment loss on investments of $7.9 million for which there is no related tax benefit. The decrease in the effective tax rate, adjusted for the impairment loss on investments, is primarily a result of release of income tax reserves and lower compensation expense associated with incentive stock options in fiscal 2011.

Loss from discontinued operations.    Loss from the Pharmaceuticals segment discontinued operations, net of income tax benefit, for fiscal 2011 and 2010, was $29.4 million and $21.5 million, respectively. Revenue from the Pharmaceuticals segment was $15.1 million and $15.7 million for fiscal 2011 and 2010, respectively. The loss from discontinued operations for fiscal 2011 included a $5.7 million goodwill impairment charge as there had been no substantial changes in operating results in fiscal 2011 when compared with fiscal 2010, and, as such, we concluded that the goodwill associated with fiscal 2011 milestone events was fully impaired. We also incurred asset impairment charges of $28.1 million in fiscal 2011. We wrote down long-lived assets (fixed assets of $23.3 million and intangibles of $4.8 million), associated with our Pharmaceuticals segment, based on the current valuation of the assets relative to their carrying value. We had been exploring strategic alternatives for the Pharmaceuticals segment, including a potential sale. The assets of the Pharmaceuticals segment did not qualify as held-for-sale as of September 30, 2011, because we had not committed to a plan to sell at that time. However, our assessment of options available as of September 30, 2011 resulted in a probability-weighted value of expected future cash flows below the carrying value of these assets, which required us to determine the fair value of the long-lived assets of the Pharmaceuticals segment using the probability-weighted value of the expected future cash flows. Asset impairment charges of $28.1 million were recognized based on this assessment. Subsequently, the Company sold substantially all of the assets of SurModics Pharmaceuticals for $30.0 million on November 17, 2011. See Notes 1 and 3 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information regarding the sale of substantially all of the assets of the Pharmaceuticals segment.

The fiscal 2011 and 2010 loss included restructuring costs of $0.6 million and $0.1 million, respectively.

The fiscal 2010 loss included a goodwill impairment charge of $13.8 million and asset impairment charges of $1.9 million. The goodwill impairment charge in fiscal 2010 resulted from a significant decline in the estimated fair value of the SurModics Pharmaceuticals reporting unit. This reporting unit experienced a slowdown in business activity that was most pronounced in the fourth quarter of fiscal 2010 and incurred higher operating costs with our cGMP manufacturing facility. These factors combined with a decrease in our stock price during the fourth quarter of fiscal 2010 resulted in recognition of the $13.8 million goodwill impairment charge. In addition, we recorded a $1.9 million asset impairment charge associated with writing down one of the facilities in Alabama to fair value based on a decision to sell the facility, which we later determined not to sell. The $2.1 million carrying value of this facility was based on a real estate market appraisal obtained during the year.

Segment Operating Results

Operating income (loss) for each of our reportable segments, which excludes the results from our Pharmaceuticals segment, was as follows (in thousands):

	2011	2010
Operating income (loss):
Medical Device	$19,997	$19,461
In Vitro Diagnostics	4,314	3,296
Corporate	(8,788)	(10,766)

Total operating income from continuing operations	$15,523	$11,991

Medical Device.    Operating income was $20.0 million in fiscal 2011, compared with $19.5 million in fiscal 2010. The increased operating income was driven by $1.5 million in lower development costs (reflecting the $0.8 million federal qualified therapeutic discovery project program and lower customer and internal project material expense), $1.3 million in lower compensation costs resulting from our August 2011 and October 2010 reorganizations and $0.6 million in lower product costs. The savings from these reduced operating costs were substantially offset by lower revenue.

In Vitro Diagnostics.    Operating income was $4.3 million in fiscal 2011, compared with $3.3 million in fiscal 2010. The gross margin increase of $1.4 million, associated with the $2.0 million revenue increase, was the primary contributor to the operating income increase, partially offset by $0.2 million in higher compensation costs and $0.1 million in higher sales and marketing expenses.

Corporate.    Operating loss was $8.8 million in fiscal 2011, compared with a loss of $10.8 million in fiscal 2010. Both periods included restructuring charges and fiscal 2010 included asset impairment charges of $3.0 million; when these charges are excluded, our adjusted operating losses were $7.2 million and $6.6 million for fiscal 2011 and 2010, respectively. The increased operating loss was driven primarily by higher variable compensation costs in fiscal 2011.

Liquidity and Capital Resources

Operating Activities.    As of September 30, 2012, we had working capital of $33.1 million, of which $29.7 million consisted of cash, cash equivalents and short-term investments (comprised of available-for-sale securities). Working capital decreased $10.4 million from the September 30, 2011 level, resulting primarily from a use of $55.0 million of cash related to our common stock repurchases under the “modified Dutch auction” tender offer in September 2012 which was partially offset by an increase in cash of $30.0 million from the Pharma Sale in November 2011 and cash generated from fiscal 2012 operations. Our cash, cash equivalents, available-for-sale securities and held-to-maturity securities totaled $58.1 million at September 30, 2012, a decrease of $10.1 million from $68.2 million at September 30, 2011. As noted above, the decrease in cash resulted principally from the $55.0 million of common stock repurchases under the tender offer offset partially by an increase of $30.0 million in cash from the Pharma Sale. Our investments consist principally of U.S. government and government agency obligations, mortgage-backed securities and investment grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. The Company’s investment policy requires that no more than 5% of investments be held in any one credit or issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while meeting or exceeding a benchmark (“Merrill Lynch 1-3 Year Government-Corporate Index”) total rate of return. Management plans to continue to direct its investment advisors to manage the Company’s securities investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its cash and securities investments, including those described below.

The Company generated cash flows from operating activities from continuing operations of approximately $17.6 million in fiscal 2012, compared with $22.9 million in fiscal 2011. The following table depicts our cash flows provided by operating activities from continuing operations for each of fiscal 2012 and 2011:

	For the Years Ended September 30,
	2012	2011
	(In thousands)
Net income (loss)	$10,231	$(18,506)
(Income) loss from discontinued operations	(1,176)	29,431
Loss on sale of discontinued operations	1,074	—
Depreciation and amortization	2,929	3,159
Stock-based compensation	2,671	3,650
Deferred taxes	(728)	(1,283)
Net other operating activities	609	(255)
Net change in other operating assets and liabilities	2,016	6,704

Net cash provided by operating activities from continuing operations	$17,626	$22,900

Net cash provided by operating activities from continuing operations decreased $5.3 million in fiscal 2012 compared with fiscal 2011. The decrease primarily reflects short-term incentive compensation payments made in the first quarter of fiscal 2012 which were related to fiscal 2011 operating results and a $6.2 million decline in royalty revenue and reagent sales from our license agreement with Cordis related to the CYPHER® and CYPHER SELECT® Plus stents in fiscal 2012.

Investing Activities.    In fiscal 2012, we invested $0.8 million in property and equipment compared with $1.6 million in fiscal 2011. The lower property and equipment investment in fiscal 2012 is below SurModics’ historical investment levels given the timing of certain investments. We anticipate a return to historical investment levels in fiscal 2013. We also received cash in fiscal 2012 from our discontinued operations which totaled $27.7 million. Fiscal 2011 investment reflected higher spending associated with the buildout of manufacturing space in our Eden Prairie, Minnesota facility to accommodate production of our BioFX branded products. Fiscal 2011 also included $5.7 million of milestone payments associated with the July 2007 SurModics Pharmaceuticals acquisition and $4.8 million of cash transferred to our discontinued operations to fund its operating activities.

Financing Activities.    In November 2007, our Board of Directors authorized the repurchase of up to $35.0 million of the Company’s outstanding common stock in open-market transactions, private transactions, tender offers or other transactions. In addition, in May 2012, our Board of Directors authorized the repurchase of up to an additional $50.0 million of the Company’s outstanding common stock through open-market purchases, private transactions, block trades, accelerated share repurchase transactions, tender offers, or by any combination of such methods. Under the November 2007 and May 2012 authorizations, we had $55.3 million available for repurchases as of June 30, 2012. On August 6, 2012, we commenced a “modified Dutch auction” tender offer to purchase up to $55.0 million in value of our common stock at a price not greater than $19.00 and not less than $17.00 per share. The tender offer period expired on September 5, 2012, resulting in the repurchase of $55.0 million in value of common stock, consisting of 2,894,253 shares at a price of $19.00 per share. See Note 5 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. As of September 30, 2012, pursuant to the November 2007 authorization, we had used the entire amount authorized and repurchased a cumulative 1,303,240 shares at an average price of $26.86 per share. Under the May 2012 authorization, we have $0.3 million available for future share repurchases as of September 30, 2012. The repurchase authorization does not have a fixed expiration date.

We do not have any credit agreements and believe that our existing cash, cash equivalents and investments, which totaled $58.1 million as of September 30, 2012, together with cash flow from operations, will provide liquidity sufficient to meet the below stated needs and fund our operations for the next 12 months. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms. Our anticipated liquidity needs for fiscal 2013 may include, but are not limited to, the following: general capital expenditures in the range of $2.0 to $3.0 million and obligations remaining after the Pharma Sale, including indemnification obligations to Evonik related to contingent consideration payments and any payments related to our agreement with various governmental authorities associated with creation of jobs in Alabama.

Discontinued Operations.    Our Pharmaceuticals discontinued operations used operating cash of $1.5 million and $2.9 million in fiscal 2012 and 2011, respectively. Cash used in operations in fiscal 2012 was lower than fiscal 2011 principally as a result of fewer months of operations in fiscal 2012 because of the Pharma Sale. Cash provided by investing activities was $29.8 million in fiscal 2012 and related principally to proceeds received from the Pharma Sale in November 2011. Cash used in investing activities in fiscal 2011 of $1.9 million related to investment in property and equipment. Cash used in financing activities in fiscal 2012 of $28.3 million related to transfers of cash to the continuing operations of the Company and consisted principally of cash generated from the Pharma Sale. The $4.9 million source of funds in fiscal 2011 consisted of cash transfers provided by the continuing operations of the Company to the discontinued operations.

Customer Concentrations.    Our licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic is our largest customer at 19% of total revenue for fiscal 2012. Medtronic has several separately licensed products that generate royalty revenue for SurModics, none of which represented more than 6% of SurModics’ total revenue. No other individual customer using licensed technology constitutes more than 10% of SurModics’ total revenue. We have seen a significant decrease in our royalty revenue from Cordis in fiscal 2012. Cordis has historically been one of our largest customers. In June 2011, Cordis announced it was ceasing production of the CYPHER® and CYPHER SELECT® Plus stents by the end of calendar 2011. Beginning with the first quarter of fiscal 2012, the minimum royalty requirements were eliminated and royalty revenue from Cordis is now based on a percentage of CYPHER® sales, if any, until the products are no longer sold.

Our licensing agreements with many of our customers, including most of our significant customers, cover many licensed products that each separately generates royalty revenue. This structure reduces the potential risk to our operations that may result from reduced sales (or the termination of a license) of a single product for any specific customer.

Off-Balance Sheet Arrangements and Contractual Obligations.    As of September 30, 2012, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.

Presented below is a summary of contractual obligations and payments due by period (in thousands). See Note 9 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding the below obligations.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$203	$61	$126	$16	$—
Other long-term liabilities(1)	22	—	22	—	—

Total	$225	$61	$148	$16	$—

(1)	Other long-term liability contractual obligations primarily relate to payments associated with terminated operating leases as part of our restructuring activities in fiscal 2010.

As of September 30, 2012, our gross liability for uncertain tax positions was $2.2 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over an extended period of time or whether a cash settlement of the liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations above.

In addition, we may be required to pay additional cash or stock consideration of up to $11.7 million related to business acquisitions, contingent on future achievement of certain development objectives of the acquired businesses. The timing and amounts are uncertain, thus we are not able to reasonably estimate whether settlement of the contingent liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations above.

New Accounting Pronouncements.

In June 2011, the FASB issued changes to the presentation of comprehensive income. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes became effective for the Company on October 1, 2012 (fiscal 2013). Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, management has determined that these changes will not have an impact on the consolidated financial statements.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments consist principally of U.S. government and government agency obligations, mortgage-backed securities and investment-grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $0.8 million decrease in the fair value of the Company’s available-for-sale securities as of September 30, 2012, but no material impact on the results of operations or cash flows.

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

The consolidated balance sheets as of September 30, 2012 and 2011 and the consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2012, together with Report of Independent Registered Public Accounting Firm and related footnotes (including selected unaudited quarterly financial data) begin on page F-1 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

1.	Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation and because the material weakness previously disclosed in our Annual Report on Form 10-K/A filed with the SEC on February 14, 2012 had not been remediated as of September 30, 2012, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2012 to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

2.	Internal Control over Financial Reporting.

a. Management’s Report on Internal Control Over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of September 30, 2012, our internal control over financial reporting was not effective because the material weakness related to evaluating non-routine events or transactions previously disclosed in our Annual Report on Form 10-K/A filed with the SEC on February 14, 2012 had not been remediated as of September 30, 2012.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued the attestation report below regarding the Company’s internal control over financial reporting.

b.Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SurModics, Inc.

Eden Prairie, Minnesota

We have audited SurModics, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2012, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2012 of the Company and our report dated December 14, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

December 14, 2012

3.	Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously reported, including most recently under “Item 4 — Controls and Procedures” in our quarterly report on Form 10-Q for the quarter ended June 30, 2012, management concluded that our internal control over financial reporting was not effective because the previously disclosed material weakness arising from a deficiency in controls with respect to the evaluation of non-routine events or transactions had not yet been remediated. Management continued to work on remediating this material weakness through the year ended September 30, 2012, and will continue to enhance the processes and controls related to evaluating non-routine events or transactions.

We have implemented or will implement the following changes in processes and controls within our accounting function:

•	The Company initiated quarterly meetings to discuss and identify unique events that occurred as an additional detection activity related to non-routine events or transactions;

•

The Company changed its internal control procedures related to the evaluation of non-routine events or transactions to require that such events are prepared and reviewed by individuals with an appropriate level of accounting expertise;

•	The Company assesses non-routine events or transactions and if necessary engages an independent accounting advisor to assist with management’s evaluation and accounting conclusion; and

•	The Company will assess the continuing effects of significant historical non-routine events or transactions on its financial statements.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 relating to directors, our audit committee, the nature of changes, if any, to procedures by which our shareholders may recommend nominees for directors, our code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Ethics and Business Conduct,” “Corporate Governance — Corporate Governance and Nominating Committee; Procedures and Policy” and “Audit Committee Report,” which appear in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders. The information required by Item 10 relating to executive officers appears in Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation and Other Information,” “Compensation Discussion and Analysis,” “Director Compensation During Fiscal 2012” and “Organization and Compensation Committee Report,” which appear in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to the sections entitled “Principal Shareholders,” and “Management Shareholdings” which appear in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table provides information related to the Company’s equity compensation plans in effect as of September 30, 2012:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,600,244	(1)	$19.63	(1)	1,550,067	(2)
Equity compensation plans not approved by shareholders	0		N/A		0

Total	1,600,244		$19.63		1,550,067

(1)	Excludes shares that may be issued under the Company’s amended and restated 1999 Employee Stock Purchase Plan, but includes amounts reserved for previously-granted restricted stock and performance share awards under the 2009 Equity Incentive Plan.

(2)	Includes 1,448,320 shares available for future issuance under the 2009 Equity Incentive Plan. There are 101,747 shares available under the amended and restated 1999 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated herein by reference to the sections entitled “Corporate Governance — Related Person Transaction Approval Policy” and “Corporate Governance — Majority of Independent Directors; Committees of Independent Directors,” which appear in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated herein by reference to the section entitled “Audit Committee Report,” which appears in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders.

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

SurModics, Inc.

Valuation and Qualifying Accounts

(In thousands)

Description(1)	Balance at Beginning of Period	Additions Charged (Credited) to Expenses	Deductions From Reserves		Balance at End of Period
Year Ended September 30, 2010:
Allowance for doubtful accounts	$40	$146	$161	(a)	$25

Restructuring accrual	$955	$1,204	$976	(b)	$1,183

Year Ended September 30, 2011:
Allowance for doubtful accounts	$25	$79	$72	(a)	$32

Restructuring accrual	$1,183	$1,616	$1,819	(b)	$980

Year Ended September 30, 2012:
Allowance for doubtful accounts	$32	$13	$5	(a)	$40

Restructuring accrual	$980	$—	$788	(b)	$192

(1)	Includes accounts associated with continuing operations.

(a)	Uncollectible accounts written off and adjustments to the allowance.

(b)	Adjustments to the accrual account reflect payments or non-cash charges associated with the accrual.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURMODICS, INC.

By:	/s/ Gary R. Maharaj

Gary R. Maharaj
President and Chief Executive Officer

Dated: December 14, 2012

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

Signature	Title	Date

/s/ Gary R. Maharaj Gary R. Maharaj	President and Chief Executive Officer (principal executive officer) and Director	December 14, 2012

/s/ Timothy J. Arens Timothy J. Arens	Vice President of Finance and Interim Chief Financial Officer (principal financial officer)	December 14, 2012

/s/ Mark A. Lehman Mark A. Lehman	Corporate Controller (principal accounting officer)	December 14, 2012

/s/ Robert C. Buhrmaster Robert C. Buhrmaster	Chairman of the Board of Directors	December 14, 2012

/s/ José H. Bedoya José H. Bedoya	Director	December 14, 2012

/s/ John W. Benson John W. Benson	Director	December 14, 2012

Signature	Title	Date

/s/ Mary K. Brainerd Mary K. Brainerd	Director	December 14, 2012

/s/ David R. Dantzker, M.D. David R. Dantzker, M.D.	Director	December 14, 2012

/s/ Gerald B. Fischer Gerald B. Fischer	Director	December 14, 2012

/s/ Susan E. Knight Susan E. Knight	Director	December 14, 2012

/s/ Scott R. Ward Scott R. Ward	Director	December 14, 2012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended September 30, 2012

SURMODICS, INC.

Exhibit
2.1	Agreement of Merger, dated January 18, 2005, with InnoRx, Inc. — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 18, 2005, SEC File No. 0-23837.
2.2	Stock Purchase Agreement, dated July 31, 2007, between SurModics, Inc. and Southern Research Institute — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 31, 2007, SEC File No. 0-23837.
2.3	Asset Purchase Agreement by and among SurModics, Inc., SurModics Pharmaceuticals, Inc., and Evonik Degussa Corporation dated as of November 1, 2011 — incorporated by reference to Exhibit 2.1 to the Company’s 8-K dated November 7, 2011, SEC File No. 0-23837.
3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837.
3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 — incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.
10.1*	Form of officer acceptance regarding employment/compensation — incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, SEC File No. 0-23837.
10.2*	2003 Equity Incentive Plan (as amended and restated December 13, 2005) (adopted December 13, 2005 by the board of directors and approved by the shareholders on January 30, 2006) — incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 3, 2006, SEC File No. 0-23837.
10.3*	Form of SurModics, Inc. 2003 Equity Incentive Plan Non-qualified Stock Option Agreement — incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.4*	Form of SurModics, Inc. 2003 Equity Incentive Plan Incentive Stock Option Agreement — incorporated by reference to Exhibit 99.2 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.5*	Form of SurModics, Inc. 2003 Equity Incentive Plan Restricted Stock Agreement — incorporated by reference to Exhibit 99.3 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.6*	Form of SurModics, Inc. 2003 Equity Incentive Plan Performance Share Award Agreement — incorporated by reference to Exhibit 99.4 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.7*	Form of SurModics, Inc. 2003 Equity Incentive Plan Performance Unit Award (cash settled) Agreement — incorporated by reference to Exhibit 99.5 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.8*	Form of SurModics, Inc. 2003 Equity Incentive Plan Restricted Stock Unit Agreement — incorporated by reference to Exhibit 99.6 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.9*	Form of SurModics, Inc. 2003 Equity Incentive Plan Stock Appreciation Rights (cash settled) Agreement — incorporated by reference to Exhibit 99.7 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.

Exhibit
10.10*	Form of SurModics, Inc. 2003 Equity Incentive Plan Stock Appreciation Rights (stock settled) Agreement — incorporated by reference to Exhibit 99.8 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.11*	Form of Incentive Stock Option Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.2 to the Company’s 8-K filed February 12, 2010, SEC File No. 0- 23837.
10.12*	Form of Non-Statutory Stock Option Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.3 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.
10.13*	Form of Performance Share Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.4 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.
10.14*	Form of Restricted Stock Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.5 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.
10.15*	SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 7, 2010, SEC File No. 0-23837.
10.16*	SurModics, Inc. 1999 Employee Stock Purchase Plan (as amended and restated November 30, 2009) — incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 7, 2010, SEC File No. 0-23837.
10.17*	The Company’s Board Compensation Policy, Amended and Restated as of May 21, 2012 — incorporated by reference to Exhibit (d)(14) to the Company’s Schedule TO filed on August 6, 2012, SEC File No. 0-23837.
10.18*	Offer Letter dated as of December 14, 2010 (in favor of Gary R. Maharaj executed by SurModics, Inc.) – incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on February 4, 2011, SEC File No. 0-23837.
10.19*	Severance Agreement by and between Gary R. Maharaj and SurModics, Inc. dated as of December 14, 2010 – incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on February 4, 2011, SEC File No. 0-23837.
10.20*	Change of Control Agreement with Timothy J. Arens dated February 9, 2012 — incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 10, 2012, SEC File No. 0-23837.
10.21*	Change of Control Agreement with Charles W. Olson dated February 9, 2012 — incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 10, 2012, SEC File No. 0-23837.
10.22*	Change of Control Agreement with Bryan K. Phillips dated February 9, 2012 — incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 10, 2012, SEC File No. 0-23837.
10.23*	Change of Control Agreement with Joseph J. Stich dated February 9, 2012 — incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 10, 2012, SEC File No. 0-23837.
21	Subsidiaries of the Registrant.**
23	Consent of Deloitte & Touche LLP.**
24	Power of Attorney (included on signature page of this Form 10-K).**
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS**	XBRL Instance Document***
101.SCH**	XBRL Taxonomy Extension Schema Document***
101.CAL**	XBRL Taxonomy Calculation Linkbase Document***
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Management contract or compensatory plan or arrangement

**	Filed herewith

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SurModics, Inc.

Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of SurModics, Inc. and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SurModics, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2012 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/     DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

December 14, 2012

SurModics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30

	2012	2011
	(In thousands, except share and per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$15,540	$23,217
Available-for-sale securities	14,117	12,196
Held-to-maturity securities	—	3,030
Accounts receivable, net of allowance for doubtful accounts of $40 and $32 as of September 30, 2012 and 2011, respectively	5,069	4,385
Inventories	3,524	3,181
Deferred tax assets	219	327
Prepaids and other	603	2,268
Current assets of discontinued operations	883	5,983

Total Current Assets	39,955	54,587
Property and equipment, net	13,610	14,586
Available-for-sale securities	28,433	29,754
Deferred tax assets	5,806	8,832
Intangible assets, net	4,430	5,199
Goodwill	8,010	8,010
Other assets, net	2,831	3,303
Non-current assets of discontinued operations	—	32,511

Total Assets	$103,075	$156,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,657	$1,572
Accrued liabilities:
Compensation	2,319	1,952
Accrued other	1,066	1,241
Deferred revenue	47	53
Other current liabilities	170	873
Current liabilities of discontinued operations	1,640	5,349

Total Current Liabilities	6,899	11,040
Deferred revenue, less current portion	185	222
Other long-term liabilities	2,247	2,421
Non-current liabilities of discontinued operations	—	3,491

Total Liabilities	9,331	17,174

Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Series A preferred stock — $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $.05 par value, 45,000,000 shares authorized; 14,656,806 and 17,531,408 shares issued and outstanding, respectively	733	877
Additional paid-in capital	18,346	74,490
Accumulated other comprehensive income (loss)	40	(153)
Retained earnings	74,625	64,394

Total Stockholders’ Equity	93,744	139,608

Total Liabilities and Stockholders’ Equity	$103,075	$156,782

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended September 30

	2012	2011	2010
	(In thousands, except
	per share data)
Revenue:
Royalties and license fees	$27,445	$30,385	$33,843
Product sales	20,742	20,150	17,364
Research and development	3,741	2,221	3,281

Total revenue	51,928	52,756	54,488

Operating costs and expenses:
Product costs	7,418	6,750	6,806
Research and development	14,143	14,005	18,972
Selling, general and administrative	14,025	14,862	12,509
Restructuring charges	—	1,616	1,204
Asset impairment charges	—	—	3,006

Total operating costs and expenses	35,586	37,233	42,497

Operating income from continuing operations	16,342	15,523	11,991

Other (loss) income:
Investment income, net	540	627	1,022
Impairment loss on investments	(804)	—	(7,943)
Other income, net	228	379	314

Other (loss) income	(36)	1,006	(6,607)

Income from continuing operations before income taxes	16,306	16,529	5,384
Income tax provision	(6,177)	(5,604)	(4,979)

Income from continuing operations	10,129	10,925	405

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	1,176	(29,431)	(21,494)
Loss on sale of discontinued operations, net of income taxes	(1,074)	—	—

Income (loss) from discontinued operations	102	(29,431)	(21,494)

Net income (loss)	$10,231	$(18,506)	$(21,089)

Basic income (loss) per share:
Continuing operations	$0.58	$0.63	$0.02
Discontinued operations	0.01	(1.69)	(1.24)
Net income (loss)	$0.59	$(1.06)	$(1.21)
Diluted income (loss) per share:
Continuing operations	$0.58	$0.63	$0.02
Discontinued operations	0.01	(1.69)	(1.24)
Net income (loss)	$0.59	$(1.06)	$(1.21)
Weighted average number of shares outstanding:
Basic	17,318	17,419	17,372
Diluted	17,431	17,462	17,380

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30, 2012, 2011 and 2010

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
	(In thousands)
Balance at September 30, 2009	17,471	$874	$66,005	$1,504	$103,989	$172,372
Components of comprehensive loss, net of tax:
Net loss	—	—	—	—	(21,089)	(21,089)
Unrealized holding losses on available-for-sale securities arising during the period	—	—	—	(437)	—	(437)
Reclassification for gains included in net loss, net of tax provision of $118	—	—	—	(181)	—	(181)

Comprehensive loss						(21,707)

Issuance of common stock	40	2	608	—	—	610
Common stock repurchased	(102)	(6)	(2,026)	—	—	(2,032)
Common stock options exercised, net	14	1	281	—	—	282
Purchase of common stock to pay employee taxes	1	—	(545)	—	—	(545)
Reduction of tax benefit from stock-based compensation plans	—	—	(496)	—	—	(496)
Stock-based compensation	—	—	5,875	—	—	5,875

Balance at September 30, 2010	17,424	871	69,702	886	82,900	154,359
Components of comprehensive loss, net of tax:
Net loss	—	—	—	—	(18,506)	(18,506)
Unrealized holding losses on available-for-sale securities arising during the period	—	—	—	(804)	—	(804)
Reclassification for gains included in net loss, net of tax provision of $144	—	—	—	(235)	—	(235)

Comprehensive loss						(19,545)

Issuance of common stock	55	3	571	—	—	574
Purchase of common stock to pay employee taxes	52	3	(43)	—	—	(40)
Excess tax benefit from stock-based compensation plans	—	—	8	—	—	8
Stock-based compensation	—	—	4,252	—	—	4,252

Balance at September 30, 2011	17,531	877	74,490	(153)	64,394	139,608
Components of comprehensive income, net of tax:
Net income	—	—	—	—	10,231	10,231
Unrealized holding gains on available-for-sale securities arising during the period	—	—	—	335	—	335
Reclassification for gains included in net income, net of tax provision of $86	—	—	—	(142)	—	(142)

Comprehensive income						10,424

Issuance of common stock	26	1	270	—	—	271
Common stock repurchased	(2,894)	(145)	(54,846)	—	—	(54,991)
Common stock options exercised, net	10	1	72	—	—	73
Purchase of common stock to pay employee taxes	(16)	(1)	(235)	—	—	(236)
Reduction or adjustment of tax benefit from stock-based compensation plans	—	—	(4,138)	—	—	(4,138)
Stock-based compensation	—	—	2,733	—	—	2,733

Balance at September 30, 2012	14,657	$733	$18,346	$40	$74,625	$93,744

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30

	2012	2011	2010
	(In thousands)
Operating Activities:
Net income (loss)	$10,231	$(18,506)	$(21,089)
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
(Income) loss from discontinued operations	(1,176)	29,431	21,494
Loss on sale of discontinued operations	1,074	—	—
Depreciation and amortization	2,929	3,159	3,620
Asset impairment charges	—	—	3,006
Gains on sales of securities, net	(228)	(380)	(299)
Amortization of premium on held-to-maturity securities	31	93	128
Impairment loss on investments	804	—	7,943
Stock-based compensation	2,671	3,650	4,587
Deferred taxes	(728)	(1,283)	(2,082)
Reduction of tax benefit from stock-based compensation plans	38	4	115
(Gain) loss on disposals of property and equipment	(36)	28	4
Change in operating assets and liabilities:
Accounts receivable	(685)	1,873	2,117
Inventories	(343)	(954)	332
Accounts payable and accrued liabilities	(2,663)	570	134
Income taxes	5,734	5,016	2,959
Deferred revenue	(42)	(51)	(917)
Prepaids and other	15	250	416

Net cash provided by operating activities from continuing operations	17,626	22,900	22,468

Investing Activities:
Purchases of property and equipment	(763)	(1,551)	(2,780)
Purchases of available-for-sale securities	(43,840)	(50,926)	(34,919)
Sales and maturities of available-for-sale securities	43,556	50,364	23,986
Maturities of held-to-maturity securities	3,000	1,000	2,000
Investment in other strategic assets	—	—	(500)
Purchase of licenses and patents	—	—	(210)
Payments related to a prior business acquisition	—	(5,650)	(750)
Cash received from (transferred to) discontinued operations	27,665	(4,841)	(7,740)

Net cash provided by (used in) investing activities from continuing operations	29,618	(11,604)	(20,913)

Financing Activities:
Reduction of tax benefit from stock-based compensation plans	(38)	(4)	(115)
Issuance of common stock	344	574	892
Repurchase of common stock	(54,991)	—	(2,032)
Purchases of common stock to pay employee taxes	(236)	(40)	(545)

Net cash (used in) provided by financing activities from continuing operations	(54,921)	530	(1,800)

Net cash (used in) provided by continuing operations	(7,677)	11,826	(245)

Discontinued Operations:
Net cash used in operating activities	(1,514)	(2,945)	(461)
Net cash provided by (used in) investing activities	29,817	(1,908)	(6,898)
Net cash (used in) provided by financing activities	(28,303)	4,853	7,359

Net cash provided by discontinued operations	—	—	—

Net change in cash and cash equivalents	(7,677)	11,826	(245)
Cash and Cash Equivalents:
Beginning of year	23,217	11,391	11,636

End of year	$15,540	$23,217	$11,391

Supplemental Information:
Cash paid (received) for income taxes	$2,060	$(398)	$4,105
Noncash transactions — acquisition of property and equipment on account	$553	$104	$565

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

1.	Description

SurModics, Inc. and subsidiaries (the “Company”) is a leading provider of surface modification and in vitro diagnostic technologies to the healthcare industry. The Company derives its revenue from three primary sources: (1) royalties and license fees from licensing its patented drug delivery and surface modification technologies and in vitro diagnostic formats to customers; (2) the sale of reagent chemicals to licensees and the sale of stabilization products, antigens, substrates and surface coatings to the diagnostic and biomedical research markets; and (3) research and development fees generated on customer projects.

Basis of Presentation

The consolidated financial statements include all accounts and wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”). All significant inter-company transactions have been eliminated.

Certain items in the consolidated financial statements for the years ended September 30, 2011 and 2010, and assets and liabilities as of September 30, 2011, have been reclassified to conform to the current period presentation. As discussed in Note 3, the results of operations, assets and liabilities of SurModics Pharmaceuticals, Inc. (“SurModics Pharmaceuticals”) have been accounted for as discontinued operations for all periods presented. Accordingly, the results of operations, cash flows, assets and liabilities of SurModics Pharmaceuticals for prior periods have been reclassified to discontinued operations. In addition, footnote disclosures have also been modified to conform to the current period presentation as appropriate. All information in the following notes to the consolidated financial statements includes only results from continuing operations (excluding SurModics Pharmaceuticals) for all periods presented, unless otherwise noted.

Changes to Consolidated Statements of Operations

Beginning with the first quarter of fiscal 2012, the Company changed the format of the consolidated statements of operations for reporting cost of revenue associated with research and development revenue. The change in format combines customer research and development expenses with other research and development expenses into the research and development expense category. Previously the research and development revenue exceeded ten percent of total revenue and, as such, Regulation S-X Rule 5-03 required presentation of an associated cost of revenue. With the presentation of the Pharmaceuticals segment as discontinued operations, the research and development revenue no longer exceeds ten percent of total revenue and, as such, there is no requirement to disclose a corresponding cost. All prior periods have been reclassified to present results following this new format.

Subsequent Events

In October 2012, the Company was informed that one of its strategic investments, OctoPlus N.V. (“OctoPlus”), had received a tender offer from Dr. Reddy’s Laboratories Ltd. (“Dr. Reddy’s”) to purchase all issued and outstanding ordinary shares of OctoPlus at an offer price of €0.52 per share. The Company expects to record a gain of approximately $0.1 million on the sale of this investment in the second quarter of fiscal 2013 pending final completion of the tender offer.

In November 2012, the Company was informed that one of its strategic investments, Vessix Vascular, Inc. (“Vessix”), was purchased by Boston Scientific Corporation. The Company expects to record a gain of approximately $1.2 million on the sale of this investment in the first quarter of fiscal 2013 with total potential proceeds of $5.5 million over time depending on achievement of future milestones during the period 2013 to 2017.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2.	Summary of Significant Accounting Policies and Select Balance Sheet Information

Cash and Cash Equivalents

Cash and cash equivalents consist of financial instruments with original maturities of three months or less and are stated at cost which approximates fair value.

Investments

Investments consist principally of U.S. government and government agency obligations, mortgage-backed securities and corporate and municipal debt securities and are classified as available-for-sale or held-to-maturity at September 30, 2012 and 2011. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from operations and reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income (loss). This adjustment results in a new cost basis for the investment. Investments for which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. When an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity occurs, the Company writes down the security to fair value with a corresponding adjustment to other income (loss). Interest on debt securities, including amortization of premiums and accretion of discounts, is included in other income (loss). Realized gains and losses from the sales of debt securities, which are included in other income (loss), are determined using the specific identification method.

The original cost, unrealized holding gains and losses, and fair value of available-for-sale securities as of September 30 were as follows (in thousands):

	2012
	Original Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$28,641	$213	$—	$28,854
Mortgage-backed securities	2,896	129	(26)	2,999
Municipal bonds	3,178	35	—	3,213
Asset-backed securities	613	—	(15)	598
Corporate bonds	6,858	28	—	6,886

Total	$42,186	$405	$(41)	$42,550

	2011
	Original Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$30,433	$176	$(6)	$30,603
Mortgage-backed securities	3,871	131	(54)	3,948
Municipal bonds	3,561	53	—	3,614
Asset-backed securities	1,336	1	(49)	1,288
Corporate bonds	2,474	32	(9)	2,497

Total	$41,675	$393	$(118)	$41,950

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As of September 30, 2012, the Company concluded that the unrealized losses related to the available-for-sale securities shown above were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of their amortized cost.

The original cost and fair value of investments by contractual maturity at September 30, 2012 were as follows (in thousands):

	Amortized Cost	Fair Value
Debt securities due within:
One year	$14,093	$14,117
One to five years	23,903	24,149
Five years or more	4,190	4,284

Total	$42,186	$42,550

The following table summarizes sales of available-for-sale securities for the years ended September 30, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Proceeds from sales	$43,556	$50,364	$23,986
Gross realized gains	$229	$384	$302
Gross realized losses	$(1)	$(4)	$(3)

During the second quarter of fiscal 2012, all remaining held-to-maturity debt securities matured. Therefore, there were no held-to-maturity debt securities at September 30, 2012. At September 30, 2011, the amortized cost and fair market value of held-to-maturity debt securities were $3.0 million and $3.1 million, respectively.

Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following as of September 30 (in thousands):

	2012	2011
Raw materials	$1,479	$1,218
Finished products	2,045	1,963

Total	$3,524	$3,181

Property and Equipment

Property and equipment are stated at cost, less any impairment, and are depreciated using the straight-line method over the estimated useful lives of the assets. The Company recorded depreciation expense of $2.2 million, $2.4 million and $2.8 million for the years ended September 30, 2012, 2011 and 2010, respectively.

The September 30, 2012 and 2011 balances in construction-in-progress include the cost of enhancing the capabilities of the Company’s Eden Prairie, Minnesota facility. As assets are placed in service, construction-in-progress is transferred to the specific property and equipment categories and depreciated over the estimated useful lives of the assets.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In fiscal 2010, the Company recognized an $0.8 million asset impairment charge associated with certain long-lived assets included in Laboratory fixtures and equipment where no ongoing business was expected in the foreseeable future based on market conditions. The Company also recognized a $0.4 million asset impairment charge associated with prototypes and other equipment related to a development project for which no ongoing business was expected in the foreseeable future in light of market conditions. In addition, the Company recorded a $1.3 million asset impairment charge associated with certain fixed asset costs located in Minnesota that were included in Construction-in-progress during fiscal 2010.

Property and equipment consisted of the following components as of September 30 (in thousands):

	Useful Life	2012	2011
	(In years)
Land		$4,359	$4,359
Laboratory fixtures and equipment	3 to 10	13,004	13,236
Buildings and improvements	3 to 20	14,702	14,655
Office furniture and equipment	3 to 10	3,370	3,222
Construction-in-progress		848	237
Less accumulated depreciation		(22,673)	(21,123)

Property and equipment, net		$13,610	$14,586

Other Assets

Other assets consisted principally of strategic investments as of September 30 as follows (in thousands):

	2012	2011
Investment in OctoPlus N.V.	$718	$1,190
Investment in Nexeon MedSystems, Inc.	285	285
Investment in ThermopeutiX, Inc.	1,185	1,185
Investment in ViaCyte, Inc.	559	559
Other	84	84

Other assets, net	$2,831	$3,303

In January 2005, the Company made an initial equity investment of approximately $3.9 million in OctoPlus, a company based in the Netherlands active in the development of pharmaceutical formulations incorporating novel biodegradable polymers. Subsequent investments brought the Company’s total investment to $6.0 million. In October 2006, OctoPlus common stock began trading on the Euronext Amsterdam Stock Exchange following an initial public offering of its common stock. With a readily determinable fair market value, the Company now treats the investment in OctoPlus as an available-for-sale investment rather than a cost method investment. Available-for-sale investments are reported at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations, recorded in the other income (loss) section of the consolidated statements of operations, and resulting in a new cost basis for the investment. As of September 30, 2012, the investment in OctoPlus represented an ownership interest of less than 10%. In the second quarter of fiscal 2012, the Company recognized an impairment loss on the investment totaling $0.8 million based on a significant decline in the stock price of OctoPlus and length of time the stock price had been trading below the previous cost basis of $1.7 million. The Company recorded no realized gain or loss related to this investment in fiscal 2011 or 2010. Subsequent to the recognized impairment loss in the second quarter of fiscal 2012, the Company recorded in comprehensive

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

income an unrealized loss of $0.2 million in the second half of fiscal 2012. The Company also recorded in comprehensive income (loss) an unrealized loss of $0.5 million and an unrealized gain of $0.9 million in fiscal 2011 and 2010, respectively, related to the OctoPlus investment. The Company recognized an impairment loss on the investment totaling $4.3 million in fiscal 2008 based on a significant decline in the stock price of OctoPlus as a result of market conditions. The cost basis in OctoPlus is $0.9 million after consideration of the fiscal 2012 and 2008 impairments. As noted in Note 1 under “Subsequent Events”, in October 2012 OctoPlus received a tender offer from Dr. Reddy’s. The Company expects to record a gain of approximately $0.1 million on the sale of this investment in the second quarter of fiscal 2013 pending final completion of the tender offer.

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

The Company has invested a total of $5.2 million in ViaCyte, Inc. (“ViaCyte”), formerly Novocell, Inc., a privately-held California-based biotechnology firm that is developing a unique treatment for diabetes using coated islet cells, the cells that produce insulin in the human body. In fiscal 2006, the Company determined that its investment in ViaCyte was impaired and that the impairment was other than temporary. Accordingly, the Company recorded an impairment loss of $4.7 million. The balance of the investment of $0.6 million, which is accounted for under the cost method, represents less than a 5% ownership interest. The Company does not exert significant influence over ViaCyte’s operating or financial activities.

In July 2007, the Company made equity investments in Paragon Intellectual Properties, LLC (“Paragon”) and Apollo Therapeutics, LLC, a Paragon subsidiary, totaling $3.5 million. SurModics made an additional equity investment in fiscal 2008 totaling $2.5 million, based upon successful completion of specified development milestones. In October 2008, Paragon announced that it had restructured, moving from a limited liability company with seven subsidiaries to a single C-corporation named Nexeon MedSystems, Inc. (“Nexeon”). Commencing with the second quarter of fiscal 2009, SurModics accounts for its investment in Nexeon under the cost method (previously accounted for under the equity method) as the Company’s ownership is less than 20%, and the Company does not exert significant influence over Nexeon’s operating or financial activities. The Company made an additional cash investment in Nexeon of $0.5 million in fiscal 2009. In the fourth quarter of fiscal 2010, the Company held discussions with Nexeon management to understand the business status and outlook, valuations associated with potential new rounds of financing, operating metrics and other industry factors which impacted the Company’s assessment of the carrying value of this investment. As a result of its assessment, the Company recognized a $5.3 million impairment loss on this investment in fiscal 2010 as it was determined that the investment was other-than-temporarily impaired.

In August 2009, the Company invested $2.0 million in Vessix, and made a follow-on investment of $0.5 million in March 2010. The Company recognized an impairment loss on this investment totaling $2.4 million in fiscal 2010, based on market valuations and a pending financing round for this company. The Company’s investment in Vessix is accounted for under the cost method, as the Company’s ownership interest is less than 20% and the Company does not exert significant influence over Vessix’s operating or financial activities. Vessix was purchased by Boston Scientific Corporation in November 2012. The Company expects to record a gain of approximately $1.2 million on the sale of this investment in the first quarter of fiscal 2013 with total potential proceeds of $5.5 million over time depending on achievement of future milestones during the period 2013 to 2017. Another entity in which the Company had a strategic investment sold the majority of its assets in fiscal 2010, resulting in an impairment loss of $0.2 million to the Company in fiscal 2010. These investments are included in the category titled “Other” in the table above.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The total carrying value of cost method investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.

In the years ended September 30, 2012, 2011 and 2010, the Company recognized revenue of $0.1 million, $0.1 million and $1.5 million, respectively, from activity with companies in which it had a strategic investment.

Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer relationships, licenses and trademarks. The Company recorded amortization expense of $0.7 million, $0.7 million and $0.8 million for the years ended September 30, 2012, 2011 and 2010, respectively.

In fiscal 2010, the Company recognized an asset impairment charge of $0.5 million associated with certain patent rights. Management applied the accounting guidance associated with long-lived assets and determined that an impairment occurred for these assets as no ongoing business was expected in the foreseeable future based on market conditions.

The asset impairment charges in fiscal 2010 are included in the asset impairment charges line in the consolidated statements of operations.

Intangible assets consisted of the following as of September 30 (in thousands):

	2012
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(2,734)	$2,123
Core technology	8.0	530	(343)	187
Patents and other	16.8	2,256	(716)	1,540

Subtotal		7,643	(3,793)	3,850
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(3,793)	$4,430

	2011
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(2,195)	$2,662
Core technology	8.0	530	(276)	254
Patents and other	16.8	2,308	(605)	1,703

Subtotal		7,695	(3,076)	4,619
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,275	$(3,076)	$5,199

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Based on the intangible assets in service as of September 30, 2012, estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

2013	$742
2014	742
2015	731
2016	594
2017	183

Future amortization amounts presented above are estimates. Actual future amortization expense may be different, as a result of future acquisitions, impairments, changes in amortization periods, or other factors.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value assigned to the assets purchased and liabilities assumed in connection with a company’s acquisition. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment in accordance with accounting guidance for goodwill. The carrying amount of goodwill is evaluated annually, and between annual evaluations if events occur or circumstances change indicating that the carrying amount of goodwill may be impaired.

The Company has determined that its continuing reporting units are the In Vitro Diagnostics operations known as its In Vitro Diagnostics unit and which contains its BioFX branded products and the SurModics drug delivery and hydrophilic coatings operations known as the Medical Device unit. Goodwill in the In Vitro Diagnostics reporting unit resulted from the acquisition of BioFX Laboratories, Inc. (“BioFX”) in fiscal 2007. Inherent in the determination of fair value of the reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as the Company’s strategic plans with regard to its operations.

The $8.0 million of goodwill at September 30, 2012 and 2011 is related to the In Vitro Diagnostics reporting unit and represents the gross value from the acquisition of BioFX in 2007. The Company performed its annual impairment test of goodwill as of August 31, 2012, and did not record any goodwill impairment charges during fiscal 2012 as there were no indicators of impairment associated with the In Vitro Diagnostics reporting unit. The Company also did not record any goodwill impairment charges related to the In Vitro Diagnostics reporting unit during fiscal 2011 or 2010.

The evaluation of goodwill for impairment in fiscal 2012 and 2011 was based on goodwill accounting guidance which was early adopted by the Company in the fourth quarter of fiscal 2011 (Step 0). The guidance involves assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test becomes unnecessary.

Prior to testing goodwill for impairment in fiscal 2010 the Company tested its definite-lived assets (property and equipment as well as intangible assets) under the provisions of the accounting guidance for impairment or disposal of long-lived assets, and determined that there were no impairments of these assets.

In fiscal 2010, the Company experienced a significant decrease in the Company’s stock price as it declined from $24.13 per share at October 1, 2009 to $12.03 per share at the date of the annual impairment test, which was August 31, 2010. While the Company continually evaluated whether any indications of impairment were present that would require an impairment analysis on an interim basis, no such indicators were considered present prior

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

to the fourth quarter of fiscal 2010. Prior to the fourth quarter of fiscal 2010, based on the Company’s outlook for future results and the fact that the market capitalization exceeded the Company’s book value by a margin of 64% at June 30, 2010, Company management did not believe that the events and circumstances in existence at interim reporting dates indicated that it was more likely than not that the fair value of any of the Company’s reporting units would be less than its carrying amount.

In evaluating whether goodwill was impaired in fiscal 2010, the Company compared the fair value of its reporting units to which goodwill was assigned to their respective carrying values (Step 1 of the impairment test). In calculating fair value, the Company used the income approach as the primary indicator of fair value, with the market approach used as a test of reasonableness. The income approach is a valuation technique under which the Company estimates future cash flows using the reporting units’ financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. The market approach establishes fair value by comparing SurModics to other publicly traded guideline companies or by analysis of actual transactions of similar businesses or assets sold. The income approach is tailored to the circumstances of the Company’s business, and the market approach is completed as a secondary test to ensure that the results of the income approach are reasonable and in line with comparable companies in the industry. The summation of the reporting units’ fair values was compared and reconciled to the Company’s market capitalization as of the date of the impairment test.

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

Based on the goodwill analysis performed as of August 31, 2010, the excess in fair value over carrying value of the Company’s In Vitro Diagnostics reporting unit in Step 1 of the impairment test was approximately 82% and, as such, the $8.0 million of goodwill related to this reporting unit was not impaired.

Valuation of Long-Lived Assets

Accounting guidance requires the Company to evaluate periodically whether events and circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of long-lived assets, such as property and equipment and intangibles with finite lives. If such events or circumstances were to indicate that the carrying amount of these assets may not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of the assets, the Company would recognize an impairment charge to reduce such assets to their fair value. See the Property and Equipment, Other Assets and Intangible Assets sections in Note 2 for further information on impairments that were recognized in fiscal 2012 and 2010. See also Note 3 for further information on impairments recognized in fiscal 2011 and 2010 associated with the Pharmaceuticals segment which are classified as discontinued operations.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

The Company derives its revenue from three primary sources: (1) royalties and license fees from licensing its patented drug delivery and surface modification technologies and in vitro diagnostic formats to customers; (2) the sale of reagent chemicals to licensees and the sale of stabilization products, antigens, substrates and surface coatings to the diagnostic and biomedical research markets; and (3) research and development fees generated on customer projects.

Taxes collected from customers and remitted to governmental authorities are excluded from revenue and amounted to $0.1 million for each of the years ended September 30, 2012, 2011 and 2010.

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

Research and development.    The Company performs third-party research and development activities, which are typically provided on a time and materials basis. Generally, revenue for research and development is recorded as performance progresses under the applicable contract.

Arrangements with multiple deliverables.    Revenue arrangements with multiple deliverables have been accounted for based on accounting guidance in existence at the time the arrangement commences. Prior to

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets, with deferred revenue to be recognized beyond one year being classified as non-current deferred revenue. As of September 30, 2012 and 2011, the Company had deferred revenue of $0.2 million and $0.3 million, respectively.

Customer advances are accounted for as a liability until all criteria for revenue recognition have been met.

Customer Concentrations

The Company’s licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. The Company has licenses with a diverse base of customers and certain customers have multiple products using the Company’s technology. Medtronic, Inc. (“Medtronic”) is the Company’s largest customer at 19% of total revenue for fiscal 2012. Medtronic has several separately licensed products that generate royalty revenue for SurModics, none of which represented more than 6% of SurModics’ total revenue. No other individual customer using licensed technology constitutes more than 10% of SurModics’ total revenue. The Company has seen a significant decrease in its royalty revenue from Cordis Corporation, a subsidiary of Johnson & Johnson (“Cordis”) in fiscal 2012. Cordis has historically been one of the Company’s largest customers. In June 2011, Cordis announced it was ceasing production of the CYPHER® and CYPHER SELECT® Plus stents by the end of calendar 2011. Beginning with the first quarter of fiscal 2012, the minimum royalty requirements were eliminated and royalty revenue from Cordis is now based on a percentage of CYPHER® sales, if any, until the products are no longer sold.

The Company’s licensing agreements with many of its customers, including most of its significant customers, cover many licensed products that each separately generates royalty revenue. This structure reduces the potential risk to the Company’s operations that may result from reduced sales (or the termination of a license) of a single product for any specific customer.

Research and Development

Research and development costs are expensed as incurred. Some research and development costs are related to third-party contracts, and the related revenue is recognized as described in “Revenue Recognition” above. Costs associated with customer-related research and development include specific project direct labor costs and material expenses as well as an allocation of overhead costs based on direct labor dollars.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Income (Loss) Per Share Data

Basic income (loss) per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by dividing income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s only potentially dilutive common shares are those that result from dilutive common stock options and non-vested stock relating to restricted stock awards.

The following table sets forth the denominator for the computation of basic and diluted income (loss) per share (in thousands):

	2012	2011	2010
Basic weighted average shares outstanding	17,318	17,419	17,372
Dilutive effect of outstanding stock options and non-vested stock	113	43	8

Diluted weighted average shares outstanding	17,431	17,462	17,380

The calculation of weighted average diluted shares outstanding excludes outstanding stock options associated with the right to purchase 0.6 million, 1.1 million and 1.5 million shares of common stock for fiscal 2012, 2011 and 2010, respectively, as their inclusion would have had an antidilutive effect on diluted income (loss) per share.

New Accounting Pronouncements

In June 2011, the FASB issued changes to the presentation of comprehensive income. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes became effective for the Company on October 1, 2012 (fiscal 2013). Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, management has determined that these changes will not have an impact on the consolidated financial statements.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

3.	Discontinued Operations

On November 1, 2011, the Company entered into a definitive agreement (the “Purchase Agreement”) to sell substantially all of the assets of its wholly-owned subsidiary, SurModics Pharmaceuticals, to Evonik Degussa

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Corporation (“Evonik”). Under the terms of the Purchase Agreement, the entire portfolio of products and services of SurModics Pharmaceuticals, including the Company’s Current Good Manufacturing Practices (“cGMP”) development and manufacturing facility located in Birmingham, Alabama, were sold. The Company retained all accounts receivable and the majority of liabilities associated with SurModics Pharmaceuticals incurred prior to closing. The sale (the “Pharma Sale”) closed on November 17, 2011. The total consideration received from the Pharma Sale was $30.0 million in cash. As part of the Pharma Sale, SurModics agreed not to compete in the restricted business (as defined in the Purchase Agreement) for a period of five years and to indemnify Evonik against specified losses in connection with SurModics Pharmaceuticals, including, for a period of five years, certain contingent consideration obligations related to the acquisition by SurModics Pharmaceuticals of the portfolio of intellectual property and drug delivery projects from PR Pharmaceuticals, Inc. (“PR Pharma”) SurModics retained responsibility for repayment obligations related to an agreement with various governmental authorities associated with creation of jobs in Alabama. The foregoing summary of the Purchase Agreement is qualified in its entirety by reference to the full text of the Purchase Agreement, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 7, 2011. Refer to the Purchase Agreement for more details on the Pharma Sale.

As part of the Pharma Sale, the Company recorded a loss on the sale in fiscal 2012 of $1.7 million ($1.1 million net of income tax benefit), which was principally related to transaction closing costs. The loss is included in “Loss on sale of discontinued operations” in the consolidated statements of operations.

In the fourth quarter of fiscal 2011, the Company recognized asset impairment charges totaling $28.1 million (fixed assets of $23.3 million and intangibles of $4.8 million), associated with its Pharmaceuticals segment. The Company recorded a $23.3 million asset impairment charge associated with writing down its facilities in Alabama to fair value based on the current valuation of the Company’s SurModics Pharmaceuticals assets relative to their carrying value (the entire $23.3 million related to Buildings and improvements). The Company recorded a $4.8 million asset impairment charge associated with writing down its SurModics Pharmaceuticals intangibles to fair value based on the current valuation of such assets relative to their carrying value. The Company had been exploring strategic alternatives for the Pharmaceuticals segment, including a potential sale. The assets of the Pharmaceuticals segment did not qualify as held-for-sale as of September 30, 2011, because the Company had not committed to a plan to sell at that time.

The Company recorded goodwill of $13.8 million associated with the acquisition of SurModics Pharmaceuticals in fiscal 2007 and an additional $5.7 million associated with milestone events in fiscal 2011. The aggregate goodwill amount of $19.5 million was impaired in fiscal 2010 and 2011 as described below.

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

During the Company’s annual test of goodwill as of August 31, 2010, the Company determined that the goodwill related to its SurModics Pharmaceuticals reporting unit was fully impaired and it recognized a goodwill impairment charge of $13.8 million. The goodwill impairment in fiscal 2010 reflected a significant decline in the estimated fair value of the Company’s SurModics Pharmaceuticals reporting unit, which resulted from a slow-

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

down in business activity which was most pronounced in the fourth quarter of fiscal 2010, higher operating costs with the cGMP manufacturing facility, and a significant decrease in the Company’s stock price during fiscal 2010. The stock price declined from $24.13 per share at October 1, 2009 to $12.03 at the date of the annual impairment test, which was August 31, 2010. While the Company continually evaluated whether any indications of impairment were present which would require an impairment analysis on an interim basis, no such indicators were considered present prior to the fourth quarter of fiscal 2010.

All results of operations, cash flows, assets and liabilities of SurModics Pharmaceuticals for all periods presented are classified as discontinued operations, and the consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented. Prior to reclassification, the discontinued operations were reported in the Pharmaceuticals segment as a separate operating segment. The summary of operating results from discontinued operations for the years ended September 30 is as follows (in thousands):

	2012	2011	2010
Total revenue	$5,297	$15,109	$15,715

Income (loss) from discontinued operations	$2,309	$(43,197)	$(26,043)
Income tax (provision) benefit	(1,133)	13,766	4,549

Income (loss) from discontinued operations, net of income taxes	$1,176	$(29,431)	$(21,494)

Loss on sale of discontinued operations	$(1,691)	$—	$—
Income tax benefit	617	—	—

Loss on sale of discontinued operations, net of income taxes	$(1,074)	$—	$—

The major classes of assets and liabilities of discontinued operations as of September 30 were as follows (in thousands):

	2012	2011
Accounts receivable, net	$283	$3,309
Inventories	—	969
Other current assets	600	1,705

Current assets of discontinued operations	883	5,983
Property and equipment, net	—	24,911
Intangible assets, net	—	3,683
Other assets, net	—	3,917

Total assets of discontinued operations	$883	$38,494

Accounts payable	$—	$849
Accrued liabilities — compensation	—	1,522
Deferred revenue	—	550
Other current liabilities	1,640	2,428

Current liabilities of discontinued operations	1,640	5,349
Deferred revenue, less current portion	—	3,371
Other long-term liabilities	—	120

Total liabilities of discontinued operations	$1,640	$8,840

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The assets and liabilities of discontinued operations as of September 30, 2012 are mainly associated with accounts receivable not purchased by Evonik, deferred tax assets and a retained liability of $1.7 million associated with financial incentives SurModics Pharmaceuticals received from various Alabama governmental authorities related to creation of jobs in Alabama. See Note 9 for further discussion of the Alabama jobs commitment liability.

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

There were no Level 3 assets at September 30, 2012. The Company’s Level 3 assets at September 30, 2011 included certain asset-backed and mortgage-backed securities. The fair market values of these investments were determined by broker pricing where not all significant inputs were observable.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company did not significantly change its valuation techniques from prior periods.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 30, 2012
Assets:
Cash equivalents	$—	$5,101	$—	$5,101
Available-for-sale debt securities:
U.S. government and government agency obligations	—	28,854	—	28,854
Mortgage-backed securities	—	2,999	—	2,999
Municipal bonds	—	3,213	—	3,213
Asset-backed securities	—	598	—	598
Corporate bonds	—	6,886	—	6,886
Other assets	718	—	—	718

Total assets measured at fair value	$718	$47,651	$—	$48,369

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

The consolidated balance sheets include held-to-maturity investments totaling $3.0 million as of September 30, 2011. Held-to-maturity investments are carried at amortized cost. These investments matured during fiscal 2012.

Valuation Techniques

The valuation techniques used to measure the fair value of assets are as follows:

Cash equivalents — These assets are classified as Level 2 and are carried at historical cost which is a reasonable estimate of fair value because of the relatively short time between origination of the instrument and its expected realization.

Available-for-sale debt securities — These securities are classified as Level 2 and include various types of debt securities. These securities are valued based on quoted vendor prices in active markets underlying the securities.

Other assets — This asset is classified as Level 1 and represents the Company’s investment in OctoPlus. This investment is valued based on the quoted market price of OctoPlus shares.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following tables provide a reconciliation of fiscal 2012 and 2011 financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands). Transfers of instruments into and out of Level 3 are based on beginning of year values.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Year Ended September 30, 2012 Available-for-Sale Debt Securities
	Mortgage- Backed Securities	Asset- Backed Securities	Total
Balance at September 30, 2011	$15	$9	$24
Transfers into/out of Level 3	(15)	(9)	(24)
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—

Balance at September 30, 2012	$—	$—	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Year Ended September 30, 2011 Available-for-Sale Debt Securities
	U.S. Government Obligations	Mortgage- Backed Securities	Asset- Backed Securities	Total
Balance at September 30, 2010	$704	$69	$—	$773
Transfers into Level 3	—	17	14	31
Transfers out of Level 3	(695)	(68)	—	(763)
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	19	(3)	(3)	13
Purchases	—	620	—	620
Issuances	—	—	—	—
Sales	(28)	(620)	(2)	(650)
Settlements	—	—	—	—

Balance at September 30, 2011	$—	$15	$9	$24

As of September 30, 2011, marketable securities measured at fair value using Level 3 inputs comprised less than $50,000 and included one asset-backed security and one mortgage-backed security within the Company’s available-for-sale investment portfolio. These securities were measured using observable market data and Level 3 inputs as a result of the lack of market activity and liquidity. The fair value of these securities was based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuer of the securities. During fiscal 2012, these securities were reclassified from Level 3 to Level 2. During fiscal 2012, readily determinable market prices allowed for the securities to be properly measured and the securities were reclassified to Level 2.

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

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

In the fourth quarter of fiscal 2011, the Company recognized asset impairment charges totaling $28.1 million, writing down long-lived assets (fixed assets of $23.3 million and intangibles of $4.8 million) which are presented as part of the discontinued operations associated with the Pharmaceuticals segment. The Company wrote down these long-lived assets to $30.0 million based on the current valuation of the assets relative to their carrying value. The valuation methodology for determining the decline in value of long-lived assets is based on inputs that require management judgment and are Level 3 inputs. See Note 3 for further information.

The Company wrote down three investments totaling $7.9 million in the year ended September 30, 2010, as the investments were deemed to be other-than-temporarily impaired. A pending round of financing at a substantially lower valuation at one of the private companies resulted in impairment loss of $2.4 million. Another company sold off assets in light of current market conditions and this action resulted in an impairment loss of $0.2 million. In addition, an impairment loss of $5.3 million was recognized related to a third company, which continues to face operational and financing difficulties and potential rounds of future financing at lower valuations. Management utilized Level 3 inputs which included information about pending financings as well as market input to determine the fair value of these investments.

The Company also recognized long-lived asset impairment charges totaling $4.9 million in fiscal 2010 ($3.0 million in continuing operations and $1.9 million in discontinued operations). Fair value measurements used in the impairment reviews of property and equipment and intangible assets are Level 3 measurements that require management judgment. The Company recorded a $1.3 million asset impairment charge in fiscal 2010 associated with certain long-lived assets where no ongoing business was expected in the foreseeable future based on current market conditions. Furthermore, a $1.3 million asset impairment charge associated with certain fixed asset costs located in Minnesota and a $0.4 million asset impairment charge associated with prototypes and other equipment related to a development project for which no ongoing business was expected in the foreseeable future in light of market conditions were also recognized. The assets associated with these charges had limited remaining value and, as such, were written down to zero value.

The Company recorded an asset impairment charge, included in discontinued operations, totaling $1.9 million associated with writing down one of its facilities in Alabama to fair value based on a decision to sell the facility, which decision was reversed later in fiscal 2010. The $2.1 million carrying value of this Alabama facility was based on a real estate market appraisal obtained during the year. The fair value was determined to be a Level 3 measurement that required management judgment.

See Note 2 for additional information related to these impairments. See also Note 3 for further information related to the discontinued operations impairments.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

5.	Stockholders’ Equity

Repurchase of Common Stock

Shares are repurchased from time to time to support the Company’s stock-based compensation programs and to return capital to stockholders. In November 2007, the Company’s Board of Directors authorized the repurchase of up to $35.0 million of the Company’s outstanding common stock in open-market transactions, private transactions, tender offers or other transactions. In addition, in May 2012, the Board of Directors authorized the repurchase of up to an additional $50.0 million of the Company’s outstanding common stock through open-market purchases, private transactions, block trades, accelerated share repurchase transactions, tender offers, or by any combination of such methods. Under the November 2007 and May 2012 authorizations, the Company had $55.3 million available for repurchases as of June 30, 2012. On August 6, 2012, the Company commenced a “modified Dutch auction” tender offer to purchase up to $55.0 million in value of its common stock at a price not greater than $19.00 and not less than $17.00 per share. The tender offer period expired on September 5, 2012, resulting in the repurchase of $55.0 million in value of common stock, consisting of 2,894,253 shares at a price of $19.00 per share. As of September 30, 2012, pursuant to the November 2007 authorization, the Company had used the entire amount authorized and repurchased a cumulative 1,303,240 shares at an average price of $26.86 per share. Under the May 2012 authorization, the Company has $0.3 million available for future share repurchases as of September 30, 2012. The repurchase authorization does not have a fixed expiration date. The Company accounts for repurchases of common stock using the par value method.

During fiscal 2012, the Company repurchased 2,894,253 shares of common stock for a total of $55.0 million under the November 2007 and May 2012 authorizations. During fiscal 2011, the Company did not repurchase any common stock.

6.	Stock-Based Compensation Plans

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

	2012	2011	2010
Product costs	$35	$79	$60
Research and development	511	1,156	2,466
Selling, general and administrative	2,125	2,415	2,061

Total continuing operations	2,671	3,650	4,587
Discontinued operations	62	602	1,288

Total stock-based compensation expense	$2,733	$4,252	$5,875

As of September 30, 2012, approximately $2.9 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.7 years. The unrecognized compensation costs include $0.8 million associated with performance share awards that are currently anticipated to be fully expensed because the performance conditions are expected to be met.

Stock Option Plans

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair values of stock options granted during

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

fiscal 2012, 2011 and 2010 were $5.26, $3.96, and $6.78, respectively. The assumptions used as inputs in the model for the years ended September 30 were as follows:

	2012	2011	2010
Risk-free interest rates	0.82%	1.45%	1.95%
Expected life	4.8 years	4.8 years	4.8 years
Expected volatility	50%	45%	41%
Dividend yield	0%	0%	0%

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

The Company’s Incentive Stock Options (“ISO”) are granted at a price of at least 100% of the fair market value of the common stock of the Company on the date of the grant or 110% with respect to optionees who own more than 10% of the total combined voting power of all classes of stock. ISOs generally expire in seven years or upon termination of employment and generally are exercisable at a rate of 20% per year commencing one year after the date of grant. Non-qualified stock options are granted at fair market value on the date of grant. Non-qualified stock options expire in seven to ten years or upon termination of employment or service as a Board member. Non-qualified stock options granted prior to May 2008 generally become exercisable with respect to 20% of the shares on each of the first five anniversaries following the grant date, and non-qualified stock options granted subsequent to April 2008 generally become exercisable with respect to 25% of the shares on each of the first four anniversaries following the grant date. Shareholders approved the 2009 Equity Incentive Plan (“2009 Plan”) at the February 8, 2010 Annual Meeting of Shareholders. The 2009 Plan has 1,500,000 shares authorized, plus the number of shares that have not yet been awarded under the 2003 Equity Incentive Plan, or were awarded and subsequently returned to the pool of available shares under the 2003 Equity Incentive Plan pursuant to its terms. At September 30, 2012, there were 1,448,000 shares available for future awards. As of September 30, 2012, the aggregate intrinsic value of the option shares outstanding and option shares exercisable was $6.2 million and $1.0 million, respectively. At September 30, 2012, the average remaining contractual life of options outstanding and options exercisable was 4.3 and 3.2 years, respectively. The total pre-tax intrinsic value of options exercised during fiscal 2012 was $0.1 million. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period end. There were no stock options exercised in fiscal 2011. There was no intrinsic value associated with options exercised during fiscal 2010 as the Company’s stock price of $11.92 per share on September 30, 2010 was below the value of options exercised.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes all stock options activity and stock options outstanding and exercisable under the stock option plans during fiscal 2012, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2009	1,669,570	$32.82
Granted	388,635	22.88
Exercised	(20,350)	20.74
Forfeited	(545,534)	30.58

Outstanding at September 30, 2010	1,492,321	$31.22
Granted	551,773	9.96
Exercised	—	—
Forfeited	(528,906)	25.15

Outstanding at September 30, 2011	1,515,188	$25.59
Granted	299,832	12.46
Exercised	(11,379)	10.03
Forfeited	(478,203)	29.76

Outstanding at September 30, 2012	1,325,438	$21.25

Exercisable at September 30, 2012	661,006	$29.67

The table above includes stock options activity related to discontinued operations, however, there were no stock options outstanding or exercisable related to discontinued operations as of September 30, 2012.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance these shares are considered to be non-vested shares. The Restricted Stock is released to the key employees if they are employed by the Company at the end of the vesting period. Compensation has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. The stock-based compensation table above includes Restricted Stock expenses recognized related to these awards, which totaled $0.2 million, $0.6 million and less than $0.1 million during fiscal 2012, 2011 and 2010, respectively.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes all restricted stock awards activity during fiscal 2012, 2011 and 2010:

	Number of Shares	Weighted Average Grant Price
Balance at September 30, 2009	100,895	$35.80
Granted	30,440	18.49
Vested	(83,195)	36.32
Forfeited	(7,068)	33.39

Balance at September 30, 2010	41,072	$22.33
Granted	66,533	10.01
Vested	(23,978)	19.38
Forfeited	(11,000)	20.79

Balance at September 30, 2011	72,627	$12.25
Vested	(67,627)	11.52
Forfeited	(1,000)	22.35

Balance at September 30, 2012	4,000	$22.11

The table above includes restricted stock awards activity related to discontinued operations, however, there were no restricted stock awards outstanding related to discontinued operations as of September 30, 2012.

Performance Share Awards

The Company has entered into performance share agreements with certain key employees, covering the issuance of common stock (“Performance Shares”). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives, which must be achieved during the performance period. Performance objectives selected by the Organization and Compensation Committee of the Board of Directors (the “Committee”) were cumulative earnings per share and cumulative revenue for the three-year performance periods beginning on October 1, 2010 and ending on September 30, 2013 and beginning on October 1, 2011 and ending on September 30, 2014. Shares will be issued to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. Compensation is recognized in each period based on management’s best estimate of the achievement level of the grants’ specified performance objectives and the resulting vesting amounts. In fiscal 2012, the Company recognized expense of $1.0 million related to likely achievement of performance objectives for three-year Performance Shares granted in fiscal 2012 (62,497 shares) and fiscal 2011 (68,533 shares). In fiscal 2011, the Company recognized expense of $0.2 million related to 68,533 three-year Performance Shares awarded in fiscal 2011. In fiscal 2010, the Company recognized expense of less than $0.1 million related to specific performance objectives achieved by certain individuals. The Company did not recognize any expense in fiscal 2012, 2011 or 2010 related to three-year Performance Shares granted in fiscal 2010 (4,373 shares) as the performance objectives were not met. The stock-based compensation table above includes the Performance Shares expenses.

The fair values of the Performance Shares, at target, were $0.8 million and $0.7 million for grants awarded in fiscal 2012 and 2011, respectively.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The aggregate number of shares that could be awarded to key employees if the minimum, target and maximum performance goals are met, based upon the fair value at the date of grant is as follows:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
Fiscal 2011 — 2013	13,707	68,533	137,066
Fiscal 2012 — 2014	12,499	62,497	124,994

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of September 30, 2012 and 2011, there were less than $0.1 million of employee contributions in each period included in accrued liabilities in the consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan totaled less than $0.1 million, $0.1 million and $0.2 million, during fiscal 2012, 2011 and 2010, respectively. The stock-based compensation table above includes the Stock Purchase Plan expenses.

7.	Restructuring Charges

During the fiscal year ended September 30, 2012, the Company did not incur any restructuring charges. The charges for fiscal 2011 and 2010 described below have been presented separately as restructuring charges in the consolidated statements of operations. In addition, all restructuring costs related to SurModics Pharmaceuticals are included in discontinued operations and totaled $0.6 million in fiscal 2011 and $0.1 million in fiscal 2010. The following information in this footnote pertains to continuing operations only.

In August 2011 (fiscal 2011), the Company announced a realignment of its business to optimize the Company’s resources according to its strategic plan. As a result of the organizational change, the Company eliminated approximately 10% of its workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the fourth quarter of fiscal 2011. The Company recorded total pre-tax restructuring charges of $1.0 million in the fourth quarter of fiscal 2011, which consisted of severance pay and benefits expenses.

In October 2010 (fiscal 2011), the Company announced initiatives to reduce its cost structure and renew its focus on business units to more closely match operations and cost structure with its customer environment. As a result of the organizational change, the Company eliminated approximately 8% of its workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the first quarter of fiscal 2011. The Company recorded total pre-tax restructuring charges of $0.6 million in the first quarter of fiscal 2011, which consisted of $0.6 million of severance pay and benefits expenses.

In March 2010 (fiscal 2010), the Company announced an organizational change designed to support future growth by better meeting customer needs and leveraging its multiple competencies across the organization. As a result of the reorganization, the Company eliminated approximately 5% of the Company’s workforce. These employee terminations occurred across various functions and the reorganization plan was completed by the end of the third quarter of fiscal 2010. The Company also vacated and subleased its leased sales office in Irvine, California as part of the reorganization plan. The leased space was vacated by the Company by March 31, 2010. The Company recorded total pre-tax restructuring charges of approximately $1.2 million in connection with the fiscal 2010 reorganization, which consisted of $0.8 million of severance pay and benefits expenses and $0.4 million of facility-related costs.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Cash payments associated with the two fiscal 2011 restructuring events totaled $0.7 million during the year ended September 30, 2012, leaving a restructuring accrual balance of less than $0.1 million at September 30, 2012. There were also payments of less than $0.1 million during the year ended September 30, 2012 associated with facility-related costs related to the fiscal 2010 restructuring event, leaving a restructuring accrual balance of $0.2 million at September 30, 2012.

The following table summarizes the restructuring accrual activity (in thousands):

	Employee Severance and Benefits	Facility- Related Costs	Total
Balance at September 30, 2009	$—	$955	$955
Accruals during the year	764	440	1,204
Cash payments	(760)	(216)	(976)

Balance at September 30, 2010	$4	$1,179	$1,183
Accruals during the year	1,616	—	1,616
Cash payments	(890)	(929)	(1,819)

Balance at September 30, 2011	$730	$250	$980
Accruals during the year	—	—	—
Cash payments	(720)	(68)	(788)

Balance at September 30, 2012	$10	$182	$192

The remaining restructuring accrual balance relates to the fiscal 2011 and 2010 restructurings and is expected to be paid within the next 15 months. As such, the current portion totaling $0.2 million is recorded as a current liability within other current liabilities on the consolidated balance sheet as of September 30, 2012.

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

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Income taxes from continuing operations in the accompanying consolidated statements of operations for the fiscal years ended September 30 are as follows (in thousands):

	2012	2011	2010
Current provision:
Federal	$6,615	$6,011	$6,708
State and foreign	290	765	408

Total current provision	6,905	6,776	7,116

Deferred (benefit) provision :
Federal	(835)	(652)	(1,883)
State	107	(520)	(254)

Total deferred (benefit) provision	(728)	(1,172)	(2,137)

Total provision	$6,177	$5,604	$4,979

The reconciliation of the difference between amounts calculated at the statutory federal tax rate of 35% for the fiscal years ended September 30 and the Company’s effective tax rate from continuing operations is as follows (in thousands):

	2012	2011	2010
Amount at statutory federal income tax rate	$5,707	$5,785	$1,884
Change because of the following items:
State taxes	236	412	121
Stock-based compensation	36	(7)	255
Valuation allowance	303	21	2,780
Other	(105)	(607)	(61)

Income tax provision	$6,177	$5,604	$4,979

The Company recorded an income tax expense from discontinued operations of $1.1 million for fiscal 2012 and an income tax benefit from discontinued operations of $13.8 million and $4.5 million for fiscal 2011 and 2010, respectively. The Company recorded an income tax benefit of $0.6 million from the sale of discontinued operations for fiscal 2012.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of deferred income taxes consisted of the following as of September 30 and result from differences in the recognition of transactions for income tax and financial reporting purposes (in thousands):

	2012	2011
Depreciable assets	$1,146	$827
Deferred revenue	85	101
Accruals and reserves	362	566
Stock-based compensation	3,883	6,927
Impaired investments	6,455	6,151
Unrealized (gains) losses on investments	(131)	96
Other	755	718
Valuation allowance	(6,530)	(6,227)

Total deferred tax assets	6,025	9,159
Less current deferred tax assets	(219)	(327)

Noncurrent deferred tax assets	$5,806	$8,832

In fiscal 2012 and 2011, the Company recorded valuation allowances of $0.3 million and less than $0.1 million, respectively, related to deferred tax assets. The fiscal 2012 and 2011 valuation allowances relate to deferred tax assets associated with potential capital losses created by the impairment of certain of the Company’s investments.

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to accounting guidance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010
Beginning of fiscal year	$1,564	$1,948	$2,042
Increases in tax positions for prior years	5	3	—
Decreases in tax positions for prior years	(3)	(85)	(104)
Increases in tax positions for current year	72	55	92
Settlements with taxing authorities	—	(53)	—
Lapse of the statute of limitations	(203)	(304)	(82)

End of fiscal year	$1,435	$1,564	$1,948

The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of September 30, 2012, 2011 and 2010, respectively, are $1.4 million, $1.6 million and $1.9 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months with the above balances classified on the consolidated balance sheets in other long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of September 30, 2012, 2011 and 2010, a gross balance of $0.8 million, $0.7 million and $0.7 million, respectively, has been accrued related to the unrecognized tax benefits balance for interest and penalties.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examina-

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

tion. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax return for fiscal 2010 in the first quarter of fiscal 2012. The IRS completed its examination in the third quarter of fiscal 2012 and a payment was made in the fourth quarter of fiscal 2012 associated with a timing adjustment. The IRS completed an examination of the Company’s U.S. income tax return for fiscal 2009 and a payment was made in the third quarter of fiscal 2011 associated with timing adjustments. U.S. income tax returns for years prior to fiscal 2009 are no longer subject to examination by federal tax authorities. Tax returns for state and local jurisdictions for fiscal years 2003 through 2011 remain subject to examination by state and local tax authorities.

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

Southern Research Institute (“SRI”) Litigation.    On July 31, 2009, the Company’s SurModics Pharmaceuticals subsidiary was named as a defendant in litigation pending in the circuit court of Jefferson County, Alabama, between SRI and two of SRI’s former employees (the “Plaintiffs”). In the litigation, the Plaintiffs allege that they contributed to or invented certain intellectual property while they were employed at SRI, and pursuant to SRI’s policies then in effect, they are entitled to, among other things, a portion of the purchase price consideration paid by the Company to SRI as part of the Company’s acquisition of SurModics Pharmaceuticals pursuant to a stock purchase agreement made effective on July 31, 2007 (the “Stock Purchase Agreement”). The Plaintiffs have also alleged that they are entitled to a portion of the intellectual property income derived from license agreements with certain customers of SurModics Pharmaceuticals that make use of patents to which the Plaintiffs invented or contributed. A trial has not yet been scheduled. Pursuant to the Stock Purchase Agreement, the Company has certain rights of indemnification against losses (including without limitation, damages, expenses and costs) incurred as a result of the litigation. The Company has recorded unreimbursed legal expenses related to this litigation within selling, general and administrative expenses from continuing operations in the consolidated statements of operations. However, the Company has not recorded an expense or any liabilities related to damages related to this litigation as the probability of the outcome is currently not determinable and any potential loss is not estimable. The Company believes that it has meritorious defenses to the Plaintiff’s claims and will vigorously defend and prosecute this matter. Following the Pharma Sale, the Company remains responsible for this litigation and has agreed to indemnify Evonik against certain losses, including those that may be incurred in connection with this litigation.

InnoRx, Inc.    In January 2005, the Company entered into a merger agreement whereby SurModics acquired all of the assets of InnoRx, Inc. (“InnoRx”), an early stage company developing drug delivery devices and therapies for the ophthalmology market. SurModics will be required to issue up to approximately 480,059 additional shares of its common stock to the stockholders of InnoRx upon the successful completion of the remaining development and commercial milestones involving InnoRx technology acquired in the transaction. The Company has not recorded any accrual for this contingency as of September 30, 2012 as the milestones have not been achieved and the probability of achievement is low.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

PR Pharmaceuticals, Inc.    In November 2008, the Company’s SurModics Pharmaceuticals subsidiary acquired certain contracts and assets of PR Pharma to enhance its portfolio of drug delivery technologies for the pharmaceutical and biotechnology industries. The sellers of PR Pharma are still eligible to receive up to an additional $3.0 million in cash based on successful achievement of specified milestones for successful patent issuances and product development. The Company agreed to indemnify Evonik, for a period of five years, for certain contingent consideration obligations when it sold substantially all of the SurModics Pharmaceuticals assets to Evonik on November 17, 2011.

Alabama Jobs Commitment.    In April 2008, the Company purchased a 286,000 square foot office and warehouse facility to support cGMP needs of customers and the anticipated growth of SurModics Pharmaceuticals. At the same time, SurModics Pharmaceuticals entered into an agreement with various governmental authorities to obtain financial incentives associated with creation of jobs in Alabama. Some of the governmental agencies have recapture rights in connection with the financial incentives if a specific number of full-time employees were not hired by June 2012, with an extension to June 2013 if circumstances or events occurred that were beyond the control of SurModics Pharmaceuticals or could not have been reasonably anticipated by SurModics Pharmaceuticals. This liability was retained by the Company and did not transfer to Evonik as part of the Pharma Sale in November 2011. As of September 30, 2012, SurModics Pharmaceuticals had received $1.7 million in connection with the agreement, and the Company recorded the payments in current liabilities of discontinued operations on the consolidated balance sheet as of September 30, 2012, because the Company has not met the criteria to recognize the amounts received as income. The Company is reviewing its obligations with respect to the financial incentives discussed above, which review may include discussions with the various governmental authorities that are parties to the agreement.

Operating Leases.    The Company leases certain facilities under noncancelable operating lease agreements. Rent expense for the years ended September 30, 2012, 2011 and 2010 was $0.1 million, $0.2 million, and $0.2 million, respectively. Annual commitments pursuant to operating lease agreements are as follows (in thousands):

Year Ended September 30,
2013	$61
2014	62
2015	64
2016	16

Total minimum lease payments	$203

10.	Defined Contribution Plan

The Company has a 401(k) retirement and savings plan for the benefit of qualifying employees. The Company matches 50% of employee contributions on the first 6% of eligible compensation. Company contributions totaling $0.2 million, $0.3 million, and $0.1 million have been expensed for the years ended September 30, 2012, 2011 and 2010, respectively.

11.	Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker who is the Company’s Chief Executive Officer, in deciding how to allocate resources and in assessing performance. On November 17, 2011, the Company completed its sale of SurModics Pharmaceuticals. Accordingly, beginning in the first quarter of fiscal 2012, all

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

results of operations, cash flows, assets and liabilities of SurModics Pharmaceuticals for all periods presented are classified as discontinued operations. Following the sale of SurModics Pharmaceuticals which was previously reported as a separate operating segment, the Company is now organized into two segments, as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device, with end markets that include coronary, peripheral, and neuro-vascular, and urology, among others, and (2) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications, with products that include protein stabilization reagents, substrates, antigens and surface coatings.

The tables below present segment revenue, operating income from continuing operations and depreciation and amortization, for the years ended September 30, as follows (in thousands):

	2012	2011	2010
Revenue:
Medical Device	$37,883	$39,606	$43,294
In Vitro Diagnostics	14,045	13,150	11,194

Total revenue	$51,928	$52,756	$54,488

Operating income (loss):
Medical Device	$18,431	$19,997	$19,461
In Vitro Diagnostics	4,542	4,314	3,296
Corporate	(6,631)	(8,788)	(10,766)

Total operating income from continuing operations	$16,342	$15,523	$11,991

Depreciation and amortization:
Medical Device	$1,414	$1,604	$2,136
In Vitro Diagnostics	774	799	828
Corporate	741	756	656

Total depreciation and amortization	$2,929	$3,159	$3,620

Segment results above for fiscal 2012 include costs of $0.5 million in Corporate associated with the “modified Dutch auction” tender offer.

Segment results above for fiscal 2011 include restructuring charges of $1.6 million in Corporate. There were no restructuring charges for the year ended September 30, 2012.

Segment results above for fiscal 2010 include restructuring charges of $1.2 million and asset impairment charges of $3.0 million in Corporate.

The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board related, that have not been fully allocated to the Medical Device and In Vitro Diagnostics segments. Corporate also includes one-time charges, such as restructuring costs, which are not specific to a segment.

Asset information by segment is not presented because the Company does not provide its chief operating decision maker assets by segment, as the data is not readily available.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Major Customers

Revenue from customers that equaled or exceeded 10% of total revenue was as follows for the years ended September 30:

	2012	2011	2010
Medtronic	19%	18%	16%
Johnson & Johnson	**	16%	22%

**	-less than 10%

The revenue from the customers listed is derived from all three primary sources: licensing, product sales, and research and development.

Geographic Revenue

Geographic revenue was as follows for the years ended September 30:

	2012	2011	2010
Domestic	79%	73%	79%
Foreign	21%	27%	21%

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

12.	Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results for the years ended September 30, 2012 and 2011 (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2012
Total revenue	$11,916	$12,210	$13,959	$13,843
Operating income from continuing operations	3,222	3,689	4,793	4,638
Income from continuing operations	2,155	1,946	3,174	2,854
Income (loss) from discontinued operations	551	(223)	(112)	(114)
Net income	2,706	1,723	3,062	2,740
Basic income (loss) per share(1):
Continuing operations	0.12	0.11	0.18	0.17
Discontinued operations	0.03	(0.01)	(0.01)	(0.01)
Net income	0.15	0.10	0.17	0.16
Diluted income (loss) per share(1):
Continuing operations	0.12	0.11	0.18	0.17
Discontinued operations	0.03	(0.01)	(0.01)	(0.01)
Net income	0.15	0.10	0.17	0.16
Fiscal 2011
Total revenue	$12,522	$13,334	$12,999	$13,901
Operating income from continuing operations	4,121	4,212	4,257	2,933
Income from continuing operations	2,860	2,824	3,051	2,190
(Loss) income from discontinued operations	(9,031)	(336)	791	(20,855)
Net (loss) income	(6,171)	2,488	3,842	(18,665)
Basic income (loss) per share(1):
Continuing operations	0.16	0.16	0.17	0.13
Discontinued operations	(0.52)	(0.02)	0.05	(1.20)
Net (loss) income	(0.36)	0.14	0.22	(1.07)
Diluted income (loss) per share(1):
Continuing operations	0.16	0.16	0.17	0.13
Discontinued operations	(0.52)	(0.02)	0.05	(1.19)
Net (loss) income	(0.35)	0.14	0.22	(1.07)

(1)	The sum of the quarterly income (loss) per share may not equal the annual income (loss) per share because of changes in the weighted average number of shares outstanding that occurred during the year.

In the second quarter of fiscal 2012, the Company recorded an $0.8 million impairment loss on its investment in OctoPlus.

In the fourth quarter of fiscal 2012, the Company recorded $0.5 million of costs associated with its “modified Dutch auction” tender offer.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In the first quarter of fiscal 2011, the Company recorded a $0.6 million restructuring charge in connection with the reorganization announced in October 2010, included in the operating results from continuing operations, and a $5.7 million goodwill impairment charge and $0.6 million restructuring charge in connection with the reorganization announced in October 2010, associated with the Company’s SurModics Pharmaceuticals reporting unit which have been included in the operating results of discontinued operations.

In the fourth quarter of fiscal 2011, the Company recorded a $1.0 million restructuring charge in connection with the reorganization announced in August 2011, included in the operating results from continuing operations, and $28.1 million of asset impairment charges associated with the write-down of the long-lived assets of the SurModics Pharmaceuticals segment, included in the operating results of discontinued operations.