Form 10-Q
period 2012-12-31
SURMODICS INC
filed 2013-02-08
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of February 1, 2013 was 14,663,859.

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	27

SIGNATURES	29

EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SurModics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2012	2012
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,465	$15,540
Available-for-sale securities	9,496	14,117
Accounts receivable, net of allowance for doubtful accounts of $54 and $40 as of December 31, 2012 and September 30, 2012, respectively	4,416	5,069
Inventories	3,222	3,524
Deferred tax assets	—	219
Prepaids and other	478	603
Current assets of discontinued operations	809	883

Total Current Assets	39,886	39,955
Property and equipment, net	13,587	13,610
Available-for-sale securities	33,086	28,433
Deferred tax assets	5,972	5,806
Intangible assets, net	4,245	4,430
Goodwill	8,010	8,010
Other assets, net	3,030	2,831

Total Assets	$107,816	$103,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$943	$1,657
Accrued liabilities:
Compensation	773	2,319
Accrued income taxes	2,003	—
Accrued other	1,367	1,066
Deferred revenue	46	47
Other current liabilities	163	170
Current liabilities of discontinued operations	1,640	1,640

Total Current Liabilities	6,935	6,899
Deferred revenue, less current portion	174	185
Other long-term liabilities	2,005	2,247

Total Liabilities	9,114	9,331

Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 14,662,359 and 14,656,806 shares issued and outstanding, respectively	733	733
Additional paid-in capital	18,819	18,346
Accumulated other comprehensive income	277	40
Retained earnings	78,873	74,625

Total Stockholders’ Equity	98,702	93,744

Total Liabilities and Stockholders’ Equity	$107,816	$103,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

	Three Months Ended
	December 31,
	2012	2011
(In thousands, except per share data)	(Unaudited)
Revenue:
Royalties and license fees	$7,516	$6,610
Product sales	5,353	4,634
Research and development	982	672

Total revenue	13,851	11,916

Operating costs and expenses:
Product costs	1,959	1,590
Research and development	3,362	3,638
Selling, general and administrative	3,653	3,466

Total operating costs and expenses	8,974	8,694

Operating income from continuing operations	4,877	3,222

Other income:
Investment income, net	72	138
Other income, net	1,176	8

Other income	1,248	146

Income from continuing operations before income taxes	6,125	3,368
Income tax provision	(1,877)	(1,213)

Income from continuing operations	4,248	2,155

Discontinued operations:
Income from discontinued operations, net of income taxes	—	1,605
Loss on sale of discontinued operations, net of income taxes	—	(1,054)

Income from discontinued operations	—	551

Net income	$4,248	$2,706

Basic income per share:
Continuing operations	$0.29	$0.12
Discontinued operations	0.00	0.03
Net income	$0.29	$0.15
Diluted income per share:
Continuing operations	$0.29	$0.12
Discontinued operations	0.00	0.03
Net income	$0.29	$0.15

Weighted average number of shares outstanding:
Basic	14,655	17,476
Diluted	14,863	17,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	December 31,
	2012	2011
(In thousands)	(Unaudited)
Net income	$4,248	$2,706
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax provision of $36 and tax benefit of $110, respectively	240	(175)
Reclassification adjustment for realized gains included in net income, net of tax provision of $1 and $3, respectively	(3)	(5)

Other comprehensive income (loss)	237	(180)

Comprehensive income	$4,485	$2,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	December 31,
	2012	2011
(in thousands)	(Unaudited)
Operating Activities:
Net income	$4,248	$2,706
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Income from discontinued operations	—	(1,605)
Loss on sale of discontinued operations	—	1,054
Depreciation and amortization	722	749
Stock-based compensation	392	893
Deferred tax	27	(57)
Gain on sale of strategic investment	(1,174)	—
Amortization of premium on held-to-maturity securities	—	20
Reduction of tax benefit from stock-based compensation plans	4	16
Other	(2)	(4)
Change in operating assets and liabilities:
Accounts receivable	653	(383)
Inventories	302	209
Prepaids and other	111	(48)
Accounts payable and accrued liabilities	(1,499)	(2,872)
Income taxes	1,623	1,263

Net cash provided by operating activities from continuing operations	5,407	1,941

Investing Activities:
Purchases of property and equipment	(857)	(157)
Purchases of available-for-sale securities	(843)	(2,724)
Sales and maturities of available-for-sale securities	805	2,641
Cash received from discontinued operations	75	24,548
Cash received from sale of a strategic investment	1,258	—

Net cash provided by investing activities from continuing operations	438	24,308

Financing Activities:
Reduction of tax benefit from stock-based compensation plans	(4)	(16)
Issuance of common stock	84	79
Purchase of common stock to pay employee taxes	—	(170)

Net cash provided by (used in) financing activities from continuing operations	80	(107)

Net cash provided by continuing operations	5,925	26,142

Discontinued Operations:
Net cash provided by (used in) operating activities	75	(2,344)
Net cash provided by investing activities	—	26,892
Net cash used in financing activities	(75)	(24,548)

Net cash provided by discontinued operations	—	—

Net change in cash and cash equivalents	5,925	26,142
Cash and Cash Equivalents:
Beginning of period	15,540	23,217

End of period	$21,465	$49,359

Supplemental Information:
Cash paid for income taxes	$228	$23
Noncash transactions – acquisition of property and equipment on account	$209	$8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended December 31, 2012

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results of SurModics, Inc. and subsidiaries (“SurModics” or the “Company”) for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the entire 2013 fiscal year.

In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. These unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements for the fiscal year ended September 30, 2012, and footnotes thereto included in the Company’s Form 10-K as filed with the SEC on December 14, 2012.

Certain items in the condensed consolidated statement of cash flows for the three months ended December 31, 2011 have been reclassified to conform to the current period presentation.

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

The Company derives its revenue from three primary sources: (1) royalties and license fees from licensing its proprietary drug delivery and surface modification technologies and in vitro diagnostic formats to customers; (2) the sale of reagent chemicals to licensees and the sale of stabilization products, antigens, substrates and surface coatings to the diagnostic and biomedical research markets; and (3) research and development fees generated on customer projects.

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

New Accounting Pronouncements

Recently Adopted

In June 2011, and subsequently amended in December 2011, the Financial Accounting Standards Board (“FASB”) issued final guidance on the presentation of comprehensive income. Under the newly issued guidance, the total of comprehensive income, the components of net income, and the components of other comprehensive income may only be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this guidance in the first quarter of fiscal 2013, with comprehensive income shown as a separate condensed consolidated statement immediately following the condensed consolidated statements of income. Since the new guidance only relates to presentation, its adoption did not impact the Company’s financial position, results of operations, or cash flows.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

3. Discontinued Operations

Beginning in the first quarter of fiscal 2012, the results of operations, cash flows, assets and liabilities of SurModics Pharmaceuticals, Inc. (“SurModics Pharmaceuticals”), which were previously reported in the Pharmaceuticals segment as a separate operating segment, are classified as discontinued operations.

On November 1, 2011, the Company entered into a definitive agreement (the “Purchase Agreement”) to sell substantially all of the assets of its wholly-owned subsidiary, SurModics Pharmaceuticals, to Evonik Degussa Corporation (“Evonik”). Under the terms of the Purchase Agreement, the entire portfolio of products and services of SurModics Pharmaceuticals, including the Company’s Current Good Manufacturing Practices (“cGMP”) development and manufacturing facility located in Birmingham, Alabama, were sold. The Company retained all accounts receivable and the majority of liabilities associated with SurModics Pharmaceuticals incurred prior to closing. The sale (the “Pharma Sale”) closed on November 17, 2011. The total consideration received from the Pharma Sale was $30.0 million in cash. As part of the Pharma Sale, SurModics agreed not to compete in the restricted business (as defined in the Purchase Agreement) for a period of five years and to indemnify Evonik against specified losses for a period of five years, in connection with SurModics Pharmaceuticals, including certain contingent consideration obligations related to the acquisition by SurModics Pharmaceuticals of the portfolio of intellectual property and drug delivery projects from PR Pharmaceuticals, Inc. (“PR Pharma”). SurModics retained responsibility for repayment obligations related to an agreement with various governmental authorities associated with creation of jobs in Alabama. The foregoing summary of the Purchase Agreement is qualified in its entirety by reference to the full text of the Purchase Agreement, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 7, 2011. Refer to the Purchase Agreement for more details on the Pharma Sale.

As part of the Pharma Sale, the Company recorded a loss on the sale in the first quarter of fiscal 2012 of $1.7 million ($1.1 million net of income tax benefit), which was principally related to transaction closing costs. The loss is included in “Loss on sale of discontinued operations” in the condensed consolidated statements of income.

There was no statement of income impact associated with discontinued operations for the three months ended December 31, 2012. The following is a summary of the operating results of SurModics Pharmaceuticals from discontinued operations for the three months ended December 31, 2011 (in thousands):

Three Months Ended
December 31,
2011
Total revenue	$5,311

Income from discontinued operations	$2,530
Income tax provision	(925)

Income from discontinued operations, net of income taxes	$1,605

Loss on sale of discontinued operations	$(1,661)
Income tax benefit	607

Loss on sale of discontinued operations, net of income taxes	$(1,054)

The major classes of assets and liabilities of discontinued operations as of December 31, 2012 and September 30, 2012 were as follows (in thousands):

	December 31,	September 30,
	2012	2012
Accounts receivable, net	$209	$283
Other current assets	600	600

Current assets of discontinued operations	809	883

Total assets of discontinued operations	$809	$883

Other current liabilities payable	$1,640	$1,640

Current liabilities of discontinued operations	1,640	1,640

Total liabilities of discontinued operations	$1,640	$1,640

The assets and liabilities of discontinued operations as of December 31, 2012 are mainly associated with accounts receivable not purchased by Evonik, deferred tax assets and a retained liability of $1.7 million associated with financial incentives SurModics Pharmaceuticals received from various Alabama governmental authorities related to creation of jobs in Alabama. On January 29, 2013, the Company entered into a settlement agreement with the city of Birmingham, Alabama to pay $325,000 in settlement of $1.5 million of the $1.7 million retained liability. The Company expects to record a gain in discontinued operations of $1.2 million before taxes in the second quarter of fiscal 2013 related to the settlement. See Note 14 for further discussion of the Alabama jobs commitment liability.

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

The Company’s Level 1 asset consists of its investment in OctoPlus N.V. (“OctoPlus”) (see Note 7 for further information). The fair market value of this investment is based on the quoted price of OctoPlus shares as traded on the Euronext Amsterdam Stock Exchange.

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

There were no Level 3 assets at December 31, 2012, September 30, 2012 or December 31, 2011 and there was no Level 3 activity during the first quarter of fiscal 2013.

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company did not significantly change its valuation techniques from prior periods.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2012
Assets:
Cash equivalents	$—	$6,002	$—	$6,002
Available-for-sale debt securities:
U.S. government and government agency obligations	—	33,150	—	33,150
Mortgage-backed securities	—	2,743	—	2,743
Municipal bonds	—	3,701	—	3,701
Asset-backed securities	—	549	—	549
Corporate bonds	—	2,439	—	2,439
Other assets	999	—	—	999

Total assets measured at fair value	$999	$48,584	$—	$49,583

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

5. Investments

Investments consist principally of U.S. government and government agency obligations, mortgage-backed securities and corporate and municipal debt securities and are classified as available-for-sale at December 31, 2012 and September 30, 2012. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from the condensed consolidated statements of income and reported in the condensed consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the condensed consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income (loss). This adjustment results in a new cost basis for the investment. Investments for which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in other income (loss). Realized gains and losses from the sales of debt securities, which are included in other income (loss), are determined using the specific identification method.

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities as of December 31, 2012 and September 30, 2012 were as follows (in thousands):

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$32,930	$220	$—	$33,150
Mortgage-backed securities	2,653	114	(24)	2,743
Municipal bonds	3,671	30	—	3,701
Asset-backed securities	559	—	(10)	549
Corporate bonds	2,414	25	—	2,439

Total	$42,227	$389	$(34)	$42,582

	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$28,641	$213	$—	$28,854
Mortgage-backed securities	2,896	129	(26)	2,999
Municipal bonds	3,178	35	—	3,213
Asset-backed securities	613	—	(15)	598
Corporate bonds	6,858	28	—	6,886

Total	$42,186	$405	$(41)	$42,550

As of December 31, 2012, the Company concluded that the unrealized losses related to the available-for-sale securities shown above were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of their amortized cost.

The amortized cost and fair value of investments by contractual maturity at December 31, 2012 were as follows (in thousands):

	Amortized Cost	Fair Value
Debt securities due within:
One year	$9,473	$9,496
One to five years	29,476	29,726
Five years or more	3,278	3,360

Total	$42,227	$42,582

The following table summarizes sales of available-for-sale securities (in thousands):

	Three months ended December 31,
	2012	2011
Proceeds from sales	$805	$2,641
Gross realized gains	$4	$9
Gross realized losses	$—	$—

6. Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components (in thousands):

	December 31, 2012	September 30, 2012
Raw materials	$1,415	$1,479
Finished products	1,807	2,045

Total	$3,222	$3,524

7. Other Assets

Other assets consist principally of strategic investments as follows (in thousands):

	December 31, 2012	September 30, 2012
Investment in OctoPlus N.V.	$999	$718
Investment in Nexeon MedSystems, Inc.	285	285
Investment in ThermopeutiX, Inc.	1,185	1,185
Investment in ViaCyte, Inc.	559	559
Other	2	84

Other assets, net	$3,030	$2,831

The Company accounts for most of its strategic investments under the cost method. The Company accounts for its investment in OctoPlus common stock, whose shares are traded on the Euronext Amsterdam Stock Exchange, as an available-for-sale investment. Available-for-sale investments are reported at fair value with unrealized gains and losses, net of tax, reported in the condensed consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the condensed consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings, recorded in the other income section of the condensed consolidated statements of income, and which result in a new cost basis for the investment. The cost basis in the Company’s investment in OctoPlus is $0.9 million as of December 31, 2012. In October 2012 OctoPlus received a tender offer from Dr. Reddy’s Laboratories Ltd. (“Dr. Reddy’s”) to purchase all issued and outstanding ordinary shares of OctoPlus at an offer price of €0.52 per share. In the second quarter of fiscal 2013, the Company sold its investment and will record a gain of approximately $0.1 million.

In August 2009, the Company invested $2.0 million in Vessix Vascular, Inc. (“Vessix”), and made a follow-on investment of $0.5 million in March 2010. The Company recognized an impairment loss on this investment totaling $2.4 million in fiscal 2010, based on market valuations and a pending financing round for this company. Vessix was purchased by Boston Scientific Corporation in November 2012. The Company recorded a gain of approximately $1.2 million in other income, net, on the sale of this investment in the first quarter of fiscal 2013. Total potential maximum additional proceeds of $4.2 million may be received in the remainder of fiscal 2013 through fiscal 2017 depending on achievement of future milestones. No amounts have been recorded associated with these future milestones given the level of uncertainty that exists. Income will be recognized once the milestones are achieved.

For the three months ended December 31, 2012 and 2011, the Company recognized revenue of less than $0.1 million for each period from activity with companies in which it had a strategic investment.

8. Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer relationships, licenses and trademarks. For the three months ended December 31, 2012 and 2011, the Company recorded amortization expense of $0.2 million for each period.

Intangible assets consisted of the following (in thousands):

	December 31, 2012
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(2,869)	$1,988
Core technology	8.0	530	(359)	171
Patents and other	16.8	2,256	(750)	1,506

Subtotal		7,643	(3,978)	3,665
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(3,978)	$4,245

	September 30, 2012
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(2,734)	$2,123
Core technology	8.0	530	(343)	187
Patents and other	16.8	2,256	(716)	1,540

Subtotal		7,643	(3,793)	3,850
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(3,793)	$4,430

Based on the intangible assets in service as of December 31, 2012, estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

Remainder of 2013	$557
2014	742
2015	731
2016	594
2017	183
2018	137

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

The $8.0 million of goodwill at December 31, 2012 and September 30, 2012 is related to the In Vitro Diagnostics reporting unit and represents the gross value from the acquisition of BioFX Laboratories, Inc. (“BioFX”) in 2007. The goodwill was not impaired based on the outcome of the fiscal 2012 annual impairment test, and there have been no events or circumstances that have occurred in fiscal 2013 to indicate that the goodwill may be impaired.

10. Stock-based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock awards, performance share awards and restricted stock units. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period. The Company’s stock-based compensation expenses were allocated to the following expense categories (in thousands):

	Three months ended December 31,
	2012	2011
Product costs	$3	$15
Research and development	23	221
Selling, general and administrative	366	657

Total	$392	$893

As of December 31, 2012, approximately $4.8 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.7 years. The unrecognized compensation costs above include $1.6 million based on payout levels associated with performance share awards that are currently anticipated to be fully expensed because the performance conditions are expected to be met at or above target levels.

Stock Option Awards

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair values of stock options granted during the three months ended December 31, 2012 and 2011 were $8.48 and $5.24, respectively. The assumptions used as inputs in the model were as follows:

	Three months ended December 31,
	2012	2011
Risk-free interest rates	0.6%	0.8%
Expected life (years)	4.8	4.8
Expected volatility	49.2%	49.6%
Dividend yield	0.0%	0.0%

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

The total pre-tax intrinsic value of options exercised during the three months ended December 31, 2012 was less than $0.1 million. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period end. No stock options were exercised during the three months ended December 31, 2011.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance these shares are considered to be non-vested shares. The Restricted Stock is released to the key employees if they are employed by the Company at the end of the vesting period. Compensation has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. The stock-based compensation table above includes Restricted Stock expenses recognized related to these awards, which totaled less than $0.1 million and $0.1 million during the three months ended December 31, 2012 and 2011, respectively.

Performance Share Awards

The Company has entered into performance share agreements with certain key employees, covering the issuance of common stock (“Performance Shares”). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives, which must be achieved during the performance period. Performance objectives selected by the Organization and Compensation Committee of the Board of Directors (the “Committee”) were cumulative earnings per share and cumulative revenue for the three-year performance periods for fiscal 2011 beginning on October 1, 2010 and ending on September 30, 2013 (68,533 shares), for fiscal 2012 beginning on October 1, 2011 and ending on September 30, 2014 (62,497 shares), and for fiscal 2013 beginning on October 1, 2012 and ending on September 30, 2015 (38,042 shares). Shares will be issued to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. Compensation is recognized in each period based on management’s best estimate of the achievement level of the grants’ specified performance objectives. For the three months ended December 31, 2012 and 2011, the Company recognized expenses of $0.2 million in each period related to probable achievement of performance objectives for Performance Shares. The stock-based compensation table above includes the Performance Shares expenses.

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of December 31, 2012 and 2011, there were less than $0.1 million of employee contributions in each period included in accrued liabilities in the condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three months ended December 31, 2012 and 2011 totaled less than $0.1 million in each period. The stock-based compensation table above includes the Stock Purchase Plan expenses.

Restricted Stock Units

On December 12, 2012, the Company awarded 11,776 restricted stock units (“RSU”) under the 2009 Equity Incentive Plan to directors. The RSU awards vest annually at a rate of 33%. RSU awards are not considered issued or outstanding common stock of the Company until they vest. The estimated fair value of the RSU awards was calculated based on the closing market price of SurModics’ common stock on the date of grant. Compensation has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. The stock-based compensation table above includes RSU expenses recognized related to these awards, which totaled less than $0.1 million during the three months ended December 31, 2012.

11. Income Per Share Data

Basic income per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed by dividing income by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s only potentially dilutive common shares are those that result from dilutive common stock options, non-vested stock relating to restricted stock awards, restricted stock units and performance shares.

The following table sets forth the denominator for the computation of basic and diluted income per share (in thousands):

	Three months ended December 31,
	2012	2011
Basic weighted average shares outstanding	14,655	17,476
Dilutive effect of outstanding stock options, non-vested restricted stock and performance shares	208	52

Diluted weighted average shares outstanding	14,863	17,528

The calculation of weighted average diluted shares outstanding excludes outstanding stock options associated with the right to purchase 0.7 million and 1.2 million shares of common stock for the three months ended December 31, 2012 and 2011, respectively, as their inclusion would have had an antidilutive effect on diluted income per share.

12. Income Taxes

The Company recorded income tax provisions associated with income from continuing operations of $1.9 million and $1.2 million for the three months ended December 31, 2012 and 2011, respectively, representing effective tax rates of 30.6% and 36.0%, respectively. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the three months ended December 31, 2012 and 2011 reflects the impact of state income taxes, permanent tax items and discrete tax benefits. The three months ended December 31, 2012 also reflects the impact of a gain on sale of Vessix for which there is tax expense recognized which has been offset by the reversal of a valuation allowance.

The Company did not have any discontinued operations activity in the three months ended December 31, 2012. The Company recorded an income tax expense from discontinued operations of $0.9 million and an income tax benefit of $0.6 million from the sale of discontinued operations in the three months ended December 31, 2011. The effective tax rate applied to discontinued operations was 36.6% for the three months ended December 31, 2011.

The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of December 31, 2012 and September 30, 2012, respectively, are $1.4 million for each period. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months with the above balances classified on the condensed consolidated balance sheets in other long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

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

13. Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker who is the Company’s Chief Executive Officer, in deciding how to allocate resources and in assessing performance. The Company is organized into two segments as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device, with end markets that include coronary, peripheral, and neuro-vascular, and urology, among others, and (2) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications, with products that include protein stabilization reagents, substrates, antigens and surface coatings.

The tables below present segment revenue, operating income from continuing operations and depreciation and amortization, as follows (in thousands):

	Three months ended December 31,
	2012	2011
Revenue:
Medical Device	$10,531	$8,867
In Vitro Diagnostics	3,320	3,049

Total revenue	$13,851	$11,916

Operating income (loss):
Medical Device	$5,840	$3,932
In Vitro Diagnostics	751	906
Corporate	(1,714)	(1,616)

Total operating income from continuing operations	$4,877	$3,222

Depreciation and amortization:
Medical Device	$317	$364
In Vitro Diagnostics	215	195
Corporate	190	190

Total depreciation and amortization	$722	$749

The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board related, that have not been fully allocated to the Medical Device and In Vitro Diagnostics segments. Corporate also includes expenses, such as litigation, which are not specific to a segment.

Asset information by segment is not presented because the Company does not provide its chief operating decision maker assets by segment, as the data is not readily available.

14. Commitments and Contingencies

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

InnoRx, Inc. In January 2005, the Company entered into a merger agreement whereby SurModics acquired all of the assets of InnoRx, Inc. (“InnoRx”), an early stage company developing drug delivery devices and therapies for the ophthalmology market. SurModics will be required to issue up to approximately 480,059 additional shares of its common stock to the stockholders of InnoRx upon the successful completion of the remaining development and commercial milestones involving InnoRx technology acquired in the transaction. The Company has not recorded any accrual for this contingency as of December 31, 2012 as the milestones have not been achieved and the probability of achievement is low.

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

Alabama Jobs Commitment. In April 2008, the Company purchased a 286,000 square foot office and warehouse facility to support cGMP needs of customers and the anticipated growth of SurModics Pharmaceuticals. At the same time, SurModics Pharmaceuticals entered into an agreement with various governmental authorities to obtain financial incentives associated with creation of jobs in Alabama. Some of the governmental agencies have recapture rights in connection with the financial incentives if a specific number of full-time employees were not hired by June 2012, with an extension to June 2013 if circumstances or events occurred that were beyond the control of SurModics Pharmaceuticals or could not have been reasonably anticipated by SurModics Pharmaceuticals. This liability was retained by the Company and did not transfer to Evonik as part of the Pharma Sale in November 2011. As of December 31, 2012, SurModics Pharmaceuticals had received $1.7 million in connection with the agreement, and the Company recorded the payments in current liabilities of discontinued operations on the condensed consolidated balance sheet as of December 31, 2012, because the Company has not met the criteria to recognize the amounts received as income. On January 29, 2013, the Company entered into a settlement agreement with the city of Birmingham, Alabama to pay $325,000 in settlement of $1.5 million of the $1.7 million retained liability. The Company expects to record a gain in discontinued operations of $1.2 million before taxes in the second quarter of fiscal 2013 related to the settlement.

15. Subsequent Event

On January 28, 2013, the Company’s Board of Directors authorized the repurchase of up to an additional $10.0 million of the Company’s outstanding common stock through open-market purchases, private transactions, block trades, accelerated share repurchase transactions, tender offers, or by any combination of such methods. This authorization is in addition to the $0.3 million that remains under a previous share repurchase authorization. The repurchase authorizations do not have fixed expiration dates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with both the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statement entitled “Forward-Looking Statements” located near the end of Part I of this report.

Overview

SurModics is a leading provider of surface modification and in vitro diagnostic technologies to the healthcare industry. In fiscal 2012 our business performance was driven by growth in our Medical Device hydrophilic coatings royalty revenue. The Medical Device segment overcame the termination of Cordis Corporation’s exclusivity arrangements under one of its license agreements by increasing new license agreements and continued expansion of activities with other Medical Device customers. It is anticipated that we will continue to sign new license agreements in fiscal 2013 and broaden our hydrophilic coatings royalty stream.

Our In Vitro Diagnostics segment generated solid revenue growth in fiscal 2012 from existing products, new product launches and the addition of new diagnostic test kit manufacturer customers. We anticipate that these fiscal 2012 activities as well as additional product launches and the addition of new diagnostic test kit manufacturer customers in fiscal 2013 will result in continued product sales growth for our In Vitro Diagnostics segment.

On November 1, 2011, we entered into a Purchase Agreement to sell substantially all of the assets of SurModics Pharmaceuticals (the Pharmaceuticals segment) to Evonik Degussa Corporation (“Evonik”). Under the terms of the Purchase Agreement, the entire portfolio of products and services of SurModics Pharmaceuticals, including its cGMP development and manufacturing facility located in Birmingham, Alabama, were sold. The Company retained all accounts receivable and the majority of liabilities associated with the SurModics Pharmaceuticals business incurred prior to closing. The sale (the “Pharma Sale”) closed on November 17, 2011. The total consideration received from the Pharma Sale was $30.0 million in cash.

We have reported the Pharmaceuticals segment as discontinued operations beginning in the first quarter of fiscal 2012, as disclosed in Note 3 to the condensed consolidated financial statements. Accordingly, all results of operations, cash flows, assets and liabilities of SurModics Pharmaceuticals for all periods presented are classified as discontinued operations. All information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes only results from continuing operations (excluding the Pharmaceuticals segment) for all periods presented, unless otherwise noted.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company is organized into two segments as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device, with end markets that include coronary, peripheral, and neuro-vascular, and urology, among others, and (2) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications, with products that include protein stabilization reagents, substrates, antigens and surface coatings.

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

Overview of Research and Development Activities

We manage our customer-sponsored research and development (“R&D”) programs based largely on the requirements of our customers. In this regard, our customers typically establish the various measures and metrics that are used to monitor a program’s progress, including key deliverables, milestones, timelines, and an overall program budget. The customer is ultimately responsible for deciding whether to continue or terminate a program, and does so based on research results (relative to the above measures and metrics) and other factors, including their own strategic and/or business priorities. Following the Pharma Sale in the first quarter of fiscal 2012, customer R&D programs are mainly in our Medical Device segment.

Our R&D activities are engaged in the exploration, discovery and application of technologies that solve meaningful problems in the diagnosis and treatment of disease. Our key R&D activities include efforts that support and expand our core offerings. These efforts include completing development activities associated with our next generation (Gen 5) hydrophilic coating platform and completing activities that support the development of our coating technologies that enhance drug-coated balloons. Additional planned activities include initiation of surface modification experiments that improve medical device performance and developing chemistries to support molecular diagnostic applications.

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

Critical Accounting Policies

Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. For a detailed description of our critical accounting policies, see the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Results of Operations – Three Months Ended December 31

Revenue. Revenue during the first quarter of fiscal 2013 was $13.9 million, an increase of $1.9 million, or 16%, compared with the first quarter of fiscal 2012. The increase in revenue, as detailed in the table below, is further explained in the narrative below.

	Three Months Ended
(Dollars in thousands)	December 31, 2012	December 31, 2011	Increase (Decrease)	Change
Revenue:
Medical Device	$10,531	$8,867	$1,664	19%
In Vitro Diagnostics	3,320	3,049	271	9%

Total revenue	$13,851	$11,916	$1,935	16%

Medical Device. Revenue in Medical Device was $10.5 million in the first quarter of fiscal 2013, an increase of 19% compared with $8.9 million for the first quarter of fiscal 2012. The increase in total revenue was attributable to higher royalty revenue, product sales and R&D revenue, partially offset by lower license fees. Continued growth in our hydrophilic coatings offerings as well as $0.6 million from a royalty revenue catch-up payment led to the increased revenue result.

In Vitro Diagnostics. Revenue in In Vitro Diagnostics was $3.3 million in the first quarter of fiscal 2013, an increase of 9% compared with $3.0 million for the prior-year period. This increase was attributable to $0.6 million of higher sales of antigen and stabilization products, partially offset by $0.2 million of lower sales of other products.

Product costs. Product costs were $2.0 million in the first quarter of fiscal 2013, an increase of 23% compared with $1.6 million for the first quarter of fiscal 2012. Overall product margins averaged 63% in the first quarter of fiscal 2013, compared with 66% for the prior-year period. The decrease in product margins reflected the mix of products sold in the first quarter of fiscal 2013, as there were higher levels of lower margin diagnostic product sales compared with prior year results.

Research and development expenses. R&D expenses were $3.4 million for the first quarter of fiscal 2013, a decrease of 8% compared with $3.6 million for the first quarter of fiscal 2012. The decrease was primarily a result of $0.1 million of lower license fee expenses and $0.1 million of lower compensation expenses in the first quarter of fiscal 2013.

Selling, general and administrative expenses. Selling, general and administrative expenses were $3.7 million for the three months ended December 31, 2012, an increase of 5% compared with $3.5 million for the prior-year period. The increase was primarily attributable to $0.3 million of higher professional services and consulting expenses, offset partially by $0.2 million of lower compensation expenses.

Other income, net. Other income was $1.2 million in the first quarter of fiscal 2013, compared with $0.1 million for the first quarter of fiscal 2012. The first quarter of fiscal 2013 includes the gain of $1.2 million from the sale of our ownership interest in Vessix Vascular, Inc. (“Vessix”). Income from investments in fiscal 2013 decreased approximately $0.1 million compared with the prior-year period primarily from lower yields on our investment balances.

Income tax provision. The income tax provision associated with continuing operations was $1.9 million and $1.2 million for the three months ended December 31, 2012 and 2011, respectively, representing effective tax rates of 30.6% and 36.0%, respectively. The lower income tax provision for the three months ended December 31, 2011 was a result of lower pre-tax income. The difference between the U.S. federal statutory tax rate of 35.0% and the Company’s effective tax rate for the three months ended December 31, 2012 and 2011 reflects the impact of state income taxes, permanent tax items and discrete tax benefits. The three months ended December 31, 2012 also reflects the impact of a gain on sale of Vessix for which there is tax expense recognized which has been offset by the reversal of a valuation allowance. Discrete tax benefits were $0.2 million in the three months ended December 31, 2012 resulting from lapses of the statute of limitations in various jurisdictions. Discrete tax benefits were less than $0.1 million in the three months ended December 31, 2011.

Income from discontinued operations. There was no statement of income impact associated with discontinued operations for the three months ended December 31, 2012. Income from discontinued operations, net of income tax provision, for the three months ended December 31, 2011, was $1.6 million. Revenue from the Pharmaceuticals segment was $5.3 million for the first quarter of fiscal 2012. The Pharmaceuticals segment results for the first quarter of fiscal 2012 include the period from October 1, 2011 to November 17, 2011, the date of the Pharma Sale.

Loss on sale of discontinued operations. Loss on sale of discontinued operations recorded in the first quarter of fiscal 2012 related to the Pharma Sale was $1.1 million ($1.7 million on a pre-tax basis), which was principally related to transaction closing costs.

Segment Operating Results

Operating income for each of our reportable segments, which excludes the results from our Pharmaceuticals segment, was as follows (in thousands):

	Three months ended December 31,
	2012	2011
Operating income (loss):
Medical Device	$5,840	$3,932
In Vitro Diagnostics	751	906
Corporate	(1,714)	(1,616)

Total operating income from continuing operations	$4,877	$3,222

Medical Device. Operating income was $5.8 million in the first quarter of fiscal 2013, compared with $3.9 million in the first quarter of fiscal 2012. The increased operating income resulted from $0.9 million of higher royalty and license fee revenue, of which $0.6 million was associated with a royalty revenue catch-up payment, $0.3 million of higher R&D revenue as well as the gross margin impact from $0.5 million in higher reagent sales. Direct operating expenses were similar in each period. Allocated corporate costs decreased approximately $0.3 million in the first quarter of fiscal 2013 when compared with the first quarter of fiscal 2012.

In Vitro Diagnostics. Operating income was $0.8 million in the first quarter of fiscal 2013, compared with $0.9 million in the first quarter of fiscal 2012. The revenue increase of $0.3 million compared with the prior-year period did not offset the $0.1 million of additional direct operating expenses incurred since the additional revenue did not generate a gross margin increase based on the product mix in the first quarter of fiscal 2013.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board related, that have not been fully allocated to the Medical Device and In Vitro Diagnostics segments. Corporate also includes expenses, such as litigation, which are not specific to a segment. Operating loss was $1.7 million and $1.6 million in the first quarter of fiscal 2013 and 2012, respectively. Outside service costs increased $0.2 million in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 and these expenses were partially offset by decreased compensation expenses in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012.

Liquidity and Capital Resources

Operating Activities. As of December 31, 2012, we had working capital of $33.0 million, a decrease of $0.1 million from September 30, 2012. Our cash, cash equivalents and available-for-sale securities totaled $64.0 million at December 31, 2012, an increase of $5.9 million from $58.1 million at September 30, 2012. The increase in cash resulted from cash generated by our first quarter operating results as well as $1.3 million of proceeds that we received from the sale of our Vessix shares. Our investments consist principally of U.S. government and government agency obligations, mortgage-backed securities and investment grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. The Company’s investment policy requires that no more than 5% of investments be held in any one credit or issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while meeting or exceeding a benchmark (“Merrill Lynch 1-3 Year Government-Corporate Index”) total rate of return. Management plans to continue to direct its investment advisors to manage the Company’s securities investments primarily for the safety of principal for the foreseeable future as it assesses other investment opportunities and uses of its cash and securities investments, including those described below.

We had cash flows from operating activities from continuing operations of $5.4 million in the first quarter of fiscal 2013, compared with $1.9 million in the first quarter of fiscal 2012. The increase compared with prior-year results reflects increased net income as well as stronger cash generated by accounts receivable and lower cash disbursements related to accounts payable and accrued liabilities.

Investing Activities. We invested $0.9 million in property and equipment in the first quarter of fiscal 2013, compared with $0.2 million in the prior-year period. The property and equipment investment in the first quarter of fiscal 2013 is higher than our investment in the first quarter of fiscal 2012 as the Company increased spending principally on building improvements of $0.3 million and computer equipment and software of $0.3 million. We anticipate spending in the remaining quarters of fiscal 2013 to decline slightly. We received cash proceeds from the sale of our Vessix shares of $1.3 million in the first quarter of fiscal 2013. In the first quarter of fiscal 2012 we received cash from our discontinued operations, associated with the Pharma Sale, which totaled $24.5 million.

Financing Activities. In May 2012, our Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock through open-market purchases, private transactions, block trades, accelerated share repurchase transactions, tender offers, or by any combination of such methods. On August 6, 2012, we commenced a “modified Dutch auction” tender offer which expired on September 5, 2012 and resulted in the repurchase of $55.0 million in value of common stock, consisting of 2,894,253 shares at a price of $19.00 per share. No shares were repurchased under this authorization during the three months ended December 31, 2012 and as of December 31, 2012, $0.3 million remains available for future share repurchases. The repurchase authorization does not have a fixed expiration date.

In January 2013, our Board of Directors authorized the repurchase of up to an additional $10.0 million of the Company’s outstanding common stock through open-market purchases, private transactions, block trades, accelerated share repurchase transactions, tender offers, or by any combination of such methods. The repurchase authorization does not have a fixed expiration date.

We do not have any credit agreements and believe that our existing cash, cash equivalents and available-for-sale securities, which totaled $64.0 million as of December 31, 2012, together with cash flow from operations, will provide liquidity sufficient to meet the below stated needs and fund our operations for the remainder of fiscal 2013. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms. Our anticipated liquidity needs for the remainder of fiscal 2013 may include, but are not limited to, the following: general capital expenditures in the range of $1.5 to $2.5 million, obligations remaining after the Pharma Sale, including indemnification obligations to Evonik related to contingent consideration payments and payments in the range of $0.3 to $0.5 million related to our agreement with various governmental authorities associated with creation of jobs in Alabama.

Discontinued Operations. Our Pharmaceuticals discontinued operation generated operating cash of $0.1 million in the first quarter of fiscal 2013 and used operating cash of $2.3 million in the first quarter of fiscal 2012. Cash provided by investing activities of $26.9 million in the first quarter of fiscal 2012 related principally to proceeds received from the Pharma Sale. Cash used in financing activities of $0.1 million in the first quarter of fiscal 2013 and $24.5 million in the first quarter of fiscal 2012 related to transfers of cash to the continuing operations of the Company and consisted of cash generated from payments related to a retained accounts receivable balance in fiscal 2013 and principally to the Pharma Sale in fiscal 2012.

Customer Concentrations. Our licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic, Inc. (“Medtronic”) was our largest customer comprising 19% of total revenue for fiscal 2012. Medtronic has several separately licensed products that generate royalty revenue for SurModics, none of which represented more than 6% of SurModics’ total revenue. No other individual customer using licensed technology constitutes more than 10% of SurModics’ total revenue.

Off-Balance Sheet Arrangements

As of December 31, 2012, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning our growth strategy, including our ability to sign new license agreements and broaden our hydrophilic coatings royalty revenue, product development programs, future cash flow and sources of funding, short-term liquidity requirements, future property and equipment investment levels, the impact of potential lawsuits or claims, and the impact of Medtronic, as well as other significant customers, including new diagnostic kit customers. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent the Company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others:

•	the Company’s reliance on a small number of significant customers, which causes our financial results and stock price to be subject to factors affecting those significant customers and their products, the timing of market introduction of their or competing products, product safety or efficacy concerns and intellectual property litigation could adversely affect our growth strategy and the royalty revenue we derive;

•	general economic conditions which are beyond our control, including the impact of recession, business investment and changes in consumer confidence;

•	a decrease in the Company’s available cash or the value of its investment holdings could impact short-term liquidity requirements and expected capital expenditures;

•	the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or U.S. Food and Drug Administration marketing clearances or approvals, which may result in lost market opportunities or postpone or preclude product commercialization by licensees;

•	the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors;

•	the Company’s ability to successfully internally perform certain product development activities and governmental and regulatory compliance activities which the Company has not previously undertaken in any significant manner;

•	possible adverse market conditions, possible adverse impacts on our cash flows and competing cash needs could impact the ability to complete and timing of repurchases under any remaining repurchase authorization under our share repurchase program; and

•	other factors described in “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K for the fiscal year ended September 30, 2012, which you are encouraged to read carefully.

Many of these factors are outside the control and knowledge of the Company, and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon the Company’s forward-looking statements and to consult any further disclosures by the Company on this subject in its filings with the SEC.

Use of Non-GAAP Financial Information.

In addition to disclosing financial results in accordance with generally accepted accounting principles, or GAAP, this report could include certain non-GAAP financial results, such as effective tax rate and segment operating results adjusted for one-time events. We believe these non-GAAP measures provide meaningful insight into our operating performance, excluding certain event-specific charges, and provide an alternative perspective of our results of operations. We use non-GAAP measures, including certain of those set forth in this report, to assess our operating performance and to determine payout under our executive compensation programs. We believe that presentation of certain non-GAAP measures allows investors to review our results of operations from the same perspective as management and our Board of Directors and facilitates comparisons of our current results of operations. The method we use to produce non-GAAP results is not in accordance with GAAP and may differ from the methods used by other companies. Non-GAAP results should not be regarded as a substitute for corresponding GAAP measures but instead should be utilized as a supplemental measure of operating performance in evaluating our business. Non-GAAP measures do have limitations in that they do not reflect certain items that may have a material impact upon our reported financial results. As such, these non-GAAP measures presented should be viewed in conjunction with our consolidated financial statements prepared in accordance with GAAP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments consist principally of U.S. government and government agency obligations, mortgage-backed securities and investment-grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $0.8 million decrease in the fair value of the Company’s available-for-sale securities as of December 31, 2012, but no material impact on the results of operations or cash flows.

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

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation and because the material weakness previously disclosed in our Annual Report on Form 10-K filed with the SEC on December 14, 2012 had not been remediated as of December 31, 2012, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012.

The Company has reviewed its internal control procedures related to the evaluation of non-routine events or transactions and has developed additional control procedures to address the material weakness. However, these additional control procedures have not operated for an appropriate amount of time to determine their operational effectiveness and, as such, the Company has determined that the material weakness has not been remediated as of December 31, 2012. The Company expects it will require multiple quarters to assess and conclude on the operational effectiveness of the additional control procedures. The Company anticipates remediation of this material weakness will be completed, at the earliest, when the Company finalizes and files its fiscal 2013 Form 10-K.

Changes in Internal Controls

Other than efforts to remediate the material weakness noted above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously reported, including most recently under “Item 9A — Controls and Procedures” in our annual report on Form 10-K for the year ended September 30, 2012, management concluded that our internal control over financial reporting was not effective because the previously disclosed material weakness arising from a deficiency in controls with respect to the evaluation of non-routine events or transactions had not yet been remediated. Management continued to work on remediating this material weakness through the quarter ended December 31, 2012, and will continue to enhance the processes and controls related to evaluating non-routine events or transactions.

We have implemented the following changes in processes and controls within our accounting function:

•	The Company initiated quarterly meetings to discuss and identify unique events that occurred as an additional detection activity related to non-routine events or transactions;

•	The Company changed its internal control procedures related to the evaluation of non-routine events or transactions to require that the accounting evaluation and conclusion for such events be prepared and reviewed by individuals with an appropriate level of accounting expertise;

•	The Company assesses non-routine events or transactions and if necessary engages an independent accounting advisor to assist with management’s evaluation and accounting conclusion; and

•	The Company initiated assessment and will continue to assess the continuing effects of significant historical non-routine events or transactions on its financial statements.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2012.

Item 1A. Risk Factors

In our report on Form 10-K for the fiscal year ended September 30, 2012, filed with the SEC on December 14, 2012, we identify under “Part 1, Item 1A. Risk Factors.” important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.

There have been no material changes in our risk factors subsequent to the filing of our Form 10-K for the fiscal year ended September 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

There were no purchases of common stock of the Company made during the three months ended December 31, 2012, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Under the Company’s May 2012 authorization, the Company has $0.3 million available for future share repurchases as of December 31, 2012. In addition, on January 28, 2013, our Board of Directors authorized the repurchase of up to an additional $10.0 million of our outstanding common stock. The repurchase authorizations do not have fixed expiration dates.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837.

3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 – incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.

10.1	Offer Letter dated as of December 17, 2012 (in favor of Andrew D. C. LaFrence executed by SurModics, Inc.) – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on December 21, 2012, SEC File No. 0-23837.**

10.2	Change of Control Agreement by and between Andrew D. C. LaFrence and SurModics, Inc. dated as of December 17, 2012 – incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on December 21, 2012, SEC File No. 0-23837.**

10.3*	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) for the SurModics, Inc. 2009 Equity Incentive Plan.**

10.4*	Form of Deferred Stock Unit Master Agreement (Quarterly Awards) for the SurModics, Inc. 2009 Equity Incentive Plan.**

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q for SurModics, Inc. for the quarterly period ended December 31, 2012, filed on February 8, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 8, 2013	SurModics, Inc.

	By:	/s/ Timothy J. Arens
Timothy J. Arens
Vice President of Finance and
Interim Chief Financial Officer
(duly authorized signatory and principal financial officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2012

SURMODICS, INC.

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837.
3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 – incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.
10.1	Offer Letter dated as of December 17, 2012 (in favor of Andrew D. C. LaFrence executed by SurModics, Inc.) – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on December 21, 2012, SEC File No. 0-23837.**
10.2	Change of Control Agreement by and between Andrew D. C. LaFrence and SurModics, Inc. dated as of December 17, 2012 – incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on December 21, 2012, SEC File No. 0-23837.**
10.3*	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) for the SurModics, Inc. 2009 Equity Incentive Plan.**
10.4*	Form of Deferred Stock Unit Master Agreement (Quarterly Awards) for the SurModics, Inc. 2009 Equity Incentive Plan.**
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document***
101.SCH*	XBRL Taxonomy Extension Schema Document***
101.CAL*	XBRL Taxonomy Calculation Linkbase Document***
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith
**	Management contract or compensatory plan or arrangement
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.