Form 10-Q
period 2013-03-31
SURMODICS INC
filed 2013-05-10
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of May 1, 2013 was 14,500,596.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SurModics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2013	2012
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,537	$15,540
Available-for-sale securities	15,147	14,117
Accounts receivable, net of allowance for doubtful accounts of $20 and $40 as of March 31, 2013 and September 30, 2012, respectively	4,911	5,069
Inventories	3,364	3,524
Deferred tax assets	197	219
Prepaids and other	1,495	603
Current assets of discontinued operations	129	883

Total Current Assets	45,780	39,955
Property and equipment, net	13,214	13,610
Available-for-sale securities	27,506	28,433
Deferred tax assets	5,878	5,806
Intangible assets, net	4,060	4,430
Goodwill	8,010	8,010
Other assets, net	3,145	4,075

Total Assets	$107,593	$104,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$969	$1,657
Accrued liabilities:
Compensation	1,191	2,319
Accrued other	880	1,066
Deferred revenue	45	47
Other current liabilities	112	170
Current liabilities of discontinued operations	271	1,640

Total Current Liabilities	3,468	6,899
Deferred revenue, less current portion	181	185
Other long-term liabilities	1,959	2,247

Total Liabilities	5,608	9,331

Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 14,569,221 and 14,656,806 shares issued and outstanding, respectively	728	733
Additional paid-in capital	16,911	18,346
Accumulated other comprehensive income	127	40
Retained earnings	84,219	75,869

Total Stockholders’ Equity	101,985	94,988

Total Liabilities and Stockholders’ Equity	$107,593	$104,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Revenue:
Royalties and license fees	$6,951	$6,283	$14,467	$12,893
Product sales	5,758	5,067	11,111	9,701
Research and development	986	860	1,968	1,532

Total revenue	13,695	12,210	27,546	24,126

Operating costs and expenses:
Product costs	1,945	1,615	3,904	3,205
Research and development	3,774	3,512	7,136	7,150
Selling, general and administrative	3,847	3,394	7,500	6,860

Total operating costs and expenses	9,566	8,521	18,540	17,215

Operating income from continuing operations	4,129	3,689	9,006	6,911

Other income (loss):
Investment income, net	56	143	127	281
Impairment loss on investments	(129)	(804)	(129)	(804)
Other income, net	282	162	1,458	170

Other income (loss)	209	(499)	1,456	(353)

Income from continuing operations before income taxes	4,338	3,190	10,462	6,558
Income tax provision	(918)	(1,244)	(2,794)	(2,457)

Income from continuing operations	3,420	1,946	7,668	4,101

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	682	(344)	682	1,261
Income (loss) on sale of discontinued operations, net of income taxes	—	121	—	(933)

Income (loss) from discontinued operations	682	(223)	682	328

Net income	$4,102	$1,723	$8,350	$4,429

Basic income (loss) per share:
Continuing operations	$0.23	$0.11	$0.52	$0.23
Discontinued operations	0.05	(0.01)	0.05	0.02
Net income	$0.28	$0.10	$0.57	$0.25
Diluted income (loss) per share:
Continuing operations	$0.23	$0.11	$0.52	$0.23
Discontinued operations	0.05	(0.01)	0.05	0.02
Net income	$0.28	$0.10	$0.56	$0.25
Weighted average number of shares outstanding:
Basic	14,622	17,519	14,639	17,498
Diluted	14,914	17,632	14,871	17,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
(In thousands)	(Unaudited)		(Unaudited)
Net income	$4,102	$1,723	$8,350	$4,429
Other comprehensive income (loss), net of tax:
Unrealized holding gains on available-for-sale securities arising during the period	78	529	316	357
Reclassification adjustment for realized gains included in net income	(228)	(99)	(229)	(107)

Other comprehensive (loss) income	(150)	430	87	250

Comprehensive income	$3,952	$2,153	$8,437	$4,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	March 31,
	2013	2012
(in thousands)	(Unaudited)
Operating Activities:
Net income	$8,350	$4,429
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Income from discontinued operations	(682)	(1,261)
Loss on sale of discontinued operations	—	933
Depreciation and amortization	1,446	1,480
Stock-based compensation	1,238	1,533
Deferred taxes	172	(294)
Gain on sale of available-for-sale securities and strategic investments	(1,458)	(170)
Amortization of premium on held-to-maturity securities	—	31
Impairment loss on investments	129	804
Reduction of tax benefit from stock-based compensation plans	191	—
Other	—	11
Change in operating assets and liabilities:
Accounts receivable	158	(244)
Inventories	160	(484)
Prepaids and other	(191)	(174)
Accounts payable and accrued liabilities	(1,366)	(3,159)
Income taxes	(1,322)	2,739

Net cash provided by operating activities from continuing operations	6,825	6,174

Investing Activities:
Purchases of property and equipment	(1,239)	(269)
Purchases of available-for-sale securities	(26,091)	(34,728)
Sales and maturities of available-for-sale securities	25,980	34,554
Maturities of held-to-maturity securities	—	3,000
Cash received from sale of strategic investments	2,286	—
Cash (transferred to) received from discontinued operations	(86)	28,189

Net cash provided by investing activities from continuing operations	850	30,746

Financing Activities:
Reduction of tax benefit from stock-based compensation plans	(191)	—
Issuance of common stock	233	217
Repurchase of common stock	(2,681)	—
Purchase of common stock to pay employee taxes	(39)	(170)

Net cash (used in) provided by financing activities from continuing operations	(2,678)	47

Net cash provided by continuing operations	4,997	36,967

Discontinued Operations:
Net cash used in operating activities	(86)	(1,627)
Net cash provided by investing activities	—	29,816
Net cash provided by (used in) financing activities	86	(28,189)

Net cash provided by discontinued operations	—	—

Net change in cash and cash equivalents	4,997	36,967
Cash and Cash Equivalents:
Beginning of period	15,540	23,217

End of period	$20,537	$60,184

Supplemental Information:
Cash paid for income taxes	$3,945	$28
Noncash transactions – acquisition of property and equipment on account	$7	$102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended March 31, 2013

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results of SurModics, Inc. and subsidiaries (“SurModics” or the “Company”) for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire 2013 fiscal year.

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

Certain items in the condensed consolidated statement of cash flows for the six months ended March 31, 2012 have been reclassified to conform to the current period presentation.

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

New Accounting Pronouncements

Recently Adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued final guidance on reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income or to other balance sheet accounts as appropriate. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. SurModics elected to early adopt the guidance in the second quarter of fiscal 2013. Since the new guidance only relates to presentation, its adoption did not impact the Company’s financial position, results of operations, or cash flows. See Note 13 for further information.

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

On November 1, 2011, the Company entered into a definitive agreement (the “Purchase Agreement”) to sell substantially all of the assets of its wholly-owned subsidiary, SurModics Pharmaceuticals, to Evonik Degussa Corporation (“Evonik”). Under the terms of the Purchase Agreement, the entire portfolio of products and services of SurModics Pharmaceuticals, including the Company’s Current Good Manufacturing Practices (“cGMP”) development and manufacturing facility located in Birmingham, Alabama, were sold. The Company retained all accounts receivable and the majority of liabilities associated with SurModics Pharmaceuticals incurred prior to closing. The sale (the “Pharma Sale”) closed on November 17, 2011. The total consideration received from the Pharma Sale was $30.0 million in cash. As part of the Pharma Sale, SurModics agreed not to compete in the restricted business (as defined in the Purchase Agreement) for a period of five years and to indemnify Evonik against specified losses, in connection with SurModics Pharmaceuticals, including certain contingent consideration obligations related to the acquisition by SurModics Pharmaceuticals of the portfolio of intellectual property and drug delivery projects from PR Pharmaceuticals, Inc. (“PR Pharma”). SurModics retained responsibility for repayment obligations related to an agreement with various governmental authorities associated with creation of jobs in Alabama. Substantially all of these obligations were settled in the second quarter of fiscal 2013 and the remainder was settled in April 2013. The foregoing summary of the Purchase Agreement is qualified in its entirety by reference to the full text of the Purchase Agreement, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 7, 2011. Refer to the Purchase Agreement for more details on the Pharma Sale.

The following is a summary of the operating results of SurModics Pharmaceuticals discontinued operations for the three and six months ended March 31, 2013 and 2012 (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
Total revenue	$—	$—	$—	$5,311

Income (loss) from discontinued operations	$1,015	$(221)	$1,015	$2,309
Income tax provision	(333)	(123)	(333)	(1,048)

Income (loss) from discontinued operations, net of income taxes	$682	$(344)	$682	$1,261

Income (loss) on sale of discontinued operations	$—	$26	$—	$(1,634)
Income tax benefit	—	95	—	701

Income (loss) on sale of discontinued operations, net of income taxes	$—	$121	$—	$(933)

The major classes of assets and liabilities of discontinued operations as of March 31, 2013 and September 30, 2012 were as follows (in thousands):

	March 31,	September 30,
	2013	2012
Accounts receivable, net	$—	$283
Other current assets	129	600

Current assets of discontinued operations	129	883

Total assets of discontinued operations	$129	$883

Other current liabilities payable	$271	$1,640

Current liabilities of discontinued operations	271	1,640

Total liabilities of discontinued operations	$271	$1,640

As part of the Pharma Sale, the Company recorded a loss on the sale in the first six months of fiscal 2012 of $1.6 million ($0.9 million net of income tax benefit), which was principally related to transaction closing costs. The loss is included in “Income (loss) on sale of discontinued operations” in the condensed consolidated statements of income.

On January 29, 2013, the Company entered into a settlement agreement with the City of Birmingham, Alabama to pay $325,000 in settlement of $1.5 million of the $1.7 million retained liability that existed at December 31, 2012, associated with financial incentives SurModics Pharmaceuticals received from various Alabama governmental authorities related to creation of jobs in Alabama. The Company paid the $325,000 and recorded a gain in discontinued operations of $1.2 million before taxes in the second quarter of fiscal 2013 related to this settlement.

The assets and liabilities of discontinued operations as of March 31, 2013 are mainly associated with deferred tax assets and the remaining $0.2 million retained liability with the State of Alabama related to creation of jobs in Alabama. On April 17, 2013, the Company and the State of Alabama entered into a termination agreement which did not require the Company to repay the $0.2 million retained liability. The Company expects to record a gain in discontinued operations of $0.2 million before taxes in the third quarter of fiscal 2013 related to this termination. See Note 15 for further discussion of the Alabama jobs commitment liability.

4. Fair Value Measurements

The accounting guidance on fair value measurements defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The guidance is applicable for all financial assets and financial liabilities and for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the exchange price that would be received from selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

Fair Value Hierarchy

Accounting guidance on fair value measurements requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1 — Quoted (unadjusted) prices in active markets for identical assets or liabilities.

The Company’s Level 1 asset consisted of its investment in OctoPlus N.V. (“OctoPlus”) (see Note 7 for further information). The fair market value of this investment was based on the quoted price of OctoPlus shares as traded on the Euronext Amsterdam Stock Exchange. This investment was sold in the second quarter of fiscal 2013.

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

There were no Level 3 assets at March 31, 2013, December 31, 2012, September 30, 2012, March 31, 2012 or December 31, 2011 and there was no Level 3 activity during the first six months of fiscal 2013 or the second quarter of fiscal 2012.

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company did not significantly change its valuation techniques from prior periods.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2013
Assets:
Cash equivalents	$—	$9,802	$—	$9,802
Available-for-sale debt securities:
U.S. government and government agency obligations	—	34,377	—	34,377
Mortgage-backed securities	—	2,601	—	2,601
Municipal bonds	—	3,447	—	3,447
Asset-backed securities	—	532	—	532
Corporate bonds	—	1,696	—	1,696

Total assets measured at fair value	$—	$52,455	$—	$52,455

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

Other assets — This asset is classified as Level 1 and represented the Company’s investment in OctoPlus. This investment was valued based on the quoted market price of OctoPlus shares.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following tables provide a reconciliation of financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands). Transfers of instruments into and out of Level 3 are based on beginning of period values.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Six Months Ended March 31, 2012 Available-for-Sale Debt Securities
	Mortgage- Backed Securities	Asset- Backed Securities	Total
Balance at September 30, 2011	$15	$9	$24
Transfers into Level 3	—	—	—
Transfers out of Level 3	(15)	(9)	(24)
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	—	—	—
Purchases, issuances, sales and settlements, net	—	—	—

Balance at March 31, 2012	$—	$—	$—

5. Investments

Investments consist principally of U.S. government and government agency obligations, mortgage-backed securities and corporate and municipal debt securities and are classified as available-for-sale at March 31, 2013 and September 30, 2012. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from the condensed consolidated statements of income and reported in the condensed consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the condensed consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income (loss). This adjustment results in a new cost basis for the investment. Investments for which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in other income (loss). Realized gains and losses from the sales of debt securities, which are included in other income (loss), are determined using the specific identification method.

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities as of March 31, 2013 and September 30, 2012 were as follows (in thousands):

	March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$34,318	$59	$—	$34,377
Mortgage-backed securities	2,513	112	(24)	2,601
Municipal bonds	3,421	27	(1)	3,447
Asset-backed securities	537	—	(5)	532
Corporate bonds	1,673	23	—	1,696

Total	$42,462	$221	$(30)	$42,653

	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$28,641	$213	$—	$28,854
Mortgage-backed securities	2,896	129	(26)	2,999
Municipal bonds	3,178	35	—	3,213
Asset-backed securities	613	—	(15)	598
Corporate bonds	6,858	28	—	6,886

Total	$42,186	$405	$(41)	$42,550

As of March 31, 2013, the Company concluded that the unrealized losses related to the available-for-sale securities shown above were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of their amortized cost.

The amortized cost and fair value of investments by contractual maturity at March 31, 2013 were as follows (in thousands):

	Amortized Cost	Fair Value
Debt securities due within:
One year	$15,132	$15,147
One to five years	23,951	24,040
Five years or more	3,379	3,466

Total	$42,462	$42,653

The following table summarizes sales of available-for-sale securities (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
Proceeds from sales	$25,175	$31,913	$25,980	$34,554
Gross realized gains	$161	$163	$165	$171
Gross realized losses	$—	$(1)	$—	$(1)

During the second quarter of fiscal 2012, all remaining held-to-maturity debt securities matured.

6. Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components (in thousands):

	March 31,	September 30,
	2013	2012
Raw materials	$1,354	$1,479
Finished products	2,010	2,045

Total	$3,364	$3,524

7. Other Assets

Other assets consist principally of strategic investments as follows (in thousands):

	March 31,	September 30,
	2013	2012
OctoPlus N.V.	$—	$718
Nexeon MedSystems, Inc.	29	29
CeloNova BioSciences, Inc.	1,500	1,500
ThermopeutiX, Inc.	1,185	1,185
ViaCyte, Inc.	429	559
Other	2	84

Other assets, net	$3,145	$4,075

The Company accounts for all of its strategic investments under the cost method as of March 31, 2013. The Company accounted for its investment in OctoPlus common stock, whose shares were traded on the Euronext Amsterdam Stock Exchange, as an available-for-sale investment. Available-for-sale investments are reported at fair value with unrealized gains and losses, net of tax, reported in the condensed consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the condensed consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings, recorded in the other income section of the condensed consolidated statements of income, and which result in a new cost basis for the investment. The cost basis in the Company’s investment in OctoPlus was $0.9 million as of September 30, 2012. In October 2012 OctoPlus received a tender offer from Dr. Reddy’s Laboratories Ltd. to purchase all issued and outstanding ordinary shares of OctoPlus at an offer price of €0.52 per share. In the second quarter of fiscal 2013, the Company sold its investment and recorded a pre-tax gain of approximately $0.1 million.

The Company has invested a total of $6.5 million in Nexeon MedSystems, Inc. (“Nexeon”), a privately-held West Virginia-based medical technology company, commencing in July 2007 and has recognized losses under the equity method of accounting and a $4.1 million impairment loss in fiscal 2010. Currently, the Company accounts for its investment in Nexeon under the cost method of accounting as the Company’s ownership is less than 20%, and the Company does not exert significant influence over Nexeon’s operating or financial activities.

In February 2011, Nexeon’s stent technology was acquired by CeloNova BioSciences, Inc. (“CeloNova”). Prior to the acquisition by CeloNova, Nexeon created a wholly-owned subsidiary, Nexeon Stent, to hold the company’s stent-related assets. Nexeon distributed to its stockholders the Nexeon Stent stock which was exchanged for Series B-1 preferred shares of CeloNova. CeloNova is a privately-held Texas-based medical technology company that is marketing a variety of medical products. See further discussion of the CeloNova transaction in Note 16. The Company’s investment in CeloNova, which is accounted for under the cost method, represents less than a 5% ownership interest. The Company does not exert significant influence over CeloNova’s operating or financial activities.

The Company has invested a total of $5.2 million in ViaCyte, Inc. (“ViaCyte”), a privately-held California-based biotechnology firm that is developing a unique treatment for diabetes using coated islet cells, the cells that produce insulin in the human body. In fiscal 2006, the Company determined that its investment in ViaCyte was impaired and that the impairment was other than temporary. Accordingly, the Company recorded an impairment loss of $4.7 million. In the second quarter of fiscal 2013, the Company recorded an additional other-than-temporary impairment loss on this investment totaling $0.1 million based on a current financing round and market valuations. The balance of the investment of $0.4 million, which is accounted for under the cost method, represents less than a 5% ownership interest. The Company does not exert significant influence over ViaCyte’s operating or financial activities.

In August 2009, the Company invested $2.0 million in Vessix Vascular, Inc. (“Vessix”), and made a follow-on investment of $0.5 million in March 2010. The Company recognized an impairment loss on this investment totaling $2.4 million in fiscal 2010, based on market valuations and a pending financing round for this company. Vessix was purchased by Boston Scientific Corporation in November 2012. The Company recorded a gain of approximately $1.2 million in other income, net, on the sale of this investment in the first quarter of fiscal 2013. Total potential maximum additional proceeds of $4.2 million may be received in the remainder of fiscal 2013 through fiscal 2017 depending on Vessix’s achievement of future milestones. No amounts have been recorded associated with these future milestones given the level of uncertainty that exists. Any potential additional income will be recognized once the milestones are achieved.

The Company recognized revenue of less than $0.1 million for the three months ended March 31, 2013 and for each of the three and six months ended March 31, 2012, from activity with companies in which it had a strategic investment. The Company recognized revenue of approximately $0.1 million for the six months ended March 31, 2013, from activity with companies in which it had a strategic investment.

8. Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer relationships, licenses and trademarks. For the three months ended March 31, 2013 and 2012, the Company recorded amortization expense of $0.2 million for each period. For the six months ended March 31, 2013 and 2012, the Company recorded amortization expense of $0.4 million for each period.

Intangible assets consisted of the following (in thousands):

	March 31, 2013
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(3,004)	$1,853
Core technology	8.0	530	(375)	155
Patents and other	16.8	2,256	(784)	1,472

Subtotal		7,643	(4,163)	3,480
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(4,163)	$4,060

	September 30, 2012
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(2,734)	$2,123
Core technology	8.0	530	(343)	187
Patents and other	16.8	2,256	(716)	1,540

Subtotal		7,643	(3,793)	3,850
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(3,793)	$4,430

Based on the intangible assets in service as of March 31, 2013, estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

Remainder of 2013	$371
2014	742
2015	731
2016	594
2017	183
2018	137

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

The $8.0 million of goodwill at March 31, 2013 and September 30, 2012 is related to the In Vitro Diagnostics reporting unit and represents the gross value from the acquisition of BioFX Laboratories, Inc. in 2007. The goodwill was not impaired based on the outcome of the fiscal 2012 annual impairment test, and there have been no events or circumstances that have occurred in fiscal 2013 to indicate that the goodwill may be impaired.

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

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
Product costs	$7	$11	$10	$26
Research and development	64	161	87	382
Selling, general and administrative	775	468	1,141	1,125

Total	$846	$640	$1,238	$1,533

As of March 31, 2013, approximately $4.6 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.7 years. The unrecognized compensation costs above include $1.6 million based on payout levels associated with performance share awards that are currently anticipated to be fully expensed because the performance conditions are expected to be met at or above target levels.

Stock Option Awards

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair values of stock options granted during the three months ended March 31, 2013 and 2012 were $9.99 and $5.95, respectively. The weighted average per share fair values of stock options granted during the six months ended March 31, 2013 and 2012 were $8.69 and $5.24, respectively. The assumptions used as inputs in the model were as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
Risk-free interest rates	0.7%	0.7%	0.6%	0.8%
Expected life (years)	4.8	4.8	4.8	4.8
Expected volatility	49.1%	49.6%	49.2%	49.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%

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

Non-qualified stock options are granted at fair market value on the grant date. Non-qualified stock options expire in seven to ten years or upon termination of employment or service as a Board member. Non-qualified stock options granted prior to May 2008 generally become exercisable with respect to 20% of the shares on each of the first five anniversaries following the grant date, and non-qualified stock options granted subsequent to April 2008 generally become exercisable with respect to 25% of the shares on each of the first four anniversaries following the grant date.

The total pre-tax intrinsic value of options exercised during the three and six months ended March 31, 2013 was $49,000 and $69,000, respectively. The total pre-tax intrinsic value of options exercised during each of the three and six months ended March 31, 2012 was $49,000. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period end.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance these shares are considered to be non-vested shares. The Restricted Stock is released to the key employees if they are employed by the Company at the end of the vesting period. Compensation has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. The stock-based compensation table above includes Restricted Stock expenses recognized related to these awards, which totaled less than $0.1 million during the three and six months ended March 31, 2013 and less than $0.1 million and $0.2 million during the three and six months ended March 31, 2012, respectively.

Performance Share Awards

The Company has entered into performance share agreements with certain key employees, covering the issuance of common stock (“Performance Shares”). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives, which must be achieved during the performance period. Performance objectives selected by the Organization and Compensation Committee of the Board of Directors (the “Committee”) were cumulative earnings per share and cumulative revenue for the three-year performance periods for fiscal 2011 beginning on October 1, 2010 and ending on September 30, 2013 (68,533 shares at target), for fiscal 2012 beginning on October 1, 2011 and ending on September 30, 2014 (62,497 shares at target), and for fiscal 2013 beginning on October 1, 2012 and ending on September 30, 2015 (42,753 shares at target). The number of shares that may actually vest will vary based on performance from 20% (minimum) to 200% (maximum). Shares will be issued to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. Compensation is recognized in each period based on management’s best estimate of the achievement level of the grants’ specified performance objectives. For the three and six months ended March 31, 2013, the Company recognized expenses of $0.4 million and $0.6 million, respectively, related to probable achievement of performance objectives for Performance Shares. The Company recognized expenses of $0.1 million and $0.3 million related to probable achievement of performance objectives for Performance Shares for the three and six months ended March 31, 2012, respectively. The stock-based compensation table above includes the Performance Shares expenses.

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of March 31, 2013 and 2012, there were less than $0.1 million of employee contributions in each period included in accrued liabilities in the condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three and six months ended March 31, 2013 and 2012 totaled less than $0.1 million in each period. The stock-based compensation table above includes the Stock Purchase Plan expenses.

Restricted Stock Units

On December 12, 2012, the Company awarded 11,776 restricted stock units (“RSU”) under the 2009 Equity Incentive Plan to directors. The RSU awards vest annually at a rate of 33%. RSU awards are not considered issued or outstanding common stock of the Company until they vest. The estimated fair value of the RSU awards was calculated based on the closing market price of SurModics’ common stock on the date of grant. Compensation has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. Directors can also elect to receive their annual fees for services to the Board in RSUs. Certain directors elected this option beginning on January 1, 2013 which resulted in 1,691 units issued with a value of $46,000. These RSUs are fully vested. The stock-based compensation table above includes RSU expenses recognized related to these awards, which totaled less than $0.1 million in each period during the three and six months ended March 31, 2013.

11. Income (Loss) Per Share Data

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

The following table sets forth the components of the basic and diluted income per share computations (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income from continuing operations available to common shareholders	$3,420	$1,946	$7,668	$4,101

Basic weighted average shares outstanding	14,622	17,519	14,639	17,498
Dilutive effect of outstanding stock options, non-vested restricted stock, restricted stock units and performance shares	292	113	232	77

Diluted weighted average shares outstanding	14,914	17,632	14,871	17,575

The calculation of weighted average diluted shares outstanding excludes outstanding stock options associated with the right to purchase 0.3 million and 0.7 million shares of common stock for the three months ended March 31, 2013 and 2012, respectively, and 0.5 million and 0.7 million for the six months ended March 31, 2013 and 2012, respectively, as their inclusion would have had an antidilutive effect on diluted income per share.

12. Income Taxes

The Company recorded income tax provisions associated with income from continuing operations of $0.9 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively, representing effective tax rates of 21.2% and 39.0%, respectively. The Company recorded income tax provisions associated with income from continuing operations of $2.8 million and $2.5 million for the six months ended March 31, 2013 and 2012, respectively, representing effective tax rates of 26.7% and 37.5%, respectively. The difference between the U.S. federal statutory tax rate of 35.0% and the Company’s effective tax rate for the three and six months ended March 31, 2013 and 2012 reflects the impact of state income taxes, permanent tax items and discrete tax benefits of $0.4 million and $0.6 million for the three and six months ended March 31, 2013, respectively. Discrete tax items primarily relate to capital loss carrybacks and the January 2013 signing of the American Taxpayer Relief Act of 2012 which retroactively reinstated the U.S. R&D tax credit to the beginning of calendar 2012. The six months ended March 31, 2013 also reflects the impact of gains on the sale of Vessix, OctoPlus and certain debt securities in our available-for-sale investment portfolio for which there is tax expense recognized which has been offset by the reversal of valuation allowances.

The Company recorded an income tax expense from discontinued operations of $0.3 million for the three and six months ended March 31, 2013. The Company recorded an income tax expense from discontinued operations of $0.1 million and $1.0 million for the three and six months ended March 31, 2012, respectively. The Company recorded an income tax benefit of $0.1 million and $0.7 million from the sale of discontinued operations for the three and six months ended March 31, 2012, respectively. The effective tax rate applied to discontinued operations was 32.8% for the three and six months ended March 31, 2013. The effective tax rate applied to discontinued operations was 14.4% and 51.4% for the three and six months ended March 31, 2012, respectively.

The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of March 31, 2013 and September 30, 2012, respectively, are $1.4 million for each period. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months with the above balances classified on the condensed consolidated balance sheets in other long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax return for fiscal 2010 in the first quarter of fiscal 2012. The IRS completed its examination in the third quarter of fiscal 2012 and a payment was made in the fourth quarter of fiscal 2012 associated with a timing adjustment. U.S. income tax returns for years prior to fiscal 2009 are no longer subject to examination by federal tax authorities. Tax returns for state and local jurisdictions for fiscal years 2004 through 2011 remain subject to examination by state and local tax authorities.

13. Amounts Reclassified Out of Accumulated Other Comprehensive Income

Accounting guidance was updated in February 2013 adding new disclosure for items reclassified out of accumulated other comprehensive income (“AOCI”). The new disclosure requirements are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2012. Early adoption of the guidance is permitted and the Company elected to early adopt this guidance.

Amounts reclassified out of AOCI totaled $0.3 million on a pre-tax basis for each of the three and six months ended March 31, 2013. The amounts reclassified out of AOCI are associated with unrealized gains on available-for-sale securities that were realized on the sale of the securities and are presented in other income, net in the condensed consolidated statements of income.

14. Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, who is the Company’s Chief Executive Officer, in deciding how to allocate resources and in assessing performance. The Company is organized into two segments as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device, with end markets that include coronary, peripheral, and neuro-vascular, and urology, among others, and (2) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications, with products that include protein stabilization reagents, substrates, antigens and surface coatings.

The tables below present segment revenue, operating income from continuing operations and depreciation and amortization, as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenue:
Medical Device	$9,735	$8,753	$20,266	$17,620
In Vitro Diagnostics	3,960	3,457	7,280	6,506

Total revenue	$13,695	$12,210	$27,546	$24,126

Operating income (loss):
Medical Device	$4,785	$4,121	$10,625	$8,053
In Vitro Diagnostics	1,267	1,271	2,018	2,177

Total segment operating income	6,052	5,392	12,643	10,230
Corporate	(1,923)	(1,703)	(3,637)	(3,319)

Total operating income from continuing operations	$4,129	$3,689	$9,006	$6,911

Depreciation and amortization:
Medical Device	$311	$354	$628	$718
In Vitro Diagnostics	218	194	433	389
Corporate	195	183	385	373

Total depreciation and amortization	$724	$731	$1,446	$1,480

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

15. Commitments and Contingencies

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

Southern Research Institute (“SRI”) Litigation. On July 31, 2009, the Company’s SurModics Pharmaceuticals subsidiary was named as a defendant in litigation pending in the circuit court of Jefferson County, Alabama, between SRI and two of SRI’s former employees (the “Plaintiffs”). In the litigation, the Plaintiffs allege that they contributed to or invented certain intellectual property while they were employed at SRI, and pursuant to SRI’s policies then in effect, they are entitled to, among other things, a portion of the purchase price consideration paid by the Company to SRI as part of the Company’s acquisition of SurModics Pharmaceuticals pursuant to a stock purchase agreement made effective on July 31, 2007 (the “Stock Purchase Agreement”). The Plaintiffs have also alleged that they are entitled to a portion of the intellectual property income derived from license agreements with certain customers of SurModics Pharmaceuticals that make use of patents to which the Plaintiffs invented or contributed. A trial has not yet been scheduled. Based on the facts known to date, the Company has recorded a $100,000 expense in discontinued operations in the second quarter of fiscal 2013. The Company has not recorded additional accruals as the probability of the outcome is currently not determinable and any potential loss is not estimable. The Company believes that it has meritorious defenses to the Plaintiff’s claims and will vigorously defend and prosecute this matter. Following the Pharma Sale, the Company remains responsible for this litigation and has agreed to indemnify Evonik against certain losses, including those that may be incurred in connection with this litigation.

Pursuant to the Stock Purchase Agreement, the Company has certain rights of indemnification against losses (including without limitation, damages, expenses and costs) incurred as a result of the litigation. The Company has recorded unreimbursed legal expenses totaling $1.0 million as of March 31, 2013, related to this litigation, within selling, general and administrative expenses from continuing operations in the condensed consolidated statements of income. In June of 2011, the Company sued SRI in United States District Court for the District of Minnesota seeking a judicial declaration regarding the scope of the Company’s indemnification rights under the Stock Purchase Agreement. On April 17, 2013, the District Court entered a judgment in the Company’s favor requiring SRI to indemnify the Company for prior and future legal expenditures related to this matter. The District Court’s decision is subject to appeal by SRI, and any cash received associated with the judgment will result in income from the recovery of expenses the Company has previously recognized.

InnoRx, Inc. In January 2005, the Company entered into a merger agreement whereby SurModics acquired all of the assets of InnoRx, Inc. (“InnoRx”), an early stage company developing drug delivery devices and therapies for the ophthalmology market. SurModics will be required to issue up to approximately 480,059 additional shares of its common stock to the stockholders of InnoRx upon the successful completion of the remaining development and commercial milestones involving InnoRx technology acquired in the transaction. The Company has not recorded any accrual for this contingency as of March 31, 2013 as the milestones have not been achieved and the probability of achievement is low.

PR Pharmaceuticals, Inc. In November 2008, the Company’s SurModics Pharmaceuticals subsidiary acquired certain contracts and assets of PR Pharma to enhance its portfolio of drug delivery technologies for the pharmaceutical and biotechnology industries. The Company agreed to indemnify Evonik, for a period of five years, for up to $2.5 million of contingent consideration obligations to the sellers of PR Pharma related to a future patent issuance milestone when it sold substantially all of the SurModics Pharmaceuticals assets to Evonik on November 17, 2011. The Company has not recorded any accrual for this contingency as of March 31, 2013 as the milestone has not been achieved and the probability of achievement is low.

Alabama Jobs Commitment. In April 2008, the Company purchased a 286,000 square foot office and warehouse facility to support cGMP needs of customers and the anticipated growth of SurModics Pharmaceuticals. At the same time, SurModics Pharmaceuticals entered into an agreement with various governmental authorities to obtain financial incentives associated with creation of jobs in Alabama. Some of the governmental agencies have recapture rights in connection with the financial incentives if a specific number of full-time employees were not hired by June 2012, with an extension to June 2013 if circumstances or events occurred that were beyond the control of SurModics Pharmaceuticals or could not have been reasonably anticipated by SurModics Pharmaceuticals. This liability was retained by the Company and did not transfer to Evonik as part of the Pharma Sale in November 2011. As of December 31, 2012, SurModics Pharmaceuticals had received $1.7 million in connection with the agreement.

On January 29, 2013, the Company entered into a settlement agreement with the City of Birmingham, Alabama to pay $325,000 in settlement of $1.5 million of the $1.7 million retained liability. The Company paid the $325,000 and recorded a gain in discontinued operations of $1.2 million before taxes in the second quarter of fiscal 2013 related to this settlement.

On April 17, 2013, the Company and the State of Alabama entered into a termination agreement which did not require the Company to repay the $0.2 million retained liability. The Company expects to record a gain in discontinued operations of $0.2 million before taxes in the third quarter of fiscal 2013 related to this termination. The termination agreement with the State of Alabama satisfies the remaining recapture rights that existed with the Alabama jobs commitment program.

16. Immaterial Restatement

The accompanying unaudited interim condensed consolidated financial statements reflect a $1.2 million adjustment to increase the carrying value of the Company’s strategic investments, included in other assets, net and stockholders’ equity in the prior period condensed consolidated balance sheet. This adjustment corrects and reduces an other-than-temporary impairment charge recognized in the fiscal year ended September 30, 2010, which was previously recorded during the fiscal fourth quarter ended September 30, 2010. The original other-than-temporary impairment charge did not sufficiently consider information available to the Company prior to the issuance of the Company’s financial statements for the fiscal year ended September 30, 2010. Specifically, the impact of consideration to be received from the proposed sale of a subsidiary of a strategic investment to an unrelated third party had not been considered in evaluating the value of the strategic investment. Management has evaluated the amount and nature of the adjustment and concluded that it is not material to either the previously reported annual or quarterly financial statement results of operations, total assets or stockholders’ equity. Nonetheless, the Company has corrected the error associated with the historical balance sheet amounts included in this filing as follows (in thousands):

Condensed Consolidated Balance Sheet

	As Reported		As Restated
	September 30, 2012	Adjustment	September 30, 2012
Other assets, net	$2,831	$1,244	$4,075
Total assets	103,075	1,244	104,319
Retained earnings	74,625	1,244	75,869
Total stockholders’ equity	93,744	1,244	94,988
Total liabilities and stockholders’ equity	$103,075	$1,244	$104,319

There was no impact on the condensed consolidated statements of income for any of the prior periods presented in this filing. The Company also expects to correct previously presented historical financial statements in future filings, including the annual financial statements to be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

The condensed consolidated balance sheet above details the effect of the other-than-temporary impairment charge adjustment on previously presented historical financial statement amounts (in thousands) appearing in the Company’s 2012 Annual Report on Form 10-K.

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

Overview

SurModics is a leading provider of surface modification and in vitro diagnostic technologies to the healthcare industry. For the six months ended March 31, 2013, our business performance has been driven by growth in our Medical Device hydrophilic coatings royalty revenue. The Medical Device segment has overcome the termination, in fiscal 2011, of Cordis Corporation’s exclusivity arrangement under one of its license agreements by entering into new license agreements and through continued expansion of activities with other Medical Device customers. We have continued to sign new license agreements in fiscal 2013 and broadened our hydrophilic coatings royalty stream which we believe will result in continued growth in the second half of fiscal 2013.

Our In Vitro Diagnostics segment has also generated revenue growth in fiscal 2013 from our existing products, new product launches and the addition of new diagnostic test kit manufacturer customers. We anticipate continued product sales growth for our In Vitro Diagnostics segment in the remainder of fiscal 2013.

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

We derive our revenue from three primary sources: (1) royalties and license fees from licensing our proprietary drug delivery and surface modification technologies and in vitro diagnostic formats to customers; the vast majority (typically in excess of 90%) of revenue in the “royalties and license fees” category is in the form of royalties; (2) the sale of reagent chemicals to licensees and the sale of stabilization products, antigens, substrates and surface coatings to the diagnostic and biomedical research markets; and (3) research and development fees generated on customer projects. Revenue fluctuates from quarter to quarter depending on, among other factors: our customers’ success in selling products incorporating our technologies; the seasonality of certain disease states and patient biases regarding the timing of medical procedures; the timing of introductions of licensed products by customers; the timing of introductions of products that compete with our customers’ products; the number and activity level associated with customer development projects; the number and terms of new license agreements that are finalized; the value of reagent chemicals and other products sold to customers; and the timing of future acquisitions we complete, if any.

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

Our R&D activities are engaged in the exploration, discovery and application of technologies that solve meaningful problems in the diagnosis and treatment of disease. Our key R&D activities include efforts that support and expand our core offerings. These efforts include completing activities that support the development of our coating technologies that enhance drug-coated balloons. In the second quarter of fiscal 2013 we completed development activities and launched our next generation hydrophilic coating platform which is now commercially available under the tradename Serene™ (formerly referred to as Gen 5). Additional planned activities include initiation of surface modification experiments that improve medical device performance and developing chemistries to support molecular diagnostic applications.

For our internal R&D programs in our segments, we utilize a R&D review committee to prioritize these programs based on a number of factors, including a program’s strategic fit, commercial impact, potential competitive advantage, technical feasibility, and the amount of investment required. The measures and metrics used to monitor a program’s progress vary based on the program, and typically include many of the same factors discussed above with respect to our customer R&D programs. We typically make decisions to continue or terminate a program based on research results (relative to the above measures and metrics) and other factors, including our own strategic and/or business priorities, and the amount of additional investment required.

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

Results of Operations – Three and Six Months Ended March 31

Revenue. Revenue for the three and six months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Dollars in thousands)	2013	2012	Change	2013	2012	Change
Revenue:
Medical Device	$9,735	$8,753	11%	$20,266	$17,620	15%
In Vitro Diagnostics	3,960	3,457	15%	7,280	6,506	12%

Total revenue	$13,695	$12,210	12%	$27,546	$24,126	14%

Medical Device. Medical Device revenue was $9.7 million in the quarter ended March 31, 2013, an increase of 11% compared with $8.8 million for the same prior-year quarter. Medical Device revenue was $20.3 million in the first six months of fiscal 2013, an increase of 15% compared with $17.6 million for the same prior-year period. The increase in the total revenue for both the three and six months ended March 31, 2013 was attributable to higher royalty revenue ($0.7 million and $2.0 million, respectively), product sales ($0.2 million and $0.7 million, respectively) and R&D revenue ($0.1 million and $0.4 million, respectively), partially offset by lower license fees ($0.5 million in the six months). The increase in royalty revenue and product sales revenue resulted from continued growth in our hydrophilic coatings offerings as well as $0.6 million from a royalty revenue catch-up payment which only impacted the six months ended March 31, 2013.

In Vitro Diagnostics. In Vitro Diagnostics revenue was $4.0 million in the quarter ended March 31, 2013, an increase of 15% compared with $3.5 million for the same prior-year quarter. In Vitro Diagnostics revenue was $7.3 million in the first six months of fiscal 2013, an increase of 12% compared with $6.5 million for the prior-year period. The $0.5 million increase for the three-month period was attributable to strong demand for our stabilization and BioFX branded products as well as microarray slides, a component of our molecular diagnostics business. The increase for the six-month period was attributable to $0.8 million of higher sales of antigens, stabilization and BioFX branded products.

The following is a summary of major costs and expenses as a percent of total revenue:

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
Product costs	14.2%	13.2%	14.2%	13.3%
Research and development	27.6	28.8	25.9	29.6
Selling, general and administrative	28.1	27.8	27.2	28.4

Product costs. Product costs were 14.2% of total revenue in both the three and six months ended March 31, 2013, compared with 13.2% and 13.3% in the respective prior-year periods. Product gross margins were 66.2% and 64.9% in the three and six months ended March 31, 2013, respectively, compared with 68.1% and 67.0% in the prior-year periods. The decrease in product gross margins in the current year six-month period reflected the mix of products sold as there were higher volumes of lower margin antigen product sales pursuant to a distributor arrangement compared with prior-year results.

Research and development expenses. R&D expenses were 27.6% and 25.9% of total revenue in the three and six months ended March 31, 2013, respectively, compared with 28.8% and 29.6% in the respective prior-year periods. R&D expenses were $3.8 million for the three months ended March 31, 2013, an increase of 7%, compared with $3.5 million for the respective prior-year period. The increase was attributable to higher development expenses of $0.2 million and legal expenses of $0.1 million associated with our patent portfolio. R&D expenses were $7.1 million for the first six months of fiscal 2013, a decrease of less than 1% compared with $7.2 million for the first six months of fiscal 2012. The decrease was primarily a result of $0.1 million of lower temporary labor costs and license fee expenses in the first six months of fiscal 2013 partially offset by $0.2 million of higher legal and development expenses. We expect R&D expense to run between 25% and 30% of total revenue on a quarterly basis; however, these expenses for the remainder of fiscal 2013 could run above 30% as we continue to invest in our drug-coated balloon platform. We expect R&D expenses to accelerate in the second half of fiscal 2013 and increase by at least 8% for the nine-month period ended June 30, 2013 and year ended September 30, 2013 as compared with prior-year periods.

Selling, general and administrative (SG&A) expenses. SG&A expenses were 28.1% and 27.2% of total revenue in the three and six months ended March 31, 2013, respectively, compared with 27.8% and 28.4% in the respective prior-year periods. The SG&A expenses increase of $0.5 million in the three months ended March 31, 2013, or 13%, compared with the prior-year period was primarily attributable to $0.6 million of higher compensation costs partially offset by $0.1 million of lower administrative expenses. SG&A expenses increased $0.6 million in the six months ended March 31, 2013, or 9%, compared with the prior-year period primarily from $0.4 million of higher compensation costs associated with increased headcount and $0.3 million of higher outside service expenses mainly from legal expenses partially offset by $0.1 million of lower administrative expenses.

Other income (loss). Major classifications of other income (loss) are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
(Dollars in thousands)	2013	2012	2013	2012
Investment income	$56	$143	$127	$281
Gain on sale of strategic investments	119	—	1,293	—
Other-than-temporary impairment of strategic investments	(129)	(804)	(129)	(804)
Other	163	162	165	170

Total other income (loss)	$209	$(499)	$1,456	$(353)

Other income (loss) was $0.2 million and $1.5 million in the three and six months ended March 31, 2013, respectively, compared with $(0.5) million and $(0.4) million for the respective prior-year periods.

Investment income decreased in the current-year periods compared with the prior-year periods because our average investable balances decreased following the $55 million share repurchase in September 2012 and from a decrease in yields on our investment balances.

We recorded a gain of $0.1 million in the quarter ended March 31, 2013 associated with the sale of our investment position in OctoPlus N.V. (“OctoPlus”). The six months ended March 31, 2013 also included a gain of $1.2 million from the sale of our ownership interest in Vessix Vascular, Inc. (“Vessix”).

In the quarter ended March 31, 2013, we recorded a $0.1 million other-than-temporary impairment loss related to our investment in ViaCyte, Inc. In the quarter ended March 31, 2012 we recorded an $0.8 million other-than-temporary impairment loss on our investment in OctoPlus, based on a significant decline in the stock price of OctoPlus and length of time during fiscal 2012 when the stock price had been trading below its previous cost basis.

In addition, in each of the three and six months ended March 31, 2013 and 2012 we recognized $0.2 million in realized investment gains associated with our investment portfolio.

Income tax provision. The reconciliation of the statutory U.S. federal tax rate of 35.0% and the Company’s effective tax rate from continuing operations for the three and six months ended March 31, 2013 and 2012 is as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.3	1.8	1.3	1.8
(Gain) loss on strategic investments	—	1.9	(2.0)	1.9
Discrete item – capital loss carryback	(6.0)	—	(2.5)	—
Discrete item – 2012 retroactive R&D federal tax credit	(3.5)	—	(1.4)	—
Discrete items – other	0.2	0.6	(1.6)	(0.2)
Other	(5.8)	(0.3)	(2.1)	(1.0)

Effective tax rate from continuing operations	21.2%	39.0%	26.7%	37.5%

The difference between the U.S. federal statutory tax rate of 35.0% and the Company’s effective tax rate reflects the impact of state income taxes, permanent tax items, valuation allowance changes for capital losses and discrete tax items. The income tax provision associated with continuing operations was $0.9 million and $2.8 million, respectively, for the three and six months ended March 31, 2013 resulting in respective effective tax rates of 21.2% and 26.7%. The income tax provision associated with continuing operations was $1.2 million and $2.5 million for the three and six months ended March 31, 2012, respectively, resulting in respective effective tax rates of 39.0% and 37.5%.

The most significant variability in our effective tax rate is the result of changes in capital loss valuation allowances resulting from both other-than-temporary impairment losses and gains on the sales of certain strategic investments. We have historically recorded other-than-temporary impairment losses with no income tax effect as it has not been more likely than not that we would generate sufficient capital gains to realize these benefits. Consequently, the OctoPlus, Vessix and available-for-sale securities gains realized during fiscal 2013 resulted in a reduction in capital loss carryforward valuation allowances resulting in no book income tax effects associated with these capital gains. However, during the three and six months ended March 31, 2013 we did realize a 6.0% and 2.5%, respectively, reduction in our effective tax rate as we recognized capital loss carrybacks as a result of the tax capital losses generated by the sale of certain of our strategic investments. During the six months ended March 31, 2013, the effective tax rate was reduced by 2.0 percentage points for these capital gains, net of the other-than-temporary impairment loss on the ViaCyte strategic investment. For the three and six months ended March 31, 2012, the effective tax rate was increased by 1.9 percentage points, respectively, from our other-than-temporary impairment loss in OctoPlus, net of our capital gains from the sale of available-for-sale investments. We are eligible to receive additional proceeds of $4.2 million from the Vessix sale depending on achievement of future milestones. If we conclude that it is more likely than not that we will receive these additional proceeds, we will reduce our capital loss carryforward valuation allowance by the lesser of either our capital loss carryforwards or the tax effect of the more than likely realizable sales proceeds.

We recorded $0.1 million of calendar 2012 U.S. research and development tax credit benefits in the quarter ended March 31, 2013 resulting from the signing of the American Taxpayer Relief Act of 2012 in January 2013. This reduced our effective rate from continuing operations by 3.5 and 1.4 percentage points in the three and six months ended March 31, 2013, respectively.

Discontinued operations. The following is a summary of the operating results of SurModics Pharmaceuticals discontinued operations for the three and six months ended March 31, 2013 and 2012:

	Three months ended		Six months ended
	March 31,		March 31,
(Dollars in thousands)	2013	2012	2013	2012
Total revenue	$—	$—	$—	$5,311

Income (loss) from discontinued operations	$1,015	$(221)	$1,015	$2,309
Income tax provision	(333)	(123)	(333)	(1,048)

Income (loss) from discontinued operations, net of income taxes	$682	$(344)	$682	$1,261

Income (loss) on sale of discontinued operations	$—	$26	$—	$(1,634)
Income tax benefit	—	95	—	701

Income (loss) on sale of discontinued operations, net of income taxes	$—	$121	$—	$(933)

Income (loss) from discontinued operations. The Company’s discontinued operations gains and losses are recorded net of the income tax impact of these transactions. The Company recorded discontinued operations income of $0.7 million for the three and six months ended March 31, 2013, compared with a loss of $0.3 million and a gain $1.3 million in the respective prior-year periods. The income in the fiscal 2013 periods reflects a $1.2 million pre-tax gain from the settlement of recapturable job creation financial incentives provided by the City of Birmingham, Alabama. In this settlement, the Company paid $325,000 of $1.5 million of the recapturable financial incentives which were previously fully accrued by the Company as a discontinued operations liability. This settlement gain was partially offset by a $0.1 million expense related to the SRI litigation matter based on facts known to date.

The Pharmaceuticals segment results in fiscal 2012 include the period from October 1, 2011 to November 17, 2011, the date of the Pharma Sale. Pre-tax expenses of $0.2 million were recorded in the three months ended March 31, 2012, related to the settlement of liabilities incurred prior to the Pharma Sale, which were initially accrued for using management’s best estimate of outstanding liabilities at the time of the Pharma Sale. Revenue from the Pharmaceuticals segment was $5.3 million for the first six months of fiscal 2012 with pre-tax income from continuing operations of $2.3 million.

Income (loss) on sale of discontinued operations. The Company recorded income of $0.1 million and a loss of $0.9 million in the three and six months ended March 31, 2012, respectively. There was no discontinued operations income or loss in the current-year periods. Income on sale of discontinued operations recorded in the second quarter of fiscal 2012 related to the Pharma Sale was $0.1 million, which is comprised of the reversal of certain estimated closing costs of less than $0.1 million and additional recognition of a tax benefit of $0.1 million. Loss on sale of discontinued operations recorded in the first six months of fiscal 2012 related to the Pharma Sale was $0.9 million ($1.6 million on a pre-tax basis), which was principally related to transaction closing costs which totaled $1.7 million.

Segment Operating Results

Operating income for each of our reportable segments, which excludes the results from our Pharmaceuticals segment, was as follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Dollars in thousands)	2013	2012	Change	2013	2012	Change
Operating income (loss):
Medical Device	$4,785	$4,121	16%	$10,625	$8,053	32%
In Vitro Diagnostics	1,267	1,271	—	2,018	2,177	(7)%

Total segment operating income	6,052	5,392		12,643	10,230
Corporate	(1,923)	(1,703)	13%	(3,637)	(3,319)	10%

Total operating income from continuing operations	$4,129	$3,689	12%	$9,006	$6,911	30%

Medical Device. Operating income increased by 16% to $4.8 million in the quarter ended March 31, 2013, compared with $4.1 million in the same prior-year quarter. Operating income increased by 32% to $10.6 million in the six months ended March 31, 2013, compared with $8.1 million in the prior-year six-month period. The increased operating income in the three and six months ended March 31, 2013, respectively, compared with the prior-year periods resulted from $0.7 million and $1.6 million of higher royalty and license fee revenue and $0.1 million and $0.4 million of higher R&D revenue, as well as the gross margin impact from $0.2 million and $0.7 million in higher reagent sales. The increase in royalty and license fee revenue for the six months ended March 31, 2013 included $0.6 million associated with a royalty revenue catch-up payment. Direct operating expenses were similar in each period with development expenses increasing by $0.1 million and $0.2 million in the three and six months ended March 31, 2013 compared with the prior-year periods. Allocated corporate costs increased $0.1 million in the three months ended March 31, 2013 and decreased $0.2 million in the six months ended March 31, 2013 when compared with the comparable prior-year periods. The Medical Device portion of the corporate allocation decreased five basis points in fiscal 2013, however, the corporate expenses subject to allocation increased in the three months ended March 31, 2013 primarily from increased corporate headcount and associated increased compensation expenses.

In Vitro Diagnostics. Operating income of $1.3 million in the quarter ended March 31, 2013 was flat compared with the same prior-year quarter. Operating income decreased by 7% to $2.0 million in the six months ended March 31, 2013, compared with $2.2 million in the first six months of fiscal 2012. Revenue increases of $0.5 million and $0.8 million in the three and six months ended March 31, 2013, respectively, compared with the prior-year periods generated gross margin increases of $0.2 million in each period. Product gross margins were 63.9% and 66.2% for the three months ended March 31, 2013 and 2012, respectively, and were 61.8% and 66.0% for the six-month periods ended March 31, 2013 and 2012, respectively. The decrease in product gross margins in both current year periods is the result of increased indirect costs. In addition, the decrease for the six-months ended March 31, 2013 reflected a change in product mix as there were higher volumes of lower margin antigen product sales pursuant to a distributor arrangement compared with prior-year six-month period results. Direct operating expenses increased $0.1 million in each of the three and six months ended March 31, 2013 compared with prior-year periods as increased headcount to support growth resulted in higher compensation expenses. Allocated corporate costs increased $0.2 million and $0.3 million in the three- and six-month periods ended March 31, 2013, compared with the comparable prior-year periods. The In Vitro Diagnostics portion of the corporate allocation increased three basis points in fiscal 2013.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board related, that have not been fully allocated to the Medical Device and In Vitro Diagnostics segments. Corporate also includes expenses, such as litigation, which are not specific to a segment. Operating loss was $1.9 million and $1.7 million in the three months ended March 31, 2013 and 2012, respectively, and $3.6 million and $3.3 million in the six months ended March 31, 2013 and 2012, respectively. Compensation and benefit costs increased $0.6 million and $0.4 million in the three and six months ended March 31, 2013, compared with the comparable prior-year periods primarily from increased headcount and recruiting expenses associated with the hiring of our new Chief Financial Officer. Outside service costs increased $0.1 million and $0.3 million in the three and six months ended March 31, 2013 compared with the same prior-year periods primarily from higher professional services and consulting costs as well as increased legal costs associated with our patent portfolio. These expenses were partially offset by decreased administrative expenses of $0.1 million in each of the three and six months ended March 31, 2013 as compared with the prior-year periods primarily from the reduction in the number of Board members in fiscal 2013.

Liquidity and Capital Resources

As of March 31, 2013, we had working capital of $42.3 million, an increase of $9.2 million from September 30, 2012. Our cash, cash equivalents and available-for-sale securities totaled $63.2 million at March 31, 2013, an increase of $5.1 million from $58.1 million at September 30, 2012. The increase in cash resulted from cash generated by our first six months of operating results as well as $2.3 million of proceeds received from the sale of two strategic investments.

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

We do not have any credit agreements and believe that our existing cash, cash equivalents and available-for-sale securities, which totaled $63.2 million as of March 31, 2013, together with cash flow from operations, will provide liquidity sufficient to meet the below stated needs and fund our operations for the remainder of fiscal 2013. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms. Our anticipated liquidity needs for the remainder of fiscal 2013 may include, but are not limited to, the following: general capital expenditures in the range of $1.2 million to $1.8 million, any amounts associated with the repurchase of common stock under the 2013 authorization discussed below of which $7.6 million is remaining; and obligations remaining after the Pharma Sale, including indemnification obligations to Evonik related to contingent consideration payments.

Operating Activities. We had cash flows from operating activities from continuing operations of $6.8 million in the first six months of fiscal 2013, compared with $6.2 million in the first six months of fiscal 2012. The increase compared with prior-year results reflected increased net income as well as stronger cash generated by accounts receivable and lower cash disbursements related to accounts payable and accrued liabilities. Our increased net income also resulted in a use of cash for income taxes in fiscal 2013 compared with a source of cash in fiscal 2012.

Investing Activities. We invested $1.2 million in property and equipment in the first six months of fiscal 2013, compared with $0.3 million in the prior-year period. The property and equipment investment in the first six months of fiscal 2013 is higher than our investment in the first six months of fiscal 2012 as the Company increased spending principally on building improvements of $0.4 million, laboratory and production related equipment of $0.7 million and computer equipment and software of $0.1 million. We anticipate spending in the remaining quarters of fiscal 2013 to increase. We received cash proceeds aggregating $2.3 million from the sales of our Vessix and OctoPlus strategic investments in the six months ended March 31, 2013. In the first six months of fiscal 2012 we received cash from our discontinued operations, associated with the Pharma Sale, which totaled $28.2 million.

Financing Activities. In January 2013, our Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock through open-market purchases, private transactions, block trades, accelerated share repurchase transactions, tender offers, or by any combination of such methods. During the three and six months ended March 31, 2013 we repurchased 105,907 shares for an aggregate of $2.7 million at an average price of $25.32 per share. As of March 31, 2013, $7.6 million remains available for future share repurchases. The repurchase authorization does not have a fixed expiration date.

Discontinued Operations. Our Pharmaceuticals discontinued operation used cash in operating activities of $0.1 million and $1.6 million in the six months ended March 31, 2013 and 2012, respectively. Cash used in discontinued operations in the current year related to payments to settle the City of Birmingham job incentive obligation and other accrued balance payments offset by collection of remaining accounts receivable balances. Cash used in operating activities of $1.6 million in fiscal 2012 related to the operating costs of the business for two months prior to the Pharma Sale. Cash provided by investing activities of $29.8 million in the first six months of fiscal 2012 related principally to proceeds received from the Pharma Sale. Cash generated from financing activities of $0.1 million in the first six months of fiscal 2013 and cash used in financing activities of $28.2 million in the first six months of fiscal 2012 related to transfers of cash from or to the continuing operations of the Company and consisted of cash used principally to settle the City of Birmingham job incentive obligation in fiscal 2013 and cash proceeds from the Pharma Sale in fiscal 2012.

Customer Concentrations. Our licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic, Inc. (“Medtronic”) was our largest customer comprising 19% of total revenue for fiscal 2012 and continues to be our most significant customer in fiscal 2013. Medtronic has several separately licensed products that generate royalty revenue for SurModics, none of which represented more than 6% of SurModics’ total revenue for fiscal 2012. No other individual customer using licensed technology constitutes more than 10% of SurModics’ total revenue in fiscal 2012.

Off-Balance Sheet Arrangements

As of March 31, 2013, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning our growth strategy, including our ability to sign new license agreements and broaden our hydrophilic coatings royalty revenue, product development programs, various milestone achievements, research and development expenses, future cash flow and sources of funding, short-term liquidity requirements, future property and equipment investment levels, the impact of potential lawsuits or claims, and the impact of Medtronic, as well as other significant customers, including new diagnostic kit customers. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent the Company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments consist principally of U.S. government and government agency obligations, mortgage-backed securities and investment-grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $0.7 million decrease in the fair value of the Company’s available-for-sale securities as of March 31, 2013, but no material impact on the results of operations or cash flows.

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

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation and because the material weakness previously disclosed in our Annual Report on Form 10-K filed with the SEC on December 14, 2012 had not been remediated as of March 31, 2013, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013.

The Company has reviewed its internal control procedures related to the evaluation of non-routine events or transactions and has developed additional control procedures to address the material weakness. However, these additional control procedures have not operated for an appropriate amount of time to determine their operational effectiveness and, as such, the Company has determined that the material weakness has not been remediated as of March 31, 2013. The Company expects it will require multiple quarters to assess and conclude on the operational effectiveness of the additional control procedures. The Company anticipates remediation of this material weakness will be completed, at the earliest, when the Company finalizes and files its fiscal 2013 Form 10-K.

Changes in Internal Controls

Other than efforts to remediate the material weakness noted above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously reported, including most recently under “Item 4 — Controls and Procedures” in our quarterly report on Form 10-Q for the quarter ended December 31, 2012, management concluded that our internal control over financial reporting was not effective because the previously disclosed material weakness arising from a deficiency in controls with respect to the evaluation of non-routine events or transactions had not yet been remediated. Management continued to work on remediating this material weakness through the quarter ended March 31, 2013, and will continue to enhance the processes and controls related to evaluating non-routine events or transactions.

We have implemented the following changes in processes and controls within our accounting function in fiscal 2012 with further enhancements to the controls in fiscal 2013:

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Other than as described in Note 15 to the unaudited interim condensed consolidated financial statements, there have been no material developments in the legal proceedings previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2012.

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

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2013, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
1/1/13 — 1/31/13	0	NA	0	$10,311,306
2/1/13 — 2/28/13	81,407	$25.19	81,407	$8,260,782
3/1/13 — 3/31/13	25,960	$25.79	24,500	$7,630,054

Total	107,367	$25.33	105,907	$7,630,054

(1)	The purchases in this column included shares repurchased as part of our publicly announced program and in addition included 1,460 shares repurchased by the Company to satisfy tax withholding obligations in connection with “stock swap exercises” related to the vesting of employee restricted stock awards.
(2)	On May 7, 2012, our Board of Directors authorized the repurchase of up to $50.0 million of our outstanding common stock. On January 28, 2013, our Board of Directors authorized the repurchase of up to an additional $10.0 million of our outstanding common stock. As of March 31, 2013, pursuant to the May 2012 authorization, we had used the entire amount authorized. Under the January 2013 authorization, the Company has $7.6 million available for future share repurchases as of March 31, 2013. The repurchase authorization does not have a fixed expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The unaudited interim condensed consolidated balance sheets included in this Form 10-Q have been corrected to reflect a $1.2 million adjustment to increase the carrying value of the Company’s strategic investments, included in other assets, net, total assets, retained earnings and total stockholders’ equity. This adjustment corrects and reduces an other-than-temporary impairment charge recognized in the fiscal year ended September 30, 2010, which was previously recorded during the fiscal fourth quarter ended September 30, 2010. The original other-than-temporary impairment charge did not sufficiently consider information available to the Company prior to the issuance of the Company’s financial statements for the fiscal year ended September 30, 2010. Specifically, the impact of consideration to be received from the proposed sale of a subsidiary of a strategic investment to an unrelated third party had not been considered in evaluating the value of the strategic investment. Management has evaluated the amount and nature of the adjustment and concluded that it is not material to either the previously reported annual or quarterly financial statement results of operations, total assets or stockholders’ equity. Likewise, the Company expects to correct previously presented historical financial statements in future filings, including the annual financial statements to be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

For the fiscal year ended September 30, 2010, the correction increased income from continuing operations and decreased net loss by $1.2 million. There was no tax impact from this correction as the original other-than-temporary impairment charge included recognition of a tax valuation allowance which was reversed with this adjustment. There will be no impact on income from continuing operations in any of the other periods to be presented in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013. The September 30, 2012 balance sheet to be presented therein has been corrected in this filing.

Item 6. Exhibits

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837.

3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 – incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q for SurModics, Inc. for the quarterly period ended March 31, 2013, filed on May 10, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2013	SurModics, Inc.

	By:	/s/ Andrew D.C. LaFrence
Andrew D.C. LaFrence
Vice President of Finance and
Chief Financial Officer
(duly authorized signatory and principal financial officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2013

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