Form 10-Q
period 2013-06-30
SURMODICS INC
filed 2013-08-02
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of August 1, 2013 was 14,273,121.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SurModics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2013	2012
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,711	$15,540
Available-for-sale securities	10,723	14,117
Accounts receivable, net of allowance for doubtful accounts of $40 as of June 30, 2013 and September 30, 2012, respectively	4,736	5,069
Inventories	3,210	3,524
Deferred tax assets	188	219
Prepaids and other	1,720	603
Current assets of discontinued operations	45	883

Total Current Assets	38,333	39,955
Property and equipment, net	12,870	13,610
Available-for-sale securities	31,694	28,433
Deferred tax assets	6,000	5,806
Intangible assets, net	3,874	4,430
Goodwill	8,010	8,010
Other assets, net	3,145	4,075

Total Assets	$103,926	$104,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$736	$1,657
Accrued liabilities:
Compensation	1,933	2,319
Accrued other	872	1,066
Deferred revenue	44	47
Other current liabilities	89	170
Current liabilities of discontinued operations	125	1,640

Total Current Liabilities	3,799	6,899
Deferred revenue, less current portion	171	185
Other long-term liabilities	1,917	2,247

Total Liabilities	5,887	9,331

Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 14,273,121 and 14,656,806 shares issued and outstanding, respectively	714	733
Additional paid-in capital	10,007	18,346
Accumulated other comprehensive (loss) income	(32)	40
Retained earnings	87,350	75,869

Total Stockholders’ Equity	98,039	94,988

Total Liabilities and Stockholders’ Equity	$103,926	$104,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Revenue:
Royalties and license fees	$7,827	$7,104	$22,294	$19,997
Product sales	5,577	5,748	16,688	15,449
Research and development	885	1,107	2,853	2,639

Total revenue	14,289	13,959	41,835	38,085

Operating costs and expenses:
Product costs	1,990	2,251	5,894	5,456
Research and development	4,009	3,503	11,145	10,653
Selling, general and administrative	4,052	3,412	11,552	10,272

Total operating costs and expenses	10,051	9,166	28,591	26,381

Operating income from continuing operations	4,238	4,793	13,244	11,704

Other income (loss):
Investment income, net	60	137	187	418
Impairment loss on strategic investments	—	—	(129)	(804)
Other income, net	2	2	1,460	172

Other income (loss)	62	139	1,518	(214)

Income from continuing operations before income taxes	4,300	4,932	14,762	11,490
Income tax provision	(1,122)	(1,758)	(3,916)	(4,215)

Income from continuing operations	3,178	3,174	10,846	7,275

Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(47)	(30)	635	1,231
Loss on sale of discontinued operations, net of income taxes	—	(82)	—	(1,015)

(Loss) income from discontinued operations	(47)	(112)	635	216

Net income	$3,131	$3,062	$11,481	$7,491

Basic income (loss) per share:
Continuing operations	$0.22	$0.18	$0.74	$0.42
Discontinued operations	0.00	(0.01)	0.04	0.01
Net income	$0.22	$0.17	$0.79	$0.43
Diluted income (loss) per share:
Continuing operations	$0.22	$0.18	$0.73	$0.41
Discontinued operations	0.00	(0.01)	0.04	0.01
Net income	$0.21	$0.17	$0.77	$0.43
Weighted average number of shares outstanding:
Basic	14,413	17,528	14,563	17,505
Diluted	14,739	17,647	14,823	17,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(In thousands)	(Unaudited)		(Unaudited)
Net income	$3,131	$3,062	$11,481	$7,491
Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains on available-for-sale securities arising during the period	(158)	44	158	401
Reclassification adjustment for realized gains included in net income	(1)	(2)	(230)	(109)

Other comprehensive (loss) income	(159)	42	(72)	292

Comprehensive income	$2,972	$3,104	$11,409	$7,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,
	2013	2012
(in thousands)	(Unaudited)
Operating Activities:
Net income	$11,481	$7,491
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Income from discontinued operations	(635)	(1,231)
Loss on sale of discontinued operations	—	1,015
Depreciation and amortization	2,174	2,214
Stock-based compensation	1,983	2,189
Deferred taxes	34	(548)
Gain on sale of available-for-sale securities and strategic investments	(1,460)	(172)
Impairment loss on strategic investments	129	804
Amortization of premium on held-to-maturity securities	—	31
Reduction of tax benefit from stock-based compensation plans	252	—
Other	—	48
Change in operating assets and liabilities:
Accounts receivable	333	(793)
Inventories	314	(82)
Prepaids and other	(305)	(168)
Accounts payable and accrued liabilities	(876)	(3,445)
Income taxes	(1,520)	4,632

Net cash provided by operating activities from continuing operations	11,904	11,985

Investing Activities:
Purchases of property and equipment	(1,448)	(429)
Purchases of available-for-sale securities	(34,599)	(35,420)
Sales and maturities of available-for-sale securities	34,487	35,203
Maturities of held-to-maturity securities	—	3,000
Cash received from sale of strategic investments	2,286	—
Cash (transferred to) received from discontinued operations	(118)	28,304

Net cash provided by investing activities from continuing operations	608	30,658

Financing Activities:
Reduction of tax benefit from stock-based compensation plans	(252)	—
Issuance of common stock	273	280
Repurchase of common stock	(10,323)	—
Purchase of common stock to pay employee taxes	(39)	(272)

Net cash (used in) provided by financing activities from continuing operations	(10,341)	8

Net cash provided by continuing operations	2,171	42,651

Discontinued Operations:
Net cash used in operating activities	(118)	(1,513)
Net cash provided by investing activities	—	29,817
Net cash provided by (used in) financing activities	118	(28,304)

Net cash provided by discontinued operations	—	—

Net change in cash and cash equivalents	2,171	42,651
Cash and Cash Equivalents:
Beginning of period	15,540	23,217

End of period	$17,711	$65,868

Supplemental Information:
Cash paid for income taxes	$5,257	$389
Noncash transactions – acquisition of property and equipment on account	$19	$8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended June 30, 2013

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results of SurModics, Inc. and subsidiaries (“SurModics” or the “Company”) for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three and nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire 2013 fiscal year.

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

On November 1, 2011, the Company entered into a definitive agreement (the “Purchase Agreement”) to sell substantially all of the assets of its wholly-owned subsidiary, SurModics Pharmaceuticals, to Evonik Degussa Corporation (“Evonik”). Under the terms of the Purchase Agreement, the entire portfolio of products and services of SurModics Pharmaceuticals, including the Company’s Current Good Manufacturing Practices (“cGMP”) development and manufacturing facility located in Birmingham, Alabama, were sold. The Company retained all accounts receivable and the majority of liabilities associated with SurModics Pharmaceuticals incurred prior to closing. The sale (the “Pharma Sale”) closed on November 17, 2011. The total consideration received from the Pharma Sale was $30.0 million in cash. As part of the Pharma Sale, SurModics agreed not to compete in the restricted business (as defined in the Purchase Agreement) for a period of five years and to indemnify Evonik against specified losses in connection with SurModics Pharmaceuticals, including certain contingent consideration obligations related to the acquisition by SurModics Pharmaceuticals of the portfolio of intellectual property and drug delivery projects from PR Pharmaceuticals, Inc. (“PR Pharma”). SurModics retained responsibility for repayment obligations related to an agreement with various governmental authorities associated with creation of jobs in Alabama. These obligations were settled or terminated in the second and third quarters of fiscal 2013 with payments totaling $325,000 repaid to the governmental authorities and a gain of $1.3 million recognized in the nine months ended June 30, 2013. The foregoing summary of the Purchase Agreement is qualified in its entirety by reference to the full text of the Purchase Agreement, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 7, 2011. Refer to the Purchase Agreement for more details on the Pharma Sale.

The following is a summary of the operating results of SurModics Pharmaceuticals discontinued operations for the three and nine months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Total revenue	$—	$—	$—	$5,311

Income from discontinued operations	$136	$—	$1,151	$2,309
Income tax provision	(183)	(30)	(516)	(1,078)

(Loss) income from discontinued operations, net of income taxes	$(47)	$(30)	$635	$1,231

Loss on sale of discontinued operations	$—	$(57)	$—	$(1,691)
Income tax (provision) benefit	—	(25)	—	676

Loss on sale of discontinued operations, net of income taxes	$—	$(82)	$—	$(1,015)

The major classes of assets and liabilities of discontinued operations as of June 30, 2013 and September 30, 2012 were as follows (in thousands):

	June 30,	September 30,
	2013	2012
Accounts receivable, net	$—	$283
Other current assets	45	600

Current assets of discontinued operations	45	883

Total assets of discontinued operations	$45	$883

Other current liabilities payable	$125	$1,640

Current liabilities of discontinued operations	125	1,640

Total liabilities of discontinued operations	$125	$1,640

As part of the Pharma Sale, the Company recorded a loss on the sale in the first nine months of fiscal 2012 of $1.7 million ($1.0 million net of income tax benefit), which was principally related to transaction closing costs. The loss is included in “Loss on sale of discontinued operations, net of income taxes” in the condensed consolidated statements of income.

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

On April 17, 2013, the Company entered into a termination agreement with the State of Alabama which resulted in the Company terminating its requirement to repay the $0.2 million retained liability related to creation of jobs in Alabama. The Company recorded a gain in discontinued operations of $0.2 million before taxes in the third quarter of fiscal 2013 related to this termination agreement.

The assets and liabilities of discontinued operations as of June 30, 2013 are based on accruals associated with the Southern Research Institute (“SRI”) litigation matter and a related deferred tax asset balance. See Note 15 for further discussion of the SRI litigation matter.

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

There were no Level 3 assets at June 30, 2013, March 31, 2013, September 30, 2012, June 30, 2012 or March 31, 2012 and there was no Level 3 activity during the first nine months of fiscal 2013 or the third quarter of fiscal 2012.

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company did not significantly change its valuation techniques from prior periods.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of June 30, 2013
Assets:
Cash equivalents	$—	$6,902	$—	$6,902
Available-for-sale debt securities:
U.S. government and government agency obligations	—	28,185	—	28,185
Mortgage-backed securities	—	5,222	—	5,222
Municipal bonds	—	3,299	—	3,299
Asset-backed securities	—	1,614	—	1,614
Corporate bonds	—	4,097	—	4,097

Total assets measured at fair value	$—	$49,319	$—	$49,319

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Nine Months Ended June 30, 2012 Available-for-Sale Debt Securities
	Mortgage- Backed Securities	Asset- Backed Securities	Total
Balance at September 30, 2011	$15	$9	$24
Transfers into Level 3	—	—	—
Transfers out of Level 3	(15)	(9)	(24)
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	—	—	—
Purchases, issuances, sales and settlements, net	—	—	—

Balance at June 30, 2012	$—	$—	$—

5. Investments

Investments consist principally of U.S. government and government agency obligations, mortgage-backed securities and corporate and municipal debt securities and are classified as available-for-sale at June 30, 2013 and September 30, 2012. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from the condensed consolidated statements of income and reported in the condensed consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the condensed consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income (loss). This adjustment results in a new cost basis for the investment. Investments for which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in other income (loss). Realized gains and losses from the sales of debt securities, which are included in other income (loss), are determined using the specific identification method.

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities as of June 30, 2013 and September 30, 2012 were as follows (in thousands):

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$28,260	$15	$(90)	$28,185
Mortgage-backed securities	5,180	92	(50)	5,222
Municipal bonds	3,288	17	(6)	3,299
Asset-backed securities	1,622	—	(8)	1,614
Corporate bonds	4,115	12	(30)	4,097

Total	$42,465	$136	$(184)	$42,417

	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$28,641	$213	$—	$28,854
Mortgage-backed securities	2,896	129	(26)	2,999
Municipal bonds	3,178	35	—	3,213
Asset-backed securities	613	—	(15)	598
Corporate bonds	6,858	28	—	6,886

Total	$42,186	$405	$(41)	$42,550

As of June 30, 2013, the Company concluded that the unrealized losses related to the available-for-sale securities shown above were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of their amortized cost.

The amortized cost and fair value of investments by contractual maturity at June 30, 2013 were as follows (in thousands):

	Amortized Cost	Fair Value
Debt securities due within:
One year	$10,712	$10,723
One to five years	25,080	25,000
Five years or more	6,673	6,694

Total	$42,465	$42,417

The following table summarizes sales of available-for-sale securities (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Proceeds from sales	$8,507	$649	$34,487	$35,203
Gross realized gains	$6	$3	$171	$174
Gross realized losses	$(4)	$(1)	$(4)	$(2)

6. Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components (in thousands):

	June 30,	September 30,
	2013	2012
Raw materials	$1,234	$1,479
Finished products	1,976	2,045

Total	$3,210	$3,524

7. Other Assets

Other assets consist principally of strategic investments as follows (in thousands):

	June 30,	September 30,
	2013	2012
OctoPlus N.V.	$—	$718
Nexeon MedSystems, Inc.	29	29
CeloNova BioSciences, Inc.	1,500	1,500
ThermopeutiX, Inc.	1,185	1,185
ViaCyte, Inc.	429	559
Other	2	84

Other assets, net	$3,145	$4,075

The Company accounts for all of its strategic investments under the cost method as of June 30, 2013. The Company accounted for its investment in OctoPlus common stock, whose shares were traded on the Euronext Amsterdam Stock Exchange, as an available-for-sale investment. Available-for-sale investments are reported at fair value with unrealized gains and losses, net of tax, reported in the condensed consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the condensed consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings, recorded in the other income section of the condensed consolidated statements of income, and which result in a new cost basis for the investment. The cost basis in the Company’s investment in OctoPlus was $0.9 million as of September 30, 2012. In October 2012, OctoPlus received a tender offer from Dr. Reddy’s Laboratories Ltd. to purchase all issued and outstanding ordinary shares of OctoPlus at an offer price of €0.52 per share. In the second quarter of fiscal 2013, the Company sold its investment and recorded a pre-tax gain of approximately $0.1 million.

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

The Company has invested a total of $1.2 million in ThermopeutiX, Inc. (“ThermopeutiX”), a California-based early stage company developing novel medical devices for the treatment of vascular and neurovascular diseases. In addition to the investment, SurModics has licensed its hydrophilic and hemocompatible coating technologies to ThermopeutiX for use with its devices. The Company’s investment in ThermopeutiX, which is accounted for under the cost method, represents an ownership interest of less than 20%. The Company does not exert significant influence over ThermopeutiX’s operating or financial activities.

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

The Company has invested a total of $2.5 million in Vessix Vascular, Inc. (“Vessix”) and recognized an impairment loss on this investment totaling $2.4 million in fiscal 2010, based on market valuations and a pending financing round for Vessix. Vessix was purchased by Boston Scientific Corporation in November 2012. The Company recorded a gain of approximately $1.2 million in other income, net, on the sale of this investment in the first quarter of fiscal 2013. Total potential maximum additional proceeds of $4.2 million may be received in the remainder of fiscal 2013 through fiscal 2017 depending on Vessix’s achievement of future milestones. No amounts have been recorded associated with these future milestones given the level of uncertainty that exists. Any potential additional income will be recognized once the milestones are achieved.

The Company recognized revenue of less than $0.1 million for the three months ended June 30, 2013 and 2012 and for the nine months ended June 30, 2012, from activity with companies in which it had a strategic investment. The Company recognized revenue of $0.1 million for the nine months ended June 30, 2013, from activity with companies in which it had a strategic investment.

8. Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer relationships, licenses and trademarks. For the three months ended June 30, 2013 and 2012, the Company recorded amortization expense of $0.2 million for each period. For the nine months ended June 30, 2013 and 2012, the Company recorded amortization expense of $0.6 million for each period.

Intangible assets consisted of the following (in thousands):

	June 30, 2013
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(3,139)	$1,718
Core technology	8.0	530	(392)	138
Patents and other	16.8	2,256	(818)	1,438

Subtotal		7,643	(4,349)	3,294
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(4,349)	$3,874

	September 30, 2012
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(2,734)	$2,123
Core technology	8.0	530	(343)	187
Patents and other	16.8	2,256	(716)	1,540

Subtotal		7,643	(3,793)	3,850
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(3,793)	$4,430

Based on the intangible assets in service as of June 30, 2013, estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

Remainder of 2013	$186
2014	742
2015	731
2016	594
2017	183
2018	137

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

The $8.0 million of goodwill at June 30, 2013 and September 30, 2012 is related to the In Vitro Diagnostics reporting unit and represents the gross value from the acquisition of BioFX Laboratories, Inc. in 2007. The goodwill was not impaired based on the outcome of the fiscal 2012 annual impairment test, and there have been no events or circumstances that have occurred in fiscal 2013 to indicate that the goodwill may be impaired.

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

	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012
Product costs	$7	$5	$17	$31
Research and development	54	71	141	453
Selling, general and administrative	684	580	1,825	1,705

Total	$745	$656	$1,983	$2,189

As of June 30, 2013, approximately $4.0 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.7 years. The unrecognized compensation costs above include $1.3 million based on payout levels associated with performance share awards that are currently anticipated to be fully expensed because the performance conditions are expected to be met at or above target levels.

Stock Option Awards

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. No stock options were granted during the three months ended June 30, 2013. The weighted average per share fair value of stock options granted during the three months ended June 30, 2012 was $5.94. The weighted average per share fair values of stock options granted during the nine months ended June 30, 2013 and 2012 were $8.69 and $5.24, respectively. The assumptions used as inputs in the model were as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012
Risk-free interest rates	N/A	0.7%	0.6%	0.8%
Expected life (years)	N/A	4.8	4.8	4.8
Expected volatility	N/A	48.6%	49.2%	49.6%
Dividend yield	N/A	0.0%	0.0%	0.0%

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

Non-qualified stock options are granted at fair market value on the grant date. Non-qualified stock options expire in seven to ten years or upon termination of employment or service as a Board member. Non-qualified stock options granted generally become exercisable with respect to 25% of the shares on each of the first four anniversaries following the grant date.

The total pre-tax intrinsic value of options exercised during the three and nine months ended June 30, 2013 was $26,000 and $51,000, respectively. There were no stock options exercised during the three months ended June 30, 2012. The total pre-tax intrinsic value of options exercised during the nine months ended June 30, 2012 was $49,000. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period end.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance, these shares are considered to be non-vested shares. The Restricted Stock is released to the key employees if they are employed by the Company at the end of the vesting period. Compensation has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. The stock-based compensation table above includes Restricted Stock expenses recognized related to these awards, which totaled less than $0.1 million during the three and nine months ended June 30, 2013 and less than $0.1 million and $0.2 million during the three and nine months ended June 30, 2012, respectively.

Performance Share Awards

The Company has entered into performance share agreements with certain key employees, covering the issuance of common stock (“Performance Shares”). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives, which must be achieved during the performance period. Performance objectives selected by the Organization and Compensation Committee of the Board of Directors (the “Committee”) were cumulative earnings per share and cumulative revenue for the three-year performance periods for fiscal 2011 beginning on October 1, 2010 and ending on September 30, 2013 (68,533 shares at target), for fiscal 2012 beginning on October 1, 2011 and ending on September 30, 2014 (62,497 shares at target), and for fiscal 2013 beginning on October 1, 2012 and ending on September 30, 2015 (42,753 shares at target). Assuming that the minimum performance level is attained, the number of shares that may actually vest will vary based on performance from 20% (minimum) to 200% (maximum). Shares will be issued to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. Compensation is recognized in each period based on management’s best estimate of the achievement level of the specified performance objectives for Performance Shares. For the three and nine months ended June 30, 2013, the Company recognized expenses of $0.3 million and $0.9 million, respectively, related to probable achievement of performance objectives for Performance Shares. The Company recognized expenses of $0.4 million and $0.7 million related to probable achievement of performance objectives for Performance Shares for the three and nine months ended June 30, 2012, respectively. The stock-based compensation table above includes the Performance Shares expenses.

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of June 30, 2013 and 2012, there were $0.1 million and less than $0.1 million, respectively, of employee contributions in each period included in accrued liabilities in the condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three months ended June 30, 2013 and 2012 totaled less than $0.1 million in each period. Stock compensation expense recognized related to the Stock Purchase Plan for the nine months ended June 30, 2013 and 2012 totaled $0.1 million for each period. The stock-based compensation table above includes the Stock Purchase Plan expenses.

Restricted Stock Units

On December 12, 2012, the Company awarded 11,776 restricted stock units (“RSU”) under the 2009 Equity Incentive Plan to directors. The RSU awards vest annually at a rate of 33%. RSU awards are not considered issued or outstanding common stock of the Company until they vest. The estimated fair value of the RSU awards was calculated based on the closing market price of SurModics’ common stock on the date of grant. Compensation has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. Directors can also elect to receive their annual fees for services to the Board in RSUs. Certain directors elected this option beginning on January 1, 2013 which has resulted in 3,994 units issued with a total value of $92,000. These RSUs are fully vested. The stock-based compensation table above includes RSU expenses recognized related to these awards, which totaled less than $0.1 million and $0.1 million for the three and nine months ended June 30, 2013, respectively.

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

The following table sets forth the components of the basic and diluted income per share computations (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income from continuing operations available to common shareholders	$3,178	$3,174	$10,846	$7,275

Basic weighted average shares outstanding	14,413	17,528	14,563	17,505
Dilutive effect of outstanding stock options, non-vested restricted stock, restricted stock units and performance shares	326	119	260	88

Diluted weighted average shares outstanding	14,739	17,647	14,823	17,593

The calculation of weighted average diluted shares outstanding excludes outstanding common stock options associated with the right to purchase 0.3 million and 0.7 million shares for the three months ended June 30, 2013 and 2012, respectively, and 0.5 million and 0.7 million shares for the nine months ended June 30, 2013 and 2012, respectively, as their inclusion would have had an antidilutive effect on diluted income per share.

12. Income Taxes

The Company recorded income tax provisions associated with income from continuing operations of $1.1 million and $1.8 million for the three months ended June 30, 2013 and 2012, respectively, representing effective tax rates of 26.1% and 35.6%, respectively. The Company recorded income tax provisions associated with income from continuing operations of $3.9 million and $4.2 million for the nine months ended June 30, 2013 and 2012, respectively, representing effective tax rates of 26.5% and 36.7%, respectively. The difference between the U.S. federal statutory tax rate of 35.0% and the Company’s effective tax rate for the three and nine months ended June 30, 2013 and 2012 reflects the impact of state income taxes, permanent tax items and discrete tax benefits of $0.2 million and $0.8 million for the three and nine months ended June 30, 2013, respectively. Discrete tax items primarily relate to capital loss carrybacks, the January 2013 signing of the American Taxpayer Relief Act of 2012 which retroactively reinstated the U.S. R&D tax credit to the beginning of calendar 2012 and the finalization of fiscal 2012 income tax liabilities upon the filing of fiscal 2012 federal and state income tax returns. The nine months ended June 30, 2013 also reflects the impact of strategic asset gains, an other-than-temporary impairment of a strategic asset, available-for-sale investment portfolio capital gains and net reversal of deferred tax asset valuation allowances.

The Company recorded an income tax expense from discontinued operations of $0.2 million and $0.5 million for the three and nine months ended June 30, 2013, respectively. The Company recorded an income tax expense from discontinued operations of less than $0.1 million and $1.1 million for the three and nine months ended June 30, 2012, respectively. The Company recorded an income tax expense of less than $0.1 million and an income tax benefit of $0.7 million from the sale of discontinued operations for the three and nine months ended June 30, 2012, respectively. The effective tax rate applied to discontinued operations was 134.6% and 44.8% for the three and nine months ended June 30, 2013, respectively. The effective tax rate applied to discontinued operations was 96.5% and 65.0% for the three and nine months ended June 30, 2012, respectively.

The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of June 30, 2013 and September 30, 2012, respectively, are $1.4 million for each period. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months with the above balances classified on the condensed consolidated balance sheets in other long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax return for fiscal 2010 in the first quarter of fiscal 2012. The IRS completed its examination in the third quarter of fiscal 2012 and a payment was made in the fourth quarter of fiscal 2012 associated with a timing adjustment. U.S. income tax returns for years prior to fiscal 2010 are no longer subject to examination by federal tax authorities. Tax returns for state and local jurisdictions for fiscal years 2004 through 2012 remain subject to examination by state and local tax authorities.

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

Amounts reclassified out of AOCI totaled $0.3 million on a pre-tax basis for the nine months ended June 30, 2013. The amounts reclassified out of AOCI are associated with unrealized gains on available-for-sale securities that were realized on the sale of the securities and are presented in other income, net in the condensed consolidated statements of income.

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

The tables below present segment revenue, operating income from continuing operations and depreciation and amortization, as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Medical Device	$10,591	$10,269	$30,857	$27,889
In Vitro Diagnostics	3,698	3,690	10,978	10,196

Total revenue	$14,289	$13,959	$41,835	$38,085

Operating income (loss):
Medical Device	$5,223	$5,173	$15,848	$13,226
In Vitro Diagnostics	915	1,070	2,933	3,246

Total segment operating income	6,138	6,243	18,781	16,472
Corporate	(1,900)	(1,450)	(5,537)	(4,768)

Total operating income from continuing operations	$4,238	$4,793	$13,244	$11,704

Depreciation and amortization:
Medical Device	$319	$355	$947	$1,073
In Vitro Diagnostics	216	193	649	582
Corporate	193	186	578	559

Total depreciation and amortization	$728	$734	$2,174	$2,214

The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board of Directors related, that have not been fully allocated to the Medical Device and In Vitro Diagnostics segments. Corporate also includes expenses, such as litigation, which are not specific to a segment and thus not allocated to the segments.

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

Southern Research Institute (“SRI”) Litigation. On July 31, 2009, the Company’s SurModics Pharmaceuticals subsidiary was named as a defendant in litigation pending in the circuit court of Jefferson County, Alabama, between SRI and two of SRI’s former employees (the “Plaintiffs”). In the litigation, the Plaintiffs allege that they contributed to or invented certain intellectual property while they were employed at SRI, and pursuant to SRI’s policies then in effect, they are entitled to, among other things, a portion of the purchase price consideration paid by the Company to SRI as part of the Company’s acquisition of SurModics Pharmaceuticals pursuant to a stock purchase agreement made effective on July 31, 2007 (the “Stock Purchase Agreement”). The Plaintiffs have also alleged that they are entitled to a portion of the intellectual property income derived from license agreements with certain customers of SurModics Pharmaceuticals that make use of patents to which the Plaintiffs invented or contributed. A trial has not yet been scheduled. Based on the facts known to date, the Company has recorded a $100,000 expense in discontinued operations for the nine months ended June 30, 2013. The Company has not recorded additional accruals as the probability of the outcome is currently not determinable and any potential loss is not estimable. The Company believes that it has meritorious defenses to the Plaintiff’s claims and will vigorously defend and prosecute this matter. Following the Pharma Sale, the Company remains responsible for this litigation and has agreed to indemnify Evonik against certain losses, including those that may be incurred in connection with this litigation.

Pursuant to the Stock Purchase Agreement, the Company has certain rights of indemnification against losses (including without limitation, damages, expenses and costs) incurred as a result of the litigation. The Company has recorded cumulative unreimbursed legal expenses totaling $1.3 million as of June 30, 2013, related to this litigation, within selling, general and administrative expenses from continuing operations in the condensed consolidated statements of income. In June of 2011, the Company sued SRI in United States District Court for the District of Minnesota seeking a judicial declaration regarding the scope of the Company’s indemnification rights under the Stock Purchase Agreement. On April 17, 2013, the District Court entered a judgment in the Company’s favor requiring SRI to indemnify the Company for prior and future legal expenditures related to this matter. On July 30, 2013, the Company and SRI entered into a settlement and release agreement resolving the litigation relating to indemnification rights. The settlement and release agreement does not relate to claims for indemnification under the Stock Purchase Agreement for any substantive liability, judgment, or settlement in or related to the ongoing litigation in Alabama discussed above. The Company will receive payment of $1.0 million associated with the historical cumulative unreimbursed legal expenses and expects to recognize an expense offset of an equal amount in the fourth quarter ended September 30, 2013. Additionally, under the settlement and release agreement the Company will be reimbursed for 75% of the legal fees, costs and expenses that the Company may incur in the future in connection with the Alabama litigation that are not considered excessive. A description of the terms and conditions of the settlement and release agreement have been disclosed in a Current Report on Form 8-K filed by the Company on August 2, 2013.

InnoRx, Inc. In January 2005, the Company entered into a merger agreement whereby SurModics acquired all of the assets of InnoRx, Inc. (“InnoRx”), an early stage company developing drug delivery devices and therapies for the ophthalmology market. SurModics will be required to issue up to approximately 480,059 additional shares of its common stock to the stockholders of InnoRx upon the successful completion of the remaining development and commercial milestones involving InnoRx technology acquired in the transaction. The Company has not recorded any accrual for this contingency as of June 30, 2013 as the milestones have not been achieved and the probability of achievement is low.

PR Pharmaceuticals, Inc. In November 2008, SurModics Pharmaceuticals acquired certain contracts and assets of PR Pharma to enhance its portfolio of drug delivery technologies for the pharmaceutical and biotechnology industries. The Company agreed to indemnify Evonik, for a period of five years, for up to $2.5 million of contingent consideration obligations to the sellers of PR Pharma related to a future patent issuance milestone when it sold substantially all of the SurModics Pharmaceuticals assets to Evonik on November 17, 2011. The Company has not recorded any accrual for this contingency as of June 30, 2013 as the milestone has not been achieved and the probability of achievement is low.

16. Immaterial Restatement

The accompanying unaudited interim condensed consolidated financial statements reflect a $1.2 million adjustment to increase the carrying value of the Company’s strategic investments, included in other assets, net and stockholders’ equity in the prior period condensed consolidated balance sheet. This adjustment corrected and reduced an other-than-temporary impairment charge recognized in the fiscal year ended September 30, 2010, which was previously recorded during the fiscal fourth quarter ended September 30, 2010. The original other-than-temporary impairment charge did not sufficiently consider information available to the Company prior to the issuance of the Company’s financial statements for the fiscal year ended September 30, 2010. Specifically, the impact of consideration to be received from the proposed sale of a subsidiary of a strategic investment to an unrelated third party had not been considered in evaluating the value of the strategic investment. Management evaluated the amount and nature of the adjustment and concluded that it was not material to either the previously reported annual or quarterly financial statement results of operations, total assets or stockholders’ equity. Nonetheless, the Company has corrected the error associated with the historical balance sheet amounts included in this filing as follows (in thousands):

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

17. Subsequent Event

On July 29, 2013, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s outstanding common stock through open-market purchases, private transactions, block trades, accelerated share repurchase transactions, tender offers, or by any combination of such methods. This authorization does not have a fixed expiration date.

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

Overview

SurModics is a leading provider of surface modification and in vitro diagnostic technologies to the healthcare industry. For the nine months ended June 30, 2013, our overall business performance has been driven primarily by growth in our Medical Device hydrophilic coatings royalty revenue. The Medical Device segment has overcome the termination, in fiscal 2011, of Cordis Corporation’s exclusivity arrangement under one of its license agreements by entering into new license agreements and through continued expansion of activities with other Medical Device customers. We have continued to sign new license agreements in fiscal 2013 and broadened our hydrophilic coatings royalty stream which we believe will result in continued growth in the future.

Our In Vitro Diagnostics segment has also generated revenue growth in fiscal 2013 from our existing products, new product launches and the addition of new diagnostic test kit manufacturer customers. We anticipate continued product sales growth opportunities in the future.

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

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. For financial accounting and reporting purposes, we report our results for the two reportable segments as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device, with end markets that include coronary, peripheral, and neuro-vascular, and urology, among others, and (2) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications, with products that include protein stabilization reagents, substrates, antigens and surface coatings. We made this determination based on how we manage our operations and the information provided to our chief operating decision maker, who is our Chief Executive Officer.

We derive our revenue from three primary sources: (1) royalties and license fees from licensing our proprietary drug delivery and surface modification technologies and in vitro diagnostic formats to customers; the vast majority (typically in excess of 90%) of revenue in the “royalties and license fees” category is in the form of royalties; (2) the sale of reagent chemicals to licensees and the sale of stabilization products, antigens, substrates and surface coatings to the diagnostic and biomedical research markets; and (3) research and development fees generated on customer projects. Revenue fluctuates from quarter to quarter depending on, among other factors: our customers’ success in selling products incorporating our technologies; the seasonality of certain disease states (e.g., season flu outbreaks and impact on our In Vitro Diagnostic product sales) and patient biases regarding the timing of medical procedures; the timing of introductions of licensed products by customers; the timing of introductions of products that compete with our customers’ products; the number and activity level associated with customer development projects; the number and terms of new license agreements that are finalized; the value of reagent chemicals and other products sold to customers; and the timing of future acquisitions we complete, if any.

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

Our R&D activities are engaged in the exploration, discovery and application of technologies that solve meaningful problems in the diagnosis and treatment of disease. Our key R&D activities include efforts that support and expand our core offerings. These efforts include completing activities that support the development of our coating technologies that enhance drug-coated balloons. In the second quarter of fiscal 2013 we completed development activities and launched our next generation hydrophilic coating platform which is now commercially available under the tradename SereneTM (formerly referred to as Gen 5). We also launched in July 2013 a new in vitro diagnostic product, StabliZyme® Protein-Free Stabilizer, which focuses on stabilizing biomolecule activity in assay tests. Additional planned activities include initiation of surface modification experiments that improve medical device performance and developing chemistries to support molecular diagnostic applications.

For our internal R&D programs in our segments, we prioritize these programs based on a number of factors, including a program’s strategic fit, commercial impact, potential competitive advantage, technical feasibility, and the amount of investment required. The measures and metrics used to monitor a program’s progress vary based on the program, and typically include many of the same factors discussed above with respect to our customer R&D programs. We typically make decisions to continue or terminate a program based on research results (relative to the above measures and metrics) and other factors, including our own strategic and/or business priorities, and the amount of additional investment required.

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

Results of Operations – Three and Nine Months Ended June 30

Revenue. Revenue for the three and nine months ended June 30, 2013 and 2012 was as follows:

	Three months ended June 30,			Nine months ended June 30,
(Dollars in thousands)	2013	2012	Change	2013	2012	Change
Revenue:
Medical Device	$10,591	$10,269	3%	$30,857	$27,889	11%
In Vitro Diagnostics	3,698	3,690	—	10,978	10,196	8%

Total revenue	$14,289	$13,959	2%	$41,835	$38,085	10%

Medical Device. Medical Device revenue was $10.6 million in the quarter ended June 30, 2013, an increase of 3% compared with $10.3 million for the same prior-year quarter. Medical Device revenue was $30.9 million in the first nine months of fiscal 2013, an increase of 11% compared with $27.9 million for the same prior-year period. The increase in the total revenue for both the three and nine months ended June 30, 2013 was attributable to higher royalty revenue ($0.2 million and $2.2 million, respectively), product sales ($0.5 million in the nine months), license fees ($0.5 million and $0.1 million, respectively) and R&D revenue ($0.2 million in the nine months), partially offset by lower R&D revenue and product sales in the three months ended June 30, 2013 of $0.2 million each. The increase in royalty revenue and product sales revenue in the nine months ended June 30, 2013, resulted from continued growth in our hydrophilic coatings offerings as well as $0.6 million from a royalty revenue catch-up payment which impacted the nine months ended June 30, 2013.

In Vitro Diagnostics. In Vitro Diagnostics revenue was $3.7 million in the quarter ended June 30, 2013, increasing slightly from the prior-year quarter. In Vitro Diagnostics revenue was $11.0 million in the first nine months of fiscal 2013, an increase of 8% compared with $10.2 million for the prior-year period. The slight sales increase in the three months ended June 30, 2013, resulted from $0.2 million of higher sales of antigen and stabilization products where were offset by lower microarray slide sales when compared with the same prior-year period. The increase for the nine-month period was attributable to $0.6 million and $0.3 million of higher sales of antigens and stabilization products, respectively, offset partially by $0.2 million of lower microarray slide sales.

The following is a summary of major costs and expenses as a percent of total revenue:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Product costs	13.9%	16.1%	14.1%	14.3%
Research and development	28.1	25.1	26.6	28.0
Selling, general and administrative	28.4	24.4	27.6	27.0

Product costs. Product costs were 13.9% and 14.1% of total revenue in the three and nine months ended June 30, 2013, respectively, compared with 16.1% and 14.3% in the respective prior-year periods. Product gross margins were 64.3% and 64.7% in the three and nine months ended June 30, 2013, respectively, compared with 60.8% and 64.7% in the prior-year periods. The increase in product gross margins during the fiscal 2013 quarter is a result of higher manufacturing costs in fiscal 2012 as well as the current quarter product mix relative to the prior-year period’s product mix. On a nine-month basis, there were increases in product sales with higher gross margins (reagents and stabilization) as well as lower gross margin antigen products sold pursuant to a distributor arrangement. The combined effect resulted in the same product gross margins in the first nine months of fiscal 2013 compared with prior-year results.

Research and development expenses. R&D expenses were 28.1% and 26.6% of total revenue in the three and nine months ended June 30, 2013, respectively, compared with 25.1% and 28.0% in the respective prior-year periods. R&D expenses were $4.0 million for the three months ended June 30, 2013, an increase of 14%, compared with $3.5 million for the respective prior-year period. The increase was attributable to higher development expenses of $0.4 million principally associated with our drug-coated balloon platform and compensation and benefit costs of $0.2 million associated with increased headcount. There was a partial offset to expenses of $0.1 million during the fiscal 2013 quarter associated with lower levels of temporary staff. R&D expenses were $11.1 million for the first nine months of fiscal 2013, an increase of 5% compared with $10.6 million for the first nine months of fiscal 2012. The increase was primarily a result of $0.6 million of higher development expenses and $0.2 million of higher compensation and benefit costs in the first nine months of fiscal 2013 partially offset by $0.2 million of lower temporary worker costs. We expect R&D expense to run between 25% and 30% of total revenue on a quarterly basis. In addition, we expect R&D expenses to accelerate in the fourth quarter of fiscal 2013 and increase by at least 8% for the year ended September 30, 2013 as compared with the prior-year period.

Selling, general and administrative (SG&A) expenses. SG&A expenses were 28.4% and 27.6% of total revenue in the three and nine months ended June 30, 2013, respectively, compared with 24.4% and 27.0% in the respective prior-year periods. The SG&A expenses increase of $0.6 million in the three months ended June 30, 2013, or 19%, compared with the prior-year period was primarily attributable to $0.2 million of higher outside service costs and professional services expenses as well as $0.2 million of higher compensation and benefit expenses which included increased headcount. SG&A expenses increased $1.3 million in the nine months ended June 30, 2013, or 12%, compared with the prior-year period primarily from $0.6 million of higher compensation costs associated with increased headcount, $0.5 million of higher outside service expenses mainly from professional services costs including SRI litigation costs, $0.1 million from higher occupancy costs, including depreciation and utilities, and $0.1 million of higher marketing costs. These expenses are partially offset by $0.1 million of lower Board of Directors compensation and related expenses. The Company expects to recognize an expense offset of $1.0 million associated with historical cumulative unreimbursed legal expenses in the fourth quarter of fiscal 2013 related to a settlement and release agreement as discussed in Note 15 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Other income (loss). Major classifications of other income (loss) are as follows:

	Three months ended June 30,		Nine months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Investment income	$60	$137	$187	$418
Gain on sale of strategic investments	—	—	1,293	—
Other-than-temporary impairment of strategic investments	—	—	(129)	(804)
Other	2	2	167	172

Total other income (loss)	$62	$139	$1,518	$(214)

Other income (loss) was $0.1 million and $1.5 million in the three and nine months ended June 30, 2013, respectively, compared with $0.1 million and $(0.2) million for the respective prior-year periods.

Investment income decreased in the current-year periods compared with the prior-year periods as our average investable balances decreased following the $55 million share repurchase in September 2012, the completion of $10.3 million in share repurchases in fiscal 2013 and to a lesser extent from a decrease in yields on our investment balances.

The nine months ended June 30, 2013 included a gain of $1.2 million from the sale of our ownership interest in Vessix Vascular, Inc. (“Vessix”) as well as a $0.1 million gain from the sale of our ownership interest in OctoPlus, N.V.

In the nine months ended June 30, 2013, we recorded a $0.1 million other-than-temporary impairment loss related to our investment in ViaCyte, Inc. In the nine months ended June 30, 2012, we recorded a $0.8 million other-than-temporary impairment loss on our investment in OctoPlus, based on a significant decline in the stock price of OctoPlus and length of time during fiscal 2012 when the stock price had been trading below its previous cost basis.

In addition, in each of the nine months ended June 30, 2013 and 2012 we recognized $0.2 million in realized investment gains associated with our investment portfolio.

Income tax provision. The reconciliation of the statutory U.S. federal tax rate of 35.0% and the Company’s effective tax rate from continuing operations for the three and nine months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.3	1.8	1.3	1.8
(Gain) loss on strategic investments	(2.2)	1.7	(1.7)	1.7
Discrete item – capital loss carryback	—	—	(1.8)	—
Discrete item – 2012 retroactive R&D federal tax credit	—	—	(1.0)	—
Discrete items – other	(5.7)	(2.1)	(2.6)	(1.0)
Other	(2.3)	(0.8)	(2.7)	(0.8)

Effective tax rate from continuing operations	26.1%	35.6%	26.5%	36.7%

The difference between the U.S. federal statutory tax rate of 35.0% and the Company’s effective tax rate reflects the impact of state income taxes, permanent tax items, valuation allowance changes for capital losses and discrete tax items. The income tax provision associated with continuing operations was $1.1 million and $3.9 million, respectively, for the three and nine months ended June 30, 2013 resulting in respective effective tax rates of 26.1% and 26.5%. The income tax provision associated with continuing operations was $1.8 million and $4.2 million for the three and nine months ended June 30, 2012, respectively, resulting in respective effective tax rates of 35.6% and 36.7%.

The most significant variability in our effective tax rate is the result of changes in capital loss valuation allowances resulting from both other-than-temporary impairment losses and gains on the sales of certain strategic investments. We have historically recorded other-than-temporary impairment losses with no income tax effect as it has not been more likely than not that we would generate sufficient capital gains to realize these benefits. Consequently, the OctoPlus, Vessix and available-for-sale securities gains realized during fiscal 2013 resulted in a reduction in capital loss carryforward valuation allowances resulting in no book income tax effects associated with these capital gains. During the nine months ended June 30, 2013, the effective tax rate was reduced by 1.7 percentage points for these capital gains, net of the other-than-temporary impairment loss on the ViaCyte strategic investment. For the nine months ended June 30, 2012, the effective tax rate was increased by 1.7 percentage points from our other-than-temporary impairment loss in OctoPlus, net of our capital gains from the sale of available-for-sale investments. We are eligible to receive additional proceeds of $4.2 million from the Vessix sale depending on achievement of future milestones. If we conclude that it is more likely than not that we will receive these additional proceeds, we will reduce our capital loss carryforward valuation allowance by the lesser of either our capital loss carryforwards or the tax effect of the more than likely realizable sales proceeds.

We recorded $0.1 million of retroactive 2012 U.S. research and development tax credit discrete benefits for the period from January 1, 2012 to December 31, 2012 in the nine months ended June 30, 2013 resulting from the January 2013 signing of the American Taxpayer Relief Act of 2012. This reduced our effective rate from continuing operations by 1.0 percentage points in the nine months ended June 30, 2013.

Discontinued operations. The following is a summary of the operating results of SurModics Pharmaceuticals discontinued operations for the three and nine months ended June 30, 2013 and 2012:

	Three months ended June 30,		Nine months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Total revenue	$—	$—	$—	$5,311

Income from discontinued operations	$136	$—	$1,151	$2,309
Income tax provision	(183)	(30)	(516)	(1,078)

(Loss) income from discontinued operations, net of income taxes	$(47)	$(30)	$635	$1,231

Loss on sale of discontinued operations	$—	$(57)	$—	$(1,691)
Income tax (provision) benefit	—	(25)	—	676

Loss on sale of discontinued operations, net of income taxes	$—	$(82)	$—	$(1,015)

(Loss) income from discontinued operations. The Company’s discontinued operations income and losses are recorded net of the income tax impact of these transactions. The Company recorded discontinued operations loss of less than $0.1 million and income of $0.6 million, for the three and nine months ended June 30, 2013, respectively, compared with a loss of less than $0.1 million and a gain of $1.2 million in the respective prior-year periods. The loss in the three months ended June 30, 2013 reflects a $0.2 million pre-tax gain from the termination of recapturable job creation financial incentives provided by the State of Alabama offset by an income tax provision resulting from finalization of the fiscal 2012 federal and state income tax returns and adjustment of the recorded fiscal 2012 tax provision. The discontinued operations income of $0.6 million for the nine months ended June 30, 2013 is principally from a $1.2 million pre-tax gain from the settlement of recapturable job creation financial incentives provided by the City of Birmingham, Alabama. In this settlement, the Company paid $325,000 of $1.5 million of the recapturable financial incentives which were previously fully accrued by the Company as a discontinued operations liability.

The Pharmaceuticals segment results in fiscal 2012 include the period from October 1, 2011 to November 17, 2011, the date of the Pharma Sale. Revenue from the Pharmaceuticals segment was $5.3 million for the first nine months of fiscal 2012 with pre-tax income from continuing operations of $2.3 million.

Loss on sale of discontinued operations. The Company recorded losses of $0.1 million and $1.0 million in the three and nine months ended June 30, 2012, respectively. There was no discontinued operations income or loss on the sale of discontinued operations in the current-year periods. Loss on sale of discontinued operations recorded in the third quarter of fiscal 2012 related to the Pharma Sale was $0.1 million, which is a result of minor contractual matters that arose in the third quarter and the related tax impact of these contractual matters. Loss on sale of discontinued operations recorded in the first nine months of fiscal 2012 related to the Pharma Sale was $1.0 million ($1.7 million on a pre-tax basis), which was principally related to transaction closing costs which totaled $1.7 million.

Segment Operating Results

Operating income for each of our reportable segments, which excludes the results from our Pharmaceuticals segment, was as follows:

	Three months ended June 30,			Nine months ended June 30,
(Dollars in thousands)	2013	2012	Change	2013	2012	Change
Operating income (loss):
Medical Device	$5,223	$5,173	1%	$15,848	$13,226	20%
In Vitro Diagnostics	915	1,070	(14)%	2,933	3,246	(10)%

Total segment operating income	6,138	6,243		18,781	16,472
Corporate	(1,900)	(1,450)	31%	(5,537)	(4,768)	16%

Total operating income from continuing operations	$4,238	$4,793	(12)%	$13,244	$11,704	13%

Medical Device. Operating income increased by 1% to $5.2 million in the quarter ended June 30, 2013, compared with $5.2 million in the prior-year quarter. Operating income increased by 20% to $15.8 million in the nine months ended June 30, 2013, compared with $13.2 million in the prior-year nine-month period. The increased operating income compared with the prior-year periods resulted from $0.7 million and $2.3 million of higher royalty and license fee revenue in the three and nine months ended June 30, 2013, respectively. The increase in royalty and license fee revenue for the three months ended June 30, 2013 included license fee revenue associated with a customer’s milestone event. The nine months ended June 30, 2013 generated $0.2 million of higher R&D revenue and $0.5 million of higher reagent product sales The nine months ended June 30, 2013 also included $0.6 million associated with a royalty revenue catch-up payment. Direct operating expenses were higher by $0.5 million and $0.6 million, respectively, for the three and nine months ended June 30, 2013 compared with the prior-year periods. Development expenses increased by $0.5 million and compensation and benefits increased by $0.1 million in the three months ended June 30, 2013 with these increases partially offset by $0.1 million lower outside service costs. The nine months ended June 30, 2013 included $0.7 million of higher development expenses offset partially by $0.2 million of lower allocation of corporate expenses. The increase in development expenses was expected as we previously disclosed that we would be increasing our investment in our drug-coated balloon platform. The Medical Device portion of the corporate expense allocation decreased 500 basis points commencing in fiscal 2013.

In Vitro Diagnostics. Operating income decreased by 14% to $0.9 million in the quarter ended June 30, 2013, compared with $1.1 million in the same prior-year quarter. Operating income decreased by 10% to $2.9 million in the nine months ended June 30, 2013, compared with $3.2 million in the first nine months of fiscal 2012. Revenue, which was flat in the three months ended June 30, 2013 compared with the prior year period, and which increased $0.8 million in the nine months ended June 30, 2013 compared with the prior year period, generated gross margin increases of $0.1 million and $0.3 million, respectively, resulting from changing product mix. Product gross margins were 60.1% and 58.2% for the three months ended June 30, 2013 and 2012, respectively, and were 61.2% and 63.1% for the nine-month periods ended June 30, 2013 and 2012, respectively. The increase in product gross margins in the three months ended June 30, 2013 is a result of reduction of indirect manufacturing costs. The decrease in product gross margins for the nine months ended June 30, 2013 is a result of a change in product mix as there were $0.6 million of higher antigen product sales which generate lower gross margins pursuant to a distributor arrangement. Direct operating expenses increased $0.1 million and $0.2 million in the three and nine months ended June 30, 2013 compared with prior-year periods as headcount and market research expenses increased to support growth initiatives. Allocated corporate costs increased $0.1 million and $0.4 million in the three and nine months ended June 30, 2013, compared with the comparable prior-year periods. The In Vitro Diagnostics portion of the corporate allocation increased 300 basis points commencing in fiscal 2013.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board related, that have not been fully allocated to the Medical Device and In Vitro Diagnostics segments. Corporate also includes expenses, such as litigation, which are not specific to a segment and thus not allocated to our operating segments. Operating loss was $1.9 million and $1.5 million in the three months ended June 30, 2013 and 2012, respectively, and $5.5 million and $4.8 million in the nine months ended June 30, 2013 and 2012, respectively. Compensation and benefit costs increased $0.2 million and $0.6 million in the three and nine months ended June 30, 2013, compared with the comparable prior-year periods primarily from increased headcount as well as increased recruiting expenses associated with the hiring of our new Chief Financial Officer. Outside service costs increased $0.2 million and $0.5 million in the three and nine months ended June 30, 2013 compared with the same prior-year periods primarily from higher professional services, including SRI litigation costs, and consulting costs. These expenses were partially offset by decreased administrative expenses of $0.1 million in the nine months ended June 30, 2013 as compared with the prior-year period primarily from lower Board of Directors compensation and related expenses.

Liquidity and Capital Resources

As of June 30, 2013, we had working capital of $34.5 million, an increase of $1.5 million from September 30, 2012. Our cash, cash equivalents and available-for-sale securities totaled $60.1 million at June 30, 2013, an increase of $2.0 million from $58.1 million at September 30, 2012. The increase in cash resulted from cash generated by our first nine months of operating results as well as $2.3 million of proceeds received from the sale of two strategic investments partially offset by share repurchases which totaled $10.3 million in fiscal 2013.

Our investments consist principally of U.S. government and government agency obligations, asset-backed securities, mortgage-backed securities and investment grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. The Company’s investment policy excludes ownership of collateralized mortgage obligations, mortgage-backed derivatives and other derivative securities without prior written approval of the Board of Directors. The Company’s investment policy requires that no more than 5% of investments be held in any one credit or issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while generating an above benchmark (“Merrill Lynch 1-3 Year Government-Corporate Index”) total rate of return on a pre-tax basis. Management plans to continue to direct its investment advisors to manage the Company’s securities investments primarily for the safety of principal for the foreseeable future as it continues to assess other investment opportunities and uses of its cash and securities investments, including those described below.

We do not have any outstanding debt and no credit agreements and believe that our existing cash, cash equivalents and available-for-sale securities, which totaled $60.1 million as of June 30, 2013, together with cash flow from operations, will provide liquidity sufficient to meet the below stated needs and fund our operations for the remainder of fiscal 2013. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms. Our anticipated liquidity needs for the remainder of fiscal 2013 may include, but are not limited to, the following: general capital expenditures up to $1.0 million, any amounts associated with the $20.0 million repurchase of common stock under the July 29, 2013 authorization discussed below; and obligations remaining after the Pharma Sale, including indemnification obligations to Evonik related to contingent consideration payments.

Operating Activities. We had cash flows from operating activities from continuing operations of $11.9 million in the first nine months of fiscal 2013, compared with $12.0 million in the first nine months of fiscal 2012. The decrease compared with prior-year results reflected increased use of cash for income taxes principally offset by net income, the timing of accounts receivable payments, planned reduction in inventory investment and lower cash disbursements related to accounts payable and accrued liabilities. Income tax payments totaled $5.2 million and $0.4 million, respectively, in fiscal 2013 and fiscal 2012.

Investing Activities. We invested $1.4 million in property and equipment in the first nine months of fiscal 2013, compared with $0.4 million in the prior-year period. The property and equipment investment in the first nine months of fiscal 2013 is higher than our investment in the first nine months of fiscal 2012 as the Company increased spending principally on building improvements of $0.4 million, laboratory and production related equipment of $0.7 million and computer equipment and software of $0.3 million. We anticipate spending in the fourth quarter of fiscal 2013 to be up to $1.0 million. We received cash proceeds aggregating $2.3 million from the sales of our Vessix and OctoPlus strategic investments in the nine months ended June 30, 2013. In the first nine months of fiscal 2012 we received cash from our discontinued operations, associated with the Pharma Sale, which totaled $28.3 million.

Financing Activities. In January 2013, our Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock through open-market purchases, private transactions, block trades, accelerated share repurchase transactions, tender offers, or by any combination of such methods which was in addition to an existing authorization of $0.3 million. During the nine months ended June 30, 2013 we repurchased 405,290 shares for an aggregate of $10.3 million at an average price of $25.47 per share. As of June 30, 2013 there was no remaining amount available for future share repurchases under this authorization. On July 29, 2013, our Board of Directors authorized a repurchase program whereby $20.0 million of our outstanding common stock may be repurchased. The repurchase authorization does not have a fixed expiration date.

Discontinued Operations. Our Pharmaceuticals discontinued operation used cash in operating activities of $0.1 million and $1.5 million in the nine months ended June 30, 2013 and 2012, respectively. Cash used in discontinued operations in the current year related to payments to settle the job incentive obligations and a portion of other accrued balances offset by collection of remaining accounts receivable balances. Cash used in operating activities of $1.5 million in fiscal 2012 related to the operating costs of the business for two months prior to the Pharma Sale. Cash provided by investing activities of $29.8 million in the first nine months of fiscal 2012 related principally to proceeds received from the Pharma Sale. Cash generated from financing activities of $0.1 million in the first nine months of fiscal 2013 and cash used in financing activities of $28.3 million in the first nine months of fiscal 2012 related to transfers of cash from or to the continuing operations of the Company and consisted of cash used principally to settle the City of Birmingham job incentive obligation in fiscal 2013 and cash proceeds from the Pharma Sale in fiscal 2012.

Customer Concentrations. Our licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic, Inc. (“Medtronic”) was our largest customer comprising 19% of total revenue for fiscal 2012 and continues to be our most significant customer in fiscal 2013 comprising 18% of total revenue. Medtronic has several separately licensed products that generate royalty revenue for SurModics, none of which represented more than 6% of SurModics’ total revenue in fiscal 2012. No other individual customer using licensed technology constitutes more than 10% of SurModics’ total revenue so far in fiscal 2013.

Off-Balance Sheet Arrangements

As of June 30, 2013, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.

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

•	general economic conditions which are beyond our control, such as the impact of recession, business investment and changes in consumer confidence;

•	a decrease in the Company’s available cash or the value of its investment holdings could impact short-term liquidity requirements and expected capital and other expenditures;

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

•

the Company’s ability to successfully perform certain product development activities and governmental and regulatory compliance activities which the Company has not previously undertaken in any significant manner;

•

possible adverse market conditions, possible adverse impacts on our cash flows and competing cash needs could impact the ability to complete and timing of share repurchases under our share repurchase program; and

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

The Company’s investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company’s investments consist principally of U.S. government and government agency obligations, mortgage-backed securities and investment-grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $0.8 million decrease in the fair value of the Company’s available-for-sale securities as of June 30, 2013, but would have no material impact on the results of operations or cash flows.

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

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation and because the material weakness previously disclosed in our Annual Report on Form 10-K filed with the SEC on December 14, 2012 had not been remediated as of June 30, 2013, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2013.

The Company has reviewed its internal control procedures related to the evaluation of non-routine events or transactions and has developed additional control procedures to address the material weakness. However, these additional control procedures have not operated for an appropriate amount of time to determine their operational effectiveness and, as such, the Company has determined that the material weakness has not been remediated as of June 30, 2013. The Company expects it will require multiple quarters to assess and conclude on the operational effectiveness of the additional control procedures. The Company anticipates remediation of this material weakness will be completed, at the earliest, when the Company finalizes and files its fiscal 2013 Form 10-K.

Changes in Internal Controls

Other than efforts to remediate the material weakness noted above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously reported, including most recently under “Item 4 — Controls and Procedures” in our quarterly report on Form 10-Q for the quarter ended December 31, 2012, management concluded that our internal control over financial reporting was not effective because the previously disclosed material weakness arising from a deficiency in controls with respect to the evaluation of non-routine events or transactions had not yet been remediated. Management continued to work on remediating this material weakness through the quarter ended June 30, 2013, and will continue to enhance the processes and controls related to evaluating non-routine events or transactions.

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

Other than as described in Note 15 to the unaudited interim condensed consolidated financial statements, there have been no material developments in the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Item 1A.	Risk Factors

In our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the SEC on December 14, 2012, we identify under “Part 1, Item 1A. Risk Factors.” important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q.

There have been no material changes in our risk factors subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2013, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
4/1/13 — 4/30/13	68,625	$25.83	68,625	$5,857,283
5/1/13 — 5/31/13	229,291	$25.39	229,291	$35,035
6/1/13 — 6/30/13	1,467	$23.87	1,467	$11

Total	299,383	$25.49	299,383	$11

(1)	The purchases in this column included shares repurchased as part of our publicly announced program.
(2)	On January 28, 2013, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding common stock which was in addition to an existing authorization of $0.3 million. As of June 30, 2013, pursuant to the January 2013 authorization, the Company has no funds available for future share repurchases. On July 29, 2013, our Board of Directors authorized a repurchase program whereby $20.0 million of our outstanding common stock may be repurchased. This repurchase authorization does not have a fixed expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

The unaudited interim condensed consolidated balance sheets included in this Quarterly Report on Form 10-Q have been corrected to reflect a $1.2 million adjustment to increase the carrying value of the Company’s strategic investments, included in other assets, net, total assets, retained earnings and total stockholders’ equity. This adjustment corrects and reduces an other-than-temporary impairment charge recognized in the fiscal year ended September 30, 2010, which was previously recorded during the fiscal fourth quarter ended September 30, 2010. The original other-than-temporary impairment charge did not sufficiently consider information available to the

Company prior to the issuance of the Company’s financial statements for the fiscal year ended September 30, 2010. Specifically, the impact of consideration to be received from the proposed sale of a subsidiary of a strategic investment to an unrelated third party had not been considered in evaluating the value of the strategic investment. Management has evaluated the amount and nature of the adjustment and concluded that it is not material to either the previously reported annual or quarterly financial statement results of operations, total assets or stockholders’ equity. Likewise, the Company expects to correct previously presented historical financial statements in future filings, including the annual financial statements to be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

For the fiscal year ended September 30, 2010, the correction increased income from continuing operations and decreased net loss by $1.2 million. There was no tax impact from this correction as the original other-than-temporary impairment charge included recognition of a tax valuation allowance which was reversed with this adjustment. There will be no impact on income from continuing operations in any other periods to be presented in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013. The September 30, 2012 balance sheet to be presented therein has been corrected in this filing.

Item 6.	Exhibits

Exhibit	Description

3.1	Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837.

3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 – incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q for SurModics, Inc. for the quarterly period ended June 30, 2013, filed on August 2, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2013	SurModics, Inc.

	By:	/s/ Andrew D.C. LaFrence
Andrew D.C. LaFrence
Vice President of Finance and Chief Financial Officer (duly authorized signatory and principal financial officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2013

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