Form 10-K
period 2013-09-30
SURMODICS INC
filed 2013-12-11
CIK 924717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the Common Stock held by shareholders other than officers, directors or holders of more than 5% of the outstanding stock of the registrant as of March 31, 2013 was approximately $295 million (based upon the closing sale price of the registrant’s Common Stock on such date).

The number of shares of the registrant’s Common Stock outstanding as of December 6, 2013 was 13,735,824.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2014 Annual Meeting of Shareholders are incorporated by reference into Part III.

Forward-Looking Statements

Certain statements contained in this Form 10-K, or in other reports of the Company and other written and oral statements made from time to time by the Company, do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. The Company’s forward-looking statements generally relate to its growth strategy, financial prospects, product development programs, sales efforts, and the impact of significant customer agreements, including its agreement with Medtronic, Inc. (“Medtronic”). You should carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement. Investors are advised not to place undue reliance upon the Company’s forward-looking statements and to consult any further disclosures by the Company on such topics in this and other filings with the Securities and Exchange Commission (“SEC”). Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A “Risk Factors” below.

PART I

ITEM 1.	BUSINESS.

Overview — General

SurModics, Inc. (referred to as “SurModics,” “the Company,” “we,” “us,” “our” and other like terms) is a leading provider of surface modification and in vitro diagnostic technologies to the healthcare industry.

Our mission is to exceed our customers’ expectations and enhance the well-being of patients by providing the world’s foremost, innovative surface modification technologies and in vitro diagnostic component products and technologies. We currently function in two business units that partner with many of the world’s leading and emerging medical device, diagnostic and life science companies to develop and commercialize innovative products designed to improve patient diagnosis and treatment. Our core offerings in our Medical Device business unit include surface modification coating technologies that impart lubricity, prohealing or biocompatibility characteristics, or drug delivery capabilities. Our In Vitro Diagnostics business unit provides components for in vitro diagnostic tests. Our strategy is to build on our product and technical leadership in our core fields of surface modification technologies and in vitro diagnostic products, and expand our core technologies to provide us with opportunities for longer term sustained growth.

On November 17, 2011, we sold substantially all of the assets of our subsidiary, SurModics SMP, LLC (formerly, SurModics Pharmaceuticals, Inc., or “SurModics Pharmaceuticals”) to Evonik Degussa Corporation (“Evonik”). We have reported the Pharmaceuticals segment as discontinued operations beginning in the first quarter of fiscal 2012. All information in this Form 10-K includes only results from continuing operations (excluding SurModics Pharmaceuticals) for all periods presented, unless otherwise noted.

The Company was organized as a Minnesota corporation in June 1979. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) on our website, www.surmodics.com, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. We are not including the information on our website as a part of, or incorporating it by reference into, our Form 10-K.

The information below provides an overview of the principal products and services and principal markets for each of our two business units. The discussion of other aspects of our business including research and development, intellectual property, marketing and sales, future acquisition strategy, significant customers, competition, manufacturing, government regulation and our employees applies to our business in general and we describe material segment information within these sections where relevant.

Medical Device Business Unit

Our surface modification technologies are utilized by our customers to enhance the characteristics of the surfaces of devices and biological materials (e.g., lubricity or hemocompatibility). For example, our patented PhotoLink® technology enhances the maneuverability of minimally invasive devices (e.g., dilatation catheters and guidewires) within the body by improving the lubricity of the device surface.

Additionally, our surface modification technologies can create new functions for the surfaces of the devices. For example, our patented drug delivery technologies can create new device capabilities by enabling site-specific, extended release drug delivery in cases where devices (e.g., stents or balloon catheters) are themselves necessary to treat a medical condition and in cases where devices serve only as a vehicle to deliver a drug (e.g., ophthalmology).

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

We commercialize our surface modification and device drug delivery technologies primarily through licensing and royalty arrangements with medical device manufacturers. We believe this approach allows us to focus our resources on the further development of our core technologies and enables us to expand our licensing activities into new markets and applications.

Revenue from our licensing arrangements typically includes commercial development revenue, license fees and milestone payments, minimum royalties, and royalties based on a percentage of licensees’ product sales. In addition to licensing fees and research and commercial development fees, we generate revenue from the manufacture and sale of a variety of products including reagent chemicals used by our customers in coating their products pursuant to licensing arrangements. We also generate revenue by providing contract coating services prior to technology transfer to certain of our licensed customers.

Surface Modification and Device Drug Delivery Markets

Medical Device Industry

Advances in medical device technology have helped drive improved device efficacy and patient outcomes. Stents, particularly drug-eluting stents, have significantly reduced the need for repeat intravascular procedures, and they have diminished the need for more invasive cardiac bypass surgery. Transcatheter heart valve repair or replacement via a minimally invasive catheter-based system has enabled the treatment of patients suffering from heart valve disease who are too ill to undergo open-heart surgery. Positive clinical outcomes and acceptance of these and other similar innovations by patients, physicians and insurance companies has helped certain segments of the United States (“U.S.”) medical device industry grow at a faster pace than the economy as a whole. The attractiveness of the industry has drawn intense competition among the companies participating in this area. In an effort to improve their existing products or develop entirely new devices, a growing number of medical device manufacturers are exploring or using surface modification and device drug delivery technologies as product differentiators or device enablers. In addition, the continuing trend toward minimally invasive surgical procedures, which often employ catheter-based delivery technologies, has increased the demand for hydrophilic, lubricious coatings, hemocompatible coatings and other technologies.

Convergence of the Medical Device, Biotechnology and Pharmaceutical Industries

The convergence of the pharmaceutical, biotechnology and medical device industries, often made possible by surface modification and device drug delivery technologies, presents an opportunity for major advancements in the healthcare industry. The dramatic success of drug-eluting stents in interventional cardiology has captured the attention of the drug and medical device industries. We believe the benefits of combining drugs and biologics with implantable devices are becoming increasingly valuable in applications in cardiology, ophthalmology, orthopedics and other large markets. In addition, the ability to create sustained release formulations of drugs and biologics presents another opportunity for us.

Overview of SurModics’ Surface Modification and Device Drug Delivery Technologies

We believe SurModics is positioned to exploit the continuing trend of incorporating surface modification and device drug delivery technologies into the design of products such as devices and drugs, potentially leading to more efficient and effective products as well as creating entirely new product applications. We have a growing portfolio of proprietary technologies, market expertise and insight, and unique collaborative research and development capabilities — all key ingredients to bring innovation together for the benefit of patients, us, and the healthcare industry.

Coatings for Surface Modification and Device Drug Delivery

Key differentiating characteristics of our coating platforms are their flexibility, durability and ease of use. In terms of flexibility, coatings can be applied to many different kinds of surfaces and can immobilize a variety of chemical, pharmaceutical and biological agents. This flexibility allows customers to be innovative in the design of their products without significantly changing the dimensions or other physical properties of the device. Additionally, the surface modification process can be tailored to provide customers with the ability to improve the performance of their devices by choosing the specific coating properties desired for particular applications. Our surface modification technologies also can be combined to deliver multiple surface-enhancing characteristics on the same device.

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

Our proprietary PhotoLink reagents can be applied to a variety of substrates. The coating formulations are easily applied to the material surface by a variety of methods including, but not limited to, dipping, spraying, roll coating, ink jetting or brushing. We continue to expand our portfolio of proprietary reagents for use by our customers. These reagents enable our customers to develop novel surface features for their devices, satisfying the expanding requirements of the healthcare industry. We are also continually working to expand the list of materials that are compatible with our surface modification and device drug delivery reagents. Additionally, we develop coating processes and coating equipment to meet the device quality, manufacturing throughput and cost requirements of our customers.

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

A long-standing challenge for the medical device industry has been the availability of device coatings that offer both excellent lubricity and lower particulates. The properties that make coatings more lubricious —absorbing and exuding water — also can make them more susceptible to generating particulates. In January 2013, we launched our SereneTM hydrophilic coating platform that optimizes lubricity and durability while significantly reducing particulates. This next-generation coating has demonstrated excellent lubricity on a wide range of substrates, and has been used on FDA-cleared coronary and peripheral devices. SereneTM coatings are applied using our PhotoLink process.

Our device drug delivery coating technologies allow therapeutic drugs to be incorporated within our proprietary polymer matrices to provide controlled, site-specific release of the drug into the surrounding environment. The release of the drug can be tuned to elute quickly (within minutes to a few days) or slowly (ranging from several months to over a year), illustrating the wide range of release profiles that can be achieved with our coating systems. On a wide range of devices, drug-eluting coatings can help improve device performance, increase patient safety and enable innovative new treatments. We work with companies in the medical device and biotechnology industries to develop specialized coatings that allow for the controlled release of drugs from device surfaces. We see at least three primary areas with strong future potential: (1) improving the function of a device which itself is necessary to treat the medical condition; (2) enabling drug delivery in cases where the device serves only as a vehicle to deliver a drug to a specific site in the body; and (3) enhancing the biocompatibility of a medical device to ensure that it continues to function over a long period of time.

We offer customers several distinct polymer families for site-specific drug delivery. Our BravoTM Drug Delivery Polymer Matrix (“Bravo”) is a durable coating and has been used in a variety of applications. In addition, we offer several biodegradable polymer technologies such as our SynBiosys platform that can be used for drug delivery applications. The SynBiosys platform has similar drug loading and drug release variability capabilities as the Bravo matrix, and offers the added feature where polymer coating matrix can fully biodegrade after releasing the drug (degradable from several months to over a year). Because some biodegradable polymers can deliver proteins and other large molecule therapeutic agents, they have the potential to expand the breadth of drug delivery applications we can pursue. Biodegradable polymers can be combined with one or more drugs and applied to a medical device where the drug can then be released as the polymer degrades in the body over time.

Clinical Benefits

•

Device Drug Delivery.    We provide drug delivery polymer technology to enable controlled, site-specific or systemic delivery of therapeutic agents. Our proprietary polymer reagents create matrices that serve as reservoirs for therapeutic drugs. The drugs can then be released on a controlled basis over days, weeks or months. For instance, when a drug-eluting stent is implanted into a patient, the drug releases from the surface of the stent into the blood vessel wall where it can act to inhibit unwanted tissue growth, thereby reducing the occurrence of restenosis.

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

SurModics’ Surface Modification and Device Drug Delivery Technologies — Applications

The table below identifies several market segments where surface modification and device drug delivery technologies are desired to improve and enable both existing and new medical devices and drugs.

Market Segment	Desired Surface Property and Examples of Applications
Cardiac Rhythm Management	Lubricity: Cardiac Resynchroniztion Therapy (CRT) leads, Brady pacemaker and Tachy defibrillator leads, delivery systems, electrophysiology (EP) devices
Drug/biologics delivery: pacemaker and defibrillator leads
Prohealing: CRT, Brady pacemaker and tachy defibrillator leads

Cardiothoracic Surgery	Prohealing: heart valves, septal defect repair devices
Hemocompatibility: minimally invasive bypass devices, vascular grafts, ventricular assist devices

Central Nervous System Disorders	Drug/biologics delivery: polymer implants

Dermatology	Drug/biologics delivery: polymer implants Tissue engineering: tissue bulking, space filling materials

Diabetes	Lubricity: access/delivery systems
Hemocompatibility: glucose sensors

Electrophysiology	Hemocompatibility: EP mapping and ablation devices

In Vitro Diagnostics	Lubricity: microfluidic devices
Hemocompatibility: blood/glucose monitoring devices, biosensors
Biomolecule immobilization: DNA and protein arrays, protein attachment to synthetic extracellular matrix for cell culture applications

Interventional Cardiology and Vascular Access	Lubricity: balloon catheters, microcatheter, guidewires, chronic total occlusion (CTO) catheters, Imaging catheters, delivery systems for implants
Hemocompatibility: vascular stents, catheters, distal protection devices
Drug/biologics delivery: vascular stents, catheters, drug-coated balloons
Prohealing: vascular stents, vascular grafts

Interventional Neurology and Neurosurgery	Lubricity: microcatheters, guidewires, delivery systems, stroke therapy devices
Prohealing: neuroembolic devices
Drug Delivery: implants
Tissue engineering: aneurysm repair devices

Metabolic Disease	Tissue engineering: cell encapsulation

Market Segment	Desired Surface Property and Examples of Applications

Oncology	Tissue engineering: female sterilization devices
Lubricity: microcatheters, guidewires, delivery systems

Ophthalmology	Lubricity: access devices, microcatheters

Orthopedics	Cell growth and tissue integration: bone and cartilage growth
Infection resistance: orthopedic and trauma implants
Drug/biologics delivery: orthopedic and trauma implants

Structural Heart	Lubricity: transcatheter value delivery systems, aortic embolic protection devices, sheath introducer, closure devices

Urology and Gynecology	Lubricity: urinary catheters, incontinence devices, ureteral stents, fertility devices
Drug/biologics delivery: prostatic stents

Examples of medical devices on which our surface modification and drug delivery technologies are used include guidewires, angiography catheters, intra vascular ultra sound (IVUS) catheters, neuro microcatheters/infusion catheters, PTCA/PTA laser and balloon angioplasty catheters, atherectomy systems, chronic total occlusion catheters, stent delivery catheters, cardiovascular stents, embolic protection devices, vascular closure devices, EP catheters, pacemaker leads, drug infusion catheters, wound drains, ureteral stents, urological catheters and implants, and hydrocephalic shunts, among other devices.

Licensing Arrangements

We commercialize our surface modification and device drug delivery technologies primarily through licensing arrangements with medical device manufacturers. We believe this approach allows us to focus our resources on further developing new technologies and expanding our licensing activities. Many of our technologies have been designed to allow manufacturers to implement them easily into their own manufacturing processes so customers can control production and quality internally without the need to send their products to a contract manufacturer. We actively seek to upgrade our customers to advanced generations of our technology although there can be no assurance that we will be successful in doing so.

We generate the largest portion of our revenue through licensing arrangements. Royalties and license fees represented 53.0%, 52.9% and 57.6% of our total revenue in fiscal 2013, 2012 and 2011, respectively. Revenue from these licensing arrangements typically includes license fees and milestone payments, minimum royalties, and royalties based on a percentage of licensees’ product sales. We also generate revenue from sales of reagent chemicals to licensees for use in their coating processes.

The licensing process begins with the customer specifying a desired product feature to be created such as lubricity or drug delivery. Because each device and coating application is unique, we routinely conduct a feasibility study to qualify each new potential product application, often generating commercial development revenue. Feasibility studies can range in duration from several months to a year. After we complete a feasibility study, our customers cannot market their product until they receive regulatory approval. As further described under the caption “Government Regulation,” the regulatory approval process varies in each country and ranges from several months to four or more years. At any time prior to a customer’s commercial launch, a license agreement may be executed granting the licensee rights to use our technology. We often support our customers by providing coating assistance for parts required in animal tests and human clinical trials. However, we complete a technology transfer to most customers who perform the coating work internally once a product has received regulatory approval and is being actively marketed.

The term of a license agreement is generally for a specified number of years or the life of our patents, whichever is longer, although a license generally may be terminated by the licensee for any reason upon 90 days’ advance written notice. In cases where the royalty obligation extends beyond the life of the applicable patent, it is because the license also includes rights to our know-how or other proprietary rights, in which case, the royalty rate is also reduced. Under these circumstances, the royalty obligation typically continues at a reduced royalty rate for a specified number of years generally following the date on which the customer’s product was first sold. We actively seek to upgrade our customers to advanced generations of our hydrophilic coating technology although there can be no assurance that we will be successful in doing so.

Our license agreements may include certain license fees and/or milestone payments. The license can be either exclusive or nonexclusive, but substantially all of our licensed applications are nonexclusive, allowing us to license technology to multiple customers. Moreover, even exclusive licenses generally are limited to a specific “field of use,” allowing us the opportunity to further license technology to other customers. The royalty rate on a substantial number of the agreements has traditionally been in the 2% to 3% range, but there are certain contracts with lower or higher rates. In certain agreements, our royalty is based on an agreed amount per unit. The amount of the license fees, milestone payments, and the royalty rate are based on various factors, including the stage of development of the product or technology being licensed, whether the arrangement is exclusive or nonexclusive, the perceived value of our technology to the customer’s product, size of the potential market, and customer preferences. Most of our agreements also incorporate a minimum royalty to be paid by the licensee. Royalty payments generally commence one quarter after the customer’s actual product sales occur because of the delay in reporting sales by our licensees.

As of September 30, 2013, we had over 100 licensed product classes (customer products utilizing SurModics technology) already on the market generating royalties and greater than 100 customer product classes incorporating our technology in various stages of pre-commercialization. We signed 17, 17 and 26 new licenses in fiscal 2013, 2012 and 2011, respectively. Our Serene™ platform was licensed to multiple companies during fiscal 2013.

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

In Vitro Diagnostics Business Unit

Our In Vitro Diagnostics (“IVD”) business unit generates revenue from sales of stabilization products, substrates, antigens and surface coatings to diagnostics customers. We also sell components for in vitro diagnostic immunoassay and molecular tests and we manufacture and sell surface coatings to the diagnostic, biomedical research, and life science markets.

Immunoassay Diagnostics.    An immunoassay is a biochemical test that measures the presence or concentration of a target molecule, or “analyte”, in a biological fluid or sample. Analyte levels are correlated to the disease state or medical condition of a patient to diagnose the presence, absence or severity of disease. Analytes are typically proteins or small molecules such as hormones. Immunoassays are developed and produced using multiple components. The selection and optimization of those components confer the quality and performance of the assay in terms of sensitivity and specificity. IVD companies source these critical biochemical and reagent components from companies that produce high-performing, consistent and stable products to meet the clinical specifications of the assay. We develop, manufacture and sell immunoassay component products to enable our customers’ diagnostic tests to detect the absence or presence of disease accurately.

Molecular Diagnostics — DNA and Protein Immobilization.    Both DNA and protein microarrays are useful tools for the pharmaceutical, diagnostic and research industries. During a DNA gene analysis, typically thousands of different probes need to be placed in a pattern on a surface, called a DNA microarray. These microarrays are used by the pharmaceutical industry to screen for new drugs, by genome mappers to sequence human, animal or plant genomes, or by diagnostic companies to search a patient sample for disease causing bacteria or viruses. However, DNA does not readily adhere to most surfaces. We have developed various surface chemistries for both DNA and protein immobilization. Protein microarrays are used as diagnostic and research tools to determine the presence and/or quantity of proteins in a biological sample. The most common type of protein microarray is the antibody microarray, where antibodies are spotted onto a surface and used as capture molecules for protein detection.

Overview of In Vitro Diagnostics Products

Protein Stabilizers.    We offer a full line of stabilization products for the in vitro diagnostics market. These products increase sensitivity and extend the shelf life of diagnostic tests, thereby producing more consistent assay results. Our stabilization products are ready-to-use, eliminating the preparation time and cost of producing stabilization and blocking reagents by manufacturing in-house.

Substrates.    Since our acquisition of BioFX Laboratories, Inc. (“BioFX”) in August 2007, we have provided colorimetric and chemiluminescent substrates to the in vitro diagnostics market. A substrate is the component of a diagnostic test kit that detects and signals that a reaction has taken place so that a result can be recorded. Colorimetric substrates signal a positive diagnostic result through a color change. Chemiluminescent substrates signal a positive diagnostic result by emitting light. We believe that our substrates offer a high level of stability, sensitivity and consistency.

Recombinant Human Antigens.    We are the exclusive North American distributor (and non-exclusive distributor in Japan) of DIARECT AG’s line of recombinant autoimmune antigens. Because of the lack of high-quality antigens from natural sources, DIARECT produces these proteins and other components using recombinant technology.

Surface Coatings for Molecular Diagnostic Applications.    We offer custom coatings for molecular diagnostic applications, including DNA, RNA and protein microarrays. Our TRIDIA surface coatings bind molecules to a variety of surfaces and geometries and may be customized for selectivity using passivating polymers and reactive groups. This proprietary technology immobilizes DNA and protein to adhere to testing surfaces. We offer other surface coatings that improve flow characteristics through membranes and microfluidic channels on diagnostic devices including point-of-care components.

Sale of Pharmaceuticals Business

On November 1, 2011, we entered into a definitive agreement to sell substantially all of the assets of SurModics Pharmaceuticals to Evonik. Under the terms of the agreement, the entire portfolio of products and services of SurModics Pharmaceuticals, including its Current Good Manufacturing Practice (“cGMP”) development and manufacturing facility located in Birmingham, Alabama, were acquired by Evonik. The Company retained all accounts receivable and the majority of liabilities associated with SurModics Pharmaceuticals incurred prior to closing. We closed the sale on November 17, 2011. The total consideration received from the Pharma Sale was $30.0 million in cash. For more information regarding the sale of SurModics Pharmaceuticals, see Note 3 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

We work together with our customers to integrate the best possible surface modification and device drug delivery technologies with their products, not only to meet their performance requirements, but also to perform services quickly so that the product may reach the market ahead of the competition. To quickly solve problems that might arise during the development and optimization process, we have developed extensive capabilities in analytical chemistry and surface characterization within our R&D organization. Our state-of-the-art instrumentation and extensive experience allow us to test the purity of coating reagents, to monitor the elution rate of drug from coatings, to measure coating thickness and smoothness, and to map the distribution of chemicals throughout coatings. We believe our capabilities far exceed those of our direct competitors, and sometimes even exceed those of our large-company customers.

As medical products become more sophisticated and complex and as competition increases, we believe the need for surface modification and device drug delivery will continue to grow. We intend to continue our development efforts to expand our surface modification and device drug delivery technologies to provide additional optimized properties to meet these needs across multiple medical markets. In addition, we are expanding our surface modification and device drug delivery technology expertise to capture more of the final product value. We are doing this by, in selected cases, developing or acquiring technologies or devices to develop from feasibility stage up to and including animal and human clinical testing stage. We have spent considerable development and preclinical efforts in the past two years developing a combination drug-coated balloon platform. We anticipate completing our preclinical testing in fiscal 2014 and we will determine our regulatory pathway and related development activities. There can be no assurance that we will be successful in developing or acquiring additional technologies or devices, or that any such technology will be commercialized.

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

Our research and development efforts to grow our IVD business unit include identifying and addressing unmet needs that exist in the global IVD market place. Our pipeline of IVD products includes components for immunoassay and molecular diagnostic applications, such as, new protein stabilizers, detection technologies, accessory reagents and surface coatings that have the potential to add greater sensitivity, specificity, speed, convenience and lower cost for IVD test manufacturers. In July 2013, we launched StabilZyme Protein-Free Stabilizer, the first high performance protein free stabilizer specially formulated to eliminate interference and cross-reactivity caused by protein. SurModics StabilZyme Protein-Free Stabilizer provides market leading performance with no cross-reactivity, allowing developers of IVD tests the confidence needed to maximize performance even in the most sensitive immunoassays.

In fiscal 2013, 2012 and 2011, our R&D expenses were $15.1 million, $14.1 million and $14.0 million, respectively. We intend to continue investing in R&D to advance our surface modification, device drug delivery and in vitro diagnostic technologies and to expand uses for our technology platforms. In addition, we continue to pursue access to products and technologies developed outside the Company as appropriate to complement our internal R&D efforts.

Patents and Proprietary Rights

Patents and other forms of proprietary rights are an essential part of SurModics’ business. The Company aggressively pursues patent protection covering the proprietary technologies that we consider strategically important to our business. In addition to seeking patent protection in the U.S., we also generally file patent applications in European countries and, on a selective basis, other foreign countries, including Australia, Brazil, Canada, China, India, Japan, Mexico and Russia. Generally, the expiration dates of our issued patents are determined based on the filing date of the earliest filed patent application from which the patent claims priority. We strategically manage our patent portfolio so as to ensure that we have valid and enforceable patent rights protecting our technological innovations.

We protect our extensive portfolio of technologies through filing and maintaining patent rights covering a variety of coatings, drug delivery methods, reagents, and formulations, as well as particular clinical device applications. During fiscal 2013, SurModics filed 25 original U.S. patent applications, as well as 29 international patent applications, expanding the portfolio protection around our current technologies as well as enabling pursuit of new technology concepts, innovations and directions. As of September 30, 2013, SurModics had 114 pending U.S. patent applications, four of which were exclusively licensed from others, and 137 foreign patent applications, of which eight were exclusively licensed from others. Likewise, as of the same date, SurModics owned 127 issued U.S. patents, 17 of which were exclusively licensed from others, and 258 international patents, of which 60 were exclusively licensed from others.

We have licensed our Photolink® hydrophilic technology to a number of our customers for use in a variety of medical device surface applications, including those described above. In particular, we have 10 issued U.S. patents, eight pending U.S. patent applications, 25 issued international patents, and 10 pending international patent applications protecting various aspects of these technologies, including compositions, methods of manufacture and methods of coating devices. The expiration dates for these patents and anticipated expiration dates of the patent applications range from 2015 to 2033. Moreover, these patents and patent applications represent distinct families, with each family generally covering a successive generation of the technology, including improvements that enhance coating performance, manufacturability, or other important features desired by our customers. Among these, an early generation of our Photolink technology is protected by a family of patents that are expected to expire in November 2015 (in the U.S.) and October 2016 (in certain other countries). During fiscal 2013, the royalty revenue associated with this family of patents comprised approximately 10% of total revenue. Furthermore, as noted above in “Licensing Arrangements,” the royalty obligation in our typical license agreement is generally for a specified number of years or the life of our patents, whichever is longer. In cases where the royalty obligation extends beyond the life of the applicable patent, it is because the license also includes rights to our know-how or other proprietary rights, in which case, the royalty rate is also reduced. Under these circumstances, the royalty obligation typically continues at a reduced royalty rate for a specified number of years generally following the date on which the customer’s product was first sold. We actively seek to upgrade our customers to advanced generations of our hydrophilic coating technology although there can be no assurance that we will be successful in doing so.

We also rely upon trade secrets, trademarks and other unpatented proprietary technologies. We seek to maintain the confidentiality of such information by requiring employees, consultants and other parties to sign confidentiality agreements and by limiting access by parties outside the Company to such information. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of this information, or that others will not be able to develop independently such information. Additionally, there can be no assurance that any agreements regarding confidentiality and non-disclosure will not be breached, or, in the event of any breach, that adequate remedies would be available to us.

Marketing and Sales

We market our technologies and products throughout the world using a direct sales force consisting of dedicated sales professionals who focus on specific markets and companies. These sales professionals work in concert with business unit personnel to coordinate customer activities. The specialization of our sales professionals fosters an in-depth knowledge of the issues faced by our customers within these markets such as industry trends, technology changes, biomaterial changes and the regulatory environment. With respect to our diagnostics products, we enter into sales and marketing relationships with third parties to distribute those products around the world. We also offer those products for sale through our website. See Note 12 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for information regarding domestic and foreign revenue.

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

We also offer ongoing customer service and technical support to our licensees. This service and support may begin with a feasibility study, and also may include additional services such as assistance in the transfer of the technology to the licensee, further optimization, process control and troubleshooting, preparation of product for clinical studies, and assistance with regulatory submissions for product approval. Some of these services are billable to customers, mainly feasibility and optimization activities.

Acquisitions

To further our strategic objectives and strengthen our existing businesses, we intend to continue to explore acquisitions and strategic collaborations to diversify and grow our business. As a result, we expect to make future acquisitions where we believe that we can broaden our technology offerings and expand our sources of revenue and the number of markets in which we participate. Mergers and acquisitions of medical and diagnostic technology companies are inherently risky, and no assurance can be given that any of our previous or future acquisitions will be successful or will not materially adversely affect our consolidated results of operations, financial condition, or cash flows.

Significant Customers

Revenue from Medtronic represented approximately 19% of our total revenue for the year ended September 30, 2013 and was generated from multiple products and fields of use. No other customer provided more than 10% of our consolidated revenue in fiscal 2013. There are no customers, other than Medtronic with respect to our Medical Device business unit, that if lost would have a material adverse effect on either of our segments.

Competition

The ability for surface modification and device drug delivery technologies to improve the performance of medical devices and drugs and to enable new product categories has resulted in increased competition in these markets. Some of our competitors offer device drug delivery technologies, while others specialize in lubricious or hemocompatible coating technology. Some of these companies target cardiovascular or other medical device applications. In addition, because of the many product possibilities afforded by surface modification technologies, many of the large medical device manufacturers have developed, or are engaged in efforts to develop, internal competency in the area of surface modification and device drug delivery. Many of our existing and potential competitors have greater financial, technical and marketing resources than we have.

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

Manufacturing

We manufacture our surface modification and drug delivery reagents, and our IVD products in our Eden Prairie, Minnesota facility. In certain limited circumstances, we also provide manufacturing services for our customers, including, for example, coating their medical device products that are intended for pre-clinical and clinical development (including human clinical trials), and products that are sold for commercial use by our customers.

We attempt to maintain multiple sources of supply for the key raw materials used to manufacture our products. We do, however, purchase some raw materials from single sources, but we believe that additional sources of supply are readily available. Further, to the extent additional sources of supply are not readily available, we believe that we could manufacture such raw materials.

We follow quality management procedures in accordance with applicable regulations and guidance for the development and manufacture of materials and device, biotechnology or combination products that support clinical trials and commercialization. In an effort to better meet our customers’ needs in this area, our Eden Prairie, Minnesota facility most recently received ISO 13485:2003 and ISO 9001:2008 certification in fiscal 2011 and has received updated certifications as required.

Government Regulation

Although our surface modification and device drug delivery technologies themselves are not directly regulated by the U.S. FDA, the medical devices and biotechnology products incorporating our technologies are required to undergo long, expensive and uncertain regulatory review processes that are governed by the U.S. Food and Drug Administration (“FDA”) and other international regulatory authorities. New medical devices utilizing our technologies can only be marketed in the U.S. after a 510(k) application has been cleared or a pre-market approval application (“PMA”) has been approved by the FDA. This process can take anywhere from several months (e.g., for medical device products seeking regulatory approval under the 510(k) approval process) to several years (e.g., for medical device products seeking regulatory approval under the PMA approval process). The burden of securing regulatory approval typically rests with our customers as the medical device manufacturers. During fiscal 2013, SurModics had multiple customers obtain regulatory clearance with our Serene™ coating platform.

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

Employees

As of December 6, 2013, we had 114 employees. We are not a party to any collective bargaining agreements.

We believe that our future success will depend in part on our ability to attract and retain qualified technical, management and marketing personnel. Such experienced personnel are in high demand, and we must compete for their services with other companies that may be able to offer more favorable compensation packages or benefits.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of December 6, 2013, the names, ages and positions of the Company’s executive officers are as follows:

Name	Age	Position
Gary R. Maharaj	50	President and Chief Executive Officer
Timothy J. Arens	46	Vice President of Corporate Development and Strategy
Andrew D. C. LaFrence	50	Vice President of Finance and Chief Financial Officer
Charles W. Olson	49	Senior Vice President and General Manager, Medical Device
Bryan K. Phillips	42	Senior Vice President, Legal and Human Resources, General Counsel and Secretary
Joseph J. Stich	48	Vice President and General Manager, In Vitro Diagnostics

Gary R. Maharaj joined the Company in December 2010 as President and Chief Executive Officer and was also appointed to the SurModics Board of Directors at such time. Prior to joining SurModics, Mr. Maharaj served as President and Chief Executive Officer of Arizant Inc., a provider of patient temperature management systems in hospital operating rooms, from 2006 to 2010. Previously, Mr. Maharaj served in several senior level management positions for Augustine Medical, Inc. (predecessor to Arizant Inc.) from 1996 to 2006, including Vice President of Marketing, and Vice President of Research and Development. During his approximately 30 years in the medical device industry, Mr. Maharaj has also served in various management and research positions for the orthopedic implant and rehabilitation divisions of Smith & Nephew, PLC. Mr. Maharaj holds an M.B.A. from the University of Minnesota’s Carlson School of Management, an M.S. in biomedical engineering from the University of Texas at Arlington and the University of Texas Southwestern Medical Center at Dallas, and a B.Sc. in Physics from the University of the West Indies.

Timothy J. Arens joined the Company in February 2007 as Director, Business Development and became Senior Director of Financial Planning and Analysis and General Manager, In Vitro Diagnostics in October 2010. He was promoted to Vice President of Finance and Interim Chief Financial Officer in August 2011 and in February 2013 became Vice President Corporate Development and Strategy. Prior to joining SurModics, Mr. Arens was employed at St. Jude Medical, Inc., a medical technology company, from 2003 to 2007, in positions of increasing responsibility related to business development and strategic planning functions. Mr. Arens received a B.S. degree in Finance from the University of Wisconsin Eau Claire in 1989 and an M.B.A. degree from the University of Minnesota’s Carlson School of Management in 1996.

Andrew D. C. LaFrence joined the Company in February 2013 as Vice President of Finance and Chief Financial Officer. Prior to joining SurModics, he served as Chief Financial Officer for CNS Therapeutics from January 2011 to January 2013. Prior to joining CNS, Mr. LaFrence served as interim Chief Financial Officer of International Green Power from July 2010 to January 2011. Mr. LaFrence has approximately 30 years of financial and management experience including 26 years at KPMG LLP where, from 1996 to 2010, he was an audit partner focusing on supporting venture-backed, high-growth medical technology, pharmaceutical, biotech and clean tech private and public companies. Mr. LaFrence is a certified public accountant and received a bachelor’s degree in accounting and a minor in business administration from Illinois State University in 1984.

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

Joseph J. Stich joined the Company in March 2010 as Vice President of Marketing, Corporate Development and Strategy. In August 2011, he became Vice President, Business Operations and General Manager, In Vitro Diagnostics and in September 2013 his role was adjusted to Vice President and General Manager, In Vitro Diagnostics. Before joining SurModics, Mr. Stich was Vice President of Corporate Development for Abraxis BioScience, LLC, a biotechnology company focused on oncology therapeutics, from 2009 to 2010. Prior to joining Abraxis, he was a Vice President for MGI Pharma, Inc., a biopharmaceutical company, from 2005 to 2009. Mr. Stich’s prior experience also includes serving as President/COO of Pharmaceutical Corp. of America (a subsidiary of Publicis Healthcare Specialty Group), and positions of increasing responsibility in sales and marketing at Sanofi-Aventis Pharmaceuticals. He received a B.B.A. degree from the University of Wisconsin — Whitewater in 1988, and an M.B.A. degree from Rockhurst University in Kansas City, Missouri in 1996.

The executive officers of the Company are elected by and serve at the discretion of the Board of Directors. None of our executive officers are related to any other executive officer or any of our directors.

ITEM 1A.	RISK FACTORS.

RISKS RELATING TO OUR BUSINESS, STRATEGY AND INDUSTRY

We are subject to changes in general economic conditions that are beyond our control including recession and declining consumer confidence.

During periods of economic slowdown or recession, many of our customers are forced to delay or terminate some of their product development plans. Because we rely on licensing and commercialization of our technology by third parties, we may be severely impacted by the decreasing R&D budgets of our customers. In addition, in an environment of decreasing R&D spending, sales of our In Vitro Diagnostics products may similarly suffer as a result of the decreased utilization of research-focused products. Any sustained period of decreased R&D spending by our customers and potential customers could adversely affect our financial position, liquidity and results of operations. We may also be affected by a reduction in the amount of products purchased by our diagnostic customers.

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

We have one customer that provided more than 10% of our revenue in fiscal 2013. Revenue from Medtronic represented approximately 19% of our total revenue for the fiscal year ended September 30, 2013 and was generated from multiple products and fields of use. The loss of one or more of our largest customers, or reductions in business from them, could have a material adverse effect on our business, financial condition, results of operations, and cash flow. For example, in June 2011, Cordis announced the cessation of the manufacture of the CYPHER® and CYPHER SELECT® Plus stents by the end of 2011. In July 2011, Cordis terminated the exclusivity arrangements under its license agreement with us for the CYPHER® products which resulted in a termination of the minimum royalty requirements beginning in the first quarter of fiscal 2012. There can be no assurance that revenue from any customer will continue at their historical levels. If we cannot broaden our customer base, we will continue to depend on a small number of customers for a significant portion of our revenue.

The long-term success of our business may suffer if we are unable to expand our licensing base to reduce our reliance upon several major customers.

A significant portion of our revenue is derived from a relatively small number of customers. We intend to continue pursuing a strategy of licensing our technologies to a diversified base of medical device and other customers, thereby expanding the commercialization opportunities for our technologies. A significant portion of our revenue is derived from customer devices used in connection with procedures in cardiovascular, peripheral vascular and other applications. As a result, our business is susceptible to adverse trends in procedures. Further, we may also be subject to adverse trends in specific markets such as the cardiovascular industry, including declines in procedures using our customers’ products. Our success will depend, in part, on our ability to attract new licensees, to enter into agreements for additional applications with existing licensees and to develop technologies for use in applications outside of cardiovascular. There can be no assurance that we will be able to identify, develop and adapt our technologies for new applications in a timely and cost-effective manner; that new license agreements will be executed on terms favorable to us; that new applications will be accepted by customers in our target markets; or that products incorporating newly licensed technology, including new applications, will gain regulatory approval, be commercialized or gain market acceptance. Delays or failures in these efforts could have an adverse effect on our business, financial condition and results of operations.

Surface modification and device drug delivery are competitive markets and carry the risk of technological obsolescence.

We operate in a competitive and evolving field, and new developments are expected to continue at a rapid pace. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products in the field of surface modification and device drug delivery. Our surface modification and device drug delivery technologies compete with technologies developed by a number of other companies. In addition, many medical device manufacturers have developed, or are engaged in efforts to develop, drug delivery or surface modification technologies for use on their own products. Some of our existing and potential competitors (especially medical device manufacturers pursuing coating solutions through their own R&D efforts) have greater financial and technical resources and production and marketing capabilities than us. Competitors may succeed in developing competing technologies or obtaining governmental approval for products before us. Products incorporating our competitors’ technologies may gain market acceptance more rapidly than products using ours. Developments by competitors may render our existing and potential products uncompetitive or obsolete. Furthermore, there can be no assurance that new products or technologies developed by others, or the emergence of new industry standards, will not render our products or technologies or licensees’ products incorporating our technologies uncompetitive or obsolete. Any new technologies that make our drug delivery or surface modification technologies less competitive or obsolete would have a material adverse effect on our business, financial condition and results of operations.

We may face indemnity and other liability claims pursuant to our agreement with Evonik relating to the sale of substantially all of the assets of SurModics Pharmaceuticals segment.

Under the terms of the purchase agreement relating to the Pharma Sale, we have agreed to indemnify Evonik against specified losses that might be incurred in connection with Evonik’s utilization of the acquired assets. We have also agreed to retain responsibility for certain liabilities that may accrue and we have made representations and warranties to Evonik, including matters relating to intellectual property. If Evonik makes an indemnification claim because it has suffered a loss or a third party has commenced an action against it, we may incur expenses to resolve Evonik’s claim or to defend Evonik and ourselves against the third-party action, which expense could harm our operating results. In addition, such indemnity claims may divert management attention from our continuing business. It may also be difficult to determine whether a claim from a third party stemmed from our actions or those of Evonik, and we may expend substantial resources trying to determine which party has responsibility for the claim.

Failure to identify acquisition opportunities or to integrate acquired businesses into our operations successfully may limit our growth.

An important part of our growth in the future may involve the acquisition of complementary businesses or technologies. Our identification of suitable acquisition candidates involves risks inherent in assessing the technology, value, strengths, weaknesses, overall risks and profitability, if any, of acquisition candidates. We may not be able to identify suitable acquisition candidates. If we do not make suitable investments and acquisitions, we may find it more difficult to realize our growth objectives.

The process of integrating acquired businesses into our operations poses numerous risks, including:

•	an inability to assimilate acquired operations, personnel, technology, information systems, and internal control systems and products;

•	a lack of understanding of tax, legal and cultural differences;

•	diversion of management’s attention, including the need to manage several remote locations with a limited management team;

•	difficulties and uncertainties in transitioning the customers or other business relationships from the acquired entity to us; and

•	the loss of key employees of acquired companies.

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

We have recorded a significant amount of goodwill on our balance sheet in connection with previous acquisitions. As of September 30, 2013, we had $8.0 million of goodwill on our consolidated balance sheets related to our IVD business unit. As required by the accounting guidance for goodwill, we evaluate at least annually the potential impairment of goodwill. Testing for impairment of goodwill involves the determination of the fair value of our reporting units. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. We also evaluate other assets on our balance sheet, including strategic investments and intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the assets may be based on fair value appraisals or discounted cash flow models using various inputs. Future impairment of the goodwill or other assets on our balance sheets could materially adversely affect our results of operations.

Research and development costs may adversely affect our operating results.

The success of our business depends on a number of factors, including our continued research and development of new technologies for future commercialization. In recent years, we have spent considerable development and preclinical efforts developing our drug-coated balloon platform. In the first quarter of fiscal 2014, we completed significant preclinical testing of this platform, and throughout the remainder of fiscal 2014 we expect to determine our regulatory pathway and conduct additional related development activities. In researching and developing such new technologies, we may incur significant expenses that may adversely affect our operating results, including our profitability. Additionally, these activities are subject to risks of failure that are inherent in the development of new medical technologies. There can be no assurance that we will be successful in developing new technologies or devices, or that any such technology will be commercialized.

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

A principal element of our business strategy is to enter into licensing arrangements with medical device and other companies that manufacture products incorporating our technologies. For the fiscal years ended September 30, 2013, 2012 and 2011, we derived approximately 53%, 53% and 58% of our revenue, respectively, from royalties and license fees. Although we do market certain diagnostic products and reagents, we do not currently market, distribute or sell our own medical devices or diagnostic immunoassay or molecular tests, nor do we intend to do so in the foreseeable future. Thus, our prospects are greatly dependent on the receipt of royalties from licensees of our technologies. The amount and timing of such royalties are, in turn, dependent on the ability of our licensees to gain successful regulatory approval for, market and sell products incorporating our technologies. Failure of certain licensees to gain regulatory approval or market acceptance for such products could have a material adverse effect on our business, financial condition and results of operations.

Our customers market and sell (and most manufacture) the products incorporating our licensed technologies. If one or more of our licensees fail to pursue the development or marketing of these products as planned, or if they modify their products in a way such that the products no longer incorporate our technology, our revenue and profits may not reach our expectations, or may decline. Additionally, our ability to generate positive operating results in connection with the achievement of development or commercialization milestones may also suffer. For example, in June 2011, Cordis announced the cessation of the manufacture of the CYPHER® and CYPHER SELECT® Plus stents by the end of calendar 2011. In July 2011, Cordis terminated the exclusivity arrangements under its license agreement with us for the CYPHER® products which resulted in a termination of the minimum royalty requirements beginning in the first quarter of fiscal 2012. We do not control the timing and other aspects of the development or commercialization of products incorporating our licensed technologies because our customers may have priorities that differ from ours or their development or marketing efforts may be unsuccessful, resulting in delayed or discontinued products. Hence, the amount and timing of revenue we derive from our customers’ R&D as well as royalty payments received by us will fluctuate, and such fluctuations could have a material adverse effect on our business, financial condition and results of operations.

Under our standard license agreements, licensees can terminate the license for any reason upon 90 days’ prior written notice. Existing and potential licensees have no obligation to deal exclusively with us in obtaining drug delivery or surface modification technologies and may pursue parallel development or licensing of compet-

ing technological solutions on their own or with third parties. A decision by a licensee to terminate its relationship with us could materially adversely affect our business, financial condition and results of operations.

A portion of our IVD business relies on distribution agreements and relationships with various third parties and any adverse change in those relationships could result in a loss of revenue and harm that business.

We sell our IVD products outside of the United States primarily through distributors. Some of our distributors also sell our competitors’ products, and if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. Additionally, we serve as the exclusive North American distributor for DIARECT AG for recombinant human antigens. The success of these arrangements with these third parties depends, in part, on the continued adherence to the terms of our agreements with them. Any disruption in these arrangements will adversely affect our financial condition and results of operations.

We have limited or no redundancy in our manufacturing facilities, and we may lose revenue and be unable to maintain our customer relationships if we lose our production capacity.

We manufacture all of the products we sell in our Eden Prairie, Minnesota facility. If our existing production facility becomes incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenue and we may not be able to maintain our relationships with our customers, including certain of our licensees. In particular, because most of our customers use reagents to create royalty-bearing products, failure by us to deliver products including reagents, could result in decreased royalty revenue, as well as decreased revenue from the sale of products. Without our existing production facility, we would have no other means of manufacturing products until we were able to restore the manufacturing capability at the facility or develop an alternative manufacturing facility. Although we carry business interruption insurance to cover lost revenue and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing customers resulting from our inability to produce products for them.

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

We collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, on our networks. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached resulting from employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, and regulatory penalties, disrupt our operations and the services that we provide to our customers, damage our reputation and cause a loss of confidence in our products and services, any of which could adversely affect our business and competitive position.

RISKS RELATING TO OUR INTELLECTUAL PROPERTY

We may not be able to obtain, maintain or protect proprietary rights necessary for the commercialization of our technologies.

Our success depends, in large part, on our ability to obtain and maintain patents, maintain trade secret protection, operate without infringing on the proprietary rights of third parties and protect our proprietary rights against infringement by third parties. We have been granted U.S. and foreign patents and have U.S. and foreign patent applications pending related to our proprietary technologies. There can be no assurance that any pending patent application will be approved, that we will develop additional proprietary technologies that are patentable, that any patents issued will provide us with competitive advantages or will not be challenged or invalidated by third parties, that the patents of others will not prevent the commercialization of products incorporating our technologies, or that others will not independently develop similar technologies or design around our patents. Furthermore, because we generate a significant amount of our revenue through licensing arrangements, the loss or expiration of patent protection for our licensed technologies will result in a reduction of the revenue derived from these arrangements which may have a material adverse effect on our business, cash flow, results of operations, financial position and prospects.

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

We rely significantly upon proprietary technology, information, processes and know-how that are not subject to patent protection. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, potential licensees, or other parties as well as through other security measures. There can be no assurance that these agreements or any security measure will provide meaningful protection for our unpatented proprietary information. In addition, our trade secrets may otherwise become known or be independently developed by competitors. If we determine that our proprietary rights have been misappropriated, we may seek to enforce our rights which would draw upon our financial resources and divert the time and efforts of our management, and could have a material adverse effect on our business, financial condition and results of operations.

If we or any of our licensees breach any of the agreements under which we have in-licensed intellectual property from others, we could be deprived of important intellectual property rights and future revenue.

We are a party to various agreements through which we have in-licensed or otherwise acquired from third parties rights to certain technologies that are important to our business. In exchange for the rights granted to us under these agreements, we have agreed to meet certain research, development, commercialization, sublicensing, royalty, indemnification, insurance or other obligations. If we or one of our licensees fails to comply with these obligations set forth in the relevant agreement through which we have acquired rights, we may be unable to effectively use, license, or otherwise exploit the relevant intellectual property rights and may be deprived of current or future revenue that is associated with such intellectual property.

RISKS RELATING TO CLINICAL AND REGULATORY MATTERS

We may need to invest in human clinical trials involving our drug-coated balloon platform.

During fiscal 2014, we expect to continue the preclinical testing of our drug-coated balloon platform. We also may choose to invest in human clinical trials intended to evaluate the safety and efficacy of the platform. Our ability to monetize successfully the platform may depend on the success of any clinical trial that we may initiate. Difficulties in connection with the clinical evaluation of our drug-coated balloon platform may prevent or delay us or a partner from obtaining necessary regulatory approvals and threaten our ability to timely or cost-effectively commercialize the platform, if at all.

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

The Patient Protection and Affordable Care Act imposes significant new taxes on medical device makers who make up a significant portion of our customers. The legislation has resulted in a significant total cost increase to the medical device and diagnostic industries, which could have a material, negative impact on both the financial condition of our customers as well as on our customers’ ability to attract financing, their willingness to commit capital to development projects or their ability to commercialize their products utilizing our technology, any of which could have a material adverse effect on our business, financial condition and results of operations. There continues to be substantial risk to our customers, and therefore us, from the uncertainty which continues to surround the future of health care delivery and reimbursement both in the U.S. and abroad.

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

The process of obtaining FDA and other required regulatory approvals is expensive and time-consuming. Historically, most medical devices incorporating our technologies have been subject to the FDA’s 510(k) marketing approval process, which typically lasts from three to nine months. Supplemental or full pre-market approval reviews require a significantly longer period, delaying commercialization. In addition, sales of medical devices outside the U.S. are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile, in large part attributable to developments and circumstances related to factors identified in “Forward-Looking Statements” and “Risk Factors.” The market value of shares of our common stock may rise or fall sharply at any time because of this volatility, as a result of large sales executed by significant holders of our stock, and also because of significant short positions taken by investors from time to time in our stock. In the fiscal year ended September 30, 2013, the sale price for our common stock ranged from $17.36 to $27.98 per share. The market prices for securities of medical technology, drug delivery and biotechnology companies historically have been highly volatile, and the market has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal operations are located in Eden Prairie, a suburb of Minneapolis, Minnesota, where we own a building that has approximately 64,000 square feet of space. All of our segments operate out of this facility. We also own an undeveloped parcel of land adjacent to our principal facility, which we intend to use to accommodate our growth needs, and have leased additional warehouse space near our owned facility. Through December 2013, we also lease office space in Irvine, California, which we vacated and subleased in connection with our March 2010 reorganization.

ITEM 3.	LEGAL PROCEEDINGS.

See the discussion of “Litigation” and the “SRI Litigation” in Note 11 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for information regarding commitments and contingencies.

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

Fiscal Quarter Ended:	High	Low
September 30, 2013	$24.95	$19.55
June 30, 2013	27.98	19.24
March 31, 2013	27.50	22.76
December 31, 2012	22.42	17.36
September 30, 2012	20.99	15.11
June 30, 2012	17.37	13.53
March 31, 2012	16.15	13.30
December 31, 2011	15.00	8.73

Our transfer agent is:

American Stock Transfer & Trust Company

59 Maiden Lane, Plaza Level

New York, New York 10038

(800) 937-5449

According to the records of our transfer agent, as of December 6, 2013, there were 140 holders of record of our common stock and approximately 5,250 beneficial owners of shares registered in nominee or street name.

To date, SurModics has not paid or declared any cash dividends on its common stock. The declaration and payment by SurModics of future dividends, if any, on its common stock will be at the sole discretion of the Board of Directors and will depend on SurModics’ continued earnings, financial condition, capital requirements and other factors that the Board of Directors deems relevant.

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2013, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
7/1/13 — 7/31/13	0	NA	0	$20,000,000
8/1/13 — 8/31/13	125,073	$21.74	125,073	$17,280,325
9/1/13 — 9/30/13	265,580	$21.69	265,280	$11,525,939

Total	390,653	$21.71	390,353	$11,525,938

(1)	The purchases in this column were repurchased by the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called “stock swap exercises” related to the exercise of employee stock options and included shares repurchased as part of our publicly announced program.

(2)	On July 29, 2013, our Board of Directors authorized the repurchase of up to $20.0 million of our outstanding common stock. Through September 30, 2013, we have repurchased 390,353 shares at an average price of $21.71 under the July 2013 authorization and as of September 30, 2013, there remains $11.5 million available to repurchase shares in the future under this authorization. The repurchase authorization does not have a fixed expiration date.

Stock Performance Chart

The following chart compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the Nasdaq Stock Market and the Nasdaq Medical Industry Index (Medical Devices, Instruments and Supplies). The comparison assumes $100 was invested on September 30, 2008 and assumes reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

The data presented below as of and for the fiscal years ended September 30, 2013, 2012 and 2011 is derived from our audited consolidated financial statements included elsewhere in this report. The data as of and for the fiscal year ended September 30, 2010 are derived from our audited financial statements after the effect of the immaterial restatement described in note 2 below, and are not included in this report. The data as of and for the fiscal year ended September 30, 2009 is derived from our audited consolidated financial statements which are not included in this report. The information set forth below should be read in conjunction with the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this report and our consolidated financial statements and related notes beginning on page F-1 and other financial information included in this report.

	Fiscal Year
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Statement of Operations Data(1):
Total revenue	$56,132	$51,928	$52,756	$54,488	$103,336
Operating income from continuing operations	18,820	16,342	15,523	11,991	62,608
Income from continuing operations	14,579	10,129	10,925	1,649	41,253
Income (loss) from discontinued operations	588	102	(29,431)	(21,494)	(3,702)
Net income (loss)	15,167	10,231	(18,506)	(19,845)	37,550
Diluted income (loss) per share:
Continuing operations	$0.99	$0.58	$0.63	$0.09	$2.36
Discontinued operations	0.04	0.01	(1.69)	(1.24)	(0.21)
Net income (loss)	1.03	0.59	(1.06)	(1.14)	2.15
Balance Sheet Data:
Cash, short-term and long-term investments	$58,104	$58,090	$68,197	$56,786	$47,868
Total assets	101,923	104,319	158,026	171,523	185,562
Retained earnings	91,036	75,869	65,638	84,144	103,989
Total stockholders’ equity	93,817	94,988	140,852	155,603	172,372
Statement of Cash Flows Data(1):
Net cash provided by operating activities from continuing operations	$17,781	$17,626	$22,900	$22,468	$29,591

(1)	All periods have been restated to adjust for the classification of our Pharmaceuticals segment as discontinued operations.

(2)	The statement of operations data for fiscal 2010 and the balance sheet data for fiscal 2010, 2011 and 2012 have been restated because of an immaterial restatement to an other-than-temporary impairment charge adjustment regarding a strategic investment. See Note 13 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

SurModics is a leading provider of surface modification and in vitro diagnostic technologies to the healthcare industry. In fiscal 2013, our business performance continued to be driven by growth from our Medical Device hydrophilic coatings royalty revenue, despite current coronary market declines faced by our customers, and from our In Vitro Diagnostics segment from existing products, new product launches as well as the addition of new diagnostic test kit manufacturer customers. In fiscal 2012 our drug delivery royalty and reagent product revenue declined because of Cordis’s 2011 termination of its exclusivity arrangements under one of its license agreements with the Company, notwithstanding increased revenues from customers that launched and expanded usage of licensed medical devices as well as continued activities with other Medical Device customers.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. For financial accounting and reporting purposes, we report our results for the two reportable segments as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device, with end markets that include coronary, peripheral, and neurovascular, and urology, among others, and (2) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic immunoassay and molecular tests and biomedical research applications, with products that include protein stabilization reagents, substrates, antigens and surface coatings. We made this determination based on how we manage our operations and the information provided to our chief operating decision maker who is our Chief Executive Officer.

We derive our revenue from three primary sources: (1) royalties and license fees from licensing our proprietary surface modification and device drug delivery technologies and in vitro diagnostic formats to customers; the vast majority (typically in excess of 90%) of revenue in the “royalties and license fees” category is in the form of royalties; (2) the sale of reagent chemicals to licensees and the sale of stabilization products, antigens, substrates and surface coatings to the diagnostic and biomedical research markets; and (3) research and commercial development fees generated on customer projects. Revenue fluctuates from quarter to quarter depending on, among other factors: our customers’ success in selling products incorporating our technologies; the timing of introductions of licensed products by customers; the timing of introductions of products that compete with our customers’ products; the number and activity level associated with customer development projects; the number and terms of new license agreements that are finalized; and the value of reagent chemicals and other products sold to customers.

As further discussed in Notes 1 and 3 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, in December 2010 we announced that the Board of Directors of the Company authorized management to explore strategic alternatives for our Pharmaceuticals business, including a potential sale of that business. This decision by the Board reflected our focus on returning the Company to profitable growth, and our renewed commitment to pursuing growth opportunities and investments in our Medical Device and In Vitro Diagnostics businesses. On November 1, 2011, we entered into a purchase agreement to sell substantially all of the assets of SurModics Pharmaceuticals to Evonik (the “Pharma Sale”). Under the terms of the purchase agreement, the entire portfolio of products and services of SurModics Pharmaceuticals, including its cGMP development and manufacturing facility located in Birmingham, Alabama, were sold. The sale closed on November 17, 2011. We retained all accounts receivable and the majority of liabilities associated with the SurModics Pharmaceuticals business incurred prior to the closing. The total consideration received from the sale was $30.0 million in cash.

We have reported the Pharmaceuticals segment as discontinued operations beginning in the first quarter of fiscal 2012. Accordingly, all results of operations, cash flows, assets and liabilities of SurModics Pharmaceu-

ticals for all periods presented are classified as discontinued operations. All information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K includes only results from continuing operations (excluding SurModics Pharmaceuticals) for all periods presented, unless otherwise noted.

Overview of Research and Development Activities

We manage our customer-sponsored R&D programs based largely on the requirements of our customers. In this regard, our customers typically establish the various measures and metrics that are used to monitor a program’s progress, including key deliverables, milestones, timelines, and an overall program budget. The customer is ultimately responsible for deciding whether to continue or terminate a program, and does so based on research results (relative to the above measures and metrics) and other factors, including their own strategic and/or business priorities. Customer R&D programs are mainly in our Medical Device segment.

Our internal R&D activities are engaged in the exploration, discovery and application of technologies that solve meaningful problems in the diagnosis and treatment of disease. Our key R&D activities include efforts that support and expand our core offerings. These efforts include completing activities that support the development of our coating technologies that enhance drug-coated balloons. In the second quarter of fiscal 2013, we completed development activities and launched our next generation hydrophilic coating platform which is now commercially available under the tradename SereneTM (formerly referred to as Gen 5). We also launched in July 2013 a new in vitro diagnostic product, StabliZyme ® Protein-Free Stabilizer, which focuses on stabilizing biomolecule activity in assay tests. Additional planned activities include initiation of surface modification experiments that improve medical device performance and developing chemistries to support molecular diagnostic applications.

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

With respect to cost components, R&D expenses consist of labor, materials and overhead costs (for example, utilities, depreciation, and indirect labor) for both customer R&D and internal R&D programs. We manage our R&D organization in a flexible manner, balancing workloads/resources between customer R&D and internal R&D programs primarily based on the level of customer program activity. Therefore, costs incurred for customer R&D and internal R&D can shift as customer activity increases or decreases.

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

Revenue recognition.    Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) shipment has occurred or delivery has occurred if the terms specify destination; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured. When there are additional performance requirements, revenue is recognized when all such requirements have been satisfied. Under revenue arrangements with multiple deliverables, we recognize each separable deliverable as it is earned. We license technology to third parties and collect royalties. Royalty revenue is generated when a customer sells products incorporating our licensed technologies. Royalty revenue is recognized as our licensees report it to us, and payment is typically submitted concurrently with the report. For stand-alone license agreements, up-front license fees are recognized over the term of the related licensing agreement. Minimum royalty fees are recognized in the period earned.

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

Product sales to third parties consist of direct and distributor sales and are recognized at time of shipment. Our sales terms provide no right of return outside of our standard warranty policy. Payment terms are generally set at 30-45 days.

Multiple deliverable revenue arrangements requires us to:

(i) disclose whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii) allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

(iii) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We account for revenue using a multiple attribution model in which consideration allocated to R&D activities is recognized as performed, and milestone payments are recognized when the milestone events are achieved, when such activities and milestones are deemed substantive. Accordingly, in situations where a unit of accounting includes both a license and R&D activities, and when a license does not have stand-alone value, we apply a multiple attribution model in which consideration allocated to the license is recognized ratably, consideration allocated to R&D activities is recognized as performed and milestone payments are recognized when the milestone events are achieved, when such activities and milestones are deemed substantive.

We enter into license and development arrangements that may consist of multiple deliverables which could include a license(s) to our technology, R&D activities, manufacturing services, and product sales based on the customer needs. For example, a customer may enter into an arrangement to obtain a license to our intellectual property which may also include R&D activities, and supply of products manufactured by us. For these services provided, we could receive upfront license fees upon signing of an agreement and granting the license, fees for R&D activities as such activities are performed, milestone payments contingent upon advancement of the product through development and clinical stages to successful commercialization, fees for manufacturing services and supply of product, and royalty payments based on customer sales of product incorporating our technology. Our license and development arrangements generally do not have refund provisions if the customer cancels or terminates the agreement. Typically all payments made are non-refundable.

We are required to evaluate each deliverable in a multiple element arrangement for separability. We are then required to allocate revenue to each separate deliverable using a hierarchy of VSOE, TPE, or ESP. In many instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be a result of us infrequently selling each element separately or having a limited history with multiple element arrangements. When VSOE cannot be established, we attempt to establish a selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately.

When we are unable to establish a selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which SurModics would transact a sale if the product or service were sold on a stand-alone basis. ESP is generally used for highly customized offerings.

We determine ESP for undelivered elements by considering multiple factors including, but not limited to, market conditions, competitive landscape and past pricing arrangements with similar features. The determination of ESP is made through consultation with management, taking into consideration the marketing strategies for each business unit.

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

In fiscal 2013 and 2012 there were no impairment charges relating to our long-lived assets as there were no events or circumstances that occurred that affected the recoverability of such assets.

In the fourth quarter of fiscal 2011, we recognized asset impairment charges totaling $28.1 million associated with our Pharmaceuticals segment which is presented in the operating results of discontinued operations. We wrote down long-lived assets (fixed assets of $23.3 million and intangibles of $4.8 million), associated with our Pharmaceuticals segment, based on the valuation of the assets relative to their carrying value. We had been exploring strategic alternatives for the Pharmaceuticals segment, including a potential sale. The assets of the Pharmaceuticals segment did not qualify as held-for-sale as of September 30, 2011, because we had not committed to a plan to sell at that time. However, our assessment of options available as of September 30, 2011 resulted in a probability-weighted value of expected future cash flows below the carrying value of these assets, which required us to determine the fair value of the long-lived assets of the Pharmaceuticals segment using the probability-weighted value of the expected future cash flows. Asset impairment charges of $28.1 million were recognized based on this assessment. Subsequently, we sold substantially all of the assets of SurModics Pharmaceuticals for $30.0 million on November 17, 2011. See Note 3 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information regarding the sale of substantially all of the assets of the Pharmaceuticals segment.

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

Goodwill is evaluated for impairment based on an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount (Step 0). If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test becomes unnecessary.

The two-step impairment test requires us to compare the fair value of the reporting units to which goodwill was assigned to their respective carrying values (Step 1 of the impairment test). In calculating fair value, we used the income approach as our primary indicator of fair value, with the market approach used as a test of reasonableness. The income approach is a valuation technique under which we estimate future cash flows using the reporting units’ financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. The market approach establishes fair value by comparing us to other publicly traded guideline companies or by analysis of actual transactions of similar businesses or assets sold. The income approach is tailored to the circumstances of our business, and the market approach is completed as a secondary test to ensure that the results of the income approach are reasonable and in line with comparable companies in the industry. The summation of our reporting units’ fair values was compared and reconciled to our market capitalization as of the date of our impairment test.

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

We have determined that our reporting units are our In Vitro Diagnostics operations known as our In Vitro Diagnostics unit which contains our BioFX branded products and our device drug delivery and hydrophilic coatings operations known as our Medical Device unit. The $8.0 million of goodwill at September 30, 2013 and 2012 is related to the In Vitro Diagnostics reporting unit and represents the gross value from our acquisition of BioFX in 2007. Inherent in the determination of fair value of our reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations.

We performed our annual impairment test of goodwill (Step 0) as of August 31, 2013, and did not record any goodwill impairment charges during fiscal 2013 as there were no indicators of impairment associated with the In Vitro Diagnostics reporting unit. We also did not record any goodwill impairment charges related to the In Vitro Diagnostics reporting unit during fiscal 2012 or 2011.

We did incur a goodwill impairment charge of $5.7 million in fiscal 2011 associated with our SurModics Pharmaceuticals subsidiary which is presented as a discontinued operation following the sale of the Pharmaceuticals segment in November 2011. See Note 3 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information on this reporting unit.

Investments.    Investments consist principally of U.S. government and government agency obligations, mortgage-backed securities and corporate and municipal debt securities and are classified as available-for-sale at September 30, 2013 and 2012. Our investment policy requires that no more than 5% of investments be held in any one credit or issue, excluding U.S. government and government agency obligations. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from the consolidated statements of operations and reported in the consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income (loss). This adjustment results in a new cost basis for the investment. Our evaluation of the available-for-sale investments resulted in no loss recognition in fiscal 2013, 2012 or 2011. Investments for which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. When an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity occurs, we write down the security to fair value with a corresponding adjustment to other income (loss). Our strategic investments are subject to other-than-temporary impairment assessment which resulted in impairment losses of $0.2 million and $0.8 million in fiscal 2013 and 2012, respectively. Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in other income (loss). Realized gains and losses from the sales of debt securities, which are included in other income (loss), are determined using the specific identification method. See Notes 2 and 4 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information.

Income tax accruals and valuation allowances.    When preparing the consolidated financial statements, we are required to estimate the income tax obligations in each of the jurisdictions in which we operate. This process involves estimating the actual current tax obligations based on expected income, statutory tax rates and tax planning opportunities in the various jurisdictions. In the event there is a significant unusual or one-time item recognized in the results of operations, the tax attributable to that item would be separately calculated and recorded in the period the unusual or one-time item occurred. Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. As a result, the annual effective tax rate reflected in our results of operations is different than that reported on our tax return (i.e., our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some are temporary differences that will reverse over time, such as depreciation expense on capital assets. These temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years, for which we have already recorded the expense in our consolidated statements of operations. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance against those deferred tax assets. Deferred tax liabilities generally represent items for which we have already taken a deduction in our tax return, but we have not yet recognized the items as expense in our results of operations. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We had total deferred tax assets in excess of total deferred tax liabilities of $6.5 million as of September 30, 2013 and $6.0 million as of September 30, 2012, including valuation allowances of $5.3 million as of September 30, 2013 and $6.5 million as of September 30, 2012. The valuation allowances related to impairment losses on strategic investments were recorded as we do not currently foresee future capital gains within the allowable carryforward and carryback periods to offset these capital losses. As such, no tax benefit has been recorded in the consolidated statements of operations. We are eligible to receive additional proceeds of $4.2 million from the fiscal 2013 sale of Vessix Vascular, Inc. (“Vessix”) depending on achievement of future milestones. If we conclude that it is more likely than not that we will receive these additional proceeds, we will reduce our capital loss carryforward valuation allowance by the lesser of either our capital loss carryforwards or the tax effect of the more than likely realizable sales proceeds. In November 2013 we were notified that a $0.7 million clinical milestone payment will be made to us in December 2013 and we anticipate a reduction of our capital loss carryforward valuation allowance in the first quarter of fiscal 2014.

We applied the accounting guidance associated with uncertain tax positions which define standards for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. The total gross amount of unrecognized tax benefits as of September 30, 2013, 2012 and 2011 was $1.3 million, $1.4 million and $1.6 million, respectively, excluding accrued interest and penalties. Of these unrecognized tax benefits, $1.0 million, $1.0 million and $1.1 million would affect our effective tax rate for fiscal 2013, 2012 and 2011, respectively. Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of September 30, 2013, 2012 and 2011, $0.7 million, $0.8 million and $0.7 million, respectively, of interest and penalties were accrued, excluding the tax benefits of deductible interest. The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax return for fiscal 2010 in the first quarter of fiscal 2012. The IRS completed its examination in the third quarter of fiscal 2012 and a payment was made in the fourth quarter of fiscal 2012 associated with a timing adjustment. The IRS completed an examination of our U.S. income tax return for fiscal 2009 and a payment was made in the third quarter of fiscal 2011 associated with timing adjustments. U.S. income tax returns for years prior to fiscal 2010 are no longer subject to examination by federal tax authorities. For tax returns for state and local jurisdictions, we are no longer subject to examination for tax years generally before fiscal 2003.

In the event that we have determined not to file tax returns with a particular state or local jurisdiction, all years remain subject to examination by the tax authorities. The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution could result in reduced income tax expense. Within the next 12 months, we do not expect that our unrecognized tax benefits will change significantly. See Note 8 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information regarding changes in unrecognized tax benefits during fiscal 2013, 2012 and 2011.

Results of Operations

Years Ended September 30, 2013, 2012 and 2011

Revenue.    Fiscal 2013 revenue was $56.1 million, a $4.2 million, or 8% increase from fiscal 2012 revenue of $51.9 million. Fiscal 2012 revenue decreased $0.8 million, or 2%, from fiscal 2011. The table below provides a summary of each operating segment’s annual revenue for the three-year period ended September 30, 2013.

	For the Year Ended September 30,			Increase/ (Decrease)		Increase/ (Decrease)
(dollars in thousands)	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
Revenue
Medical Device	$41,153	$37,883	$39,606	$3,270	9%	$(1,723)	(4)%
In Vitro Diagnostics	14,979	14,045	13,150	934	7%	895	7%

Total Revenue	$56,132	$51,928	$52,756	$4,204	8%	$(828)	(2)%

Medical Device.    Revenue in Medical Device was $41.2 million in 2013 a 9% increase from $37.9 million in fiscal 2012. Fiscal 2012 revenues represented a 4% decrease from $39.6 million in fiscal 2011. The increase in revenue in 2013 reflected 9% growth in hydrophilic coatings royalties including a one-time royalty catch up payment of $0.6 million and license fee revenue of $0.5 million associated with a customer milestone event. Of our royalty revenue, during fiscal 2013, $5.5 million was generated from an earlier generation of our Photolink technology whose family of patents is expected to expire in November 2015 (in the U.S.) and October 2016 (in certain other countries). While we will retain a majority of this royalty revenue, there will be a royalty rate step down for licensed customers at the time these patents expire. We are actively seeking to migrate customers using this generation of Photolink to our Serene™ coating technologies. The decrease in fiscal 2012 revenue reflected $2.8 million of lower royalty revenue, partially offset by higher R&D revenue. Our royalty and product revenue from Cordis decreased $6.2 million in fiscal 2012 compared with fiscal 2011. Partially offsetting this impact was growth of approximately 10% in our hydrophilic coatings royalties associated with other medical device customers in fiscal 2012.

As we have disclosed in previous filings, Medical Device had historically derived a substantial amount of revenue from royalties and license fees and product sales attributable to Cordis, on its CYPHER® Sirolimus-eluting Coronary Stent. The CYPHER® stent incorporated a proprietary SurModics polymer coating that delivers a therapeutic drug designed to reduce the occurrence of restenosis in coronary artery lesions. The CYPHER® stent faced continuing competition from Boston Scientific, Medtronic and Abbott. In June 2011, Cordis announced the cessation of the manufacture of the CYPHER® and CYPHER SELECT® Plus stents by the end of calendar 2011. In July 2011, Cordis notified us of its intention to terminate the exclusivity arrangements under the license agreement, which also resulted in a termination of the minimum quarterly royalty requirements beginning in the first quarter of fiscal 2012. For the last several years through fiscal 2011, royalty revenue and reagent product sales had decreased as a result of lower CYPHER® stent sales. Beginning with the first quarter of fiscal 2012, the minimum royalty requirements were eliminated and royalty revenue from Cordis is now based on a percentage of CYPHER® sales, if any, until the products are no longer sold.

In Vitro Diagnostics.    In Vitro Diagnostics revenue was $15.0 million in 2013, a 7% increase from $14.0 million in fiscal 2012. Fiscal 2012 revenue represented an increase of 7% from $13.2 million in fiscal 2011. The increase in fiscal 2013 revenue was attributable to a $1.5 million increase in sales of stabilization and antigen products offset primarily by a $0.6 million decrease in microarray slide products. Higher shipments of products drove the revenue increase as there were limited price increases in fiscal 2013. In addition, in certain product lines, there were increased competitive pressures that resulted in decreased pricing during fiscal 2013. The fiscal 2012 increase was attributable to $1.1 million of higher sales of our stabilization, antigens and microarray slide products, partially offset by $0.2 million of lower sales of other products. Higher product units sold drove the revenue increase as there were limited price increases in fiscal 2012.

The following is a summary of major costs and expenses as a percentage of total revenue:

	For the Year Ended September 30,
	2013		2012		2011
(dollars in thousands)	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue
Product costs	$7,898	14%	$7,418	14%	$6,750	13%
Research and development	15,079	27	14,143	27	14,005	27
Selling, general and administrative	13,859	25	14,025	27	14,862	28

Product costs.    Product costs were $7.9 million, $7.4 million and $6.8 million in fiscal 2013, 2012 and 2011, respectively, or 14%, 14% and 13% of total revenue. Product gross margins were 65%, 64% and 67% in fiscal 2013, 2012 and 2011, respectively. An increase in product mix of higher margin products (reagents and stabilization) contributed to the gross margin improvement in fiscal 2013 as well as a benefit from $0.2 million lower manufacturing costs in fiscal 2013 compared with fiscal 2012. The decrease in product gross margins in fiscal 2012 reflected changes in product sales mix compared with 2011, as there were increased levels of lower gross margin antigen product, sold pursuant to a distributor arrangement, compared with prior-year results.

Research and development expenses.    R&D expenses were $15.1 million, $14.1 million and $14.0 million for fiscal 2013, 2012 and 2011, respectively, or 27% of total revenue in each year. The fiscal 2013 increase from fiscal 2012 of $0.9 million, or 7%, was primarily a result of higher spending for our drug-coated balloon development project. Fiscal 2013 R&D expense compared with fiscal 2012 reflected $1.1 million of higher development expenses and $0.2 million of higher compensation and benefit costs partially offset by $0.4 million of lower temporary worker costs. The fiscal 2012 increase of $0.1 million, or 1%, compared with fiscal 2011 was primarily a result of $1.2 million of higher development costs as fiscal 2011 included the recognition of $0.8 million of therapeutic grant income (which was recorded as a reduction of expenses), associated with awards received under the federal qualified therapeutic discovery project program, and $0.7 million of higher temporary labor costs in fiscal 2012, partially offset by $1.2 million of lower compensation costs resulting from our fiscal 2011 restructurings and $0.3 million of lower occupancy costs.

Selling, general and administrative expenses.    Selling, general and administrative (“SG&A”) expenses were $13.9 million, $14.0 million and $14.9 million for fiscal 2013, 2012 and 2011, respectively, or 25%, 27% and 28% of total revenues. The fiscal 2013 decrease of $0.1 million, or 1%, compared with fiscal 2012 was primarily from a $1.0 million recovery of legal fees associated with the SRI litigation and $0.2 million of lower Board of Directors compensation and related expenses principally offset by $0.9 million of higher compensation and benefit costs associated with increased headcount, $0.4 million of higher outside service expenses mainly from professional services costs excluding the recovery of legal fees associated with the SRI litigation costs, $0.2 million from higher occupancy costs, including depreciation and utilities, and $0.1 million of higher marketing costs. The $1.0 million recovery of SRI legal fees included $0.6 million of costs incurred prior to fiscal 2013. The fiscal 2012 decrease of $0.8 million, or 6%, compared with fiscal 2011 was primarily attributable to $1.0 million of lower compensation costs resulting from our fiscal 2011 restructurings. In addition, fiscal 2011 included $0.4 million of non-recurring advisory services expenses. These decreases for fiscal 2012 were partially offset by $0.5 million of costs associated with the repurchase of our common stock through a tender offer and $0.5 million of higher consulting and professional services fees.

Restructuring charges.    The restructuring charges for fiscal 2013 and 2011 described below have been presented separately as restructuring charges in the consolidated statements of operations. During the fiscal year ended September 30, 2012, we did not incur any restructuring charges.

In September 2013 (fiscal 2013), we announced a realignment of our business to enhance focus on key growth initiatives. As a result of the organizational change, we eliminated approximately 6% of our workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the fourth quarter of fiscal 2013. We recorded total pre-tax restructuring charges of $0.5 million in the fourth quarter of fiscal 2013, which consisted of severance pay and benefits expenses. The reorganization plan is expected to produce annualized operating savings of approximately $1.0 million, primarily related to reduced compensation expense in future periods. We plan to reinvest the savings in research and development initiatives in fiscal 2014.

In August 2011 (fiscal 2011), we announced a realignment of our business to optimize our resources according to our strategic plan. As a result of the organizational change, we eliminated approximately 10% of our workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the fourth quarter of fiscal 2011. We recorded total pre-tax restructuring charges of $1.0 million in the fourth quarter of fiscal 2011, which consisted of severance pay and benefits expenses.

In October 2010 (fiscal 2011), we announced initiatives to reduce our cost structure and renew our focus on business units to more closely match operations and cost structure with our customer environment. As a result of the organizational change, we eliminated approximately 8% of our workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the first quarter of fiscal 2011. We recorded total pre-tax restructuring charges of $0.6 million in the first quarter of fiscal 2011, which consisted of severance pay and benefits expenses.

Cash payments associated with the fiscal 2013 restructuring event, the two fiscal 2011 restructuring events and a fiscal 2010 restructuring event totaled $0.3 million during the year ended September 30, 2013, leaving a restructuring accrual balance of $0.4 million at September 30, 2013 which we anticipate paying within the next 12 months.

Other income (loss).    Major classifications of other income (loss) are as follows:

	Year Ended September 30,
(dollars in thousands)	2013	2012	2011
Investment income, net	$268	$540	$627
Gain on sale of strategic investments	1,293	—	—
Other-than-temporary impairment of strategic investments	(158)	(804)	—
Other investment capital gains	137	228	379

Total other income (loss)	$1,540	$(36)	$1,006

Other income (loss) was income of $1.5 million in fiscal 2013 compared with a loss of less than $0.1 million in fiscal 2012 and income of $1.0 million for fiscal 2011. Other income (loss) has fluctuated between the fiscal years as a result of gains and other-than-temporary impairment losses from strategic investments. Fiscal 2013 included a gain of $1.2 million from the sale of our ownership interest in Vessix as well as a $0.1 million gain from the sale of our ownership interest in OctoPlus, N.V. (“OctoPlus”). In fiscal 2013, we also recorded a $0.2 million other-than-temporary impairment loss related to our investments in ViaCyte, Inc and Nexeon MedSystems, Inc. The loss in fiscal 2012 principally reflects a $0.8 million impairment loss on our investment in OctoPlus, based on a significant decline in the stock price of OctoPlus and length of time during fiscal 2012 when the stock price was trading below its previous cost basis. Income from investments was $0.3 million, $0.5 million and $0.6 million for fiscal 2013, 2012 and 2011, respectively. The decrease from year to year primarily reflects slightly lower yields on our investment balances as well as reduced cash balances as a result of our share repurchase activity. In addition, we recognized $0.1 million, $0.2 million and $0.4 million in realized investment gains associated with our investment portfolio in fiscal 2013, 2012 and 2011, respectively.

Income tax provision.    The reconciliation of the statutory U.S. federal tax rate of 35% and our effective tax rate from continuing operations is as follows:

	Year Ended September 30,
	2013	2012	2011
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.4	1.4	2.5
Valuation allowance change	(3.4)	1.9	—
Federal research and development tax credit	(1.6)	—	(0.3)
Discrete item — other	—	—	0.1
Other	(3.0)	(0.4)	(3.4)

Effective tax rate	28.4%	37.9%	33.9%

The difference between the U.S. federal statutory tax rate of 35.0% and our effective tax rate reflects the impact of state income taxes, permanent tax items, valuation allowance changes for capital losses and discrete tax items. The income tax provision associated with continuing operations was $5.8 million, $6.2 million and $5.6 million, respectively, for fiscal 2013, 2012 and 2011 resulting in respective effective tax rates of 28.4%, 37.9% and 33.9%. The most significant variability in our effective tax rate is the result of changes in capital loss valuation allowances resulting from both other-than-temporary impairment losses and gains on the sales of certain strategic investments. We have historically recorded other-than-temporary impairment losses with no income tax effect as it has not been more likely than not that we would generate sufficient capital gains to realize these benefits. Consequently, the OctoPlus, Vessix and available-for-sale securities gains realized during fiscal 2013 resulted in a reduction in capital loss carryforward valuation allowances resulting in no financial statement income tax effects associated with these capital gains. During fiscal 2013, the effective tax rate was reduced by 3.4 percentage points for these capital gains, net of the other-than-temporary impairment losses on the ViaCyte and Nexeon strategic investments. We recorded $0.2 million of retroactive 2012 U.S. research and development tax credit discrete benefits for the period from January 1, 2012 to December 31, 2012 in fiscal 2013 resulting from the January 2013 signing of the American Taxpayer Relief Act of 2012. This reduced our effective rate from continuing operations by 0.7 percentage points in fiscal 2013 and is included within the R&D federal tax credit percentage in the above table.

For fiscal 2012 compared with fiscal 2011, the effective tax rate was increased by 1.9 percentage points from our other-than-temporary impairment loss in OctoPlus, net of our capital gains from the sale of available-for-sale investments and 1.0 percentage point from the impact of nondeductible costs related to our tender offer.

We are eligible to receive additional proceeds of $4.2 million from the Vessix sale depending on achievement of future milestones. If we conclude that it is more likely than not that we will receive these additional proceeds, we will reduce our capital loss carryforward valuation allowance by the lesser of either our capital loss carryforwards or the tax effect of the more than likely realizable sales proceeds. In November 2013 we were notified that a $0.7 million clinical milestone payment will be made to us in December 2013 and we anticipate a reduction of our capital loss carryforward valuation allowance in the first quarter of fiscal 2014.

Discontinued Operations.    The following is a summary of the operating results of SurModics Pharmaceuticals discontinued operations:

	Year Ended September 30,
(in thousands)	2013	2012	2011
Total revenue	$—	$5,297	$15,109

Income (loss) from discontinued operations	$1,136	$2,309	$(43,197)
Income tax (provision) benefit	(548)	(1,133)	13,766

Income (loss) from discontinued operations, net of income taxes	$588	$1,176	$(29,431)

Loss on sale of discontinued operations	$—	$(1,691)	$—
Income tax benefit	—	617	—

Loss on sale of discontinued operations, net of income taxes	$—	$(1,074)	$—

Income (loss) from discontinued operations.    Our discontinued operations income and losses are recorded net of the income tax impact of these transactions. We recorded discontinued operations income of $0.6 million in fiscal 2013 compared with income of $1.1 million in fiscal 2012 and a loss of $29.4 million in fiscal 2011. The fiscal 2013 income includes $1.4 million, pre-tax, from the settlements of recapturable job creation financial incentives provided by the City of Birmingham, Alabama and the State of Alabama offset by an income tax provision resulting from finalization of the fiscal 2012 federal and state income tax returns and adjustment of the recorded fiscal 2012 tax provision.

The Pharmaceuticals segment results in fiscal 2012 include the period from October 1, 2011 to November 17, 2011, the date of the Pharma Sale. Revenue from the Pharmaceuticals segment was $5.3 million and $15.1 million for fiscal 2012 and 2011, respectively, with pre-tax income (loss) from discontinued operations of $2.3 million and $(43.2) million. The loss from discontinued operations for fiscal 2011 included asset impairment charges of $28.1 million, a $5.7 million goodwill impairment charge and restructuring costs of $0.6 million.

Loss on sale of discontinued operations.    Loss on sale of discontinued operations recorded in fiscal 2012 related to the Pharma Sale was $1.1 million ($1.7 million on a pre-tax basis), which was principally related to transaction closing costs.

Segment Operating Results

Operating income for each of our reportable segments, which excludes the results from our Pharmaceuticals segment, was as follows (in thousands):

	For the Year Ended September 30,			Increase/(Decrease)		Increase/(Decrease)
(dollars in thousands)	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
Operating income (loss)
Medical Device	$21,164	$18,431	$19,997	$2,733	15%	$(1,566)	(8)%
In Vitro Diagnostics	4,222	4,542	4,314	(320)	(7)%	228	5%

Total segment operating income	25,386	22,973	24,311	2,413	11%	(1,338)	(6)%
Corporate	(6,566)	(6,631)	(8,788)	65	1%	2,157	25%

Total operating income from continuing operations	$18,820	$16,342	$15,523	$2,478	15%	$819	(5)%

Medical Device.    Operating income was $21.2 million, $18.4 million and $20.0 million in fiscal 2013, 2012 and 2011, respectively. Operating income increased by 15% in fiscal 2013 from fiscal 2012 primarily the result of $2.3 million of higher royalty and license fee revenue. The increase in royalty and license fee revenue also included a one-time royalty catch up payment of $0.6 million and license fee revenue of $0.5 million associated with a customer milestone event. Fiscal 2013 compared with fiscal 2012 generated $0.1 million of higher R&D revenue and $0.8 million of higher reagent product sales. Direct operating expenses were higher by $0.9 million in fiscal 2013 as a result of increases in research and development expenses of $1.2 million, primarily to support the drug-coated balloon development program, offset partially by $0.2 million of lower temporary labor and $0.3 million of lower allocation of corporate expenses. The Medical Device portion of the corporate expense allocation decreased 5% commencing in fiscal 2013. In fiscal 2013 $5.5 million of our royalty revenue was generated from an earlier generation of our Photolink technology whose family of patents is expected to expire in November 2015 (in the U.S.) and October 2016 (in certain other countries). While we will retain a majority of this royalty revenue, there will be a royalty rate step down for licensed customers at the time these patents expire. We are actively seeking to migrate customers using this generation of Photolink to our Serene™ coating technologies.

The decreased operating income in fiscal 2012 from 2011 resulted principally from $6.2 million lower royalty revenue and reagent sales from our license agreement with Cordis related to the CYPHER® and CYPHER SELECT® Plus stents in fiscal 2012 compared with fiscal 2011, partially offset by $4.5 million in increased revenue from our hydrophilic coating license agreements. In addition, in fiscal 2011 there was recognition of $0.8 million in qualified therapeutic grant income. Partially offsetting these factors were lower compensation and occupancy costs in fiscal 2012 of $0.9 million.

In Vitro Diagnostics.    Operating income was $4.2 million, $4.5 million and $4.3 million in fiscal 2013, 2012 and 2011, respectively. Operating income decreased by 7% in fiscal 2013 compared with fiscal 2012 as an increase in sales of $0.9 million and related gross margins of $0.4 million did not offset increased direct costs of $0.2 million and corporate allocated costs of $0.5 million. Product gross margins decreased in fiscal 2013 to 61% from 63% in fiscal 2012 as a result of a change in product mix as there were $0.8 million of higher antigen product sales, pursuant to a distributor arrangement, which sales generate lower gross margins. Direct operating expenses increased $0.2 million in fiscal 2013 compared with fiscal 2012 as headcount and market research expenses increased to support growth initiatives. Allocated corporate costs increased $0.5 million in fiscal 2013 from fiscal 2012. The fiscal 2013 In Vitro Diagnostics’ portion of the corporate allocation increased 3% from fiscal 2012.

Higher product sales of $0.9 million in fiscal 2012 compared with fiscal 2011 were substantially offset by higher product costs, resulting in a minimal increase to operating income compared with the prior-year period. Product gross margins declined to 63% in fiscal 2012 compared with product gross margins of 65% in the prior-year period. Operating expenses were substantially the same in both periods.

Corporate.    The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board of Directors related fees and expenses, that have not been fully allocated to the Medical Device and In Vitro Diagnostics segments. Corporate also includes expenses, such as litigation, which are not specific to a segment and thus not allocated to our operating segments. The unallocated Corporate expense operating loss was $6.6 million, $6.6 million and $8.8 million in fiscal 2013, 2012 and 2011, respectively. Compensation and benefit costs increased in fiscal 2013 from fiscal 2012 by $1.0 million primarily from increased headcount as well as increased recruiting expenses associated with the hiring of our new Chief Financial Officer. Outside service costs decreased from fiscal 2012 to fiscal 2013 by $0.7 million primarily from a $1.0 million recovery of legal fees associated with the SRI litigation matter in the fourth quarter of fiscal 2013. This recovery was principally offset by higher consulting and professional service expenses of $0.3 million and $0.5 million of restructuring charges. Administrative expenses decreased $0.2 million in fiscal 2013 primarily from lower Board of Directors cash compensation and related expenses.

The Corporate expense operating loss was $6.6 million in fiscal 2012, compared with $8.8 million in fiscal 2011. Fiscal 2012 included $1.0 million associated with higher litigation related legal fees, offset partially by $0.6 million of lower compensation costs and a reduction of $0.3 million in advisory services expenses compared with fiscal 2011. Fiscal 2011 included restructuring charges of $1.6 million and $0.4 million of non-recurring advisory services expenses.

Liquidity and Capital Resources

As of September 30, 2013, we had working capital of $29.8 million, a decrease of $3.3 million from September 30, 2012. Our cash, cash equivalents and available-for-sale securities totaled $58.1 million at September 30, 2013 and 2012. Cash, cash equivalents and available-for-sale securities remained unchanged as cash generated by operating results as well as $2.3 million of proceeds received from the sale of two strategic investments were principally offset by share repurchases which totaled $17.8 million in fiscal 2013.

Our investments consist principally of U.S. government and government agency obligations, asset-backed securities, mortgage-backed securities and investment grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. Our investment policy excludes ownership of collateralized mortgage obligations, mortgage-backed derivatives and other derivative securities without prior written approval of the Board of Directors. Our investment policy requires that no more than 5% of investments be held in any one credit or issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while generating an above benchmark (“Merrill Lynch 1-3 Year Government-Corporate Index”) total rate of return on a pre-tax basis. Management plans to continue to direct its investment advisors to manage our securities investments primarily for the safety of principal for the foreseeable future as it continues to assess other investment opportunities and uses of its cash and securities investments, including those described below.

We did not have any outstanding debt nor any credit agreements as of September 30, 2013. Subsequent to September 30, 2013, on November 4, 2013, we entered into a three-year $20.0 million secured revolving credit facility. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based on our leverage ratio. No borrowings have yet been made on the credit facility. Our anticipated liquidity needs for fiscal 2014 may include, but are not limited to, the following: general capital expenditures ranging from $2.2 million to $2.5 million; amounts, if any, related to the Company’s share repurchase program discussed below; and obligations remaining after the Pharma Sale, including indemnification obligations of $2.5 million to Evonik related to contingent consideration payments from the acquisition of assets from PR Pharmaceuticals in November 2008. We believe that our existing cash, cash equivalents and available-for-sale securities, together with our credit facility, will provide liquidity sufficient to fund our operations in the near term. There can be no assurance, however, that our business will continue to generate cash flows at current levels, and disruptions in financial markets or an increase in interest rates may negatively impact our ability to access capital in a timely manner and on attractive terms.

We generated cash flows from operating activities from continuing operations of approximately $17.8 million, $17.6 million and $22.9 million in fiscal 2013, 2012 and 2011, respectively. The following table depicts our cash flows provided by operating activities from continuing operations for fiscal 2013, 2012 and 2011:

	For the Years Ended September 30,
	2013	2012	2011
	(In thousands)
Net income (loss)	$15,167	$10,231	$(18,506)
(Income) loss from discontinued operations	(588)	(1,176)	29,431
Loss on sale of discontinued operations	—	1,074	—
Depreciation and amortization	2,886	2,929	3,159
Stock-based compensation	2,552	2,671	3,650
Deferred taxes	(401)	(728)	(1,283)
Net other operating activities	(857)	609	(255)
Net change in other operating assets and liabilities	(978)	2,016	6,704

Net cash provided by operating activities from continuing operations	$17,781	$17,626	$22,900

Operating Activities.    We had cash flows from operating activities from continuing operations of $17.8 million, $17.6 million and $22.9 million in fiscal 2013, 2012 and 2011, respectively. The fiscal 2013 increase compared with fiscal year 2012 reflected increased generation of cash from operations, a reduction in inventory levels of $0.2 million and an increase in accounts payable and accrued liabilities of $0.2 million offset principally by use of cash for income taxes of $1.1 million and increase in accounts receivable of $0.3 million. Income tax payments totaled $7.1 million and $2.1 million, respectively, in fiscal 2013 and fiscal 2012 driven by the increased taxable income once the Pharmaceuticals segment ceased operations. Net cash provided by operating activities from continuing operations decreased $5.3 million in fiscal 2012 compared with fiscal 2011. The decrease primarily reflects short-term incentive compensation payments made in the first quarter of fiscal 2012 which were related to fiscal 2011 operating results and a $6.2 million decline in royalty revenue and reagent sales from our license agreement with Cordis related to the CYPHER® and CYPHER SELECT® Plus stents in fiscal 2012.

Investing Activities.    We provided (used) cash flows from investing activities from continuing operations of $0.1 million, $29.6 million and $(11.6) million in fiscal 2013, 2012 and 2011, respectively. We invested $1.9 million, $0.8 million and $1.6 million in property and equipment in fiscal 2013, 2012 and 2011, respectively. The property and equipment investment in fiscal 2013 is higher than our investment in fiscal 2012 as we increased spending principally on building improvements of $0.5 million, laboratory and production related equipment of $1.0 million and computer equipment and software of $0.4 million. Further, the lower property and equipment investment in fiscal 2012 is below SurModics’ historical investment levels given the timing of certain investments. Fiscal 2011 investment reflected higher spending associated with the build out of manufacturing space in our Eden Prairie, Minnesota facility to accommodate production of our BioFX branded products. We received cash proceeds aggregating $2.3 million from the sale of our Vessix and OctoPlus strategic investments in fiscal 2013. In fiscal 2012, we received cash from our discontinued operations, associated with the Pharma Sale, which totaled $27.7 million. Fiscal 2011 included $5.7 million of milestone payments associated with the July 2007 SurModics Pharmaceuticals acquisition and $4.8 million of cash transferred to our discontinued operations to fund its operating activities.

Financing Activities.    We (used) provided cash flows from financing activities from continuing operations of $(17.9) million, $(54.9) million and $0.5 million in fiscal 2013, 2012 and 2011, respectively. In January 2013 and July 2013, our Board of Directors authorized the repurchase of up to an aggregate of $30.0 million of our outstanding common stock through open-market purchases, private transactions, block trades, accelerated share repurchase transactions, tender offers, or by any combination of such methods which was in addition to an existing authorization of $0.3 million. During fiscal 2013 we repurchased 795,643 shares for an aggregate of $18.8 million, including $1.0 million in open market repurchases at September 30, 2013, at an average price of $23.64 per share. We have $11.5 million available for future share repurchases as of September 30, 2013. The repurchase authorization does not have a fixed expiration date.

In November 2007, our Board of Directors authorized the repurchase of up to $35.0 million of our outstanding common stock in open-market transactions, private transactions, tender offers or other transactions. In addition, in May 2012, our Board of Directors authorized the repurchase of up to an additional $50.0 million of our outstanding common stock through open-market purchases, private transactions, block trades, accelerated share repurchase transactions, tender offers, or by any combination of such methods. Under the November 2007 and May 2012 authorizations, we had $55.3 million available for repurchases as of June 30, 2012. On August 6, 2012, we commenced a “modified Dutch auction” tender offer to purchase up to $55.0 million in value of our common stock at a price not greater than $19.00 and not less than $17.00 per share. The tender offer period expired on September 5, 2012, resulting in the repurchase of $55.0 million in value of common stock, consisting of 2,894,253 shares at a price of $19.00 per share. See Note 5 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

We also generated $0.4 million, $0.3 million and $0.6 million in fiscal 2013, 2012 and 2011, respectively, from the sale of common stock pursuant to our stock-based compensation arrangements.

Discontinued Operations.    Our Pharmaceuticals discontinued operations used operating cash of $0.1 million, $1.5 million and $2.9 million in fiscal 2013, 2012 and 2011, respectively. Cash used in discontinued operations in the current year related to payments to settle repayment obligations related to an agreement with various government authorities associated with the creation of jobs in Alabama that was a retained liability after the Pharma Sale, and a portion of other accrued balances offset by collection of remaining accounts receivable balances. Cash used in operations in fiscal 2012 was lower than fiscal 2011 principally as a result of fewer months of operations in fiscal 2012 because of the Pharma Sale. Cash provided by investing activities was $29.8 million in fiscal 2012 and related principally to proceeds received from the Pharma Sale in November 2011. Cash used in investing activities in fiscal 2011 of $1.9 million related to investment in property and equipment. Cash used in financing activities in fiscal 2012 of $28.3 million related to transfers of cash to the continuing operations of the Company and consisted principally of cash generated from the Pharma Sale. The $4.9 million source of funds in fiscal 2011 consisted of cash transfers provided by the continuing operations of the Company to the discontinued operations. See Note 3 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Customer Concentrations.    Our licensed technologies provide royalty revenue, which represents the largest revenue stream to us. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic is our largest customer at 19% of total revenue for fiscal 2013. Medtronic has several separately licensed products that generate royalty revenue for SurModics, none of which represented more than 7% of our total revenue. No other individual customer using licensed technology constitutes more than 10% of our total revenue. We realized a significant decrease in our royalty revenue from Cordis in fiscal 2012. Cordis had historically been one of our largest customers. In June 2011, Cordis announced it was ceasing production of the CYPHER® and CYPHER SELECT® Plus stents by the end of calendar 2011. Beginning with the first quarter of fiscal 2012, the minimum royalty requirements were eliminated and royalty revenue from Cordis is now based on a percentage of CYPHER® sales, if any, until the products are no longer sold.

Our licensing agreements with many of our customers, including most of our significant customers, cover many licensed products that each separately generates royalty revenue. This structure reduces the potential risk to our operations that may result from reduced sales (or the termination of a license) of a single product for any specific customer.

Off-Balance Sheet Arrangements and Contractual Obligations.    As of September 30, 2013, we did not have any off-balance sheet arrangements with any unconsolidated entities.

Presented below is a summary of contractual obligations and payments due by period (in thousands). See Note 11 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding the below obligations.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$142	$62	$80	$—	$—
Minimum annual royalty obligation(1)	3,780	270	540	540	2,430

Total	$3,922	$332	$620	$540	$2,430

(1)	Minimum annual royalty obligation relates to payments associated with an in-bound license agreement whereby we pay, at a minimum, 200,000 euros (equivalent to $270,000 using an exchange rate of 1.352 as of September 30, 2013) to gain access to polymer technology which is utilized in a drug delivery customer license. The agreement includes an early termination clause however the future obligations above are presented through September 2027, the remaining term of the agreement, as it is not currently more likely than not that the agreement would be terminated early.

As of September 30, 2013, our gross liability for uncertain tax positions was $2.0 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over an extended period of time or whether a cash settlement of the liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations above.

In addition, we may be required to pay additional cash or stock consideration of up to $13.8 million related to business acquisitions, contingent on future achievement of certain development objectives of the acquired businesses. The timing and amounts are uncertain, thus we are not able to reasonably estimate whether settlement of the contingent liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations above.

New Accounting Pronouncements.

In June 2011, and subsequently amended in December 2011, the FASB issued final guidance on the presentation of comprehensive income. Under the newly issued guidance, the total of comprehensive income, the components of net income, and the components of other comprehensive income may only be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance in the first quarter of fiscal 2013, with comprehensive income shown as a separate consolidated statement immediately following the consolidated statements of operations. Since the new guidance only relates to presentation, its adoption did not impact our financial position, results of operations, or cash flows.

In July 2012, the FASB issued amended guidance which allows an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired thus minimizing the need to calculate annually the fair value of an indefinite-lived intangible asset. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. SurModics adopted the guidance in fiscal 2013 associated with its indefinite-lived BioFX trademark asset with no material impact to our financial position, results of operations, or cash flows.

In February 2013, the FASB issued final guidance on reporting amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income or to other balance sheet accounts as appropriate. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. We prospectively adopted the guidance in the second quarter of fiscal 2013. Since the new guidance only relates to presentation, its adoption did not impact our financial position, results of operations, or cash flows. See Note 10 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information.

In July 2013, the FASB issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar to a tax loss, or tax credit carryforward exits. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset when a net operating loss carryforward, or similar tax loss, or tax credit carryforward exits, with certain exceptions. This accounting guidance is effective prospectively for us beginning in the first quarter of fiscal 2015, with early adoption permitted. While we are currently evaluating the impact, its adoption is not expected to have a material impact on our financial position, results of operation or cash flows.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of U.S. government and government agency obligations, agency and commercial mortgage-backed securities and investment-grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $0.8 million decrease in the fair value of our available-for-sale securities as of September 30, 2013, but would have no material impact on the results of operations or cash flows.

Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because our inventory exposure is not material.

Although we conduct business in foreign countries, our international operations consist primarily of sales of reagent and stabilization chemicals. Additionally, all sales transactions are denominated in U.S. dollars. We generate royalty revenue from the sale of customer products in foreign jurisdictions. Royalties generated in foreign jurisdictions by customers are converted and paid in U.S. dollars per contractual terms. Given the diverse nature of our customers’ products and international operations, changes in foreign currencies are not expected to materially impact our operating results. A limited number of our purchasing transactions are denominated in foreign currencies and they are converted to U.S. dollars. These purchasing transactions are not material to our operating results. Accordingly, we do not expect to be subject to material foreign currency risk with respect to future costs or cash flows from our foreign sales. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated balance sheets as of September 30, 2013 and 2012 and the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2013, together with Report of Independent Registered Public Accounting Firm and related footnotes (including selected unaudited quarterly financial data) begin on page F-1 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

1.	Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013, to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

2.	Internal Control over Financial Reporting.

a. Management’s Report on Internal Control Over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of September 30, 2013, our internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued the attestation report below regarding the Company’s internal control over financial reporting.

b. Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SurModics, Inc.

Eden Prairie, Minnesota

We have audited the internal control over financial reporting of SurModics, Inc. and subsidiaries’ (the “Company’s”) as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2013 of the Company and our report dated December 11, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

December 11, 2013

c. Changes in Internal Controls Over Financial Reporting.

As previously reported, including most recently under “Item 4 — Controls and Procedures” in our quarterly report on Form 10-Q for the quarter ended June 30, 2013, management concluded that our internal control over financial reporting was not effective at such time because the previously disclosed material weakness arising from a deficiency in controls with respect to the evaluation of non-routine events or transactions had not yet been remediated. Management has remediated this material weakness since the filing of that report. Specifically, during the fiscal year ended September 30, 2013, we implemented further enhancements to the controls in fiscal 2013 with the following changes in processes and controls within our accounting function:

•	We enhanced quarterly meetings to discuss and identify unique events that occurred as an additional detection activity related to non-routine events or transactions;

•

We changed our internal control procedures related to the evaluation of non-routine events or transactions to require that such events are prepared and reviewed by individuals with an appropriate level of accounting expertise;

•	We assess non-routine events or transactions and if necessary engage an independent accounting advisor to assist with management’s evaluation and accounting conclusion; and

•	We initiated assessment and continued to assess the continuing effects of significant historical non-routine events or transactions on our financial statements.

ITEM 9B.	OTHER INFORMATION.

The consolidated balance sheets included in this Annual Report on Form 10-K have been corrected to reflect a $1.2 million adjustment to increase the carrying value of the Company’s strategic investments, included in other assets, net, total assets, retained earnings and total stockholders’ equity. This adjustment corrects and reduces an other-than-temporary impairment charge recognized in the fiscal year ended September 30, 2010, which was previously recorded during the fiscal fourth quarter ended September 30, 2010. The original other-than-temporary impairment charge did not sufficiently consider information available to the Company prior to the issuance of the Company’s financial statements for the fiscal year ended September 30, 2010. Specifically, the impact of consideration to be received from the proposed sale of a subsidiary of a strategic investment to an unrelated third party had not been considered in evaluating the value of the strategic investment. Management has evaluated the amount and nature of the adjustment and concluded that it is not material to either the previously reported annual or quarterly financial statement results of operations, total assets or stockholders’ equity.

For the fiscal year ended September 30, 2010, the correction increased income from continuing operations and decreased net loss by $1.2 million. There was no tax impact from this correction as the original other-than-temporary impairment charge included recognition of a tax valuation allowance which was reversed with this adjustment. There was no impact on income from continuing operations in any other periods presented in this Annual Report on Form 10-K. The September 30, 2012 balance sheet presented herein has been corrected in this filing. For more information, see Note 13 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 relating to directors, our audit committee, the nature of changes, if any, to procedures by which our shareholders may recommend nominees for directors, our code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Ethics and Business Conduct,” “Corporate Governance — Corporate Governance and

Nominating Committee; Procedures and Policy” and “Audit Committee Report,” which appear in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders. The information required by Item 10 relating to executive officers appears in Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation and Other Information,” “Compensation Discussion and Analysis,” “Director Compensation During Fiscal 2013” and “Organization and Compensation Committee Report,” which appear in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to the sections entitled “Principal Shareholders,” and “Management Shareholdings” which appear in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table provides information related to the Company’s equity compensation plans in effect as of September 30, 2013:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,721,784	(1)	$18.83	(1)	1,352,392	(2)
Equity compensation plans not approved by shareholders	0		N/A		0

Total	1,721,784		$18.83		1,352,392

(1)	Excludes shares that may be issued under the Company’s amended and restated 1999 Employee Stock Purchase Plan, but includes amounts reserved for previously-granted restricted stock and performance share awards under the 2009 Equity Incentive Plan.

(2)	Includes 1,267,137 shares available for future issuance under the 2009 Equity Incentive Plan. There are 85,255 shares available under the amended and restated 1999 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated herein by reference to the sections entitled “Corporate Governance — Related Person Transaction Approval Policy” and “Corporate Governance — Majority of Independent Directors; Committees of Independent Directors,” which appear in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated herein by reference to the section entitled “Audit Committee Report,” which appears in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders.

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

SurModics, Inc.

Valuation and Qualifying Accounts

(In thousands)

Description(1)	Balance at Beginning of Period	Additions Charged (Credited) to Expenses	Deductions From Reserves		Balance at End of Period
Year Ended September 30, 2011:
Allowance for doubtful accounts	$25	$79	$72	(a)	$32

Restructuring accrual	$1,183	$1,616	$1,819	(b)	$980

Year Ended September 30, 2012:
Allowance for doubtful accounts	$32	$13	$5	(a)	$40

Restructuring accrual	$980	$—	$788	(b)	$192

Year Ended September 30, 2013:
Allowance for doubtful accounts	$40	$(11)	$3	(a)	$26

Restructuring accrual	$192	$476	$252	(b)	$416

(1)	Includes accounts associated with continuing operations.

(a)	Uncollectible accounts written off and adjustments to the allowance.

(b)	Adjustments to the accrual account reflect payments or non-cash charges associated with the accrual.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURMODICS, INC.

By:	/s/ Gary R. Maharaj

Gary R. Maharaj
President and Chief Executive Officer

Dated: December 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities, and on the dates indicated.

(Power of Attorney)

Each person whose signature appears below authorizes GARY R. MAHARAJ or ANDREW D.C. LAFRENCE, and constitutes and appoints said persons as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, authorizing said persons and granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Gary R. Maharaj Gary R. Maharaj	President and Chief Executive Officer (principal executive officer) and Director	December 11, 2013

/s/ Andrew D.C. LaFrence Andrew D.C. LaFrence	Vice President of Finance and Chief Financial Officer (principal financial officer)	December 11, 2013

/s/ Mark A. Lehman Mark A. Lehman	Corporate Controller (principal accounting officer)	December 11, 2013

/s/ Robert C. Buhrmaster Robert C. Buhrmaster	Chairman of the Board of Directors	December 11, 2013

/s/ José H. Bedoya José H. Bedoya	Director	December 11, 2013

/s/ John W. Benson John W. Benson	Director	December 11, 2013

Signature	Title	Date

/s/ Mary K. Brainerd Mary K. Brainerd	Director	December 11, 2013

/s/ David R. Dantzker, M.D. David R. Dantzker, M.D.	Director	December 11, 2013

/s/ Gerald B. Fischer Gerald B. Fischer	Director	December 11, 2013

/s/ Susan E. Knight Susan E. Knight	Director	December 11, 2013

/s/ Scott R. Ward Scott R. Ward	Director	December 11, 2013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended September 30, 2013

SURMODICS, INC.

Exhibit
2.1	Agreement of Merger, dated January 18, 2005, with InnoRx, Inc. — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 18, 2005, SEC File No. 0-23837.
2.2	Stock Purchase Agreement, dated July 31, 2007, between SurModics, Inc. and Southern Research Institute — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 31, 2007, SEC File No. 0-23837.
2.3	Asset Purchase Agreement by and among SurModics, Inc., SurModics Pharmaceuticals, Inc., and Evonik Degussa Corporation dated as of November 1, 2011 — incorporated by reference to Exhibit 2.1 to the Company’s 8-K dated November 7, 2011, SEC File No. 0-23837.
3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837.
3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 — incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.
10.1*	Form of officer acceptance regarding employment/compensation — incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, SEC File No. 0-23837.
10.2*	2003 Equity Incentive Plan (as amended and restated December 13, 2005) (adopted December 13, 2005 by the board of directors and approved by the shareholders on January 30, 2006) — incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 3, 2006, SEC File No. 0-23837.
10.3*	Form of SurModics, Inc. 2003 Equity Incentive Plan Non-qualified Stock Option Agreement — incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.4*	Form of SurModics, Inc. 2003 Equity Incentive Plan Incentive Stock Option Agreement — incorporated by reference to Exhibit 99.2 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.5*	Form of SurModics, Inc. 2003 Equity Incentive Plan Restricted Stock Agreement — incorporated by reference to Exhibit 99.3 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.6*	Form of SurModics, Inc. 2003 Equity Incentive Plan Performance Share Award Agreement — incorporated by reference to Exhibit 99.4 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.7*	Form of SurModics, Inc. 2003 Equity Incentive Plan Performance Unit Award (cash settled) Agreement — incorporated by reference to Exhibit 99.5 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.8*	Form of SurModics, Inc. 2003 Equity Incentive Plan Restricted Stock Unit Agreement — incorporated by reference to Exhibit 99.6 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.9*	Form of SurModics, Inc. 2003 Equity Incentive Plan Stock Appreciation Rights (cash settled) Agreement — incorporated by reference to Exhibit 99.7 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.

Exhibit
10.10*	Form of SurModics, Inc. 2003 Equity Incentive Plan Stock Appreciation Rights (stock settled) Agreement — incorporated by reference to Exhibit 99.8 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.11*	Form of Incentive Stock Option Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.2 to the Company’s 8-K filed February 12, 2010, SEC File No. 0- 23837.
10.12*	Form of Non-Statutory Stock Option Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.3 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.
10.13*	Form of Performance Share Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.4 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.
10.14*	Form of Restricted Stock Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.5 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.
10.15*	SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 7, 2010, SEC File No. 0-23837.
10.16*	SurModics, Inc. 1999 Employee Stock Purchase Plan (as amended and restated November 30, 2009) — incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 7, 2010, SEC File No. 0-23837.
10.17*	The Company’s Board Compensation Policy, Amended and Restated as of May 21, 2012 — incorporated by reference to Exhibit (d)(14) to the Company’s Schedule TO filed on August 6, 2012, SEC File No. 0-23837.
10.18*	Offer Letter dated as of December 14, 2010 (in favor of Gary R. Maharaj executed by SurModics, Inc.) — incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on February 4, 2011, SEC File No. 0-23837.
10.19*	Severance Agreement by and between Gary R. Maharaj and SurModics, Inc. dated as of December 14, 2010 – incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on February 4, 2011, SEC File No. 0-23837.
10.20*	Change of Control Agreement with Timothy J. Arens dated February 9, 2012 — incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 10, 2012, SEC File No. 0-23837.
10.21*	Change of Control Agreement with Charles W. Olson dated February 9, 2012 — incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 10, 2012, SEC File No. 0-23837.
10.22*	Change of Control Agreement with Bryan K. Phillips dated February 9, 2012 — incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 10, 2012, SEC File No. 0-23837.
10.23*	Change of Control Agreement with Joseph J. Stich dated February 9, 2012 — incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 10, 2012, SEC File No. 0-23837.
10.24*	Offer Letter dated as of December 17, 2012 (in favor of Andrew D.C. LaFrence executed by SurModics, Inc.) — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2012, SEC File No. 0-23837.
10.25*	Change of Control Agreement by and between Andrew D.C. LaFrence and SurModics, Inc. dated as of December 17, 2012 — incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2012, SEC File No. 0-23837.
10.26*	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2013, SEC File No. 0-23837.

Exhibit
10.27*	Form of Deferred Stock Unit Master Agreement (Quarterly Awards) for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2013, SEC File No. 0-23837.
10.28	Joint Defense Privileged Settlement and Release Agreement dated July 30, 2013 — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2013, SEC File No. 0-23837.
10.29	Credit Agreement dated November 4, 2013, by and between SurModics, Inc., and Wells Fargo Bank, National Association — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2013, SEC File No. 0-23837.
21	Subsidiaries of the Registrant.**
23	Consent of Deloitte & Touche LLP.**
24	Power of Attorney (included on signature page of this Form 10-K).**
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

**	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SurModics, Inc.

Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of SurModics, Inc. and subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SurModics, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

December 11, 2013

SurModics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30

	2013	2012
	(In thousands, except share and per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$15,495	$15,540
Available-for-sale securities	10,212	14,117
Accounts receivable, net of allowance for doubtful accounts of $26 and $40 as of September 30, 2013 and 2012, respectively	5,332	5,069
Inventories	3,328	3,524
Deferred tax assets	506	219
Prepaids and other	860	603
Current assets of discontinued operations	46	883

Total Current Assets	35,779	39,955
Property and equipment, net	12,845	13,610
Available-for-sale securities	32,397	28,433
Deferred tax assets	6,038	5,806
Intangible assets, net	3,688	4,430
Goodwill	8,010	8,010
Other assets, net	3,166	4,075

Total Assets	$101,923	$104,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$954	$1,657
Accrued liabilities:
Compensation	2,271	2,319
Accrued other	1,149	1,066
Share repurchase accrual	1,004	—
Deferred revenue	43	47
Restructuring and other current liabilities	416	170
Current liabilities of discontinued operations	139	1,640

Total Current Liabilities	5,976	6,899
Deferred revenue, less current portion	160	185
Other long-term liabilities	1,970	2,247

Total Liabilities	8,106	9,331

Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Series A preferred stock — $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $.05 par value, 45,000,000 shares authorized; 13,891,402 and 14,656,806 shares issued and outstanding, respectively	695	733
Additional paid-in capital	2,028	18,346
Accumulated other comprehensive income	58	40
Retained earnings	91,036	75,869

Total Stockholders’ Equity	93,817	94,988

Total Liabilities and Stockholders’ Equity	$101,923	$104,319

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended September 30

	2013	2012	2011
	(In thousands, except
	per share data)
Revenue:
Royalties and license fees	$29,774	$27,445	$30,385
Product sales	22,506	20,742	20,150
Research and development	3,852	3,741	2,221

Total revenue	56,132	51,928	52,756

Operating costs and expenses:
Product costs	7,898	7,418	6,750
Research and development	15,079	14,143	14,005
Selling, general and administrative	13,859	14,025	14,862
Restructuring charges	476	—	1,616

Total operating costs and expenses	37,312	35,586	37,233

Operating income from continuing operations	18,820	16,342	15,523

Other income (loss):
Investment income, net	268	540	627
Impairment losses on strategic investments	(158)	(804)	—
Gains on sale of strategic investments	1,293	—	—
Other income, net	137	228	379

Other income (loss)	1,540	(36)	1,006

Income from continuing operations before income taxes	20,360	16,306	16,529
Income tax provision	(5,781)	(6,177)	(5,604)

Income from continuing operations	14,579	10,129	10,925

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	588	1,176	(29,431)
Loss on sale of discontinued operations, net of income taxes	—	(1,074)	—

Income (loss) from discontinued operations	588	102	(29,431)

Net income (loss)	$15,167	$10,231	$(18,506)

Basic income (loss) per share:
Continuing operations	$1.01	$0.58	$0.63
Discontinued operations	0.04	0.01	(1.69)
Net income (loss)	$1.05	$0.59	$(1.06)
Diluted income (loss) per share:
Continuing operations	$0.99	$0.58	$0.63
Discontinued operations	0.04	0.01	(1.69)
Net income (loss)	$1.03	$0.59	$(1.06)
Weighted average number of shares outstanding:
Basic	14,464	17,318	17,419
Diluted	14,731	17,431	17,462

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended September 30

	2013	2012	2011
	(In thousands)
Net income (loss)	$15,167	$10,231	$(18,506)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	235	335	(804)
Reclassification adjustment for realized gains included in net income (loss)	(217)	(142)	(235)

Other comprehensive income (loss)	18	193	(1,039)

Comprehensive income (loss)	$15,185	$10,424	$(19,545)

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
	(In thousands)
Balance at September 30, 2010	17,424	$871	$69,702	$886	$84,144	$155,603
Net loss	—	—	—	—	(18,506)	(18,506)
Other comprehensive loss, net of tax	—	—	—	(1,039)	—	(1,039)
Issuance of common stock	55	3	571	—	—	574
Purchase of common stock to pay employee taxes	52	3	(43)	—	—	(40)
Excess tax benefit from stock-based compensation plans	—	—	8	—	—	8
Stock-based compensation	—	—	4,252	—	—	4,252

Balance at September 30, 2011	17,531	877	74,490	(153)	65,638	140,852
Net income	—	—	—	—	10,231	10,231
Other comprehensive income, net of tax	—	—	—	193	—	193
Issuance of common stock	26	1	270	—	—	271
Common stock repurchased	(2,894)	(145)	(54,846)	—	—	(54,991)
Common stock options exercised, net	10	1	72	—	—	73
Purchase of common stock to pay employee taxes	(16)	(1)	(235)	—	—	(236)
Reduction or adjustment of tax benefit from stock-based compensation plans	—	—	(4,138)	—	—	(4,138)
Stock-based compensation	—	—	2,733	—	—	2,733

Balance at September 30, 2012	14,657	733	18,346	40	75,869	94,988
Net income	—	—	—	—	15,167	15,167
Other comprehensive income, net of tax	—	—	—	18	—	18
Issuance of common stock	20	1	274	—	—	275
Common stock repurchased	(796)	(40)	(18,769)	—	—	(18,809)
Common stock options exercised, net	10	1	143	—	—	144
Purchase of common stock to pay employee taxes	—	—	(41)	—	—	(41)
Reduction of excess tax benefit from stock-based compensation plans	—	—	(477)	—	—	(477)
Stock-based compensation	—	—	2,552	—	—	2,552

Balance at September 30, 2013	13,891	$695	$2,028	$58	$91,036	$93,817

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30

	2013	2012	2011
	(In thousands)
Operating Activities:
Net income (loss)	$15,167	$10,231	$(18,506)
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
(Income) loss from discontinued operations	(588)	(1,176)	29,431
Loss on sale of discontinued operations	—	1,074	—
Depreciation and amortization	2,886	2,929	3,159
Gains on sales of available-for-sale securities, net and strategic investments	(1,430)	(228)	(380)
Impairment losses on strategic investments	158	804	—
Amortization of premium on held-to-maturity securities	—	31	93
Stock-based compensation	2,552	2,671	3,650
Deferred taxes	(492)	(728)	(1,283)
Reduction of tax benefit from stock-based compensation plans	477	38	4
(Gain) loss on disposals of property and equipment	(62)	(36)	28
Change in operating assets and liabilities:
Accounts receivable	(263)	(685)	1,873
Inventories	196	(343)	(954)
Prepaids and other	(40)	15	250
Accounts payable and accrued liabilities	238	(2,663)	570
Income taxes	(989)	5,734	5,016
Deferred revenue	(29)	(42)	(51)

Net cash provided by operating activities from continuing operations	17,781	17,626	22,900

Investing Activities:
Purchases of property and equipment	(1,919)	(763)	(1,551)
Cash proceeds from sale of property and equipment	77	—	—
Purchases of available-for-sale securities	(45,053)	(43,840)	(50,926)
Sales and maturities of available-for-sale securities	44,853	43,556	50,364
Maturities of held-to-maturity securities	—	3,000	1,000
Payments related to a prior business acquisition	—	—	(5,650)
Cash received from sale of strategic investments	2,236	—	—
Cash (transferred to) received from discontinued operations	(116)	27,665	(4,841)

Net cash provided by (used in) investing activities from continuing operations	78	29,618	(11,604)

Financing Activities:
Reduction of tax benefit from stock-based compensation plans	(477)	(38)	(4)
Issuance of common stock	419	344	574
Repurchase of common stock	(17,805)	(54,991)	—
Purchases of common stock to pay employee taxes	(41)	(236)	(40)

Net cash (used in) provided by financing activities from continuing operations	(17,904)	(54,921)	530

Net cash provided by (used in) continuing operations	(45)	(7,677)	11,826

Discontinued Operations:
Net cash used in operating activities	(116)	(1,514)	(2,945)
Net cash provided by (used in) investing activities	—	29,817	(1,908)
Net cash provided by (used in) financing activities	116	(28,303)	4,853

Net cash provided by discontinued operations	—	—	—

Net change in cash and cash equivalents	(45)	(7,677)	11,826
Cash and Cash Equivalents:
Beginning of year	15,540	23,217	11,391

End of year	$15,495	$15,540	$23,217

Supplemental Information:
Cash paid (received) for income taxes	$7,115	$2,060	$(398)
Noncash transactions — acquisition of property and equipment on account	$26	$553	$104
Noncash transactions — share repurchase accrual	$1,004	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

1.	Description

SurModics, Inc. and subsidiaries (“SurModics” or “the Company”) is a leading provider of surface modification and in vitro diagnostic technologies to the healthcare industry. The Company derives its revenue from three primary sources: (1) royalties and license fees from licensing its proprietary drug delivery and surface modification technologies and in vitro diagnostic formats to customers; (2) the sale of reagent chemicals to licensees and the sale of stabilization products, antigens, substrates and surface coatings to the diagnostic and biomedical research markets; and (3) research and development fees generated on customer projects.

Basis of Presentation

The consolidated financial statements include all accounts and wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”). All significant inter-company transactions have been eliminated.

Beginning in the first quarter of fiscal 2012, the results of operations, cash flows, assets and liabilities of SurModics Pharmaceuticals, Inc. (“SurModics Pharmaceuticals”), which were previously reported as the Pharmaceuticals segment as a separate operating segment, are classified as discontinued operations. All information in the following notes to the consolidated financial statements includes only results from continuing operations (excluding SurModics Pharmaceuticals) for all periods presented, unless otherwise noted. See Note 3 for additional information regarding discontinued operations.

2.	Summary of Significant Accounting Policies and Select Balance Sheet Information

Cash and Cash Equivalents

Cash and cash equivalents consist of financial instruments with original maturities of three months or less and are stated at cost which approximates fair value.

Investments

Investments consist principally of U.S. government and government agency obligations, mortgage-backed securities and corporate and municipal debt securities and are classified as available-for-sale at September 30, 2013 and 2012. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from the consolidated statements of operations and reported in the consolidated statements of comprehensive income (loss) as well as a separate component of stockholders’ equity in the consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income (loss). This adjustment results in a new cost basis for the investment. Investments for which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. When an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity occurs, the Company writes down the security to fair value with a corresponding adjustment to other income (loss). Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in other income (loss). Realized gains and losses from the sales of debt securities, which are included in other income (loss), are determined using the specific identification method.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities as of September 30 were as follows (in thousands):

	2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$22,889	$28	$(27)	$22,890
Mortgage-backed securities	8,149	118	(51)	8,216
Municipal bonds	3,049	15	(5)	3,059
Asset-backed securities	3,539	6	(8)	3,537
Corporate bonds	4,896	17	(6)	4,907

Total	$42,522	$184	$(97)	$42,609

	2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$28,641	$213	$—	$28,854
Mortgage-backed securities	2,896	129	(26)	2,999
Municipal bonds	3,178	35	—	3,213
Asset-backed securities	613	—	(15)	598
Corporate bonds	6,858	28	—	6,886

Total	$42,186	$405	$(41)	$42,550

As of September 30, 2013, the Company concluded that the unrealized losses related to the available-for-sale securities shown above were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of their amortized cost.

The amortized cost and fair value of investments by contractual maturity at September 30, 2013 were as follows (in thousands):

	Amortized Cost	Fair Value
Debt securities due within:
One year	$10,200	$10,212
One to five years	22,754	22,782
Five years or more	9,568	9,615

Total	$42,522	$42,609

The following table summarizes sales of available-for-sale securities for the years ended September 30, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Proceeds from sales	$44,853	$43,556	$50,364
Gross realized gains	$179	$229	$384
Gross realized losses	$(43)	$(1)	$(4)

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

During the second quarter of fiscal 2012, all remaining held-to-maturity debt securities matured. Therefore, there were no held-to-maturity debt securities at September 30, 2013 or 2012.

Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components as of September 30 (in thousands):

	2013	2012
Raw materials	$1,378	$1,479
Finished products	1,950	2,045

Total	$3,328	$3,524

Property and Equipment

Property and equipment are stated at cost, less any impairment, and are depreciated using the straight-line method over the estimated useful lives of the assets. The Company recorded depreciation expense of $2.1 million, $2.2 million and $2.4 million for the years ended September 30, 2013, 2012 and 2011, respectively.

The September 30, 2013 and 2012 balances in construction-in-progress include the cost of enhancing the capabilities of the Company’s Eden Prairie, Minnesota facility. As assets are placed in service, construction-in-progress is transferred to the specific property and equipment categories and depreciated over the estimated useful lives of the assets.

Property and equipment consisted of the following components as of September 30 (in thousands):

	Useful Life	2013	2012
	(In years)
Land		$4,359	$4,359
Laboratory fixtures and equipment	3 to 10	13,594	13,004
Buildings and improvements	3 to 20	15,124	14,702
Office furniture and equipment	3 to 10	3,592	3,370
Construction-in-progress		529	848
Less accumulated depreciation		(24,353)	(22,673)

Property and equipment, net		$12,845	$13,610

Other Assets

Other assets consisted principally of strategic investments as of September 30 as follows (in thousands):

	2013	2012
OctoPlus N.V.	$—	$718
Nexeon MedSystems, Inc.	—	29
CeloNova BioSciences, Inc. .	1,500	1,500
ThermopeutiX, Inc.	1,185	1,185
ViaCyte, Inc.	479	559
Other	2	84

Other assets, net	$3,166	$4,075

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company accounts for all of its strategic investments under the cost method as of September 30, 2013. The Company accounted for its investment in OctoPlus N.V. (“OctoPlus”) common stock, whose shares were traded on the Euronext Amsterdam Stock Exchange, as an available-for-sale investment. Available-for-sale investments are reported at fair value with unrealized gains and losses, net of tax, reported in the consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings, recorded in the other income section of the consolidated statements of operations, and which result in a new cost basis for the investment. In the second quarter of fiscal 2012, the Company recognized an other-than- temporary impairment loss on a strategic investment totaling $0.8 million based on a significant decline in the stock price of OctoPlus and length of time the stock price had been trading below the previous cost basis of $1.7 million. The cost basis in the Company’s investment in OctoPlus was $0.9 million as of September 30, 2012. In October 2012, OctoPlus received a tender offer from Dr. Reddy’s Laboratories Ltd. to purchase all issued and outstanding ordinary shares of OctoPlus at an offer price of €0.52 per share. In the second quarter of fiscal 2013, the Company sold its investment and recorded a pre-tax gain of approximately $0.1 million.

The Company has invested a total of $6.5 million in Nexeon MedSystems, Inc. (“Nexeon”), a privately-held West Virginia-based medical technology company, commencing in July 2007 and has recognized losses under the equity method of accounting as well as other-than-temporary impairment losses of $4.1 million in fiscal 2010 and less than $0.1 million in fiscal 2013. In the fourth quarter of fiscal 2013, the Company recognized an other-than-temporary impairment loss based on Nexeon’s capital funding initiatives.

In February 2011, Nexeon’s stent technology was acquired by CeloNova BioSciences, Inc. (“CeloNova”). Prior to the acquisition by CeloNova, Nexeon created a wholly-owned subsidiary, Nexeon Stent, to hold the company’s stent-related assets. Nexeon distributed to its stockholders the Nexeon Stent stock which was exchanged for Series B-1 preferred shares of CeloNova. CeloNova is a privately-held Texas-based medical technology company that is marketing a variety of medical products. The Company’s investment in CeloNova, which is accounted for under the cost method, represents less than a 2% ownership interest. The Company does not exert significant influence over CeloNova’s operating or financial activities.

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

The Company has invested a total of $5.3 million in ViaCyte, Inc. (“ViaCyte”), a privately-held California-based biotechnology firm that is developing a unique treatment for diabetes using coated islet cells, the cells that produce insulin in the human body. In fiscal 2006, the Company determined that its investment in ViaCyte was impaired and that the impairment was other than temporary. Accordingly, the Company recorded an impairment loss of $4.7 million. In the second quarter of fiscal 2013, the Company recorded an additional other-than-temporary impairment loss on this investment totaling $0.1 million based on a current financing round and market valuations. The balance of the investment of $0.5 million, which is accounted for under the cost method, represents less than a 1% ownership interest. The Company does not exert significant influence over ViaCyte’s operating or financial activities.

The Company has invested a total of $2.5 million in Vessix Vascular, Inc. (“Vessix”) and recognized an other-than-temporary impairment loss on this investment totaling $2.4 million in fiscal 2010, based on market valuations and a pending financing round for Vessix. Vessix was purchased by Boston Scientific Corporation in November 2012. The Company recorded a gain of approximately $1.2 million in the statement of operations

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

gains on sale of strategic investments line, on the sale of this investment in the first quarter of fiscal 2013. Total potential maximum additional proceeds of $4.2 million may be received in fiscal 2014 through fiscal 2017 depending on Vessix’s achievement of future milestones. No amounts have been recorded associated with these future milestones given the level of uncertainty that exists. Any potential additional income will be recognized once the milestones are achieved. In November 2013 we were notified that a $0.7 million clinical milestone payment will be made to us in December 2013 and we anticipate a reduction of our capital loss carryforward valuation allowance in the first quarter of fiscal 2014.

The total carrying value of cost method investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.

In the years ended September 30, 2013, 2012 and 2011, the Company recognized revenue of $0.1 million in each period, respectively, from activity with companies in which it had a strategic investment.

Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer relationships, licenses and trademarks. The Company recorded amortization expense of $0.7 million, $0.7 million and $0.7 million for the years ended September 30, 2013, 2012 and 2011, respectively.

Intangible assets consisted of the following as of September 30 (in thousands):

	2013
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(3,274)	$1,583
Core technology	8.0	530	(409)	121
Patents and other	16.8	2,256	(852)	1,404

Subtotal		7,643	(4,535)	3,108
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(4,535)	$3,688

	2012
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(2,734)	$2,123
Core technology	8.0	530	(343)	187
Patents and other	16.8	2,256	(716)	1,540

Subtotal		7,643	(3,793)	3,850
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(3,793)	$4,430

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Based on the intangible assets in service as of September 30, 2013, estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

2014	$742
2015	731
2016	594
2017	183
2018	137

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

Goodwill is evaluated for impairment based on an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount (Step 0). If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test becomes unnecessary.

The two-step impairment test requires SurModics to compare the fair value of the reporting units to which goodwill was assigned to their respective carrying values (Step 1 of the impairment test). In calculating fair value, the Company used the income approach as its primary indicator of fair value, with the market approach used as a test of reasonableness. The income approach is a valuation technique under which the Company estimates future cash flows using the reporting units’ financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. The market approach establishes fair value by comparing SurModics to other publicly traded guideline companies or by analysis of actual transactions of similar businesses or assets sold. The income approach is tailored to the circumstances of the Company’s business, and the market approach is completed as a secondary test to ensure that the results of the income approach are reasonable and in line with comparable companies in the industry. The summation of the Company’s reporting units’ fair values is compared and reconciled to its market capitalization as of the date of its impairment test.

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

The Company’s reporting units are the In Vitro Diagnostics operations known as its In Vitro Diagnostics unit and which contains its BioFX branded products and the SurModics device drug delivery and hydrophilic coatings operations known as the Medical Device unit. Inherent in the determination of fair value of the reporting

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as the Company’s strategic plans with regard to its operations.

The $8.0 million of goodwill at September 30, 2013 and 2012 is related to the In Vitro Diagnostics reporting unit and represents the gross value from the acquisition of BioFX Laboratories, Inc. in 2007. The Company performed its annual impairment test of goodwill (Step 0) as of August 31, 2013, and did not record any goodwill impairment charges during fiscal 2013 as there were no indicators of impairment associated with the In Vitro Diagnostics reporting unit. The Company also did not record any goodwill impairment charges related to the In Vitro Diagnostics reporting unit during fiscal 2012 or 2011.

Valuation of Long-Lived Assets

Accounting guidance requires the Company to evaluate periodically whether events and circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of long-lived assets, such as property and equipment and intangibles with finite lives. If such events or circumstances were to indicate that the carrying amount of these assets may not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of the assets, the Company would recognize an impairment charge to reduce such assets to their fair value. See Note 3 for further information on an impairment recognized in fiscal 2011 associated with the Pharmaceuticals segment which is classified as discontinued operations.

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

The Company derives its revenue from three primary sources: (1) royalties and license fees from licensing its proprietary drug delivery and surface modification technologies and in vitro diagnostic formats to customers; (2) the sale of reagent chemicals to licensees and the sale of stabilization products, antigens, substrates and surface coatings to the diagnostic and biomedical research markets; and (3) research and commercial development fees generated on customer projects.

Taxes collected from customers and remitted to governmental authorities are excluded from revenue and amounted to $0.1 million for each of the years ended September 30, 2013, 2012 and 2011.

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

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Product sales.    Product sales to third parties consist of direct and distributor sales and are recognized at the time of shipment. The Company’s sales terms provide no right of return outside of the standard warranty policy. Payment terms are generally set at 30-45 days.

Research and development.    The Company performs third-party research and development activities, which are typically provided on a time and materials basis. Generally, revenue for research and development is recorded as performance progresses under the applicable contract.

Arrangements with multiple deliverables.    Revenue arrangements with multiple deliverables requires the Company to:

(i) disclose whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii) allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

(iii) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

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

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company is required to evaluate each deliverable in a multiple element arrangement for separability. The Company is then required to allocate revenue to each separate deliverable using a hierarchy of VSOE, TPE, or ESP. In many instances, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be a result of the Company infrequently selling each element separately or having a limited history with multiple element arrangements. When VSOE cannot be established, the Company attempts to establish a selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately.

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

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets, with deferred revenue to be recognized beyond one year being classified as non-current deferred revenue. As of September 30, 2013 and 2012, the Company had deferred revenue of $0.2 million.

Customer advances are accounted for as a liability until all criteria for revenue recognition have been met.

Customer Concentrations

The Company’s licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. The Company has licenses with a diverse base of customers and certain customers have multiple products using the Company’s technology. Medtronic, Inc. (“Medtronic”) is the Company’s largest customer at 19% of total revenue for fiscal 2013. Medtronic has several separately licensed products that generate royalty revenue for SurModics, none of which represented more than 7% of SurModics’ total revenue. No other individual customer using licensed technology constitutes more than 10% of SurModics’ total revenue. The Company realized a significant decrease in its royalty revenue from Cordis Corporation, a subsidiary of Johnson & Johnson (“Cordis”) starting in fiscal 2012. Cordis had historically been one of the Company’s largest customers. In June 2011, Cordis announced it was ceasing production of the CYPHER® and CYPHER SELECT® Plus stents by the end of calendar 2011. Beginning with the first quarter of fiscal 2012, the minimum royalty requirements were eliminated and royalty revenue from Cordis is now based on a percentage of CYPHER® sales, if any, until the products are no longer sold.

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

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Income Per Share Data

Basic income per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed by dividing income by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s only potentially dilutive common shares are those that result from dilutive common stock options and non-vested stock relating to restricted stock awards, restricted stock units and performance shares.

The following table sets forth the components of the basic and diluted income per share computations (in thousands):

	2013	2012	2011
Net income from continuing operations available to common shareholders	$14,579	$10,129	$10,925

Basic weighted average shares outstanding	14,464	17,318	17,419
Dilutive effect of outstanding stock options, non-vested restricted stock, restricted stock units and performance shares	267	113	43

Diluted weighted average shares outstanding	14,731	17,431	17,462

The calculation of weighted average diluted shares outstanding excludes outstanding common stock options associated with the right to purchase 0.4 million, 0.6 million and 1.1 million shares for fiscal 2013, 2012 and 2011, respectively, as their inclusion would have had an antidilutive effect on diluted income per share.

New Accounting Pronouncements

Recently Adopted Standards

In June 2011, and subsequently amended in December 2011, the Financial Accounting Standards Board (“FASB”) issued final guidance on the presentation of comprehensive income. Under the newly issued guidance, the total of comprehensive income, the components of net income, and the components of other comprehensive income may only be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this guidance in the first quarter of fiscal 2013, with comprehensive income shown as a separate consolidated statement immediately following the consolidated statements of operations. Since the new guidance only relates to presentation, its adoption did not impact the Company’s financial position, results of operations, or cash flows.

In July 2012, the FASB issued amended guidance which allows an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired thus minimizing the need to calculate annually the fair value of an indefinite-lived intangible asset. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

adoption permitted. SurModics adopted the guidance in fiscal 2013 associated with its indefinite-lived BioFX trademark asset with no material impact to the Company’s financial position, results of operations, or cash flows.

In February 2013, the FASB issued final guidance on reporting amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income or to other balance sheet accounts as appropriate. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. SurModics prospectively adopted the guidance in the second quarter of fiscal 2013. Since the new guidance only relates to presentation, its adoption did not impact the Company’s financial position, results of operations, or cash flows. See Note 10 for further information.

Accounting Standards to be Adopted

In July 2013, the FASB issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar to a tax loss, or tax credit carryforward exits. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset when a net operating loss carryforward, or similar tax loss, or tax credit carryforward exits, with certain exceptions. This accounting guidance is effective prospectively for the Company beginning in the first quarter of fiscal 2015, with early adoption permitted. While the Company is currently evaluating the impact, its adoption is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

3.	Discontinued Operations

Beginning in the first quarter of fiscal 2012, the results of operations, cash flows, assets and liabilities of SurModics Pharmaceuticals, which were previously reported as the Pharmaceuticals segment, are classified as discontinued operations.

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

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the operating results of SurModics Pharmaceuticals discontinued operations for the years ended September 30 (in thousands):

	2013	2012	2011
Total revenue	$—	$5,297	$15,109

Income (loss) from discontinued operations	$1,136	$2,309	$(43,197)
Income tax (provision) benefit	(548)	(1,133)	13,766

Income (loss) from discontinued operations, net of income taxes	$588	$1,176	$(29,431)

Loss on sale of discontinued operations	$—	$(1,691)	$—
Income tax benefit	—	617	—

Loss on sale of discontinued operations, net of income taxes	$—	$(1,074)	$—

The major classes of assets and liabilities of discontinued operations as of September 30 were as follows (in thousands):

	2013	2012
Accounts receivable, net	$—	$283
Other current assets	46	600

Current assets of discontinued operations	46	883

Total assets of discontinued operations	$46	$883

Other current liabilities payable	$139	$1,640

Current liabilities of discontinued operations	139	1,640

Total liabilities of discontinued operations	$139	$1,640

As part of the Pharma Sale, the Company recorded a loss on the sale in fiscal 2012 of $1.7 million ($1.1 million net of income tax benefit), which was principally related to transaction closing costs. The loss is included in “Loss on sale of discontinued operations, net of income taxes” in the consolidated statements of operations.

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

The Company recognized goodwill of $5.7 million in fiscal 2011 associated with milestone events and recorded a corresponding goodwill impairment charge of $5.7 million in fiscal 2011 associated with its SurModics Pharmaceuticals reporting unit as the operations of this reporting unit had not improved at the time the

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

$5.7 million milestone was achieved resulting in a concurrent goodwill impairment. The Company had previously impaired all of its goodwill, $13.8 million, associated with the SurModics Pharmaceuticals reporting unit in fiscal 2010 based on a significant decline in the estimated fair value of the Company’s SurModics Pharmaceuticals reporting unit, which resulted from a slowdown in business activity which was most pronounced in the fourth quarter of fiscal 2010, higher operating costs with the cGMP manufacturing facility, and a significant decrease in the Company’s stock price during fiscal 2010.

On January 29, 2013, the Company entered into a settlement agreement with the City of Birmingham, Alabama to pay $325,000 in settlement of $1.5 million of the $1.7 million retained liability that existed at September 30, 2012, associated with financial incentives SurModics Pharmaceuticals received from various Alabama governmental authorities related to creation of jobs in Alabama. The Company paid the $325,000 and recorded a gain in discontinued operations of $1.3 million before taxes in of fiscal 2013 related to this settlement.

On April 17, 2013, the Company entered into a termination agreement with the State of Alabama which resulted in the Company terminating its requirement to repay the $0.2 million retained liability related to creation of jobs in Alabama. The Company recorded a gain in discontinued operations of $0.2 million before taxes in fiscal 2013 related to this termination agreement.

The assets and liabilities of discontinued operations as of September 30, 2013 are based on accruals associated with the Southern Research Institute (“SRI”) litigation matter and a related deferred tax asset balance. See Note 11 for further discussion of the SRI litigation matter.

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

The Company’s Level 1 asset consisted of its investment in OctoPlus (see Note 2 for further information). The fair market value of this investment was based on the quoted price of OctoPlus shares as traded on the Euronext Amsterdam Stock Exchange. This investment was sold in fiscal 2013.

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

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company’s Level 2 assets consist of money market funds, U.S. Treasury securities, corporate bonds, municipal bonds, U.S. government agency securities, government agency and municipal securities and certain asset-backed and mortgage-backed securities. Fair market values for these assets are based on quoted vendor prices and broker pricing where all significant inputs are observable. The Company performs limited tests of the quoted vendor prices based on available U.S. Treasury security pricing on government websites as a means of validating the third party pricing. To ensure the accuracy of quoted vendor prices and broker pricing, the Company performs regular reviews of investment returns to industry benchmarks and sample tests of individual securities to validate quoted vendor prices with other available market data.

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

There were no Level 3 assets at September 30, 2013 or 2012 and there was no Level 3 activity during fiscal 2013.

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company did not significantly change its valuation techniques from prior periods.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 30, 2013
Assets:
Cash equivalents	$—	$4,402	$—	$4,402
Available-for-sale debt securities:
U.S. government and government agency obligations	—	22,890	—	22,890
Mortgage-backed securities	—	8,216	—	8,216
Municipal bonds	—	3,059	—	3,059
Asset-backed securities	—	3,537	—	3,537
Corporate bonds	—	4,907	—	4,907

Total assets measured at fair value	$—	$47,011	$—	$47,011

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

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of fiscal 2012 financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands). Transfers of instruments into and out of Level 3 are based on beginning of year values.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Year Ended September 30, 2012 Available-for-Sale Debt Securities
	Mortgage- Backed Securities	Asset- Backed Securities	Total
Balance at September 30, 2011	$15	$9	$24
Transfers into Level 3	—	—	—
Transfers out of Level 3	(15)	(9)	(24)
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, sales and settlements	—	—	—

Balance at September 30, 2012	$—	$—	$—

As of September 30, 2011, marketable securities measured at fair value using Level 3 inputs comprised less than $50,000 and included one asset-backed security and one mortgage-backed security within the Company’s available-for-sale investment portfolio. These securities were measured using observable market data and Level 3 inputs as a result of the lack of market activity and liquidity. The fair value of these securities was based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuer of the securities. During fiscal 2012 readily determinable market prices allowed for the securities to be measured with observable inputs and these securities were reclassified from Level 3 to Level 2.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s strategic investments in non-marketable securities of private companies are accounted for using the cost method as the Company does not exert significant influence over the investees’ operating or financial activities. These strategic investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or the Company’s participation in such financings. The Company also assesses the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a potentially lower valuation. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment and are Level 3 inputs. See Note 2 for additional information related to these strategic investment impairments.

In the fourth quarter of fiscal 2011, the Company recognized asset impairment charges totaling $28.1 million, writing down long-lived assets (fixed assets of $23.3 million and intangibles of $4.8 million) which are presented as part of the discontinued operations associated with the Pharmaceuticals segment. The Company wrote down these long-lived assets to $30.0 million based on the current valuation of the assets relative to their carrying value. The valuation methodology for determining the decline in value of long-lived assets is based on inputs that require management judgment and are Level 3 inputs. See Note 3 for further information related to the discontinued operations impairments.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

5.	Stockholders’ Equity

Repurchase of Common Stock

Shares are repurchased from time to time to support the Company’s stock-based compensation programs and to return capital to stockholders. In November 2007, the Company’s Board of Directors authorized the repurchase of up to $35.0 million of the Company’s outstanding common stock in open-market transactions, private transactions, tender offers or other transactions. In addition, in May 2012, the Board of Directors authorized the repurchase of up to an additional $50.0 million of the Company’s outstanding common stock through open-market purchases, private transactions, block trades, accelerated share repurchase transactions, tender offers, or by any combination of such methods. Under the November 2007 and May 2012 authorizations, the Company had $55.3 million available for repurchases as of June 30, 2012. On August 6, 2012, the Company commenced a “modified Dutch auction” tender offer to purchase up to $55.0 million in value of its common stock at a price not greater than $19.00 and not less than $17.00 per share. The tender offer period expired on September 5, 2012, resulting in the repurchase of $55.0 million in value of common stock, consisting of 2,894,253 shares at a price of $19.00 per share. As of September 30, 2012, pursuant to the November 2007 authorization, the Company had used the entire amount authorized and repurchased a cumulative 1,303,240 shares at an average price of $26.86 per share. On January 28, 2013, the Company’s Board of Directors authorized the repurchase of up to an additional $10.0 million of the Company’s outstanding common stock. As of June 30, 2013, the Company had completed the January 2013 authorization as well as the remaining $0.3 million under the May 2012 authorization as the Company repurchased a cumulative 405,290 shares at an average price of $25.47 per share.

On July 29, 2013, the Company’s Board of Directors authorized the repurchase of up to an additional $20.0 million of the Company’s outstanding common stock through open-market purchases, private transactions, block trades, accelerated share repurchase transactions, tender offers, or by any combination of such methods. Through September 30, 2013, the Company has repurchased 390,353 shares at an average price of $21.71 under the July 2013 authorization. This repurchase authorization does not have a fixed expiration date and the Company has $11.5 million available for future share repurchases as of September 30, 2013. The Company accounts for repurchases of common stock using the par value method.

During fiscal 2013, the Company repurchased an aggregate of 795,643 shares of common stock for a total of $18.8 million under the May 2012, January 2013 and July 2013 authorizations, including $1.0 million associated with open market repurchases at September 30, 2013. During fiscal 2012, the Company repurchased an aggregate of 2,894,253 shares of common stock for a total of $55.0 million under the November 2007 and May 2012 authorizations.

6.	Stock-Based Compensation Plans

The Company has stock-based compensation plans under which it grants stock options, restricted stock awards, performance share awards and restricted stock units. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company’s stock-based compensation expenses for the years ended September 30 were allocated to the following expense categories (in thousands):

	2013	2012	2011
Product costs	$22	$35	$79
Research and development	180	511	1,156
Selling, general and administrative	2,350	2,125	2,415

Total continuing operations	2,552	2,671	3,650
Discontinued operations	—	62	602

Total stock-based compensation expense	$2,552	$2,733	$4,252

As of September 30, 2013, approximately $3.4 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.6 years. The unrecognized compensation costs include $1.2 million based on payout levels associated with performance share awards that are currently anticipated to be fully expensed because the performance conditions are expected to be met above the minimum levels for each award period.

Stock Option Awards

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair values of stock options granted during fiscal 2013, 2012 and 2011 were $8.69, $5.26 and $3.96, respectively. The assumptions used as inputs in the model for the years ended September 30 were as follows:

	2013	2012	2011
Risk-free interest rates	0.60%	0.82%	1.45%
Expected life	4.8 years	4.8 years	4.8 years
Expected volatility	49%	50%	45%
Dividend yield	0%	0%	0%

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

The Company’s Incentive Stock Options (“ISO”) are granted at a price of at least 100% of the fair market value of the common stock of the Company on the date of the grant or 110% with respect to optionees who own more than 10% of the total combined voting power of all classes of stock. ISOs generally expire in seven years or upon termination of employment and generally are exercisable at a rate of 20% per year commencing one year after the date of grant. Non-qualified stock options are granted at fair market value on the grant date. Non-qualified stock options expire in seven to ten years or upon termination of employment or service as a Board member. Non-qualified stock options granted prior to May 2008 generally become exercisable with respect to 20% of the shares on each of the first five anniversaries following the grant date, and non-qualified stock options granted subsequent to April 2008 generally become exercisable with respect to 25% of the shares on each of the first four anniversaries following the grant date. Shareholders approved the 2009 Equity Incentive Plan

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(“2009 Plan”) at the February 8, 2010 Annual Meeting of Shareholders. The 2009 Plan has 1,500,000 shares authorized, plus the number of shares that have not yet been awarded under the 2003 Equity Incentive Plan, or were awarded and subsequently returned to the pool of available shares under the 2003 Equity Incentive Plan pursuant to its terms. At September 30, 2013, there were 1,267,000 shares available for future awards. As of September 30, 2013, the aggregate intrinsic value of the option shares outstanding and option shares exercisable was $6.0 million and $2.5 million, respectively. At September 30, 2013, the average remaining contractual life of options outstanding and options exercisable was 3.9 and 3.1 years, respectively. The total pre-tax intrinsic value of options exercised during fiscal 2013 and 2012 was $0.1 million and $0.1 million, respectively. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period end. There were no stock options exercised in fiscal 2011.

The following table summarizes all stock options activity and stock options outstanding and exercisable under the stock option plans during fiscal 2013, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2010	1,492,321	$31.22
Granted	551,773	9.96
Exercised	—	—
Forfeited	(528,906)	25.15

Outstanding at September 30, 2011	1,515,188	$25.59
Granted	299,832	12.46
Exercised	(11,379)	10.03
Forfeited	(478,203)	29.76

Outstanding at September 30, 2012	1,325,438	$21.25
Granted	178,924	20.85
Exercised	(10,273)	14.40
Forfeited	(125,105)	33.47

Outstanding at September 30, 2013	1,368,984	$20.13

Exercisable at September 30, 2013	771,640	$24.47

The table above includes stock options activity related to discontinued operations, however, there were no stock options outstanding or exercisable related to discontinued operations as of September 30, 2013 or 2012.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance these shares are considered to be non-vested shares. The Restricted Stock is released to the key employees if they are employed by the Company at the end of the vesting period. Compensation has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. The stock-based compensation table above includes Restricted Stock expenses recognized related to these awards, which totaled $0.1 million, $0.2 million and $0.6 million during fiscal 2013, 2012 and 2011, respectively.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes all restricted stock awards activity during fiscal 2013, 2012 and 2011:

	Number of Shares	Weighted Average Grant Price
Balance at September 30, 2010	41,072	$22.33
Granted	66,533	10.01
Vested	(23,978)	19.38
Forfeited	(11,000)	20.79

Balance at September 30, 2011	72,627	$12.25
Vested	(67,627)	11.52
Forfeited	(1,000)	22.35

Balance at September 30, 2012	4,000	$22.11
Granted	5,234	23.88
Vested	(4,000)	22.11

Balance at September 30, 2013	5,234	$23.88

The table above includes restricted stock awards activity related to discontinued operations, however, there were no restricted stock awards outstanding related to discontinued operations as of September 30, 2013 or 2012.

Performance Share Awards

The Company has entered into performance share agreements with certain key employees, covering the issuance of common stock (“Performance Shares”). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives, which must be achieved during the performance period. Performance objectives selected by the Organization and Compensation Committee of the Board of Directors (the “Committee”) were cumulative earnings per share and cumulative revenue for the three-year performance periods for fiscal 2011 (2011 — 2013), fiscal 2012 (2012 — 2014) and fiscal 2013 (2013 — 2015). Assuming that the minimum performance level is attained, the number of shares that may actually vest will vary based on performance from 20% (minimum) to 200% (maximum). Shares will be issued to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. Compensation is recognized in each period based on management’s best estimate of the achievement level of the specified performance objectives for Performance Shares. In fiscal 2013, the Company recognized expense of $1.2 million related to probable achievement of performance objectives for three-year Performance Shares granted in fiscal 2013, fiscal 2012 and fiscal 2011. In fiscal 2012, the Company recognized expense of $1.0 million related to probable achievement of performance objectives for three-year Performance Shares granted in fiscal 2012 and fiscal 2011. In fiscal 2011, the Company recognized expense of $0.2 million related to 68,533 three-year Performance Shares awarded in fiscal 2011. The Company did not recognize any expense in fiscal 2012 or 2011 related to three-year Performance Shares granted in fiscal 2010 (4,373 shares) as the performance objectives were not met. The stock-based compensation table above includes the Performance Shares expenses.

The fair values of the Performance Shares, at target, were $0.9 million, $0.8 million and $0.7 million for grants awarded in fiscal 2013, 2012 and 2011, respectively.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The aggregate number of shares that could be awarded to key employees if the minimum, target and maximum performance goals are met, based upon the fair value at the date of grant is as follows:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
Fiscal 2011 — 2013	13,707	68,533	122,053
Fiscal 2012 — 2014	12,499	62,497	124,994
Fiscal 2013 — 2015	8,551	42,753	85,506

The Fiscal 2011 — 2013 awards were finalized in November 2013 at 122,053 shares based on performance objectives results.

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of September 30, 2013 and 2012, there were less than $0.1 million of employee contributions in each period included in accrued liabilities in the consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan totaled $0.1 million, less than $0.1 million and $0.1 million, during fiscal 2013, 2012 and 2011, respectively. The stock-based compensation table above includes the Stock Purchase Plan expenses.

Restricted Stock Units

On December 12, 2012, the Company awarded 11,776 restricted stock units (“RSU”) under the 2009 Equity Incentive Plan to directors. The RSU awards vest annually at a rate of 33%. RSU awards are not considered issued or outstanding common stock of the Company until they vest. The estimated fair value of the RSU awards was calculated based on the closing market price of SurModics’ common stock on the date of grant. Compensation has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. Directors can also elect to receive their annual fees for services to the Board in RSUs. Certain directors elected this option beginning on January 1, 2013 which has resulted in 5,932 units issued with a total value of $138,000. These RSUs are fully vested. The stock-based compensation table above includes RSU expenses recognized related to these awards, which totaled $0.2 million for fiscal 2013.

7.	Restructuring Charges

The restructuring charges for fiscal 2013 and 2011 described below have been presented separately as restructuring charges in the consolidated statements of operations. During the fiscal year ended September 30, 2012, the Company did not incur any restructuring charges. In addition, all restructuring costs related to SurModics Pharmaceuticals are included in discontinued operations and totaled $0.6 million in fiscal 2011. The following information in this footnote pertains to continuing operation restructuring charges.

In September 2013 (fiscal 2013), the Company announced a realignment of its business to enhance focus on key growth initiatives. As a result of the organizational change, the Company eliminated approximately 6% of its workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of fiscal 2013. The Company recorded total pre-tax restructuring charges of $0.5 million in the fourth quarter of fiscal 2013, which consisted of severance pay and benefits expenses.

In August 2011 (fiscal 2011), the Company announced a realignment of its business to optimize the Company’s resources according to its strategic plan. As a result of the organizational change, the Company eliminated

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

approximately 10% of its workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of fiscal 2011. The Company recorded total pre-tax restructuring charges of $1.0 million in the fourth quarter of fiscal 2011, which consisted of severance pay and benefits expenses.

In October 2010 (fiscal 2011), the Company announced initiatives to reduce its cost structure and renew its focus on business units to more closely match operations and cost structure with its customer environment. As a result of the organizational change, the Company eliminated approximately 8% of its workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of fiscal 2011. The Company recorded total pre-tax restructuring charges of $0.6 million in the first quarter of fiscal 2011, which consisted of severance pay and benefits expenses.

Cash payments associated with the fiscal 2013 restructuring event, the two fiscal 2011 restructuring events and the fiscal 2010 restructuring event totaled $0.3 million during the year ended September 30, 2013, leaving a restructuring accrual balance of $0.4 million at September 30, 2013.

The following table summarizes the restructuring accrual activity (in thousands):

	Employee Severance and Benefits	Facility- Related Costs	Total
Balance at September 30, 2010	$4	$1,179	$1,183
Accruals during the year	1,616	—	1,616
Cash payments	(890)	(929)	(1,819)

Balance at September 30, 2011	730	250	980
Accruals during the year	—	—	—
Cash payments	(720)	(68)	(788)

Balance at September 30, 2012	10	182	192
Accrual/(reversal) during the year	534	(58)	476
Cash payments	(145)	(107)	(252)

Balance at September 30, 2013	$399	$17	$416

The remaining restructuring accrual balance relates to the fiscal 2013 and 2010 restructurings and is expected to be paid within the next 12 months. As such, the total balance is recorded as a current liability within other current liabilities on the consolidated balance sheet as of September 30, 2013.

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

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Income taxes from continuing operations in the accompanying consolidated statements of operations for the fiscal years ended September 30 are as follows (in thousands):

	2013	2012	2011
Current provision:
Federal	$6,048	$6,615	$6,011
State and foreign	225	290	765

Total current provision	6,273	6,905	6,776

Deferred (benefit) provision :
Federal	(552)	(835)	(652)
State	60	107	(520)

Total deferred benefit	(492)	(728)	(1,172)

Total provision	$5,781	$6,177	$5,604

The reconciliation of the difference between amounts calculated at the statutory U.S. federal tax rate of 35% for the fiscal years ended September 30 and the Company’s effective tax rate from continuing operations is as follows (in thousands):

	2013	2012	2011
Amount at statutory U.S. federal income tax rate	$7,126	$5,707	$5,785
Change because of the following items:
State income taxes, net of federal benefit	278	236	412
Stock-based compensation	25	36	(7)
Valuation allowance change	(699)	303	21
Tax reserve release	(128)	(77)	(314)
Federal manufacturing deduction	(266)	(220)	(143)
Federal research and development credit	(324)	—	(53)
Other	(231)	192	(97)

Income tax provision	$5,781	$6,177	$5,604

The federal research and development credit for fiscal 2013 above includes $0.2 million related to a retroactive 2012 U.S. research and development tax credit for the period from January 1, 2012 to December 31, 2012 which was recognized in fiscal 2013 resulting from the January 2013 signing of the American Taxpayer Relief Act of 2012.

The Company recorded an income tax expense from discontinued operations of $0.5 million and $1.1 million for fiscal 2013 and 2012, respectively, and an income tax benefit from discontinued operations of $13.8 million for fiscal 2011. The Company recorded an income tax benefit of $0.6 million from the sale of discontinued operations for fiscal 2012.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of deferred income taxes consisted of the following as of September 30 and result from differences in the recognition of transactions for income tax and financial reporting purposes (in thousands):

	2013	2012
Depreciable assets	$1,271	$1,146
Deferred revenue	74	85
Accruals and reserves	353	362
Stock-based compensation	4,220	3,883
Impaired strategic investments	3,253	6,455
Unrealized gains on investments	(29)	(131)
Capital loss carryforward	1,962	—
Other	733	755
Valuation allowance	(5,293)	(6,530)

Total deferred tax assets	6,544	6,025
Less current deferred tax assets	(506)	(219)

Noncurrent deferred tax assets	$6,038	$5,806

In fiscal 2013, the Company recorded a net reversal of deferred tax asset valuation allowances of $1.2 million related to gains on the sales of certain strategic investments as well as capital loss carrybacks partially offset by recognition of valuation allowances associated with potential capital losses created by the impairment of certain of the Company’s strategic investments. In fiscal 2012 and 2011, the Company recorded valuation allowances of $0.3 million and less than $0.1 million, respectively, related to deferred tax assets associated with potential capital losses created by the impairment of certain of the Company’s strategic investments.

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to accounting guidance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Beginning of fiscal year	$1,435	$1,564	$1,948
Increases in tax positions for prior years	27	5	3
Decreases in tax positions for prior years	(278)	(3)	(85)
Increases in tax positions for current year	122	72	55
Settlements with taxing authorities	—	—	(53)
Lapse of the statute of limitations	(6)	(203)	(304)

End of fiscal year	$1,300	$1,435	$1,564

The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of September 30, 2013, 2012 and 2011, respectively, are $1.0 million, $1.0 million and $1.1 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months with the above balances classified on the consolidated balance sheets in other long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of September 30, 2013, 2012 and 2011, a gross balance of $0.7 million, $0.8 million and $0.7 million, respectively, has been accrued related to the unrecognized tax benefits balance for interest and penalties.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax return for fiscal 2010 in the first quarter of fiscal 2012. The IRS completed its examination in the third quarter of fiscal 2012 and a payment was made in the fourth quarter of fiscal 2012 associated with a timing adjustment. The IRS completed an examination of the Company’s U.S. income tax return for fiscal 2009 and a payment was made in the third quarter of fiscal 2011 associated with timing adjustments. U.S. income tax returns for years prior to fiscal 2010 are no longer subject to examination by federal tax authorities. For tax returns for state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2003.

9.	Defined Contribution Plan

The Company has a 401(k) retirement and savings plan for the benefit of qualifying employees. The Company matches 50% of employee contributions on the first 6% of eligible compensation. Company contributions totaling $0.2 million, $0.2 million and $0.3 million have been expensed for the years ended September 30, 2013, 2012 and 2011, respectively.

10.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

Accounting guidance was updated in February 2013 adding new disclosure for items reclassified out of accumulated other comprehensive income (“AOCI”). The new disclosure requirements are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2012. Early adoption of the guidance is permitted and the Company prospectively adopted this guidance in the second quarter of fiscal 2013.

Amounts reclassified out of AOCI totaled $0.2 million on a pre-tax basis for the fiscal year ended September 30, 2013. The amounts reclassified out of AOCI are associated with unrealized gains on available-for-sale securities that were realized on the sale of the securities and are presented in other income, net in the consolidated statements of operations.

11.	Commitments and Contingencies

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

Southern Research Institute (“SRI”) Litigation.    On July 31, 2009, the Company’s SurModics Pharmaceuticals subsidiary was named as a defendant in litigation pending in the circuit court of Jefferson County, Alabama, between SRI and two of SRI’s former employees (the “Plaintiffs”). In the litigation, the Plaintiffs allege that they contributed to or invented certain intellectual property while they were employed at SRI, and pursuant to SRI’s policies then in effect, they are entitled to, among other things, a portion of the purchase price consideration paid by the Company to SRI as part of the Company’s acquisition of SurModics Pharmaceuticals pursuant to a stock

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

purchase agreement made effective on July 31, 2007 (the “Stock Purchase Agreement”). The Plaintiffs have also alleged that they are entitled to a portion of the intellectual property income derived from license agreements with certain customers of SurModics Pharmaceuticals that make use of patents to which the Plaintiffs invented or contributed. A trial has not yet been scheduled. Based on the facts known to date, the Company has recorded a $100,000 expense in discontinued operations for the year ended September 30, 2013. The Company has not recorded additional accruals as the probability of the outcome is currently not determinable and any potential loss is not estimable. The Company believes that it has meritorious defenses to the Plaintiff’s claims and will vigorously defend and prosecute this matter. Following the Pharma Sale, the Company remains responsible for this litigation and has agreed to indemnify Evonik against certain losses, including those that may be incurred in connection with this litigation.

Pursuant to the Stock Purchase Agreement, the Company has certain rights of indemnification against losses (including without limitation, damages, expenses and costs) incurred as a result of the litigation. The Company had recorded cumulative unreimbursed legal expenses totaling $1.3 million related to this litigation, within selling, general and administrative expenses from continuing operations in the consolidated statements of income prior to settlement of the matter in July 2013. In June 2011, the Company sued SRI in United States District Court for the District of Minnesota seeking a judicial declaration regarding the scope of the Company’s indemnification rights under the Stock Purchase Agreement. On April 17, 2013, the District Court entered a judgment in the Company’s favor requiring SRI to indemnify the Company for prior and future legal expenditures related to this matter. On July 30, 2013, the Company and SRI entered into a settlement and release agreement resolving the litigation relating to indemnification rights. The settlement and release agreement does not relate to claims for indemnification under the Stock Purchase Agreement for any substantive liability, judgment, or settlement in or related to the ongoing litigation in Alabama discussed above. The Company received payment of $1.0 million associated with the historical cumulative unreimbursed legal expenses and recognized the receipt as an expense offset in continuing operations in the fourth quarter ended September 30, 2013. This settlement included $0.6 million of legal expenses incurred prior to fiscal 2013. Additionally, under the settlement and release agreement, the Company will be reimbursed for 75% of the legal fees, costs and expenses that the Company may incur in the future in connection with the Alabama litigation that are not considered excessive. Amounts incurred after the settlement in July 2013 have not been significant. A description of the terms and conditions of the settlement and release agreement have been disclosed in a Current Report on Form 8-K filed by the Company on August 2, 2013.

InnoRx, Inc.    In January 2005, the Company entered into a merger agreement whereby SurModics acquired all of the assets of InnoRx, Inc. (“InnoRx”), an early stage company developing drug delivery devices and therapies for the ophthalmology market. SurModics will be required to issue up to approximately 480,059 additional shares of its common stock to the stockholders of InnoRx upon the successful completion of the remaining development and commercial milestones involving InnoRx technology acquired in the transaction. The Company has not recorded any accrual for this contingency as of September 30, 2013 as the milestones have not been achieved and the probability of achievement is low.

InnoCore Technologies BV.    In March 2006, the Company entered into a license agreement whereby SurModics obtained an exclusive license to a drug delivery coating for licensed products within the vascular field which included peripheral, coronary and neurovascular biodurable stent product. The license requires an annual minimum payment of 200,000 euros (equivalent to $270,000 using a euro to US $ exchange rate of 1.352 as of September 30, 2013) until the last patent expires which is currently estimated to be September 2027. The total minimum future payments associated with this license are approximately $3.8 million. The license is currently utilized with one of SurModics’ drug delivery customers.

PR Pharmaceuticals, Inc.    In November 2008, SurModics Pharmaceuticals acquired certain contracts and assets of PR Pharma to enhance its portfolio of drug delivery technologies for the pharmaceutical and

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

biotechnology industries. The Company agreed to indemnify Evonik, for a period of five years, for up to $2.5 million of contingent consideration obligations to the sellers of PR Pharma related to a future patent issuance milestone when it sold substantially all of the SurModics Pharmaceuticals assets to Evonik on November 17, 2011. The Company has not recorded any accrual for this contingency as of September 30, 2013 as the milestone has not been achieved and the probability of achievement is low.

Operating Leases.    The Company leases certain facilities under noncancelable operating lease agreements. Rent expense for the years ended September 30, 2013, 2012 and 2011 was $0.1 million, $0.1 million, and $0.2 million, respectively. Annual commitments pursuant to operating lease agreements are as follows (in thousands):

Year Ended September 30,
2014	$62
2015	64
2016	16

Total minimum lease payments	$142

12.	Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, who is the Company’s Chief Executive Officer, in deciding how to allocate resources and in assessing performance. For financial accounting and reporting purposes, the Company reports its results for the two reportable segments as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device, with end markets that include coronary, peripheral, and neuro-vascular, and urology, among others, and (2) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications, with products that include protein stabilization reagents, substrates, antigens and surface coatings.

On November 17, 2011, the Company completed its sale of SurModics Pharmaceuticals. Accordingly, beginning in the first quarter of fiscal 2012, all results of operations, cash flows, assets and liabilities of SurModics Pharmaceuticals for all periods presented are classified as discontinued operations. Following the sale of SurModics Pharmaceuticals which was previously reported as a separate operating segment, the Company is now organized into two segments as noted above.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tables below present segment revenue, operating income from continuing operations and depreciation and amortization, for the years ended September 30, as follows (in thousands):

	2013	2012	2011
Revenue:
Medical Device	$41,153	$37,883	$39,606
In Vitro Diagnostics	14,979	14,045	13,150

Total revenue	$56,132	$51,928	$52,756

Operating income (loss):
Medical Device	$21,164	$18,431	$19,997
In Vitro Diagnostics	4,222	4,542	4,314

Total segment operating income	25,386	22,973	24,311
Corporate	(6,566)	(6,631)	(8,788)

Total operating income from continuing operations	$18,820	$16,342	$15,523

Depreciation and amortization:
Medical Device	$1,255	$1,414	$1,604
In Vitro Diagnostics	864	774	799
Corporate	767	741	756

Total depreciation and amortization	$2,886	$2,929	$3,159

The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board of Directors related, that have not been fully allocated to the Medical Device and In Vitro Diagnostics segments. Corporate also includes expenses, such as litigation, which are not specific to a segment and thus not allocated to the operating segments.

Segment results above for fiscal 2013 include restructuring charges of $0.5 million in Corporate and recovery of legal fees associated with the SRI litigation of $1.0 million.

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

Major Customers

Revenue from customers that equaled or exceeded 10% of total revenue was as follows for the years ended September 30:

	2013	2012	2011
Medtronic	19%	19%	18%
Johnson & Johnson	**	**	16%

**	-less than 10%

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The revenue from the customers listed is derived from all three primary sources: licensing, product sales, and research and development.

Geographic Revenue

Geographic revenue was as follows for the years ended September 30:

	2013	2012	2011
Domestic	79%	79%	73%
Foreign	21%	21%	27%

13.	Immaterial Restatement

The accompanying consolidated financial statements reflect a $1.2 million adjustment to increase the carrying value of the Company’s strategic investments, included in other assets, net and stockholders’ equity in the prior period consolidated balance sheet. This adjustment corrected and reduced an other-than-temporary impairment charge recognized in the fiscal year ended September 30, 2010, which was previously recorded during the fiscal fourth quarter ended September 30, 2010. The original other-than-temporary impairment charge did not sufficiently consider information available to the Company prior to the issuance of the Company’s financial statements for the fiscal year ended September 30, 2010. Specifically, the impact of consideration to be received from the proposed sale of a subsidiary of a strategic investment to an unrelated third party had not been considered in evaluating the value of the strategic investment. Management evaluated the amount and nature of the adjustment and concluded that it was not material to either the previously reported annual or quarterly financial statement results of operations, total assets or stockholders’ equity. Nonetheless, the Company has corrected the error associated with the historical balance sheet amounts included in this filing as follows (in thousands):

Consolidated Balance Sheet

	As Reported		As Restated
	September 30, 2012	Adjustment	September 30, 2012
Other assets, net	$2,831	$1,244	$4,075
Total assets	103,075	1,244	104,319
Retained earnings	74,625	1,244	75,869
Total stockholders’ equity	93,744	1,244	94,988
Total liabilities and stockholders’ equity	$103,075	$1,244	$104,319

There was no impact on the consolidated statements of operations for any of the prior periods presented in the accompanying financial statements (fiscal 2011 and 2012).

14. Subsequent Event

On November 4, 2013, the Company entered into a three-year $20.0 million secured revolving credit facility. The Company’s obligations under the credit facility are secured by substantially all of its and its subsidiaries’ assets, other than intellectual property and real estate. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus a margin ranging from 1.375% to 2.00% based on the Company’s leverage ratio. A facility fee is payable on unused commitments at a rate of 0.20% per annum. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

15. Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results for the years ended September 30, 2013 and 2012 (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2013
Total revenue	$13,851	$13,695	$14,289	$14,297
Operating income from continuing operations	4,877	4,129	4,238	5,576
Income from continuing operations	4,248	3,420	3,178	3,733
Income (loss) from discontinued operations	—	682	(47)	(47)
Net income	4,248	4,102	3,131	3,686
Basic income (loss) per share(1):
Continuing operations	0.29	0.23	0.22	0.26
Discontinued operations	0.00	0.05	0.00	0.00
Net income	0.29	0.28	0.22	0.26
Diluted income (loss) per share(1):
Continuing operations	0.29	0.23	0.22	0.26
Discontinued operations	0.00	0.05	0.00	0.00
Net income	0.29	0.28	0.21	0.26
Fiscal 2012
Total revenue	$11,916	$12,210	$13,959	$13,843
Operating income from continuing operations	3,222	3,689	4,793	4,638
Income from continuing operations	2,155	1,946	3,174	2,854
Income (loss) from discontinued operations	551	(223)	(112)	(114)
Net income	2,706	1,723	3,062	2,740
Basic income (loss) per share(1):
Continuing operations	0.12	0.11	0.18	0.17
Discontinued operations	0.03	(0.01)	(0.01)	(0.01)
Net income	0.15	0.10	0.17	0.16
Diluted income (loss) per share(1):
Continuing operations	0.12	0.11	0.18	0.17
Discontinued operations	0.03	(0.01)	(0.01)	(0.01)
Net income	0.15	0.10	0.17	0.16

(1)	The sum of the quarterly income (loss) per share amounts may not equal the annual income (loss) per share total because of changes in the weighted average number of shares outstanding that occurred during the year.

In the fourth quarter of fiscal 2013, the Company recorded a $0.5 million restructuring charge in connection with the reorganization announced in September 2013. The Company also recorded a $1.0 million recovery of legal fees associated with the SRI litigation.

In the first quarter of fiscal 2013, the Company recorded a $1.2 million gain associated with the sale of a strategic investment.

In the second quarter of fiscal 2012, the Company recorded a $0.8 million impairment loss on its investment in OctoPlus.

In the fourth quarter of fiscal 2012, the Company recorded $0.5 million of costs associated with its “modified Dutch auction” tender offer.