Form 10-Q
period 2013-12-31
SURMODICS INC
filed 2014-02-04
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of January 31, 2014 was 13,518,835.

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SurModics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2013	September 30, 2013
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,516	$15,495
Available-for-sale securities	12,481	10,212
Accounts receivable, net of allowance for doubtful accounts of $67 and $26 as of December 31, 2013 and September 30, 2013, respectively	5,110	5,332
Inventories	2,832	3,328
Deferred tax assets	303	506
Prepaids and other	592	860
Current assets of discontinued operations	46	46

Total Current Assets	31,880	35,779
Property and equipment, net	12,486	12,845
Available-for-sale securities	30,149	32,397
Deferred tax assets	5,863	6,038
Intangible assets, net	3,502	3,688
Goodwill	8,010	8,010
Other assets, net	3,166	3,166

Total Assets	$95,056	$101,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,366	$954
Accrued liabilities:
Compensation	844	2,271
Accrued other	1,202	1,149
Share repurchase accrual	513	1,004
Deferred revenue	42	43
Restructuring and other current liabilities	228	416
Current liabilities of discontinued operations	126	139

Total Current Liabilities	4,321	5,976
Deferred revenue, less current portion	151	160
Other long-term liabilities	1,636	1,970

Total Liabilities	6,108	8,106

Commitments and Contingencies (Note 17)
Stockholders’ Equity:
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 13,622,451 and 13,891,402 shares issued and outstanding, respectively	681	695
Additional paid-in capital	—	2,028
Accumulated other comprehensive income	25	58
Retained earnings	88,242	91,036

Total Stockholders’ Equity	88,948	93,817

Total Liabilities and Stockholders’ Equity	$95,056	$101,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

	Three Months Ended
	December 31,
	2013	2012
(In thousands, except per share data)	(Unaudited)
Revenue:
Royalties and license fees	$7,465	$7,516
Product sales	5,400	5,353
Research and development	1,018	982

Total revenue	13,883	13,851

Operating costs and expenses:
Product costs	2,004	1,959
Research and development	3,699	3,362
Selling, general and administrative	3,851	3,653

Total operating costs and expenses	9,554	8,974

Operating income	4,329	4,877

Other income:
Investment income, net	86	72
Gain on sale of strategic investment	681	1,174
Other investment capital gains	—	2

Other income	767	1,248

Income before income taxes	5,096	6,125
Income tax provision	(1,466)	(1,877)

Net income	$3,630	$4,248

Basic net income per share	$0.26	$0.29
Diluted net income per share	$0.26	$0.29
Weighted average number of shares outstanding:
Basic	13,756	14,655
Diluted	14,009	14,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	December 31,
	2013	2012
(In thousands)	(Unaudited)
Net income	$3,630	$4,248
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on available-for-sale securities arising during the period	(33)	240
Reclassification adjustment for realized gains included in net income	—	(3)

Other comprehensive (loss) income	(33)	237

Comprehensive income	$3,597	$4,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	December 31,
	2013	2012
(in thousands)	(Unaudited)
Operating Activities:
Net income	$3,630	$4,248
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	697	722
Stock-based compensation	813	392
Deferred tax	395	27
Gain on sale of strategic investment	(681)	(1,174)
Excess tax (benefit) deficiency from stock-based compensation plans	(690)	4
Other	—	(2)
Change in operating assets and liabilities:
Accounts receivable	222	653
Inventories	496	302
Prepaids and other	62	111
Accounts payable and accrued liabilities	(1,641)	(1,499)
Income taxes	947	1,623

Net cash provided by operating activities from continuing operations	4,250	5,407

Investing Activities:
Purchases of property and equipment	(56)	(857)
Purchases of available-for-sale securities	(2,938)	(843)
Sales and maturities of available-for-sale securities	2,867	805
Cash (transferred to) received from discontinued operations	(13)	75
Cash received from sale of a strategic investment	681	1,258

Net cash provided by investing activities from continuing operations	541	438

Financing Activities:
Excess tax benefit (deficiency) from stock-based compensation plans	690	(4)
Issuance of common stock	61	84
Repurchase of common stock	(9,424)	—
Purchase of common stock to pay employee taxes	(1,097)	—

Net cash (used in) provided by financing activities from continuing operations	(9,770)	80

Net cash (used in) provided by continuing operations	(4,979)	5,925

Discontinued Operations:
Net cash (used in) provided by operating activities	(13)	75
Net cash provided by (used in) financing activities	13	(75)

Net cash provided by discontinued operations	—	—

Net change in cash and cash equivalents	(4,979)	5,925
Cash and Cash Equivalents:
Beginning of period	15,495	15,540
End of period	$10,516	$21,465
Supplemental Information:
Cash paid for income taxes	$124	$228
Noncash transactions – acquisition of property and equipment on account	$123	$209
Noncash transactions – share repurchase accrual	$513	$—
Noncash transactions – issuance of performance shares	$2,756	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended December 31, 2013

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results of SurModics, Inc. and subsidiaries (“SurModics” or the “Company”) for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the entire 2014 fiscal year.

In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. These unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements for the fiscal year ended September 30, 2013, and footnotes thereto included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 11, 2013.

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

(ii) allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

(iii) allocate revenue using the relative selling price method.

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

New Accounting Pronouncements

Accounting Standards to be Adopted

In July 2013, the Financial Accounting Standards Board issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar to a tax loss, or tax credit carryforward exits. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset when a net operating loss carryforward, or similar tax loss, or tax credit carryforward exits, with certain exceptions. This accounting guidance is effective prospectively for the Company beginning in the first quarter of fiscal 2015, with early adoption permitted. While the Company is currently evaluating the impact, its adoption is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

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

On November 1, 2011, the Company entered into a definitive agreement (the “Purchase Agreement”) to sell substantially all of the assets of its wholly-owned subsidiary, SurModics Pharmaceuticals, to Evonik Degussa Corporation (“Evonik”). Under the terms of the Purchase Agreement, the entire portfolio of products and services of SurModics Pharmaceuticals, including the Company’s Current Good Manufacturing Practices (“cGMP”) development and manufacturing facility located in Birmingham, Alabama, were sold. The Company retained all accounts receivable and the majority of liabilities associated with SurModics Pharmaceuticals incurred prior to closing. The sale (the “Pharma Sale”) closed on November 17, 2011. The total consideration received from the Pharma Sale was $30.0 million in cash. As part of the Pharma Sale, SurModics agreed not to compete in the restricted business (as defined in the Purchase Agreement) for a period of five years and to indemnify Evonik against specified losses in connection with SurModics Pharmaceuticals, including certain contingent consideration obligations related to the acquisition by SurModics Pharmaceuticals of the portfolio of intellectual property and drug delivery projects from PR Pharmaceuticals, Inc. (“PR Pharma”) SurModics retained responsibility for repayment obligations related to an agreement with various governmental authorities associated with creation of jobs in Alabama. These obligations were settled or terminated in fiscal 2013 with payments totaling $325,000 repaid to the governmental authorities and a gain of $1.3 million recognized in the fiscal year ended September 30, 2013.

There was no condensed consolidated statement of income impact associated with discontinued operations for the three months ended December 31, 2013 and 2012.

The major classes of assets and liabilities of discontinued operations as of December 31, 2013 and September 30, 2013 were as follows:

	December 31,	September 30,
(Dollars in thousands)	2013	2013
Other current assets	$46	$46

Current assets of discontinued operations	46	46

Total assets of discontinued operations	$46	$46

Other current liabilities payable	$126	$139

Current liabilities of discontinued operations	126	139

Total liabilities of discontinued operations	$126	$139

The assets and liabilities of discontinued operations as of December 31, 2013 are based on accruals associated with the Southern Research Institute (“SRI”) litigation matter and a related deferred tax asset balance. See Note 17 for further discussion of the SRI litigation matter.

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

The Company’s Level 2 assets consist of money market funds, U.S. government and government agency obligations, mortgage-backed securities, municipal bonds, asset-backed securities and corporate bonds. Fair market values for these assets are based on quoted vendor prices and broker pricing where all significant inputs are observable. The Company performs limited tests of the quoted vendor prices based on available U.S. government security pricing on government websites as a means of validating the third party pricing. To ensure the accuracy of quoted vendor prices and broker pricing, the Company performs regular reviews of investment returns to industry benchmarks and sample tests of individual securities to validate quoted vendor prices with other available market data.

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

There were no Level 3 assets at December 31, 2013, September 30, 2013 or December 31, 2012 and there was no Level 3 activity in each of the first quarter of fiscal 2014 and fiscal 2013.

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company did not change its valuation techniques from prior periods.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2013
Assets:
Cash equivalents	$—	$9,202	$—	$9,202
Available-for-sale debt securities:
U.S. government and government agency obligations	—	21,767	—	21,767
Mortgage-backed securities	—	7,977	—	7,977
Municipal bonds	—	2,877	—	2,877
Asset-backed securities	—	5,348	—	5,348
Corporate bonds	—	4,661	—	4,661

Total assets measured at fair value	$—	$51,832	$—	$51,832

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 30, 2013
Assets:
Cash equivalents	$—	$4,402	$—	$4,402
Available-for-sale debt securities:
U.S. government and government agency obligations	—	22,890	—	22,890
Mortgage-backed securities	—	8,216	—	8,216
Municipal bonds	—	3,059	—	3,059
Asset-backed securities	—	3,537	—	3,537
Corporate bonds	—	4,907	—	4,907

Total assets measured at fair value	$—	$47,011	$—	$47,011

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

5. Investments

Investments consist principally of U.S. government and government agency obligations, mortgage-backed securities, municipal bonds, asset-backed securities and corporate bonds and they are classified as available-for-sale at December 31, 2013 and September 30, 2013. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from the condensed consolidated statements of income and reported in the condensed consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the condensed consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income. This adjustment results in a new cost basis for the investment. Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in other income. Realized gains and losses from the sales of debt securities, which are included in other income, are determined using the specific identification method.

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities as of December 31, 2013 and September 30, 2013 were as follows:

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$21,783	$22	$(38)	$21,767
Mortgage-backed securities	7,939	101	(63)	7,977
Municipal bonds	2,865	17	(5)	2,877
Asset-backed securities	5,348	8	(8)	5,348
Corporate bonds	4,657	24	(20)	4,661

Total	$42,592	$172	$(134)	$42,630

	September 30, 2013
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$22,889	$28	$(27)	$22,890
Mortgage-backed securities	8,149	118	(51)	8,216
Municipal bonds	3,049	15	(5)	3,059
Asset-backed securities	3,539	6	(8)	3,537
Corporate bonds	4,896	17	(6)	4,907

Total	$42,522	$184	$(97)	$42,609

As of December 31, 2013 and September 30, 2013, the Company concluded that the unrealized losses related to the available-for-sale securities shown above were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of their amortized cost.

The amortized cost and fair value of investments by contractual maturity at December 31, 2013 were as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Debt securities due within:
One year	$12,470	$12,481
One to five years	21,046	21,046
Five years or more	9,076	9,103

Total	$42,592	$42,630

The following table summarizes sales of available-for-sale securities :

	Three months ended December 31,
(Dollars in thousands)	2013	2012
Proceeds from sales	$2,867	$805
Gross realized gains	$—	$4
Gross realized losses	$—	$—

6. Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components:

	December 31,	September 30,
(Dollars in thousands)	2013	2013
Raw materials	$1,231	$1,378
Finished products	1,601	1,950

Total	$2,832	$3,328

7. Other Assets

Other assets consist principally of strategic investments as follows:

	December 31,	September 30,
(Dollars in thousands)	2013	2013
CeloNova BioSciences, Inc.	$1,500	$1,500
ThermopeutiX, Inc.	1,185	1,185
ViaCyte, Inc.	479	479
Other	2	2

Other assets, net	$3,166	$3,166

The Company accounts for all of its strategic investments under the cost method as of December 31, 2013 and September 30, 2013.

In February 2011, the stent technology of Nexeon MedSystems, Inc. (“Nexeon”) was acquired by CeloNova BioSciences, Inc. (“CeloNova”). Prior to the acquisition by CeloNova, Nexeon created a wholly-owned subsidiary, Nexeon Stent, to hold the company’s stent-related assets. Nexeon distributed to its stockholders the Nexeon Stent stock which was exchanged for Series B-1 preferred shares of CeloNova. CeloNova is a privately-held Texas-based medical technology company that is marketing a variety of medical products. The Company’s investment in CeloNova, which is accounted for under the cost method, represents less than a 2% ownership interest. The Company does not exert significant influence over CeloNova’s operating or financial activities.

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

The Company had invested a total of $2.5 million in Vessix Vascular, Inc. (“Vessix”) and recognized an other-than-temporary impairment loss on this investment totaling $2.4 million in fiscal 2010, based on market valuations and a pending financing round for Vessix. Vessix was purchased by Boston Scientific Corporation in November 2012. The Company recorded a gain of approximately $1.2 million in “gain on sale of strategic investments” section within the condensed consolidated statements of income, on the sale of this investment in the first quarter of fiscal 2013. In the first quarter of fiscal 2014, the Company recorded a $0.7 million gain upon achievement by Vessix of a clinical milestone. Total potential maximum additional proceeds of $3.5 million may be received in the remainder of fiscal 2014 through fiscal 2017 depending on Vessix’s achievement of future sales milestones. No amounts have been recorded associated with these future milestones given the level of uncertainty that exists. Any potential additional income will be recognized once the milestones are achieved.

The total carrying value of cost method investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.

For the three months ended December 31, 2013 and 2012, the Company recognized revenue of less than $0.1 million for each period from activity with companies in which it had a strategic investment.

8. Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer relationships, licenses and trademarks. For the three months ended December 31, 2013 and 2012, the Company recorded amortization expense of $0.2 million for each period.

Intangible assets consisted of the following:

	December 31, 2013
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(3,409)	$1,448
Core technology	8.0	530	(425)	105
Patents and other	16.8	2,256	(887)	1,369

Subtotal		7,643	(4,721)	2,922
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(4,721)	$3,502

	September 30, 2013
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(3,274)	$1,583
Core technology	8.0	530	(409)	121
Patents and other	16.8	2,256	(852)	1,404

Subtotal		7,643	(4,535)	3,108
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(4,535)	$3,688

Based on the intangible assets in service as of December 31, 2013, estimated amortization expense for the remainder of fiscal 2014 and each of the next five fiscal years is as follows (Dollars in thousands):

Remainder of 2014	$557
2015	731
2016	594
2017	183
2018	137
2019	137

Future amortization amounts presented above are estimates. Actual future amortization expense may be different, as a result of future acquisitions, impairments, changes in amortization periods, or other factors.

9. Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value assigned to the assets purchased and liabilities assumed in connection with a business acquisition. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment in accordance with accounting guidance for goodwill. The carrying amount of goodwill is evaluated annually, and between annual evaluations if events occur or circumstances change indicating that the carrying amount of goodwill may be impaired.

The $8.0 million of goodwill at December 31, 2013 and September 30, 2013 is related to the In Vitro Diagnostics reporting unit and represents the gross value from the acquisition of BioFX Laboratories, Inc. (“BioFX”) in 2007. The goodwill was not impaired based on the outcome of the fiscal 2013 annual impairment test, and there have been no events or circumstances that have occurred in the first quarter of fiscal 2014 associated with the In Vitro Diagnostics reporting unit to indicate that the goodwill may be impaired.

10. Stock-based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock awards, performance share awards and restricted stock units. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period.

The Company’s stock-based compensation expenses were allocated to the following expense categories:

	Three months ended December 31,
(Dollars in thousands)	2013	2012
Product costs	$4	$3
Research and development	52	23
Selling, general and administrative	757	366

Total	$813	$392

As of December 31, 2013, approximately $5.1 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.4 years. The unrecognized compensation costs above include $1.6 million based on payout levels associated with performance share awards that are currently anticipated to be fully expensed because the performance conditions are expected to be met at or above target levels.

Stock Option Awards

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair values of stock options granted during the three months ended December 31, 2013 and 2012 were $8.80 and $8.48, respectively. The assumptions used as inputs in the model were as follows:

	Three months ended December 31,
	2013	2012
Risk-free interest rates	1.2%	0.6%
Expected life (years)	4.6	4.8
Expected volatility	45.1%	49.2%
Dividend yield	0.0%	0.0%

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

The total pre-tax intrinsic value of options exercised during the three months ended December 31, 2013 and 2012 was $0.5 million and less than $0.1 million, respectively. The intrinsic value represents the difference between the average exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period end.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance these shares are considered to be non-vested shares. The Restricted Stock is released to the key employees if they are employed by the Company at the end of the vesting period. Compensation has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. The stock-based compensation table above includes Restricted Stock expenses recognized related to these awards, which totaled less than $0.1 million and $0.1 million during the three months ended December 31, 2013 and 2012, respectively.

Performance Share Awards

The Company has entered into performance share agreements with certain key employees, covering the issuance of common stock (“Performance Shares”). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives, which must be achieved during the performance period. Performance objectives selected by the Organization and Compensation

Committee of the Board of Directors (the “Committee”) were cumulative earnings per share and cumulative revenue for the three-year performance periods for fiscal 2011 (2011 – 2013), fiscal 2012 (2012 – 2014), fiscal 2013 (2013 – 2015) and fiscal 2014 (2014 – 2016). Assuming that the minimum performance level is attained, the number of shares that may actually vest will vary based on performance from 20% (minimum) to 200% (maximum). Shares will be issued to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The fiscal 2011 awards were finalized in the three months ended December 31, 2013 and resulted in issuance of 122,053 shares (maximum was 137,066 shares) based on the performance objective results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. Compensation is recognized in each period based on management’s best estimate of the achievement level of the specified performance objectives for Performance Shares. For the three months ended December 31, 2013 and 2012, the Company recognized expense of $0.3 million and $0.2 million, respectively. The stock-based compensation table above includes the Performance Shares expenses.

The fair values of the Performance Shares, at target, were $0.9 million, $0.9 million and $0.8 million for grants awarded in fiscal 2014, 2013 and 2012, respectively.

The aggregate number of shares that could be awarded to key employees if the minimum, target and maximum performance goals are met, based upon the fair value at the date of grant is as follows:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
Fiscal 2012 - 2014	12,499	62,497	124,994
Fiscal 2013 - 2015	8,551	42,753	85,506
Fiscal 2014 - 2016	7,861	39,303	78,606

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of December 31, 2013 and 2012, there were $0.1 million and less than $0.1 million, respectively, of employee contributions in each period included in accrued liabilities in the condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three months ended December 31, 2013 and 2012 totaled less than $0.1 million in each period. The stock-based compensation table above includes the Stock Purchase Plan expenses.

Restricted Stock Units

The Company has awarded 22,400 restricted stock units (“RSU”) in fiscal 2014 and 2013 under the 2009 Equity Incentive Plan to non-employee directors. The RSU awards vest annually at a rate of 33%. RSU awards are not considered issued or outstanding common stock of the Company until they vest. The estimated fair value of the RSU awards was calculated based on the closing market price of SurModics’ common stock on the date of grant. Compensation has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. Directors can also elect to receive their cash retainers for services to the Board of Directors and its committees in the form of RSUs. Certain directors elected this option beginning on January 1, 2013 which has resulted in 7,821 units issued with a total value of $184,000. These RSUs are fully vested. The stock-based compensation table above includes RSU expenses recognized related to these awards, which totaled $0.1 million and less than $0.1 million for the three months ended December 31, 2013 and 2012, respectively.

11. Restructuring Charges

During the three months ended December 31, 2013 and 2012, the Company did not incur any restructuring charges.

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

The following table summarizes the restructuring accrual activity:

(Dollars in thousands)	Employee Severance and Benefits	Facility- Related Costs	Total
Balance at September 30, 2013	$399	$17	$416
Cash payments	(173)	(15)	(188)

Balance at December 31, 2013	$226	$2	$228

The remaining restructuring accrual balance relates to the fiscal 2013 restructuring and is expected to be paid within the next 12 months. As such, the total balance is recorded as a current liability within other current liabilities on the consolidated balance sheet as of December 31, 2013.

12. Revolving Credit Facility

On November 4, 2013, the Company entered into a three-year $20.0 million secured revolving credit facility. The Company’s obligations under the credit facility are secured by substantially all of its and its subsidiaries’ assets, other than intellectual property and real estate. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus a margin ranging from 1.375% to 2.00% based on the Company’s leverage ratio. A facility fee is payable on unused commitments at a rate of 0.20% per annum. In connection with the credit facility, the Company is required to maintain financial covenants related to a maximum leverage ratio and a minimum EBITDA amount and nonfinancial covenants. As of December 31, 2013, the Company has no debt outstanding and was in compliance with all financial and nonfinancial covenants.

13. Income Per Share Data

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

The following table sets forth the denominator for the computation of basic and diluted income per share (in thousands):

	Three months ended December 31,
	2013	2012
Basic weighted average shares outstanding	13,756	14,655
Dilutive effect of outstanding stock options, non-vested restricted stock and performance shares	253	208

Diluted weighted average shares outstanding	14,009	14,863

The calculation of weighted average diluted shares outstanding excludes outstanding stock options associated with the right to purchase 0.4 million and 0.7 million shares of common stock for the three months ended December 31, 2013 and 2012, respectively, as their inclusion would have had an antidilutive effect on diluted income per share.

During the first quarter of fiscal 2014, the Company repurchased 380,011 shares of common stock for a total of $8.9 million under the July 2013 authorization, including $0.5 million associated with open repurchases at December 31, 2013. During the first quarter of fiscal 2013, there were no purchases of common stock of the Company. As of December 31, 2013, the Company has $2.6 million available for future repurchases under the current authorization. In January 2014, the $2.6 million remaining under the repurchase program was used to repurchase additional shares of common stock, and the repurchase authorization is now completed.

14. Income Taxes

The Company recorded income tax provisions associated with income from continuing operations of $1.5 million and $1.9 million for the three months ended December 31, 2013 and 2012, respectively, representing effective tax rates of 28.8% and 30.6%, respectively. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the three months ended December 31, 2013 and 2012 reflects the impact of state income taxes, permanent tax items and discrete tax benefits. The three months ended December 31, 2013 and 2012 also reflects the impact of a gain related to a Vessix contingent consideration payment and gain on sale of our ownership interest in Vessix stock, neither of which resulted in recognition of tax expense as a result of the reversal of a capital loss valuation allowance.

The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of December 31, 2013 and September 30, 2013, respectively, are $0.9 million and $1.0 million for each period. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months with the above balances classified on the condensed consolidated balance sheets in other long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. The Internal Revenue Service has commenced an examination of the Company’s U.S. income tax return for fiscal 2012 in the first quarter of fiscal 2014. U.S. income tax returns for years prior to fiscal 2010 are no longer subject to examination by federal tax authorities. For tax returns for state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2003.

15. Amounts Reclassified Out of Accumulated Other Comprehensive Income

Amounts reclassified out of accumulated other comprehensive income (“AOCI”) were less than $0.1 million on a pre-tax basis for each of the three months ended December 31, 2013 and 2012. The amounts reclassified out of AOCI are associated with unrealized gains on available-for-sale securities that were realized on the sale of the securities and are presented in other income, net in the condensed consolidated statements of income.

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

The tables below present segment revenue, operating income and depreciation and amortization, as follows:

	Three months ended December 31,
(Dollars in thousands)	2013	2012
Revenue:
Medical Device	$10,549	$10,531
In Vitro Diagnostics	3,334	3,320

Total revenue	$13,883	$13,851

Operating income:
Medical Device	$5,328	$5,840
In Vitro Diagnostics	671	751

Total segment operating income	5,999	6,591
Corporate	(1,670)	(1,714)

Total operating income	$4,329	$4,877

Depreciation and amortization:
Medical Device	$294	$317
In Vitro Diagnostics	214	215
Corporate	189	190

Total depreciation and amortization	$697	$722

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

Southern Research Institute (“SRI”) Litigation. On July 31, 2009, the Company’s SurModics Pharmaceuticals subsidiary was named as a defendant in litigation pending in the circuit court of Jefferson County, Alabama, between SRI and two of SRI’s former employees (the “Plaintiffs”). In the litigation, the Plaintiffs allege that they contributed to or invented certain intellectual property while they were employed at SRI, and pursuant to SRI’s policies then in effect, they are entitled to, among other things, a portion of the purchase price consideration paid by the Company to SRI as part of the Company’s acquisition of SurModics Pharmaceuticals pursuant to a stock purchase agreement made effective on July 31, 2007 (the “Stock Purchase Agreement”). The Plaintiffs have also alleged that they are entitled to a portion of the intellectual property income derived from license agreements with certain customers of SurModics Pharmaceuticals that make use of patents to which the Plaintiffs invented or contributed. A trial is expected to take place in the May to July 2014 timeframe. Based on the facts known to date, the Company recorded a $100,000 expense in discontinued operations for the year ended September 30, 2013. The Company has not recorded additional accruals as the probability of the outcome is currently not determinable and any potential loss is not estimable. The Company believes that it has meritorious defenses to the Plaintiff’s claims and will vigorously defend and prosecute this matter. Following the Pharma Sale, the Company remains responsible for this litigation and has agreed to indemnify Evonik against certain losses, including those that may be incurred in connection with this litigation.

Pursuant to the Stock Purchase Agreement, the Company has certain rights of indemnification against losses (including without limitation, damages, expenses and costs) incurred as a result of the litigation. The Company had recorded cumulative unreimbursed legal expenses totaling $1.3 million as of June 30, 2013, related to this litigation, within selling, general and administrative expenses from continuing operations in the condensed consolidated statements of income. In June 2011, the Company sued SRI in United States District Court for the District of Minnesota seeking a judicial declaration regarding the scope of the Company’s indemnification rights under the Stock Purchase Agreement. On April 17, 2013, the District Court entered a judgment in the Company’s favor requiring SRI to indemnify the Company for prior and future legal expenditures related to this matter. On July 30, 2013, the Company and SRI entered into a settlement and release agreement resolving the litigation relating to indemnification rights. The settlement and release agreement does not relate to claims for indemnification under the Stock Purchase Agreement for any substantive liability, judgment, or settlement in or related to the ongoing litigation in Alabama discussed above. The Company received payment of $1.0 million associated with the historical cumulative unreimbursed legal expenses and recognized the receipt as an expense offset in the fourth quarter ended September 30, 2013. This settlement included $0.6 million of legal expenses incurred prior to fiscal 2013. Additionally, under the settlement and release agreement, the Company will be reimbursed for 75% of the legal fees, costs and expenses that the Company may incur in the future in connection with the Alabama litigation that are not considered excessive.

InnoRx, Inc. In January 2005, the Company entered into a merger agreement whereby SurModics acquired all of the assets of InnoRx, Inc. (“InnoRx”), an early stage company developing drug delivery devices and therapies for the ophthalmology market. SurModics will be required to issue up to approximately 480,059 additional shares of its common stock to the stockholders of InnoRx upon the successful completion of the remaining development and commercial milestones involving InnoRx technology acquired in the transaction. The Company has not recorded any accrual for this contingency as of December 31, 2013 as the milestones have not been achieved and the probability of achievement is low.

InnoCore Technologies BV. In March 2006, the Company entered into a license agreement whereby SurModics obtained an exclusive license to a drug delivery coating for licensed products within the vascular field which included peripheral, coronary and neurovascular biodurable stent product. The license requires an annual minimum payment of 200,000 euros (equivalent to $275,000 using a euro to U.S. $ exchange rate of 1.3766 as of December 31, 2013) until the last patent expires which is currently estimated to be September 2027. The total minimum future payments associated with this license are approximately $3.9 million. The license is currently utilized with one of SurModics’ drug delivery customers.

PR Pharmaceuticals, Inc. In November 2008, SurModics Pharmaceuticals acquired certain contracts and assets of PR Pharma to enhance its portfolio of drug delivery technologies for the pharmaceutical and biotechnology industries. The Company agreed to indemnify Evonik, for a period of five years, for up to $2.5 million of contingent consideration obligations to the sellers of PR Pharma related to a future patent issuance milestone when it sold substantially all of the SurModics Pharmaceuticals assets to Evonik on November 17, 2011. The Company has not recorded any accrual for this contingency as of December 31, 2013 as the milestone has not been achieved and the probability of achievement is low.

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

Overview

SurModics is a leading provider of surface modification and in vitro diagnostic technologies to the healthcare industry. In fiscal 2013, our business performance continued to be driven by growth from our Medical Device hydrophilic coatings royalty revenue, and from our In Vitro Diagnostics segment from existing products, new product launches as well as the addition of new diagnostic test kit manufacturer customers.

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

Our internal R&D activities are engaged in the exploration, discovery and application of technologies that solve meaningful problems in the diagnosis and treatment of disease. Our key R&D activities include efforts that support and expand our core offerings. These efforts include activities that support the development of our coating technologies that enhance drug-coated balloons. In the second quarter of fiscal 2013, we completed development activities and launched our next generation hydrophilic coating platform which is commercially available under the tradename SereneTM (formerly referred to as Gen 5). We also launched in July 2013, a new in vitro diagnostic product, StabliZyme ® Protein-Free Stabilizer, which focuses on stabilizing biomolecule activity in assay tests. Additional planned activities include initiation of surface modification experiments that improve medical device performance and developing chemistries to support molecular diagnostic applications.

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

Results of Operations – Three Months Ended December 31

Revenue. Revenue during the first quarter of fiscal 2014 was $13.9 million, essentially unchanged from the first quarter of fiscal 2013. The fiscal 2013 period included a one-time royalty catch up payment of $0.6 million. The change in revenue, as detailed in the table below, is further explained in the narrative below.

	Three Months Ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	Increase (Decrease)	Change
Revenue:
Medical Device	$10,549	$10,531	$18	0.2%
In Vitro Diagnostics	3,334	3,320	14	0.4%

Total revenue	$13,883	$13,851	$32	0.2%

Medical Device. Revenue in Medical Device was $10.5 million in the first quarter of fiscal 2014, essentially unchanged compared with the first quarter of fiscal 2013. The change in total revenue was attributable to $0.2 million of higher license fees and R&D revenue, primarily offset by $0.2 million of lower royalty revenue. Fiscal 2013 revenue included $0.6 million from a one-time royalty revenue catch-up payment.

In Vitro Diagnostics. Revenue in In Vitro Diagnostics was $3.3 million in the first quarter of fiscal 2014, essentially unchanged compared with the first quarter of fiscal 2013. In Vitro Diagnostics fiscal 2014 results included increases in sales of microarray slides of $0.2 million and BioFX branded products of $0.2 million which were offset by a $0.2 million decrease in antigen sales as well as a $0.1 million decrease in stabilization product sales.

The following is a summary of major costs and expenses as a percent of total revenue:

	Three months ended December 31, 2013		Three months ended December 31, 2012
(Dollars in thousands)	Amount	% of Total Revenue	Amount	% of Total Revenue
Product costs	$2,004	14%	$1,959	14%
Research and development	3,699	27	3,362	24
Selling, general and administrative	3,851	28	3,653	26

Product costs. Product costs were $2.0 million in each of the three months ended December 31, 2013 and 2012, respectively, or 14% of total revenue in each period. Product gross margins were 63% in fiscal 2014 and 2013, respectively.

Research and development (R&D) expenses. R&D expenses were $3.7 million and $3.4 million for the first quarter of fiscal 2014 and 2013, or 27% and 24% of total revenue in each respective period. The fiscal 2014 increase from fiscal 2013 of $0.3 million, or 10%, was primarily a result of $0.6 million higher spending for our drug-coated balloon development project offset partially by $0.1 million each of lower patent related legal expenses and compensation costs. We expect R&D expenses to increase in fiscal 2014 as compared with fiscal 2013 as we continue to fund drug-coated balloon development activities.

Selling, general and administrative expenses. Selling, general and administrative expenses were $3.9 million and $3.7 million for the three months ended December 31, 2013 and 2012, respectively, or 28% and 26% of total revenue for each respective period. The increase in fiscal 2014 from fiscal 2013 of $0.2 million, or 5%, was primarily attributable to $0.6 million of higher compensation and benefit costs, principally from a $0.4 million increase in stock compensation expenses, offset partially by $0.1 million of lower professional services, $0.2 million of lower consulting expenses and $0.1 million of lower legal expenses. Legal expenses are anticipated to increase by approximately $1.0 million in fiscal 2014 compared with fiscal 2013 because of the $1.0 million SRI legal settlement we received in fiscal 2013.

Other income. Major classifications of other income are as follows:

	Three months ended December 31,
(Dollars in thousands)	2013	2012
Investment income	$86	$72
Gain on sale of strategic investment	681	1,174
Other investment capital gains	—	2

Total other income	$767	$1,248

Other income was $0.8 million in the first quarter of fiscal 2014, compared with $1.2 million for the first quarter of fiscal 2013. The first quarter of fiscal 2014 includes a gain of $0.7 million from a milestone contingent consideration payment from the sale of our ownership interest in Vessix. The first quarter of fiscal 2013 includes the gain of $1.2 million from the sale of our ownership interest in Vessix. Income from investments in fiscal 2014 increased slightly compared with the prior-year period primarily from improvement in interest rate yields on securities in our investment portfolio.

Income tax provision. The reconciliation of the statutory U.S. federal tax rate of 35.0% and our effective tax rate for the three months ended December 31, 2013 and 2012 is as follows:

	Three months ended
	December 31,
	2013	2012
Statutory U.S. federal income tax rate	35.0%	35.0%
State income taxes, net of federal benefit	0.8	1.3
Gain on strategic investment	(1.3)	(2.1)
Discrete item – state tax reserve release	(4.4)	(2.8)
Other	(1.3)	(0.8)

Effective tax rate	28.8%	30.6%

The income tax provision was $1.5 million and $1.9 million for the three months ended December 31, 2013 and 2012, respectively, representing effective tax rates of 28.8% and 30.6%, respectively. The difference between the U.S. federal statutory tax rate of 35.0% and our effective tax rate for the three months ended December 31, 2013 and 2012 reflects the impact of state income taxes, permanent tax items and discrete tax benefits. Discrete items largely consist of state income tax reserve reversals related to the expiration of statutory filing requirements in each period. The three months ended December 31, 2013 and 2012 also reflects the impact of a gain related to a Vessix milestone contingent consideration payment and gain on sale of our ownership interest in Vessix stock, respectively, for which there is tax expense recognized which has been offset by the reversal of a capital loss valuation allowance. We may receive an additional $3.5 million of future contingent payments through fiscal 2017 based on sales of Vessix products. These proceeds, if any, will generate capital gains which will result in reduction of the existing capital loss carryforward valuation allowance.

Segment Operating Results

Operating income for each of our reportable segments was as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2013	2012	Increase/Decrease
Operating income:
Medical Device	$5,328	$5,840	(9)%
In Vitro Diagnostics	671	751	(11)%

Total segment operating income	5,999	6,591	(9)%
Corporate	(1,670)	(1,714)	(3)%

Total operating income	$4,329	$4,877	(11)%

Medical Device. Operating income was $5.3 million in the first quarter of fiscal 2014, compared with $5.8 million in the first quarter of fiscal 2013. The first quarter of fiscal 2013 included a one-time royalty catch up payment of $0.6 million. The decrease in operating income resulted from $0.4 million of higher direct operating expenses in the first quarter of fiscal 2014 as we invested $0.6 million in the drug-coated balloon development project, offset partially by $0.2 million lower compensation expenses resulting from our September 2013 restructuring. Allocated corporate costs increased approximately $0.1 million in the first quarter of fiscal 2014 when compared with the first quarter of fiscal 2013. The operating income as a percentage of revenue was 51% and 55% in the first quarter of fiscal 2014 and 2013, respectively.

In Vitro Diagnostics. Operating income was $0.7 million in the first quarter of fiscal 2014, compared with $0.8 million in the first quarter of fiscal 2013. The product sales and product gross margins of 60% in the first quarter of fiscal 2014 were relatively unchanged compared with the first quarter of fiscal 2013. In Vitro Diagnostics direct expenses increased $0.1 million in the fiscal 2014 compared with fiscal 2013 driven by higher compensation expenses. Allocated corporate expenses increased by less than $0.1 million in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013. The operating income as a percentage of revenue was 20% and 23% in the first quarter of fiscal 2014 and 2013, respectively, as the first quarter of each fiscal year is typically our lowest operating margin levels based on lower sales volumes driven by customer order patterns.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board of Directors related, that have not been fully allocated to the Medical Device and In Vitro Diagnostics segments. Corporate also includes expenses, such as litigation, which are not specific to a segment. Operating loss was $1.7 million in both the first quarter of fiscal 2014 and 2013. Higher compensation expenses of $0.5 million, primarily stock-based compensation, were offset by a decrease of $0.5 million associated with consulting, professional services and legal expenses.

Liquidity and Capital Resources

As of December 31, 2013, we had working capital of $27.7 million, a decrease of $2.1 million from September 30, 2013. Our cash, cash equivalents and available-for-sale securities totaled $53.1 million at December 31, 2013, a decrease of $5.0 million from $58.1 million at September 30, 2013, principally from share repurchases of $9.4 million in the first quarter of 2014.

Our investments consist principally of U.S. government and government agency obligations, mortgage-backed securities, municipal bonds, asset-backed securities and corporate bonds with varying maturity dates, the majority of which are five years or less. Our investment policy excludes ownership of collateralized mortgage obligations, mortgage-backed derivatives and other derivative securities without prior written approval of the Board of Directors. Our investment policy also requires that no more than 5% of investments be held in any one credit or issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while generating an above benchmark (“Merrill Lynch 1-3 Year Government-Corporate Index”) total rate of return on a pre-tax basis. Management plans to continue to direct its investment advisors to manage our security investments primarily for the safety of principal for the foreseeable future as we continue to assess other investment opportunities and uses of its cash and securities investments, including those described below.

On November 4, 2013, we entered into a three-year $20.0 million secured revolving credit facility. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based on the Company’s leverage ratio. No borrowings have been made on the credit facility and the Company is in compliance with the financial covenants related to a maximum leverage ratio and a minimum EBITDA amount and nonfinancial covenants.

We generated cash flows from operating activities from continuing operations of approximately $4.9 million and $5.4 million in the first quarter ended December 31, 2013 and 2012, respectively. The following table depicts our cash flows provided by operating activities from continuing operations:

	Three Months Ended December 31,
(Dollars in thousands)	2013	2012
Net income	$3,630	$4,248
Depreciation and amortization	697	722
Stock-based compensation	813	392
Deferred tax	395	27
Net other operating activities	(1,371)	(1,172)
Net change in other operating assets and liabilities	86	1,190

Net cash provided by operating activities from continuing operations	$4,250	$5,407

Operating Activities. We generated cash flows from operating activities from continuing operations of $4.3 million and $5.4 million for the first quarter ended December 31, 2013 and 2012, respectively. The first quarter of fiscal 2014 decrease compared with the first quarter of fiscal 2013 reflected lower cash generated from operations of $0.1 million, a reduction in accounts receivable of $0.4 million and a reduction in accounts payable, accrued liabilities and accrued income taxes of $0.8 million, offset partially from an increase in inventory of $0.2 million.

Investing Activities. We invested $0.1 million in property and equipment in the first quarter of fiscal 2014, compared with $0.9 million in the prior-year period. The property and equipment investment in the first quarter of fiscal 2014 is significantly lower than our investment in the first quarter of fiscal 2013 as we increased spending on building improvements in the first quarter of fiscal 2013. We anticipate spending $2.1 million to $2.4 million for the remainder of fiscal 2014 which will result in a full year increase when compared with fiscal 2013 investment. We received cash of $0.7 million (contingent milestone payment) and $1.3 million (sale of shares) in the first quarter of fiscal 2014 and 2013, respectively, associated with the sale of our ownership interest in Vessix Vascular. In the first quarter of fiscal 2014, we invested cash associated with our discontinued operations of less than $0.1 million compared with cash generated from our discontinued operations of $0.1 million in the first quarter of fiscal 2013.

Financing Activities. We (used) provided cash flows from financing activities from continuing operations of $(9.8) million in the first quarter of fiscal 2014, compared with $0.1 million in the first quarter of fiscal 2013. In July 2013, our Board of Directors authorized the repurchase of up to $20.0 million of our outstanding common stock through open-market purchases, private transactions, block trades, accelerated share repurchase transactions, tender offers, or by any combination of such methods. During the first quarter of fiscal 2014, we repurchased 380,011 shares of common stock worth $8.9 million at an average price of $23.48 per share under this authorization. The repurchase authorization does not have a fixed expiration date and $2.6 million remained available for future repurchases as of December 31, 2013. In January 2014 the remaining $2.6 million was used to repurchase additional shares of common stock. We also used cash of $1.1 million in the first quarter of fiscal 2014 to purchase common stock to pay employee taxes resulting principally from issuance of common shares associated with our fiscal year 2011-2013 performance share program.

We believe that our existing cash, cash equivalents and available-for-sale securities, which totaled $53.1 million as of December 31, 2013, together with cash flow from operations and our credit facility, will provide liquidity sufficient to meet the below stated needs and fund our operations for the remainder of fiscal 2014. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms. Our anticipated liquidity needs for the remainder of fiscal 2014 may include, but are not limited to, the following: general capital expenditures in the range of $2.1 million to $2.4 million; $2.6 million related to our share repurchase program discussed previously; and obligations remaining after the Pharma Sale, including indemnification obligations of $2.5 million to Evonik related to contingent consideration payments from the acquisition of assets from PR Pharmaceuticals in November 2008.

Discontinued Operations. Our Pharmaceuticals discontinued operation used operating cash of less than $0.1 million in the first quarter of fiscal 2014 and generated operating cash of $0.1 million in the first quarter of fiscal 2013. Cash generated in financing activities of less than $0.1 million in the first quarter of fiscal 2014 and cash used of $0.1 million in the first quarter of fiscal 2013 related to transfers of cash to the continuing operations of SurModics and consisted of cash used for accounts payable balances and cash generated from payments related to retained accounts receivable balances in the first quarter of fiscal 2014 and 2013, respectively.

Customer Concentrations. Our licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic, Inc. (“Medtronic”) was our largest customer comprising 19% of total revenue for fiscal 2013 and remains at this level in the first quarter of fiscal 2014. Medtronic has several separately licensed products that generate royalty revenue for SurModics, none of which represented more than 6% of SurModics’ total revenue. No other individual customer using licensed technology constitutes more than 10% of SurModics’ total revenue.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements with any unconsolidated entities.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning our growth strategy, including our ability to sign new license agreements and broaden our hydrophilic coatings royalty revenue, product development programs, various milestone achievements, research and development expenses, increased legal expenses within selling, general and administrative expenses, future cash flow and sources of funding, short-term liquidity requirements, future property and equipment investment levels, the impact of potential lawsuits or claims, and the impact of Medtronic, as well as other significant customers, including new diagnostic kit customers. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent the Company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from our forward-looking statements, such factors include, among others:

•	our reliance on a small number of significant customers, which causes our financial results and stock price to be subject to factors affecting those significant customers and their products, the timing of market introduction of their or competing products, product safety or efficacy concerns and intellectual property litigation could adversely affect our growth strategy and the royalty revenue we derive;

•	general economic conditions which are beyond our control, such as the impact of recession, business investment and changes in consumer confidence;

•	a decrease in our available cash or the value of our investment holdings could impact short-term liquidity requirements and expected capital and other expenditures;

•	the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or U.S. Food and Drug Administration marketing clearances or approvals, which may result in lost market opportunities or postpone or preclude product commercialization by licensees;

•	the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors;

•	our ability to perform successfully certain product development activities, the related R&D expense impact and governmental and regulatory compliance activities which we have not previously undertaken in any significant manner; and

•	other factors described in “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which you are encouraged to read carefully.

Many of these factors are outside the control and knowledge of us, and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon our forward-looking statements and to consult any further disclosures by us on this subject in its filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of U.S. government and government agency obligations, mortgage-backed securities, municipal bonds, asset-backed securities and corporate bonds with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $0.8 million decrease in the fair value of our available-for-sale securities as of December 31, 2013, but would have no material impact on the results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2013. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures, as designed and implemented, are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2013.

Item 1A. Risk Factors

In our report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC on December 11, 2013, we identify under “Part 1, Item 1A. Risk Factors.” important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.

There have been no material changes in our risk factors subsequent to the filing of our Form 10-K for the fiscal year ended September 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2013, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
10/1/13 — 10/31/13	112,200	$23.57	112,200	$8,881,325
11/1/13 — 11/30/13	153,434	$22.76	111,614	$6,333,671
12/1/13 —12/31/13	177,460	$23.83	156,197	$2,603,780

Total	443,094	$23.39	380,011	$2,603,780

(1)	The purchases in this column included shares repurchased as part of our publicly announced program and in addition include 63,803 shares that were repurchased by the Company to satisfy tax withholding obligations in connection with so-called “stock swap exercises” related to the exercise of employee stock options or vesting of performance share awards.
(2)	On July 29, 2013, our Board of Directors authorized the repurchase of up to $20.0 million of our outstanding common stock. Through December 31, 2013, we have repurchased 380,011 shares at an average price of $23.48 under the July 2013 authorization and as of December 31, 2013, there remains $2.6 million available to repurchase shares in the future. The repurchase authorization does not have a fixed expiration date. In January 2014 the remaining $2.6 million was used to repurchase additional shares of common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1	Restated Articles of Incorporation, as amended - incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837.

3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 – incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.

10.1	Credit Agreement dated November 4, 2013, by and between SurModics, Inc., and Wells Fargo Bank, National Association – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 5, 2013, SEC File No. 0-23837.

10.2	Revolving Line of Credit Note dated November 4, 2013 – incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 5, 2013, SEC File No. 0-23837.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q for SurModics, Inc. for the quarterly period ended December 31, 2013, filed on February 4, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 4, 2014	SurModics, Inc.

	By:	/s/ Andrew D. C. LaFrence
Andrew D. C. LaFrence
Vice President of Finance and
Chief Financial Officer (duly authorized signatory and principal financial officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2013

SURMODICS, INC.

Exhibit	Description

3.1	Restated Articles of Incorporation, as amended - incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837.

3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 – incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.

10.1	Credit Agreement dated November 4, 2013, by and between SurModics, Inc., and Wells Fargo Bank, National Association – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 5, 2013, SEC File No. 0-23837.

10.2	Revolving Line of Credit Note dated November 4, 2013 – incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 5, 2013, SEC File No. 0-23837.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* 101.INS* 101.SCH* 101.CAL* 101.LAB* 101.PRE*

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Calculation Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith