Form 10-Q
period 2014-03-31
SURMODICS INC
filed 2014-05-08
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of April 30, 2014 was 13,594,564.

PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION		30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31

SIGNATURES

EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SurModics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2014	2013
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,444	$15,495
Available-for-sale securities	25,399	10,212
Accounts receivable, net of allowance for doubtful accounts of $39 and $26 as of March 31, 2014 and September 30, 2013, respectively	5,610	5,332
Inventories	2,758	3,328
Deferred tax assets	315	506
Prepaids and other	2,081	860
Current assets of discontinued operations	46	46

Total Current Assets	44,653	35,779
Property and equipment, net	12,689	12,845
Available-for-sale securities	17,420	32,397
Deferred tax assets	6,427	6,038
Intangible assets, net	3,317	3,688
Goodwill	8,010	8,010
Other assets, net	3,166	3,166

Total Assets	$95,682	$101,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,091	$954
Accrued liabilities:
Compensation	1,216	2,271
Accrued other	767	1,149
Share repurchase accrual	—	1,004
Deferred revenue	42	43
Restructuring and other current liabilities	2	416
Current liabilities of discontinued operations	126	139

Total Current Liabilities	3,244	5,976
Deferred revenue, less current portion	159	160
Other long-term liabilities	1,646	1,970

Total Liabilities	5,049	8,106

Commitments and Contingencies (Note 17)
Stockholders’ Equity:
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 13,584,989 and 13,891,402 shares issued and outstanding, respectively	679	695
Additional paid-in capital	2,026	2,028
Accumulated other comprehensive (loss) income	(10)	58
Retained earnings	87,938	91,036

Total Stockholders’ Equity	90,633	93,817

Total Liabilities and Stockholders’ Equity	$95,682	$101,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Revenue:
Royalties and license fees	$7,329	$6,951	$14,794	$14,467
Product sales	5,165	5,758	10,565	11,111
Research and development	1,110	986	2,128	1,968

Total revenue	13,604	13,695	27,487	27,546

Operating costs and expenses:
Product costs	1,696	1,945	3,700	3,904
Research and development	4,134	3,774	7,833	7,136
Selling, general and administrative	4,294	3,847	8,145	7,500

Total operating costs and expenses	10,124	9,566	19,678	18,540

Operating income from continuing operations	3,480	4,129	7,809	9,006

Other income (loss):
Investment income, net	66	56	152	127
Impairment loss on strategic investment	—	(129)	—	(129)
Gain on sales of strategic investments	—	119	681	1,293
Other income, net	125	163	125	165

Other income, net	191	209	958	1,456

Income from continuing operations before income taxes	3,671	4,338	8,767	10,462
Income tax provision	(1,212)	(918)	(2,678)	(2,794)

Income from continuing operations	2,459	3,420	6,089	7,668
Discontinued operations:
Income from discontinued operations, net of income taxes	—	682	—	682

Income from discontinued operations	—	682	—	682

Net income	$2,459	$4,102	$6,089	$8,350

Basic income per share:
Continuing operations	$0.18	$0.23	$0.45	$0.52
Discontinued operations	0.00	0.05	0.00	0.05
Net income	$0.18	$0.28	$0.45	$0.57
Diluted income per share:
Continuing operations	$0.18	$0.23	$0.44	$0.52
Discontinued operations	0.00	0.05	0.00	0.05
Net income	$0.18	$0.28	$0.44	$0.56
Weighted average number of shares outstanding:
Basic	13,538	14,622	13,658	14,639
Diluted	13,824	14,914	13,925	14,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
(In thousands)	(Unaudited)		(Unaudited)
Net income	$2,459	$4,102	$6,089	$8,350
Other comprehensive (loss) income, net of tax:
Unrealized holding gains on available-for-sale securities arising during the period	49	78	16	316
Reclassification adjustment for realized gains included in net income	(84)	(228)	(84)	(229)

Other comprehensive (loss) income	(35)	(150)	(68)	87

Comprehensive income	$2,424	$3,952	$6,021	$8,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	March 31,
	2014	2013
(in thousands)	(Unaudited)
Operating Activities:
Net income	$6,089	$8,350
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Income from discontinued operations	—	(682)
Depreciation and amortization	1,380	1,446
Stock-based compensation	2,462	1,238
Deferred taxes	(164)	172
Gain on sales of available-for-sale securities and strategic investments	(806)	(1,458)
Impairment loss on investments	—	129
Excess tax (benefit) deficiency from stock-based compensation plans	(658)	191
Change in operating assets and liabilities:
Accounts receivable	(278)	158
Inventories	570	160
Prepaids and other	(330)	(191)
Accounts payable and accrued liabilities	(1,770)	(1,366)
Income taxes	(559)	(1,322)

Net cash provided by operating activities from continuing operations	5,936	6,825

Investing Activities:
Purchases of property and equipment	(798)	(1,239)
Purchases of available-for-sale securities	(92,700)	(26,091)
Sales and maturities of available-for-sale securities	92,514	25,980
Cash received from sales of strategic investments	681	2,286
Cash transferred to discontinued operations	(13)	(86)

Net cash (used in) provided by investing activities from continuing operations	(316)	850

Financing Activities:
Excess tax benefit (deficiency) from stock-based compensation plans	658	(191)
Issuance of common stock	329	233
Repurchase of common stock	(12,544)	(2,681)
Purchase of common stock to pay employee taxes	(1,114)	(39)

Net cash used in financing activities from continuing operations	(12,671)	(2,678)

Net cash (used in) provided by continuing operations	(7,051)	4,997

Discontinued Operations:
Net cash used in operating activities	(13)	(86)
Net cash provided by financing activities	13	86

Net cash provided by discontinued operations	—	—

Net change in cash and cash equivalents	(7,051)	4,997
Cash and Cash Equivalents:
Beginning of period	15,495	15,540

End of period	$8,444	$20,537

Supplemental Information:
Cash paid for income taxes	$3,401	$3,945
Noncash transactions – acquisition of property and equipment on account	$82	$7
Noncash transactions – issuance of performance shares, restricted and deferred stock units	$3,007	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended March 31, 2014

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results of SurModics, Inc. and subsidiaries (“SurModics” or the “Company”) for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three and six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire 2014 fiscal year.

In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. These unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements for the fiscal year ended September 30, 2013, and footnotes thereto included in the Company’s Form 10-K as filed with the SEC on December 11, 2013.

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

Arrangements with multiple deliverables. Revenue arrangements with multiple deliverables require the Company to:

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

3. Discontinued Operations

Beginning with the first quarter of fiscal 2012, the results of operations, cash flows, assets and liabilities of SurModics SMP, LLC (“SurModics Pharmaceuticals”), which were previously reported in the Pharmaceuticals segment as a separate operating segment, are classified as discontinued operations.

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

The following is a summary of the operating results of SurModics Pharmaceuticals discontinued operations for the three and six months ended March 31, 2014 and 2013:

	Three months ended March 31,		Six months ended March 31,
(Dollars in thousands)	2014	2013	2014	2013
Income (loss) from discontinued operations	$—	$1,015	$—	$1,015
Income tax provision	—	(333)	—	(333)

Income (loss) from discontinued operations, net of income taxes	$—	$682	$—	$682

The major classes of assets and liabilities of discontinued operations as of March 31, 2014 and September 30, 2013 were as follows:

	March 31,	September 30,
(Dollars in thousands)	2014	2013
Other current assets	$46	$46

Current assets of discontinued operations	46	46

Total assets of discontinued operations	$46	$46

Other current liabilities payable	$126	$139

Current liabilities of discontinued operations	126	139

Total liabilities of discontinued operations	$126	$139

The assets and liabilities of discontinued operations as of March 31, 2014 are based on accruals associated with the Southern Research Institute (“SRI”) litigation matter and a related deferred tax asset balance. See Note 17 for further discussion of the SRI litigation matter.

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

There were no Level 3 assets at March 31, 2014, December 31, 2013, September 30, 2013 or March 31, 2013 and there was no Level 3 activity during the first six months of fiscal 2014 or fiscal 2013.

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company did not significantly change its valuation techniques from prior periods.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2014
Assets:
Cash equivalents	$—	$7,602	$—	$7,602
Available-for-sale debt securities:
U.S. government and government agency obligations	—	25,066	—	25,066
Mortgage-backed securities	—	5,223	—	5,223
Municipal bonds	—	1,834	—	1,834
Asset-backed securities	—	6,380	—	6,380
Corporate bonds	—	4,316	—	4,316

Total assets measured at fair value	$—	$50,421	$—	$50,421

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

5. Investments

Investments consist principally of U.S. government and government agency obligations, mortgage-backed securities and corporate and municipal debt securities and are classified as available-for-sale at March 31, 2014 and September 30, 2013. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from the condensed consolidated statements of income and reported in the condensed consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the condensed consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income (loss). This adjustment results in a new cost basis for the investment. Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in other income (loss). Realized gains and losses from the sales of debt securities, which are included in other income (loss), are determined using the specific identification method.

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities as of March 31, 2014 and September 30, 2013 were as follows:

	March 31, 2014
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$25,084	$10	$(28)	$25,066
Mortgage-backed securities	5,226	43	(46)	5,223
Municipal bonds	1,827	10	(3)	1,834
Asset-backed securities	6,375	13	(8)	6,380
Corporate bonds	4,321	6	(11)	4,316

Total	$42,833	$82	$(96)	$42,819

	September 30, 2013
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$22,889	$28	$(27)	$22,890
Mortgage-backed securities	8,149	118	(51)	8,216
Municipal bonds	3,049	15	(5)	3,059
Asset-backed securities	3,539	6	(8)	3,537
Corporate bonds	4,896	17	(6)	4,907

Total	$42,522	$184	$(97)	$42,609

As of March 31, 2014 and September 30, 2013, the Company concluded that the unrealized losses related to the available-for-sale securities shown above were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of their amortized cost.

The amortized cost and fair value of investments by contractual maturity at March 31, 2014 were as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Debt securities due within:
One year	$25,394	$25,399
One to five years	11,207	11,194
Five years or more	6,232	6,226

Total	$42,833	$42,819

The following table summarizes sales of available-for-sale securities:

	Three months ended March 31,		Six months ended March 31,
(Dollars in thousands)	2014	2013	2014	2013
Proceeds from sales	$89,647	$25,175	$92,514	$25,980
Gross realized gains	$125	$161	$126	$165
Gross realized losses	$—	$—	$(1)	$—

6. Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components:

	March 31,	September 30,
(Dollars in thousands)	2014	2013
Raw materials	$1,037	$1,378
Finished products	1,721	1,950

Total	$2,758	$3,328

7. Other Assets

Other assets consist principally of strategic investments as follows:

	March 31,	September 30,
(Dollars in thousands)	2014	2013
CeloNova BioSciences, Inc.	$1,500	$1,500
ThermopeutiX, Inc.	1,185	1,185
ViaCyte, Inc.	479	479
Other	2	2

Other assets, net	$3,166	$3,166

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

The Company had invested a total of $2.5 million in Vessix Vascular, Inc. (“Vessix”) and recognized an other-than-temporary impairment loss on this investment totaling $2.4 million in fiscal 2010, based on market valuations and a pending financing round for Vessix. Vessix was purchased by Boston Scientific Corporation in November 2012. The Company recorded a gain of approximately $1.2 million in the condensed consolidated statements of income gains on sale of strategic investments line, on the sale of this investment in the first quarter of fiscal 2013. In the first six months of fiscal 2014, the Company recorded a $0.7 million gain upon achievement by Vessix of a clinical milestone. In addition, a sales milestone amount totaling less than $0.1 million has been received in the third quarter of fiscal 2014. Total remaining potential maximum additional proceeds of $3.4 million may be received in fiscal 2015 through fiscal 2017 depending on Vessix’s achievement of future sales milestones. No amounts have been recorded associated with these future milestones given the level of uncertainty that exists. Any potential additional income will be recognized once the milestones are achieved.

The total carrying value of cost method investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.

The Company recognized revenue of less than $0.1 million for the three months ended March 31, 2014 and 2013, respectively, from activity with companies in which it had a strategic investment. The Company recognized revenue of less than $0.1 million and approximately $0.1 million for the six months ended March 31, 2014 and 2013, respectively, from activity with companies in which it had a strategic investment.

8. Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer relationships, licenses and trademarks. For the three months ended March 31, 2014 and 2013, the Company recorded amortization expense of $0.2 million for each period. For the six months ended March 31, 2014 and 2013, the Company recorded amortization expense of $0.4 million for each period.

Intangible assets consisted of the following:

	March 31, 2014
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(3,543)	$1,314
Core technology	8.0	530	(442)	88
Patents and other	16.8	2,256	(921)	1,335

Subtotal		7,643	(4,906)	2,737
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(4,906)	$3,317

	September 30, 2013
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(3,274)	$1,583
Core technology	8.0	530	(409)	121
Patents and other	16.8	2,256	(852)	1,404

Subtotal		7,643	(4,535)	3,108
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(4,535)	$3,688

Based on the intangible assets in service as of March 31, 2014, estimated amortization expense for the remainder of fiscal 2014 and each of the next five fiscal years is as follows (Dollars in thousands):

Remainder of 2014	$371
2015	731
2016	594
2017	183
2018	137
2019	137

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

The $8.0 million of goodwill at March 31, 2014 and September 30, 2013 is related to the In Vitro Diagnostics reporting unit and represents the gross value from the acquisition of BioFX Laboratories, Inc. (“BioFX”) in 2007. The goodwill was not impaired based on the outcome of the fiscal 2013 annual impairment test, and there have been no events or circumstances that have occurred in the first six months of fiscal 2014 associated with the In Vitro Diagnostics reporting unit to indicate that the goodwill may be impaired.

10. Stock-based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock awards, performance share awards and restricted stock units. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period.

The Company’s stock-based compensation expenses were allocated to the following expense categories:

	Three months ended March 31,		Six months ended March 31,
(Dollars in thousands)	2014	2013	2014	2013
Product costs	$4	$7	$8	$10
Research and development	46	64	98	87
Selling, general and administrative	1,599	775	2,356	1,141

Total	$1,649	$846	$2,462	$1,238

As of March 31, 2014, approximately $3.9 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.1 years. The unrecognized compensation costs of $3.9 million above include $1.4 million based on payout levels associated with performance share awards that are currently anticipated to be fully expensed because the performance conditions are expected to be met at or near target levels.

Stock Option Awards

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair values of stock options granted during the three months ended March 31, 2014 and 2013 were $7.61 and $9.99, respectively. The weighted average per share fair values of stock options granted during the six months ended March 31, 2014 and 2013 were $8.72 and $8.69, respectively. The assumptions used as inputs in the model were as follows:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Risk-free interest rates	1.2%	0.7%	1.2%	0.6%
Expected life (years)	4.1	4.8	4.6	4.8
Expected volatility	37.1%	49.1%	44.5%	49.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%

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

Non-qualified stock options are granted at fair market value on the date of grant. Non-qualified stock options expire in seven to ten years or upon termination of employment or service as a Board member. Non-qualified stock options generally become exercisable with respect to 25% of the shares on each of the first four anniversaries following the grant date with Board member options vesting on a prorated basis within the one-year period following the grant date.

The total pre-tax intrinsic value of options exercised during the three months and six months ended March 31, 2014 was $0.9 million and $1.3 million, respectively. The total pre-tax intrinsic value of options exercised during the three months and six months ended March 31, 2013 was less than $0.1 million in each period. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period end.

The Company modified stock option awards granted to Board members in the three months ended March 31, 2014, which resulted in acceleration of the stock option vesting period. The modification changed the vesting period to pro-rata over a 12-month service period and resulted in an increase to stock option related expense of $0.6 million in the three and six months ended March 31, 2014.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance these shares are considered to be non-vested shares. The Restricted Stock is released to the key employees if they are employed by the Company at the end of the vesting period. Compensation has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. The stock-based compensation table above includes Restricted Stock expenses recognized related to these awards, which totaled $0.2 million during the three and six months ended March 31, 2014, respectively, and less than $0.1 million during the three and six months ended March 31, 2013, respectively. During the three months ended on March 31, 2014, the Company granted an award of $0.2 million to the former Chairman of its Board of Directors in connection with his retirement from the Board and in recognition of his contributions to the Company during his years of service.

Performance Share Awards

The Company has entered into performance share agreements with certain key employees, covering the issuance of common stock (“Performance Shares”). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives, which must be achieved during the performance period. Performance objectives selected by the Organization and Compensation Committee of the Board of Directors (the “Committee”) were cumulative earnings per share and cumulative revenue for the three-year performance periods for fiscal 2011 (2011 – 2013), fiscal 2012 (2012 – 2014), fiscal 2013 (2013 – 2015) and fiscal 2014 (2014 – 2016). Assuming that the minimum performance level is attained, the number of shares that may actually vest will vary based on performance from 20% (minimum) to 200% (maximum). Shares will be issued to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The fiscal 2011 awards were finalized in the three months ended December 31, 2013 and resulted in issuance of 122,053 shares (maximum was 137,066 shares) based on the performance objective results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. Compensation is recognized in each period based on management’s best estimate of the achievement level of the specified performance objectives for Performance Shares. For the three and six months ended March 31, 2014, the Company recognized expenses of $0.3 million and $0.5 million, respectively, in each period. For the three and six months ended March 31, 2013, the Company recognized expenses of $0.4 million and $0.6 million, respectively. The stock-based compensation table above includes the Performance Shares expenses.

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

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of March 31, 2014 and 2013, there were less than $0.1 million of employee contributions in each period included in accrued liabilities in the condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three and six months ended March 31, 2014 and 2013 totaled less than $0.1 million in each period. The stock-based compensation table above includes the Stock Purchase Plan expenses.

Restricted Stock Units

The Company has awarded 24,834 restricted stock units (“RSU”) in fiscal 2014 and 2013 under the 2009 Equity Incentive Plan to non-employee directors with forfeiture of 3,417 RSU’s in the three months ended March 31, 2014. The RSU awards were modified in the second quarter of fiscal 2014 to vest pro-rata over a 12-month service period. This modification resulted in a total expense of $0.2 million in the three and six months ended March 31, 2014. RSU awards are not considered issued or outstanding common stock of the Company until they vest. The estimated fair value of the RSU awards was calculated based on the closing market price of SurModics’ common stock on the date of grant. Compensation has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. Directors can also elect to receive their cash retainers for services to the Board of Directors and its committees in the form of deferred stock units (“DSU”). Certain directors elected this option beginning on January 1, 2013 which has resulted in 9,349 DSUs issued with a total value of $219,000. The DSUs are fully vested. The stock-based compensation table above includes RSU and DSU expenses recognized related to these awards, which totaled $0.3 million and $0.4 million during the three months and six months ended March 31, 2014, respectively, and less than $0.1 million in each period during the three and six months ended March 31, 2013.

11. Restructuring Charges

The Company did not incur any restructuring charges during the three and six months ended March 31, 2014 and 2013.

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

The following table summarizes the restructuring accrual activity:

(Dollars in thousands)	Employee Severance and Benefits	Facility- Related Costs	Total
Balance at September 30, 2013	$399	$17	$416
Cash payments	(399)	(15)	(414)

Balance at March 31, 2014	$—	$2	$2

The remaining restructuring accrual balance is expected to be paid within the next 12 months and is recorded as a current liability within other current liabilities on the consolidated balance sheet as of March 31, 2014.

12. Revolving Credit Facility

On November 4, 2013, the Company entered into a three-year $20.0 million secured revolving credit facility. The Company’s obligations under the credit facility are secured by substantially all of its and its subsidiaries’ assets, other than intellectual property and real estate. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus a margin ranging from 1.375% to 2.00% based on the Company’s leverage ratio. A facility fee is payable on unused commitments at a rate of 0.20% per annum. In connection with the credit facility, the Company is required to maintain financial covenants related to a maximum leverage ratio and a minimum EBITDA amount and nonfinancial covenants. As of March 31, 2014, the Company has no debt outstanding and was in compliance with all financial covenants.

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

The following table sets forth the denominator for the computation of basic and diluted income per share (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Net income from continuing operations available to common shareholders	$2,459	$3,420	$6,089	$7,668

Basic weighted average shares outstanding	13,538	14,622	13,658	14,639
Dilutive effect of outstanding stock options, non-vested restricted stock, restricted stock units and performance shares	286	292	267	232

Diluted weighted average shares outstanding	13,824	14,914	13,925	14,871

The calculation of weighted average diluted shares outstanding excludes outstanding stock options associated with the right to purchase 0.2 million and 0.3 million shares of common stock for the three months ended March 31, 2014 and 2013, respectively, and 0.4 million and 0.5 million for the six months ended March 31, 2014 and 2013, respectively, as their inclusion would have had an antidilutive effect on diluted income per share.

During the first six months of fiscal 2014, the Company repurchased 485,577 shares of common stock for a total of $11.5 million under the then-existing share repurchase authorization of the Board. The entire authorized amount has been used as of March 31, 2014.

14. Income Taxes

The Company recorded income tax provisions associated with income from continuing operations of $1.2 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively, representing effective tax rates of 33.0% and 21.2%, respectively. The Company recorded income tax provisions associated with income from continuing operations of $2.7 million and $2.8 million for the six months ended March 31, 2014 and 2013, respectively, representing effective tax rates of 30.5% and 26.7%, respectively. The difference between the U.S. federal statutory tax rate of 35.0% and the Company’s effective tax rate for the three and six months ended March 31, 2014 and 2013 reflects the impact of state income taxes, permanent tax items and discrete tax benefits. Discrete tax benefits aggregated less than $0.1 million and $0.2 million for the three and six months ended March 31, 2014, respectively, and $0.4 million and $0.6 million for the three and six months ended March 31, 2013, respectively. The discrete tax items in the fiscal 2013 periods include a one-time capital gain carryback benefit and retroactive federal R&D tax credits that aggregated $0.4 million. The three months ended March 31, 2014 reflects the impact of gains from certain debt securities in our available-for-sale investment portfolio and the three months ended March 31, 2013 reflects the impact of gains on the sale of OctoPlus N.V. (“OctoPlus”) and certain debt securities in our available-for-sale investment portfolio. The six months ended March 31, 2014 reflects the impact of a gain related to a Vessix contingent consideration payment and certain debt securities in our available-for-sale investment portfolio. The six months ended March 31, 2013 reflects the impact of gains on the sale of Vessix, OctoPlus and certain debt securities in our available-for-sale investment portfolio. Each of these gains has had a tax expense recognized which has been offset by the reversal of capital loss valuation allowances.

The Company did not have any discontinued operations activity in the three and six months ended March 31, 2014. The Company recorded an income tax expense from discontinued operations of $0.3 million for the three and six months ended March 31, 2013 with the effective tax rate applied to discontinued operations of 32.8%.

The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of March 31, 2014 and September 30, 2013, respectively, are $0.9 million and $1.0 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months with the above balances classified on the condensed consolidated balance sheets in other long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. In the first quarter of fiscal 2014 the Internal Revenue Service commenced an examination of the Company’s U.S. income tax return for fiscal 2012. U.S. income tax returns for years prior to fiscal 2010 are no longer subject to examination by federal tax authorities. For tax returns for state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2003.

15. Amounts Reclassified Out of Accumulated Other Comprehensive Income

Amounts reclassified out of accumulated other comprehensive income (“AOCI”) totaled $0.1 million and $0.3 million, respectively, on a pre-tax basis for each of the three and six months ended March 31, 2014 and 2013. The amounts reclassified out of AOCI are associated with unrealized gains on available-for-sale securities that were realized on the sale of the securities and are presented in other income, net in the condensed consolidated statements of income.

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

The tables below present segment revenue, operating income and depreciation and amortization, as follows:

	Three months ended March 31,		Six months ended March 31,
(Dollars in thousands)	2014	2013	2014	2013
Revenue:
Medical Device	$10,482	$9,735	$21,031	$20,266
In Vitro Diagnostics	3,122	3,960	6,456	7,280

Total revenue	$13,604	$13,695	$27,487	$27,546

Operating income:
Medical Device	$5,282	$4,785	$10,610	$10,625
In Vitro Diagnostics	633	1,267	1,303	2,018

Total segment operating income	5,915	6,052	11,913	12,643
Corporate	(2,435)	(1,923)	(4,104)	(3,637)

Total operating income	$3,480	$4,129	$7,809	$9,006

Depreciation and amortization:
Medical Device	$287	$311	$581	$628
In Vitro Diagnostics	213	218	427	433
Corporate	184	195	372	385

Total depreciation and amortization	$684	$724	$1,380	$1,446

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

Southern Research Institute (“SRI”) Litigation. On July 31, 2009, the Company’s SurModics Pharmaceuticals subsidiary was named as a defendant in litigation pending in the circuit court of Jefferson County, Alabama, between SRI and two of SRI’s former employees (the “Plaintiffs”). In the litigation, the Plaintiffs allege that they contributed to or invented certain intellectual property while they were employed at SRI, and pursuant to SRI’s policies then in effect, they are entitled to, among other things, a portion of the purchase price consideration paid by the Company to SRI as part of the Company’s acquisition of SurModics Pharmaceuticals (the “purchase price claim”) pursuant to a stock purchase agreement made effective on July 31, 2007 (the “Stock Purchase Agreement”). The Plaintiffs have also alleged that they are entitled to a portion of the intellectual property income derived from license agreements with certain customers of SurModics Pharmaceuticals that make use of patents to which the Plaintiffs invented or contributed (the “royalty claim”). In April 2014, the Alabama Court granted summary judgment in favor of the Company and SRI dismissing (a) all of the claims of one of the Plaintiffs, and (b) the claims of the remaining Plaintiff relating to the purchase price claim. In connection with the royalty claim, the Alabama Court concluded that two license agreements that were entered into with certain customers of SurModics Pharmaceuticals resulted in intellectual property income and that the remaining Plaintiff is entitled to a portion of such income. The Company and the remaining Plaintiff continue to disagree about the exact amount, if any, owed by the Company in connection with the royalty claim. Based on the facts known to date, the Company has recorded a $100,000 expense in connection with the royalty claim in discontinued operations for the year ended September 30, 2013. There are two named inventors on the patent on which the royalty claim is based, one of which is the remaining Plaintiff and the other is not a party to the litigation. Once the amount, if any, of the royalty claim is finally adjudicated, the Company will pay the remaining Plaintiff and the other inventor the amount attributable to such claim. The Company has not recorded additional accruals as the probability of the outcome is currently not determinable and any potential loss is not estimable. Unless this matter is resolved, the parties are expected to proceed to trial in June 2014. The Company plans to vigorously defend its position in this case. Following the Pharma Sale, the Company remains responsible for this litigation and has agreed to indemnify Evonik against certain losses, including those that may be incurred in connection with this litigation.

Pursuant to the Stock Purchase Agreement, the Company has certain rights of indemnification against losses (including without limitation, damages, expenses and costs) incurred as a result of the litigation described above. The Company had recorded cumulative unreimbursed legal expenses totaling $1.3 million as of June 30, 2013, related to this litigation, within selling, general and administrative expenses from continuing operations in the condensed consolidated statements of income. In June 2011, the Company sued SRI in United States District Court for the District of Minnesota seeking a judicial declaration regarding the scope of the Company’s indemnification rights under the Stock Purchase Agreement. In April 2013, the District Court entered a judgment in the Company’s favor requiring SRI to indemnify the Company for prior and future legal expenditures related to this matter. On July 30, 2013, the Company and SRI entered into a settlement and release agreement resolving the litigation relating to indemnification rights. The settlement and release agreement does not relate to claims for indemnification under the Stock Purchase Agreement for any substantive liability, judgment, or settlement in or related to the ongoing litigation in Alabama discussed above. The Company received payment of $1.0 million associated with the historical cumulative unreimbursed legal expenses and recognized the receipt as an expense offset in the fourth quarter ended September 30, 2013. This settlement included $0.6 million of legal expenses incurred prior to fiscal 2013. Additionally, under the settlement and release agreement, the Company will be reimbursed for 75% of the legal fees, costs and expenses that the Company may incur in the future in connection with the Alabama litigation that are not considered excessive.

InnoRx, Inc. In January 2005, the Company entered into a merger agreement whereby SurModics acquired all of the assets of InnoRx, Inc. (“InnoRx”), an early stage company developing drug delivery devices and therapies for the ophthalmology market. SurModics will be required to issue up to approximately 480,059 additional shares of its common stock to the stockholders of InnoRx upon the successful completion of the remaining development and commercial milestones involving InnoRx technology acquired in the transaction. The Company has not recorded any accrual for this contingency as of March 31, 2014 as the milestones have not been achieved and the probability of achievement is low.

InnoCore Technologies BV. In March 2006, the Company entered into a license agreement whereby SurModics obtained an exclusive license to a drug delivery coating for licensed products within the vascular field which included peripheral, coronary and neurovascular biodurable stent product. The license requires an annual minimum payment of 200,000 euros (equivalent to $275,000 using a euro to US $ exchange rate of 1.3752 as of March 31, 2014) until the last patent expires which is currently estimated to be September 2027. The total minimum future payments associated with this license are approximately $3.7 million. The license is currently utilized with one of SurModics’ drug delivery customers.

PR Pharmaceuticals, Inc. In November 2008, SurModics Pharmaceuticals acquired certain contracts and assets of PR Pharma to enhance its portfolio of drug delivery technologies for the pharmaceutical and biotechnology industries. The Company agreed to indemnify Evonik, for a period of five years, for up to $2.5 million of contingent consideration obligations to the sellers of PR Pharma related to a future patent issuance milestone when it sold substantially all of the SurModics Pharmaceuticals assets to Evonik on November 17, 2011. The Company has not recorded any accrual for this contingency as of March 31, 2014 as the milestone has not been achieved and the probability of achievement is low.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with both the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statement entitled “Forward-Looking Statements” located at the end of this Item 2.

Overview

SurModics is a leading provider of surface modification and in vitro diagnostic technologies to the healthcare industry. In fiscal 2014, our business performance continued to be driven by growth from our Medical Device hydrophilic coatings royalty revenue and product sales. Our In Vitro Diagnostics segment realized decreased demand in the second quarter of fiscal 2014 driven primarily by a shift in order patterns by a few key customers who initiated inventory rebalancing programs and a slowdown in European sales.

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

In our Medical Device business unit, we have licensed our Photolink® hydrophilic technology to a number of our customers for use in a variety of medical device surface applications. We have several U.S. and international issued patents and pending international patent applications protecting various aspects of these technologies, including compositions, methods of manufacture and methods of coating devices. The expiration dates for these patents and the anticipated expiration dates of the patent applications range from 2015 to 2033. These patents and patent applications represent distinct families, with each family generally covering a successive generation of the technology, including improvements that enhance coating performance, manufacturability, or other important features desired by our customers. Among these, an early generation of our Photolink® hydrophilic technology is protected by a family of patents that is expected to expire in November 2015 (in the U.S.) and October 2016 (in certain other countries).

We estimate the royalty revenue associated with this early generation technology that has not yet converted to one of our advanced generation technologies will comprise approximately 18% of our anticipated fiscal 2014 revenue. A majority of the customer products utilizing this early generation technology (representing approximately 11% of our anticipated fiscal 2014 revenue) will continue to generate royalty revenue at a reduced royalty rate beyond the expiration of these patents. The royalty obligation for these customer products extends beyond the expiration of these patents because the license also includes rights to our know-how or other proprietary rights. Under these circumstances, the royalty obligation will continue at a reduced royalty rate for a specified number of years, as determined based on a number of factors, including, the specific terms and conditions of the applicable customer agreement, the date on which the customer’s product was first sold, and other factors.

In recent years, we have successfully converted a number of our customer’s products utilizing this early generation technology to one of our advanced generation technologies. While we are actively seeking to convert our customers to one of our advanced generations of our hydrophilic coating technology, there can be no assurance that we will be successful in doing so, or that those of our customers that have converted, or will convert, will sell products utilizing our technology which will generate royalty revenue for us.

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

Results of Operations – Three and Six Months Ended March 31

Revenue. Revenue during the second quarter of fiscal 2014 was $13.6 million, a decrease of $0.1 million, or 1%, compared with the second quarter of fiscal 2013. Revenue during the first six months of fiscal 2014 was $27.5 million, a decrease of $0.1 million, compared with the same period of fiscal 2013. The decrease in revenue, as detailed in the table below, is further explained in the narrative below.

	Three Months Ended March 31,		%	Six Months Ended March 31,		%
(Dollars in thousands)	2014	2013	Change	2014	2013	Change
Revenue
Medical Device	$10,482	$9,735	8%	$21,031	$20,266	4%
In Vitro Diagnostics	3,122	3,960	(21)%	6,456	7,280	(11)%

Total Revenue	$13,604	$13,695	(1)%	$27,487	$27,546	—%

Medical Device. Medical Device revenue was $10.5 million in the quarter ended March 31, 2014, an increase of 8% compared with $9.7 million for the same prior-year quarter. Medical Device revenue was $21.0 million in the first six months of fiscal 2014, an increase of 4% compared with $20.3 million for the same prior-year period. The increase in the total revenue for both the three and six months ended March 31, 2014 was attributable to higher royalty revenue ($0.4 million and $0.2 million, respectively), product sales ($0.2 million in each comparative period) and R&D revenue ($0.2 million and $0.3 million, respectively). The increase in royalty revenue and product sales revenue resulted from continued growth in our hydrophilic coatings offerings. R&D revenue increased from increased hydrophilic contract coating services and customer development activities. Fiscal year 2013 included a $0.6 million royalty revenue catch-up payment.

In Vitro Diagnostics. In Vitro Diagnostics revenue was $3.1 million in the quarter ended March 31, 2014, a decrease of 21% compared with $4.0 million for the same prior-year quarter. In Vitro Diagnostics revenue was $6.5 million in the first six months of fiscal 2014, a decrease of 11% compared with $7.3 million for the prior-year period. The $0.8 million decrease for the second quarter and six-month periods was attributable to lower sales of antigens ($0.3 million and $0.5 million, respectively), stabilization ($0.2 million in each period) and BioFX branded products ($0.3 million and $0.2 million, respectively). The decline in the current year revenue was primarily driven by a shift in order patterns by a few key customers who initiated inventory rebalancing programs related to our stabilization and antigen product lines combined with a slowdown in sales in Europe and increased competition related to our BioFx product offerings.

The following is a summary of major costs and expenses as a percent of total revenue:

	Three Months Ended March 31,				Six Months Ended March 31,
	2014		2013		2014		2013
(Dollars in thousands)	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue
Product costs	$1,696	12%	$1,945	14%	$3,700	13%	$3,904	14%
Research and development	4,134	30	3,774	28	7,833	28	7,136	26
Selling, general and administrative	4,294	32	3,847	28	8,145	30	7,500	27

Product costs. Product costs were $1.7 million and $3.7 million or 12% and 13%, respectively, of total revenue in both the three and six months ended March 31, 2014 compared with $1.9 million and $3.9 million or 14% in each of the respective prior-year periods. Product gross margins were 67% and 65% in the three and six months ended March 31, 2014, respectively, compared with 66% and 65% in the prior-year periods. The increase in product gross margins in the current year three-month period reflected the product mix of higher margin products sold in the second quarter of fiscal 2014.

Research and development expenses. R&D expenses were $4.1 million and $7.8 million in the second quarter and six months of fiscal 2014, respectively, or 30% and 28% of total revenue, respectively, compared with $3.8 million and $7.1 million or 28% and 26% in the respective prior-year periods. The fiscal 2014 increase from fiscal 2013 was primarily a result of $0.6 million and $1.5 million higher spending for our drug-coated balloon development project in the second quarter and six months ended March 31, 2014, respectively, offset partially by $0.1 million of lower compensation costs and $0.2 million of lower patent-related legal expenses in the second quarter of fiscal 2014 and $0.2 million lower compensation costs and $0.3 million lower patent-related legal expenses in the six months of fiscal 2014. We expect R&D expenses to increase 7% to 9% in fiscal 2014 compared with fiscal 2013 as we continue to invest in our drug-coated balloon development program.

Selling, general and administrative (SG&A) expenses. SG&A expenses were $4.3 million and $8.1 million in the second quarter and six months of fiscal 2014, respectively, or 32% and 30% of total revenue, compared with $3.8 million and $7.5 million or 28% and 27% of total revenue in the respective prior-year periods. The SG&A expense increase of $0.5 million and $0.6 million in the three months and six months ended March 31, 2014, was primarily attributable to $0.9 million related to increased stock compensation expense as a result of accelerated vesting of Board of Director stock awards and the granting of an award to the former Chairman of the Company’s Board in recognition of his contributions to the Company during his years of service on the Board. Partially offsetting the stock compensation cost increase in the second quarter of fiscal 2014 were decreases of $0.2 million of general legal expenses as a result of a July 2013 settlement with SRI related to reimbursement of legal fees and $0.1 million of lower consulting expenses related to strategic initiatives in our Medical Device and In Vitro Diagnostics business units. The six months of fiscal 2014 included decreases in legal expenses and consulting expenses of $0.3 million each and $0.1 million lower professional service expenses as well as lower recruiting costs. Legal expenses are anticipated to increase by approximately $0.8 million in fiscal 2014 compared with fiscal 2013 because of the $1.0 million SRI legal settlement we received in fiscal 2013.

Other income, net. Major classifications of other income are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2014	2013	2014	2013
Investment income	$66	$56	$152	$127
Gain on sale of strategic investments	—	119	681	1,293
Other-than-temporary impairment of strategic investments	—	(129)	—	(129)
Other investment capital gains	125	163	125	165

Total other income	$191	$209	$958	$1,456

Other income was $0.2 million and $1.0 million in the three and six months ended March 31, 2014, respectively, compared with $0.2 million and $1.5 million for the respective prior-year periods.

Income from investments in fiscal 2014 remained relatively unchanged at approximately $0.1 million and $0.2 million, respectively, compared with the prior-year periods primarily from higher yields on our investments which were offset by lower investment balances as the result of our share repurchase activities in fiscal 2013 and 2014.

We recorded a gain of $0.7 million in the six months ended March 31, 2014 associated with a contingent clinical milestone payment resulting from the fiscal 2013 sale of our ownership interest in Vessix Vascular, Inc. (“Vessix”).

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

In addition, in the three and six months ended March 31, 2014, we recognized $0.1 million in each period compared with $0.2 million in each period for the three and six months ended March 31, 2013 in realized investment gains associated with our investment portfolio.

Income tax provision. The reconciliation of the statutory U.S. federal tax rate of 35.0% and the Company’s effective tax rate from continuing operations for the three and six months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.8	1.3	0.8	1.3
Gain on strategic investments	—	(2.1)	(1.3)	(2.1)
Discrete item – capital loss carryback	—	(6.0)	—	(2.5)
Discrete item – 2012 retroactive R&D federal tax credit	—	(3.5)	—	(1.4)
Discrete item – state tax reserve release	—	—	(2.7)	(1.7)
Discrete items – other	—	0.2	—	(1.6)
Other	(2.8)	(3.7)	(1.3)	(0.3)

Effective tax rate from continuing operations	33.0%	21.2%	30.5%	26.7%

The difference between the U.S. federal statutory tax rate of 35.0% and the Company’s effective tax rate reflects the impact of state income taxes, permanent tax items, valuation allowance changes for utilization of capital losses and discrete tax items. The income tax provision associated with continuing operations was $1.2 million and $2.7 million, respectively, for the three and six months ended March 31, 2014 resulting in respective effective tax rates of 33.0% and 30.5%. The income tax provision associated with continuing operations was $0.9 million and $2.8 million for the three and six months ended March 31, 2013, respectively, resulting in respective effective tax rates of 21.2% and 26.7%.

The most significant variability in our effective tax rate is the result of changes in capital loss valuation allowances resulting from both gains on the sales of strategic investments or contingent milestone consideration payment and other-than-temporary impairment losses associated with certain strategic investments. We have historically recorded other-than-temporary impairment losses with no income tax effect as it has not been more likely than not that we would generate sufficient capital gains to realize these benefits. Consequently, the OctoPlus, Vessix and available-for-sale securities gains realized during fiscal 2014 or 2013 resulted in a reduction in capital loss carryforward valuation allowances resulting in no financial statement income tax effects associated with these capital gains.

During the three and six months ended March 31, 2013, we realized a 6.0% and 2.5%, respectively, reduction in our effective tax rate as we recognized capital loss carrybacks as a result of the tax capital losses generated by the sale of certain of our strategic investments. During the six months ended March 31, 2014 and 2013, the effective tax rate was reduced by 1.3% and 2.1% for net capital gains including the impact of a gain related to a Vessix milestone contingent consideration payment and gain on sale of our ownership interest in Vessix stock, respectively, for which there is tax expense recognized which has been offset by the reversal of a capital loss valuation allowance. We may receive an additional maximum of $3.4 million of future contingent payments through fiscal 2017 based on sales of Vessix products. These proceeds, if any, will generate capital gains which will result in reduction of the existing capital loss carryforward valuation allowance.

Discontinued operations. The following is a summary of the operating results of SurModics Pharmaceuticals discontinued operations for the three and six months ended March 31, 2014 and 2013:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2014	2013	2014	2013
Income from discontinued operations	$—	$1,015	$—	$1,015
Income tax provision	—	(333)	—	(333)

Income from discontinued operations, net of income taxes	$—	$682	$—	$682

Income from discontinued operations. The Company’s discontinued operations gains and losses are recorded net of the income tax impact of these transactions. The Company recorded discontinued operations income of $0.7 million for the three and six months ended March 31, 2013. The income in the fiscal 2013 periods reflects a $1.2 million pre-tax gain from the settlement of recapturable job creation financial incentives provided by the City of Birmingham, Alabama. In this settlement, the Company paid $325,000 of $1.5 million of the recapturable financial incentives which were previously fully accrued by the Company as a discontinued operations liability. This settlement gain was partially offset by a $0.1 million expense related to the SRI litigation matter based on facts known to date.

Segment Operating Results

Operating income for each of our reportable segments was as follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Operating income:
Medical Device	$5,282	$4,785	10%	$10,610	$10,625	—%
In Vitro Diagnostics	633	1,267	(50)%	1.303	2,018	(35)%

Total segment operating income	5,915	6,052		11,913	12,643
Corporate	(2,435)	(1,923)	27%	(4,104)	(3,637)	13%

Total operating income from continuing operations	$3,480	$4,129	(16)%	$7,809	$9,006	(13)%

Medical Device. Operating income was $5.3 million in the second quarter of fiscal 2014, compared with $4.8 million in the second quarter of fiscal 2013. Operating income was unchanged at $10.6 million in the first six months of fiscal 2014 compared with the same period of fiscal 2013. The increased operating income in the three months ended March 31, 2014, compared with the prior-year period, resulted from $0.4 million of higher royalty and license fee revenue and $0.2 million of higher R&D revenue as well as the gross margin impact from $0.2 million of higher reagent product sales. Significantly offsetting the increased operating income from higher revenue were increased direct operating expenses of $0.6 million associated with the drug-coated balloon development program. Allocated corporate costs decreased $0.1 million in the three months ended March 31, 2014 when compared with the prior-year period.

Operating income was unchanged for the six months ended March 31, 2014, compared with the prior-year period, as there was $0.3 million of higher royalty and license fee revenue and $0.3 million of higher R&D revenue, as well as the gross margin impact from $0.2 million in higher reagent product sales. Offsetting the increased revenue was higher direct operating expenses of $0.7 million principally from $1.5 million associated with the drug-coated balloon development program. Allocated corporate costs were unchanged at $2.7 million in the six months ended March 31, 2014 and 2013.

In Vitro Diagnostics. Operating income was $0.6 million in the second quarter of fiscal 2014, compared with $1.3 million in the first quarter of fiscal 2013.

Operating income was $1.3 million in the first six months of fiscal 2014, compared with $2.0 million in the same period of fiscal 2013. The gross margin impact from the revenue decrease of $0.8 million in each period compared with the respective prior-year period combined with increased direct operating expenses of $0.1 million and $0.2 million in the three and six months ended March 31, 2014, respectively, compared with prior-year periods, were the main contributors to the operating income decreases. In Vitro Diagnostic direct operating expenses increased from $0.1 million and $0.2 million of higher compensation expenses in the three and six month periods ended March 31, 2014, respectively, compared with the comparable prior-year periods. Product gross margins were 63.2% and 63.9% for the three months ended March 31, 2014 and 2013, respectively, and were 61.8% in each of the six-month periods ended March 31, 2014 and 2013. Allocated corporate costs increased $0.1 million and less than $0.1 million, respectively, in the three- and six-month periods ended March 31, 2014, compared with the comparable prior-year periods.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board of Directors related fees and expenses, which have not been fully allocated to the Medical Device and In Vitro Diagnostics segments. Corporate also includes expenses, such as litigation, which are not specific to a segment and thus not allocated to our operating segments. The unallocated Corporate expense operating loss was $2.4 million and $1.9 million in the three months ended March 31, 2014 and 2013, respectively, and $4.1 million and $3.6 million in the six months ended March 31, 2014 and 2013, respectively. Share-based compensation expenses increased $0.8 million and $1.1 million in the three and six months ended March 31, 2014, compared with the comparable prior-year periods primarily from $0.9 million additional expense from accelerated vesting of Board of Director stock awards and granting of an award to the former Chairman of the Company’s Board in recognition of his contributions to the Company during his years of service on the Board. Other compensation costs increased $0.3 million in the six months ended March 31, 2014 as we increased headcount and annual salary increases took effect. Partially offsetting the above noted increases was a decrease in outside service costs of $0.5 million and $0.9 million in the three and six months ended March 31, 2014 compared with the same prior-year periods primarily from lower consulting, professional services and legal expenses.

Liquidity and Capital Resources

As of March 31, 2014, we had working capital of $41.4 million, an increase of $11.6 million from September 30, 2013. Our cash, cash equivalents and available-for-sale securities totaled $51.3 million at March 31, 2014, a decrease of $6.8 million from $58.1 million at September 30, 2013, principally resulting from share repurchases of $12.5 million in the first six months of fiscal 2014.

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

We generated cash flows from operating activities from continuing operations of approximately $5.9 million and $6.8 million in the six months ended March 31, 2014 and 2013, respectively. The following table depicts our cash flows provided by operating activities from continuing operations:

	Six Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Net income	$6,089	$8,350
Income from discontinued operations	—	(682)
Depreciation and amortization	1,380	1,446
Stock-based compensation	2,462	1,238
Deferred tax	(164)	172
Net other operating activities	(1,464)	(1,138)
Net change in other operating assets and liabilities	(2,367)	(2,561)

Net cash provided by operating activities from continuing operations	$5,936	$6,825

Operating Activities. We generated cash flows from operating activities from continuing operations of $5.9 million and $6.8 million for the first six months ended March 31, 2014 and 2013, respectively. The fiscal 2014 six-month period decrease compared with fiscal year 2013 reflected lower cash generated from operations of $1.1 million, partially offset by changes in operating assets and liabilities including a net cash increase of $0.4 million from accounts payable, accrued liabilities and accrued income taxes, and $0.4 million from a decrease in inventory, net of a reduction in cash generated from accounts receivable of $0.4 million and $0.1 million from prepaids and other assets.

Investing Activities. We invested $0.8 million in property and equipment in the first six months of fiscal 2014, compared with $1.2 million in the prior-year period, primarily as a result of higher spending on building improvements in the 2013 period. We have invested $0.4 million in building improvements and $0.3 million in laboratory and production equipment thus far in fiscal 2014. We anticipate spending an additional $1.4 million to $1.7 million for the remainder of fiscal 2014 which will result in a full year increase when compared with our fiscal 2013 investment in a range of $0.3 million to $0.6 million. We received cash of $0.7 million (contingent milestone payment associated with the sale of our ownership interest in Vessix Vascular) and $2.3 million (sale of shares of Vessix Vascular and OctoPlus) in the first six months of fiscal 2014 and 2013, respectively. In both the first six months of fiscal 2014 and 2013 we invested cash associated with our discontinued operations of less than $0.1 million.

Financing Activities. We used cash related to our financing activities of $12.7 million and $2.7 million in the first six months of fiscal 2014 and 2013, respectively. In July 2013, our Board of Directors authorized the repurchase of up to $20.0 million of the Company’s outstanding common stock through open-market purchases, private transactions, block trades, accelerated share repurchase transactions, tender offers, or by any combination of such methods. During the first six months of fiscal 2014, we repurchased 485,577 shares of common stock for $11.5 million at an average price of $23.77 per share. As of March 31, 2014 there was no remaining amount available for future share repurchases under the July 2013 repurchase authorization. We also used cash of $1.1 million in the first six months of fiscal 2014 to purchase common stock to pay employee taxes resulting principally from issuance of common shares associated with our fiscal year 2011-2013 performance share program. In fiscal 2013, we used cash totaling $2.7 million to repurchase 105,907 shares at an average price of $25.32 under the January 2013 repurchase authorization.

We believe that our existing cash, cash equivalents and available-for-sale securities, which totaled $51.3 million as of March 31, 2014, together with cash flow from operations and our credit facility, will provide liquidity sufficient to meet the below-stated needs and fund our operations for the remainder of fiscal 2014. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms. Our anticipated liquidity needs for the remainder of fiscal 2014 may include, but are not limited to, the following: general capital expenditures in the range of $1.4 million to $1.7 million and obligations remaining after the Pharma Sale, including indemnification obligations of $2.5 million to Evonik related to contingent consideration payments from the acquisition of assets from PR Pharmaceuticals in November 2008.

Discontinued Operations. Our Pharmaceuticals discontinued operation used cash in operating activities of less than $0.1 million in both of the first six months of fiscal 2014 and 2013. Cash used in discontinued operations in the prior year related to payments to settle the City of Birmingham job incentive obligation and other accrued liability payments partially offset by cash received from remaining accounts receivable balances. Cash generated by financing activities of less than $0.1 million in both of the first six months of fiscal 2014 and 2013, related to transfers of cash from the continuing operations of SurModics and consisted of cash used for accounts payable balances in fiscal 2014 and cash generated from payments related to retained accounts receivable balances in fiscal 2013.

Customer Concentrations. Our licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic, Inc. (“Medtronic”) was our largest customer comprising 19% of total revenue for fiscal 2013 and remains at this level for the first six months of fiscal 2014. Medtronic has several separately licensed products that generate royalty revenue for SurModics, none of which represented more than 7% of SurModics’ total revenue. No other individual customer using licensed technology constitutes more than 10% of SurModics’ total revenue.

Off-Balance Sheet Arrangements

As of March 31, 2014, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of U.S. government and government agency obligations, agency and commercial mortgage-backed securities and investment-grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $0.4 million decrease in the fair value of our available-for-sale securities as of March 31, 2014, but would have no material impact on the results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2014. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures, as designed and implemented, are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Except as described in Footnote 17, there were no material developments in the legal proceedings previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2014, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
1/1/14 — 1/31/14	105,566	$24.66	105,566	$8
2/1/14 — 2/28/14	25,057	$24.96	0	$8
3/1/14 — 3/31/14	45,277	$24.37	0	$8

Total	175,900	$24.63	105,566	$8

(1)	The purchases in this column included shares repurchased as part of our publicly announced program and in addition include 70,334 shares that were repurchased by the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called “stock swap exercises” related to the exercise of employee stock options or vesting of restricted stock awards.
(2)	On July 29, 2013, our Board of Directors authorized the repurchase of up to $20.0 million of our outstanding common stock. Through March 31, 2014, we have repurchased 875,930 shares at an average price of $22.83 under the July 2013 authorization and as of March 31, 2014 we had used the entire amount authorized.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1	Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837.

3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 – incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.

10.1*	Omnibus Amendment to Certain Equity Agreements with Non-Employee Directors under the SurModics, Inc. 2009 Equity Incentive Plan.

10.2*	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) for the SurModics, Inc. 2009 Equity Incentive Plan.

10.3*	Form of Non-Statutory Stock Option Agreement (Non-Employee Director) for the SurModics, Inc. 2009 Equity Incentive Plan.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q for SurModics, Inc. for the quarterly period ended March 31, 2014, filed on May 8, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2014	SurModics, Inc.

	By:	/s/ Andrew D.C. LaFrence
Andrew D.C. LaFrence
Vice President of Finance and
Chief Financial Officer
(duly authorized signatory and principal financial officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2014

SURMODICS, INC.

Exhibit	Description

3.1	Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, SEC File No. 0-23837.

3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 – incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.

10.1*	Omnibus Amendment to Certain Equity Agreements with Non-Employee Directors under the SurModics, Inc. 2009 Equity Incentive Plan.

10.2*	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) for the SurModics, Inc. 2009 Equity Incentive Plan.

10.3*	Form of Non-Statutory Stock Option Agreement (Non-Employee Director) for the SurModics, Inc. 2009 Equity Incentive Plan.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith