Form 10-Q
period 2014-06-30
SURMODICS INC
filed 2014-08-01
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of July 31, 2014 was 13,596,744.

PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION		30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31

SIGNATURES

EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SurModics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2014	September 30, 2013
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$39,729	$15,495
Available-for-sale securities	882	10,212
Accounts receivable, net of allowance for doubtful accounts of $53 and $26 as of June 30, 2014 and September 30, 2013, respectively	5,176	5,332
Inventories	2,900	3,328
Deferred tax assets	321	506
Prepaids and other	1,718	860
Current assets of discontinued operations	85	46

Total Current Assets	50,811	35,779
Property and equipment, net	12,710	12,845
Available-for-sale securities	16,497	32,397
Deferred tax assets	6,392	6,038
Intangible assets, net	3,131	3,688
Goodwill	8,010	8,010
Other assets, net	3,166	3,166

Total Assets	$100,717	$101,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,400	$954
Accrued liabilities:
Compensation	1,756	2,271
Accrued other	844	1,149
Share repurchase accrual	—	1,004
Deferred revenue	41	43
Restructuring and other current liabilities	2	416
Current liabilities of discontinued operations	75	139

Total Current Liabilities	4,118	5,976
Deferred revenue, less current portion	149	160
Other long-term liabilities	1,779	1,970

Total Liabilities	6,046	8,106

Commitments and Contingencies (Note 17)
Stockholders’ Equity:
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 13,594,564 and 13,891,402 shares issued and outstanding, respectively	680	695
Additional paid-in capital	2,419	2,028
Accumulated other comprehensive income	36	58
Retained earnings	91,536	91,036

Total Stockholders’ Equity	94,671	93,817

Total Liabilities and Stockholders’ Equity	$100,717	$101,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Revenue:
Royalties and license fees	$7,385	$7,827	$22,179	$22,294
Product sales	6,067	5,577	16,632	16,688
Research and development	1,164	885	3,292	2,853

Total revenue	14,616	14,289	42,103	41,835

Operating costs and expenses:
Product costs	2,037	1,990	5,737	5,894
Research and development	3,655	4,009	11,488	11,145
Selling, general and administrative	3,591	4,052	11,736	11,552

Total operating costs and expenses	9,283	10,051	28,961	28,591

Operating income from continuing operations	5,333	4,238	13,142	13,244

Other income (loss):
Investment income, net	42	60	194	187
Impairment loss on strategic investment	—	—	—	(129)
Gain on sales of strategic investments	28	—	709	119
Other income, net	—	2	125	1,341

Other income, net	70	62	1,028	1,518

Income from continuing operations before income taxes	5,403	4,300	14,170	14,762
Income tax provision	(1,729)	(1,122)	(4,407)	(3,916)

Income from continuing operations	3,674	3,178	9,763	10,846
(Loss) income from discontinued operations, net of income taxes	(76)	(47)	(76)	635

Net income	$3,598	$3,131	$9,687	$11,481

Basic income (loss) per share:
Continuing operations	$0.27	$0.22	$0.72	$0.74
Discontinued operations	(0.01)	0.00	(0.01)	0.04
Net income	$0.26	$0.22	$0.71	$0.79
Diluted income (loss) per share:
Continuing operations	$0.27	$0.22	$0.70	$0.73
Discontinued operations	(0.01)	0.00	(0.01)	0.04
Net income	$0.26	$0.21	$0.70	$0.77
Weighted average number of shares outstanding:
Basic	13,585	14,413	13,639	14,563
Diluted	13,813	14,739	13,891	14,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
(In thousands)	(Unaudited)		(Unaudited)
Net income	$3,598	$3,131	$9,687	$11,481
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	46	(158)	62	158
Reclassification adjustment for realized gains included in net income	—	(1)	(84)	(230)

Other comprehensive income (loss)	46	(159)	(22)	(72)

Comprehensive income	$3,644	$2,972	$9,665	$11,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2014	2013
(in thousands)	(Unaudited)
Operating Activities:
Net income	$9,687	$11,481
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Loss (income) from discontinued operations	76	(635)
Depreciation and amortization	2,054	2,174
Stock-based compensation	3,043	1,983
Deferred taxes	(98)	34
Gain on sales of available-for-sale securities and strategic investments	(835)	(1,460)
Impairment loss on investments	—	129
Excess tax (benefit) deficiency from stock-based compensation plans	(452)	252
Change in operating assets and liabilities, excluding the impact from discontinued operations:
Accounts receivable	156	333
Inventories	428	314
Prepaids and other	(114)	(305)
Accounts payable and accrued liabilities	(919)	(876)
Income taxes	(560)	(1,520)

Net cash provided by operating activities from continuing operations	12,466	11,904

Investing Activities:
Purchases of property and equipment	(1,165)	(1,448)
Purchases of available-for-sale securities	(132,648)	(34,599)
Sales and maturities of available-for-sale securities	157,970	34,487
Cash received from sales of strategic investments	708	2,286
Cash transferred to discontinued operations	(239)	(118)

Net cash provided by investing activities from continuing operations	24,626	608

Financing Activities:
Excess tax benefit (deficiency) from stock-based compensation plans	452	(252)
Issuance of common stock	348	273
Repurchase of common stock	(12,544)	(10,323)
Purchase of common stock to pay employee taxes	(1,114)	(39)

Net cash used in financing activities from continuing operations	(12,858)	(10,341)

Net cash provided by continuing operations	24,234	2,171

Discontinued Operations:
Net cash used in operating activities	(239)	(118)
Net cash provided by financing activities	239	118

Net cash provided by discontinued operations	—	—

Net change in cash and cash equivalents	24,234	2,171
Cash and Cash Equivalents:
Beginning of period	15,495	15,540

End of period	$39,729	$17,711

Supplemental Information:
Cash paid for income taxes	$4,860	$5,257
Noncash transactions – acquisition of property and equipment on account	$224	$19
Noncash transactions – issuance of performance shares, restricted and deferred stock units	$3,007	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended June 30, 2014

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results of SurModics, Inc. and subsidiaries (“SurModics” or the “Company”) for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three and nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire 2014 fiscal year.

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

New Accounting Pronouncements

Accounting Standards to be Adopted

In July 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar to a tax loss, or tax credit carryforward exits. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset when a net operating loss carryforward, or similar tax loss, or tax credit carryforward exits, with certain exceptions. This accounting guidance is effective prospectively for the Company beginning in the first quarter of fiscal 2015. The adoption is not expected to have a material impact on the Company’s results of operations, cash flows and financial position.

In May 2014, the FASB issued new revenue recognition guidance for recognizing revenue from contracts with customers that provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance states that a Company should recognize revenue which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard also requires quantitative and qualitative disclosures about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Additionally it has provided guidance for transactions that were not previously addressed comprehensively, and improved guidance for multiple-element arrangements. This pronouncement is effective for the Company beginning in fiscal 2018 (October 1, 2017), early adoption is not permitted, and can be adopted by the Company either retrospectively (October 1, 2015) or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new accounting guidance will have on the Company’s results of operations, cash flows and financial position.

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

On November 1, 2011, the Company entered into a definitive agreement (the “Purchase Agreement”) to sell substantially all of the assets of its wholly-owned subsidiary, SurModics Pharmaceuticals, to Evonik Degussa Corporation (“Evonik”). Under the terms of the Purchase Agreement, the entire portfolio of products and services of SurModics Pharmaceuticals, including the Company’s Current Good Manufacturing Practices (“cGMP”) development and manufacturing facility located in Birmingham, Alabama, were sold. The Company retained all accounts receivable and the majority of liabilities associated with SurModics Pharmaceuticals incurred prior to closing. The sale (the “Pharma Sale”) closed on November 17, 2011. The total consideration received from the Pharma Sale was $30.0 million in cash. As part of the Pharma Sale, SurModics agreed not to compete in the restricted business (as defined in the Purchase Agreement) for a period of five years and to indemnify Evonik against specified losses in connection with SurModics Pharmaceuticals, including certain contingent consideration obligations related to the acquisition by SurModics Pharmaceuticals of the portfolio of intellectual property and drug delivery projects from PR Pharmaceuticals, Inc. (“PR Pharma”) and other specified excluded liabilities, including the litigation matter with Southern Research Institute (“SRI”) described below. SurModics retained responsibility for repayment obligations related to an agreement with various governmental authorities associated with creation of jobs in Alabama. These repayment obligations were settled or terminated in the second and third quarters of fiscal 2013 with payments totaling $325,000 repaid to the governmental authorities and a gain of $1.3 million recognized in the nine months ended June 30, 2013.

The following is a summary of the operating results of SurModics Pharmaceuticals discontinued operations for the three and nine months ended June 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
(Loss) income from discontinued operations	$(117)	$136	$(117)	$1,151
Income tax benefit (provision)	41	(183)	41	(516)

(Loss) income from discontinued operations, net of income taxes	$(76)	$(47)	$(76)	$635

The major classes of assets and liabilities of discontinued operations as of June 30, 2014 and September 30, 2013 were as follows:

	June 30,	September 30,
(Dollars in thousands)	2014	2013
Other current assets	$85	$46

Current assets of discontinued operations	85	46

Total assets of discontinued operations	$85	$46

Other current liabilities payable	$75	$139

Current liabilities of discontinued operations	75	139

Total liabilities of discontinued operations	$75	$139

In June 2014, the Company resolved the previously disclosed litigation involving SRI, two of SRI’s former employees and SurModics Pharmaceuticals. In connection with the resolution of the litigation, the Company recorded an additional expense, within discontinued operations, of $0.1 million in the three and nine months ended June 30, 2014. The assets and liabilities of discontinued operations as of June 30, 2014 represent amounts associated with the resolution of this litigation and the related deferred taxes. See Note 17 for additional discussion of the SRI litigation matter.

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

There were no Level 3 assets at June 30, 2014, March 31, 2014, September 30, 2013, June 30, 2013 or March 31, 2013 and there was no Level 3 activity during the first nine months of fiscal 2014 or fiscal 2013.

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company did not significantly change its valuation techniques from prior periods.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of June 30, 2014
Assets:
Cash equivalents	$—	$36,861	$—	$36,861
Available-for-sale debt securities:
U.S. government and government agency obligations	—	2,864	—	2,864
Mortgage-backed securities	—	5,106	—	5,106
Municipal bonds	—	1,564	—	1,564
Asset-backed securities	—	6,000	—	6,000
Corporate bonds	—	1,845	—	1,845

Total assets measured at fair value	$—	$54,240	$—	$54,240

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

5. Investments

Investments consist principally of U.S. government and government agency obligations, mortgage-backed securities and corporate and municipal debt securities and are classified as available-for-sale at June 30, 2014 and September 30, 2013. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from the condensed consolidated statements of income and reported in the condensed consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the condensed consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income (loss). This adjustment results in a new cost basis for the investment. Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in other income (loss). Realized gains and losses from the sales of debt securities, which are included in other income (loss), are determined using the specific identification method.

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities as of June 30, 2014 and September 30, 2013 were as follows:

	June 30, 2014
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$2,846	$21	$(3)	$2,864
Mortgage-backed securities	5,096	56	(46)	5,106
Municipal bonds	1,558	9	(3)	1,564
Asset-backed securities	5,990	14	(4)	6,000
Corporate bonds	1,835	12	(2)	1,845

Total	$17,325	$112	$(58)	$17,379

	September 30, 2013
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$22,889	$28	$(27)	$22,890
Mortgage-backed securities	8,149	118	(51)	8,216
Municipal bonds	3,049	15	(5)	3,059
Asset-backed securities	3,539	6	(8)	3,537
Corporate bonds	4,896	17	(6)	4,907

Total	$42,522	$184	$(97)	$42,609

As of June 30, 2014 and September 30, 2013, the Company concluded that the unrealized losses related to the available-for-sale securities shown above were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of their amortized cost.

The amortized cost and fair value of investments by contractual maturity at June 30, 2014 were as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Debt securities due within:
One year	$875	$882
One to five years	10,784	10,823
Five years or more	5,666	5,674

Total	$17,325	$17,379

The following table summarizes sales of available-for-sale securities:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Proceeds from sales	$65,455	$8,507	$157,970	$34,487
Gross realized gains	$—	$6	$126	$171
Gross realized losses	$—	$(4)	$(1)	$(4)

6. Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components:

	June 30,	September 30,
(Dollars in thousands)	2014	2013
Raw materials	$976	$1,378
Finished products	1,924	1,950

Total	$2,900	$3,328

7. Other Assets

Other assets consist principally of strategic investments as follows:

	June 30,	September 30,
(Dollars in thousands)	2014	2013
CeloNova BioSciences, Inc.	$1,500	$1,500
ThermopeutiX, Inc.	1,185	1,185
ViaCyte, Inc.	479	479
Other	2	2

Other assets, net	$3,166	$3,166

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

The Company had invested a total of $2.5 million in Vessix Vascular, Inc. (“Vessix”) and recognized an other-than-temporary impairment loss on this investment totaling $2.4 million in fiscal 2010, based on market valuations and a pending financing round for Vessix. Vessix was purchased by Boston Scientific Corporation in November 2012. The Company recorded a gain of approximately $1.2 million in the condensed consolidated statements of income gains on sale of strategic investments line, on the sale of this investment in the first quarter of fiscal 2013. In the first nine months of fiscal 2014, the Company recorded a $0.7 million gain upon achievement by Vessix of a clinical milestone and a sales milestone for calendar 2013. Total remaining potential maximum additional proceeds of $3.4 million may be received in fiscal 2015 through fiscal 2017 depending on Vessix’s achievement of future sales milestones. No amounts have been recorded associated with these future milestones given the level of uncertainty that exists. Any potential additional income will be recognized once the milestones are achieved.

The total carrying value of cost method investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.

The Company recognized no revenue for the three months ended June 30, 2014 and revenue of less than $0.1 million for the three months ended June 30, 2013, respectively, from activity with companies in which it had a strategic investment. The Company recognized revenue of less than $0.1 million and approximately $0.1 million for the nine months ended June 30, 2014 and 2013, respectively, from activity with companies in which it had a strategic investment.

8. Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer relationships, licenses and trademarks. For the three months ended June 30, 2014 and 2013, the Company recorded amortization expense of $0.2 million for each period. For the nine months ended June 30, 2014 and 2013, the Company recorded amortization expense of $0.6 million for each period.

Intangible assets consisted of the following:

	June 30, 2014
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(3,679)	$1,178
Core technology	8.0	530	(458)	72
Patents and other	16.8	2,256	(955)	1,301

Subtotal		7,643	(5,092)	2,551
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(5,092)	$3,131

	September 30, 2013
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(3,274)	$1,583
Core technology	8.0	530	(409)	121
Patents and other	16.8	2,256	(852)	1,404

Subtotal		7,643	(4,535)	3,108
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(4,535)	$3,688

Based on the intangible assets in service as of June 30, 2014, estimated amortization expense for the remainder of fiscal 2014 and each of the next five fiscal years is as follows:

(Dollars in thousands)
Remainder of 2014	$186
2015	731
2016	594
2017	183
2018	137
2019	137

Future amortization amounts presented above are estimates. Actual future amortization expense may be different, as a result of future acquisitions, impairments, changes in amortization periods, or other factors.

9. Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value assigned to the assets purchased and liabilities assumed in connection with a company’s acquisition. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment in accordance with accounting guidance for goodwill. The carrying amount of goodwill is evaluated annually, and between annual evaluations if events occur or circumstances change indicating that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

The $8.0 million of goodwill at June 30, 2014 and September 30, 2013 is related to the In Vitro Diagnostics reporting unit and represents the gross value from the acquisition of BioFX Laboratories, Inc. (“BioFX”) in 2007. The goodwill was not impaired based on the outcome of the fiscal 2013 annual impairment test, and there have been no events or circumstances that have occurred in the first nine months of fiscal 2014 associated with the In Vitro Diagnostics reporting unit to indicate that the goodwill may be impaired.

10. Stock-based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock awards, performance share awards and restricted stock units. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period.

The Company’s stock-based compensation expenses were allocated to the following expense categories:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Product costs	$4	$7	$13	$17
Research and development	38	54	136	141
Selling, general and administrative	538	684	2,894	1,825

Total	$580	$745	$3,043	$1,983

As of June 30, 2014, approximately $3.2 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.6 years. Such costs include $1.1 million based on payout levels associated with performance share awards that are currently anticipated to be fully expensed because the performance conditions are expected to be met at or near target levels.

Stock Option Awards

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair values of stock options granted during the three months ended June 30, 2014 was $8.69. No stock options were granted during the three months ended June 30, 2013. The weighted average per share fair values of stock options granted during the nine months ended June 30, 2014 and 2013 were $8.72 and $8.69, respectively. The assumptions used as inputs in the model were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rates	1.6%	N/A	1.2%	0.6%
Expected life (years)	4.8	N/A	4.6	4.8
Expected volatility	43.9%	N/A	44.5%	49.2%
Dividend yield	0.0%	N/A	0.0%	0.0%

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

Non-qualified stock options are granted at fair market value on the date of grant. Non-qualified stock options expire in seven to ten years or upon termination of employment or service as a Board member. Non-qualified stock options granted to the Company’s employees generally become exercisable with respect to 25% of the shares on each of the first four anniversaries following the grant date. Non-qualified stock options granted to the Company’s non-employee directors vest on a prorated basis within the one-year period following the grant date.

The total pre-tax intrinsic value of options exercised during the three months and nine months ended June 30, 2014 was $0.2 million and $1.3 million, respectively. The total pre-tax intrinsic value of options exercised during the three months and nine months ended June 30, 2013 was less than $0.1 million in each period. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period end.

The Company modified stock option awards granted to Board members in February 2014, which resulted in acceleration of the stock option vesting period. The modification changed the vesting period to pro-rata over a 12-month service period and resulted in an increase to stock option related expense of $0.6 million in the nine months ended June 30, 2014.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance these shares are considered to be non-vested shares. The Restricted Stock is released to the key employees if they are employed by the Company at the end of the vesting period. Compensation has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. The stock-based compensation table above includes Restricted Stock expenses recognized related to these awards, which totaled less than $0.1 million during the three months ended June 30, 2014 and $0.2 million during the nine months ended June 30, 2014 and less than $0.1 million during the three and nine months ended June 30, 2013, respectively. In February 2014, the Company granted an award of $0.2 million to the former Chairman of its Board of Directors in connection with his retirement from the Board and in recognition of his contributions to the Company during his years of service.

Performance Share Awards

The Company has entered into performance share agreements with certain key employees, covering the issuance of common stock (“Performance Shares”). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives, which must be achieved during the performance period. The Performance Shares are not issued and outstanding until the performance objectives are met. Performance objectives selected by the Organization and Compensation Committee of the Board of Directors (the “Committee”) were cumulative earnings per share and cumulative revenue for the three-year performance periods for fiscal 2011 (2011 – 2013), fiscal 2012 (2012 – 2014), fiscal 2013 (2013 – 2015) and fiscal 2014 (2014 – 2016). Assuming that the minimum performance level is attained, the number of shares that may actually vest will vary based on performance from 20% (minimum) to 200% (maximum). Shares will be issued to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The fiscal 2011 awards were finalized in the three months ended December 31, 2013 and resulted in issuance of 122,053 shares (maximum was 137,066 shares) based on the performance objective results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. Compensation is recognized in each period based on management’s best estimate of the achievement level of the specified performance objectives for Performance Shares. For the three and nine months ended June 30, 2014, the Company recognized expenses of $0.2 million and $0.7 million, respectively, in each period. For the three and nine months ended June 30, 2013, the Company recognized expenses of $0.3 million and $0.9 million, respectively. The stock-based compensation table above includes the Performance Shares expenses.

The fair values of the Performance Shares, at target, were $0.9 million, $0.9 million and $0.8 million for grants awarded in fiscal 2014, 2013 and 2012, respectively.

The aggregate number of shares that could be awarded to key employees if the minimum, target and maximum performance goals are met, based upon the fair value at the date of grant is as follows:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
Fiscal 2012—2014	12,499	62,497	124,994
Fiscal 2013—2015	8,551	42,753	85,506
Fiscal 2014—2016	7,861	39,303	78,606

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of June 30, 2014 and 2013, there was less than $0.1 million and $0.1 million, respectively, of employee contributions in each period included in accrued liabilities in the condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three and nine months ended June 30, 2014 and 2013 totaled less than $0.1 million and $0.1 million, respectively, in each period. The stock-based compensation table above includes the Stock Purchase Plan expenses.

Restricted Stock Units

The Company has awarded 24,834 restricted stock units (“RSU”) in fiscal 2014 and 2013 under the 2009 Equity Incentive Plan to non-employee directors with forfeiture of 3,417 RSU’s in the nine months ended June 30, 2014. The RSU awards were modified in the second quarter of fiscal 2014 to vest pro-rata over a 12-month service period. This modification resulted in a total expense of $0.2 million in the nine months ended June 30, 2014. RSU awards are not considered issued or outstanding common stock of the Company until they vest. The estimated fair value of the RSU awards was calculated based on the closing market price of SurModics’ common stock on the date of grant. Compensation has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. Directors can also elect to receive their cash retainers for services to the Board of Directors and its committees in the form of deferred stock units (“DSU”). Certain directors elected this option beginning on January 1, 2013 which has resulted in 10,952 DSUs issued with a total value of $0.3 million. The DSUs are fully vested. The stock-based compensation table above includes RSU and DSU expenses recognized related to these awards, which totaled $0.1 million and $0.4 million during the three months and nine months ended June 30, 2014, respectively, and less than $0.1 million and $0.1 million during the three and nine months ended June 30, 2013, respectively.

11. Restructuring Charges

The Company did not incur any restructuring charges during the three and nine months ended June 30, 2014 and 2013.

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

The following table summarizes the restructuring accrual activity:

(Dollars in thousands)	Employee Severance and Benefits	Facility- Related Costs	Total
Balance at September 30, 2013	$399	$17	$416
Cash payments	(399)	(15)	(414)

Balance at June 30, 2014	$—	$2	$2

The remaining restructuring accrual balance is expected to be paid within the next 12 months and is recorded as a current liability within other current liabilities on the consolidated balance sheet as of June 30, 2014.

12. Revolving Credit Facility

On November 4, 2013, the Company entered into a three-year $20.0 million secured revolving credit facility. The Company’s obligations under the credit facility are secured by substantially all of its and its subsidiaries’ assets, other than intellectual property and real estate. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus a margin ranging from 1.375% to 2.00% based on the Company’s leverage ratio. A facility fee is payable on unused commitments at a rate of 0.20% per annum. In connection with the credit facility, the Company is required to maintain financial covenants related to a maximum leverage ratio and a minimum EBITDA amount and to comply with nonfinancial covenants. As of June 30, 2014, the Company has no debt outstanding and was in compliance with all financial covenants.

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

The following table sets forth the denominator for the computation of basic and diluted income per share (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net income from continuing operations available to common shareholders	$3,674	$3,178	$9,763	$10,846

Basic weighted average shares outstanding	13,585	14,413	13,639	14,563
Dilutive effect of outstanding stock options, non-vested restricted stock, restricted stock units and performance shares	228	326	252	260

Diluted weighted average shares outstanding	13,813	14,739	13,891	14,823

The calculation of weighted average diluted shares outstanding excludes outstanding stock options associated with the right to purchase 0.6 million and 0.3 million shares of common stock for the three months ended June 30, 2014 and 2013, respectively, and 0.4 million and 0.5 million for the nine months ended June 30, 2014 and 2013, respectively, as their inclusion would have had an antidilutive effect on diluted income per share.

During the first nine months of fiscal 2014, the Company repurchased 485,577 shares of common stock for a total of $11.5 million under the then-existing share repurchase authorization of the Board. The entire authorized amount has been used as of June 30, 2014.

14. Income Taxes

The Company recorded income tax provisions associated with income from continuing operations of $1.7 million and $1.1 million for the three months ended June 30, 2014 and 2013, respectively, representing effective tax rates of 32.0% and 26.1%, respectively. The Company recorded income tax provisions associated with income from continuing operations of $4.4 million and $3.9 million for the nine months ended June 30, 2014 and 2013, respectively, representing effective tax rates of 31.1% and 26.5%, respectively. The difference between the U.S. federal statutory tax rate of 35.0% and the Company’s effective tax rate for the three and nine months ended June 30, 2014 and 2013 reflects the impact of state income taxes, permanent tax items such as valuation allowance releases associated with gains from our strategic investments and our available-for-sale investment portfolio and discrete tax benefits. Discrete tax benefits aggregated less than $0.1 million and $0.3 million for the three and nine months ended June 30, 2014, respectively, and $0.2 million and $0.8 million for the three and nine months ended June 30, 2013, respectively. The discrete tax items in the fiscal 2013 nine-month period includes a one-time capital gain carryback benefit and retroactive federal R&D tax credits that aggregated $0.4 million. The nine months ended June 30, 2014 reflects the impact of gains related to two Vessix contingent consideration payments totaling $0.7 million and gains related to certain debt securities in our available-for-sale investment portfolio of $0.1 million. The nine months ended June 30, 2013 reflects the impact of gains on the sale of Vessix, OctoPlus N.V of $1.3 million and certain debt securities in our available-for-sale investment portfolio of $0.2 million. Each of these gains has had a tax expense recognized which has been offset by the reversal of capital loss valuation allowances.

The Company recorded an income tax benefit from discontinued operations of less than $0.1 million in each of the three and nine months ended June 30, 2014 which resulted in an effective tax rate associated with discontinued operations of 34.8% in each period. The Company recorded an income tax expense from discontinued operations of $0.2 million and $0.5 million for the three and nine months ended June 30, 2013, respectively, with a resulting effective tax rate for discontinued operations of 134.6% and 44.8% for the three and nine months ended June 30, 2013, respectively.

The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of June 30, 2014 and September 30, 2013, respectively, are $0.9 million and $1.0 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months with the above balances classified on the condensed consolidated balance sheets in other long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. In the first quarter of fiscal 2014 the Internal Revenue Service commenced an examination of the Company’s U.S. income tax return for fiscal 2012 and the examination has not been completed as of June 30, 2014. U.S. income tax returns for years prior to fiscal 2010 are no longer subject to examination by federal tax authorities. For tax returns for state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2003.

15. Amounts Reclassified Out of Accumulated Other Comprehensive Income

There were no amounts reclassified out of accumulated other comprehensive income (“AOCI”) for the three months ended June 30, 2014 or 2013. The amounts reclassified out of AOCI for the nine months ended June 30, 2014 and 2013 totaled $0.1 million and $0.2 million, respectively, on a pre-tax basis. The amounts reclassified out of AOCI are associated with unrealized gains on available-for-sale securities that were realized on the sale of the securities and are presented in other income, net in the condensed consolidated statements of income.

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

The tables below present segment revenue, operating income and depreciation and amortization, as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Revenue:
Medical Device	$10,821	$10,591	$31,852	$30,857
In Vitro Diagnostics	3,795	3,698	10,251	10,978

Total revenue	$14,616	$14,289	$42,103	$41,835

Operating income:
Medical Device	$5,855	$5,223	$16,466	$15,848
In Vitro Diagnostics	974	915	2,277	2,933

Total segment operating income	6,829	6,138	18,743	18,781
Corporate	(1,496)	(1,900)	(5,601)	(5,537)

Total operating income	$5,333	$4,238	$13,142	$13,244

Depreciation and amortization:
Medical Device	$281	$319	$862	$947
In Vitro Diagnostics	214	216	641	649
Corporate	179	193	551	578

Total depreciation and amortization	$674	$728	$2,054	$2,174

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

Southern Research Institute (“SRI”) Litigation. On July 31, 2009, SurModics Pharmaceuticals was named as a defendant in litigation pending in the circuit court of Jefferson County, Alabama, between SRI and two of SRI’s former employees (the “Plaintiffs”). In the litigation, the Plaintiffs alleged that they contributed to or invented certain intellectual property while they were employed at SRI, and pursuant to SRI’s policies then in effect, they were entitled to, among other things, a portion of the purchase price consideration paid by the Company to SRI as part of the Company’s acquisition of SurModics Pharmaceuticals (the “purchase price claim”) pursuant to a stock purchase agreement made effective on July 31, 2007 (the “Stock Purchase Agreement”). The Plaintiffs also alleged that they were entitled to a portion of the intellectual property income derived from license agreements with certain customers of SurModics Pharmaceuticals that make use of patents to which the Plaintiffs invented or contributed (the “royalty claim”). In April 2014, the Alabama Court granted summary judgment in favor of the Company and SRI dismissing (a) all of the claims of one of the Plaintiffs, and (b) the claims of the remaining Plaintiff relating to the purchase price claim. In connection with the royalty claim, the Alabama Court concluded that two license agreements that were entered into with certain customers of SurModics Pharmaceuticals resulted in intellectual property income and that the remaining Plaintiff is entitled to a portion of such income. In June 2014, the Company entered into agreements with the Plaintiffs resolving the litigation. In connection with the resolution of the litigation, the Company recorded an additional expense, within discontinued operations, of $0.1 million in the three and nine months ended June 30, 2014.

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

InnoRx, Inc. In January 2005, the Company entered into a merger agreement whereby SurModics acquired all of the assets of InnoRx, Inc. (“InnoRx”), an early stage company developing drug delivery devices and therapies for the ophthalmology market. SurModics will be required to issue up to approximately 480,059 additional shares of its common stock to the stockholders of InnoRx upon the successful completion of the remaining development and commercial milestones involving InnoRx technology acquired in the transaction. The Company has not recorded any accrual for this contingency as of June 30, 2014 as the milestones have not been achieved and the probability of achievement is low.

InnoCore Technologies BV. In March 2006, the Company entered into a license agreement whereby SurModics obtained an exclusive license to a drug delivery coating for licensed products within the vascular field which included peripheral, coronary and neurovascular biodurable stent product. The license requires an annual minimum payment of 200,000 euros (equivalent to $273,000 using a euro to US $ exchange rate of 1.36452 as of June 30, 2014) until the last patent expires which is currently estimated to be September 2027. The total minimum future payments associated with this license are approximately $3.6 million. The license is currently utilized with one of SurModics’ drug delivery customers.

PR Pharmaceuticals, Inc. In November 2008, SurModics Pharmaceuticals acquired certain contracts and assets of PR Pharma to enhance its portfolio of drug delivery technologies for the pharmaceutical and biotechnology industries. The Company agreed to indemnify Evonik, for a period of five years, for up to $2.5 million of contingent consideration obligations to the sellers of PR Pharma related to a future patent issuance milestone when it sold substantially all of the SurModics Pharmaceuticals assets to Evonik on November 17, 2011. The Company has not recorded any accrual for this contingency as of June 30, 2014 as the milestone has not been achieved and the probability of achievement is low.

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

Overview

SurModics is a leading provider of surface modification and in vitro diagnostic technologies to the healthcare industry. In fiscal 2014, our business performance continued to be driven by growth from our Medical Device hydrophilic coatings royalty revenue, product sales and contract coating services included in research and development revenue. Our In Vitro Diagnostics segment realized decreased demand in the first nine months of fiscal 2014 driven primarily by a shift in order patterns in the second quarter of fiscal 2014 by a few key customers who initiated inventory rebalancing programs, a slowdown in European sales, which continued throughout the third quarter, and recent increased competition related to our BioFx product offerings.

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

We derive our revenue from three primary sources: (1) royalties and license fees from licensing our proprietary surface modification and device drug delivery technologies and in vitro diagnostic formats to customers; the vast majority (typically in excess of 90%) of revenue in the “royalties and license fees” category is in the form of royalties; (2) the sale of reagent chemicals to licensees and the sale of stabilization products, antigens, substrates and surface coatings to the diagnostic and biomedical research markets; and (3) research and commercial development fees generated on customer projects. Revenue fluctuates from quarter to quarter depending on, among other factors: our customers’ success in selling products incorporating our technologies; the timing of introductions of licensed products by our customers; the timing of introductions of products that compete with our customers’ products; the number and activity level associated with customer development projects; the number and terms of new license agreements that are finalized; and the value of reagent chemicals and other products sold to customers.

In our Medical Device business unit, we have licensed our Photolink® hydrophilic technology to a number of our customers for use in a variety of medical device surface applications. We have several U.S. and international issued patents and pending international patent applications protecting various aspects of these technologies, including compositions, methods of manufacture and methods of coating devices. The expiration dates for these patents and the anticipated expiration dates of the patent applications range from 2015 to 2033. These patents and patent applications represent distinct families, with each family generally covering a successive generation of the technology, including improvements that enhance coating performance, manufacturability, or other important features desired by our customers. Among these, an early generation of our Photolink® hydrophilic technology is protected by a family of patents that are expected to expire in November 2015 (in the U.S.) and October 2016 (in certain other countries).

We estimate the royalty revenue associated with this early generation technology that has not yet converted, or that is not in the process of converting, to one of our advanced generation technologies will comprise approximately 18% of our anticipated fiscal 2014 revenue. A majority of the customer products utilizing this early generation technology (representing approximately 13% of our anticipated fiscal 2014 revenue) will continue to generate royalty revenue at a reduced royalty rate beyond the expiration of these patents. The royalty obligation for these customer products extends beyond the expiration of these patents because the license also includes rights to our know-how or other proprietary rights. Under these circumstances, the royalty obligation will continue at a reduced royalty rate for a specified number of years, as determined based on the specific terms and conditions of the applicable customer agreement, the date on which the customer’s product was first sold, and other factors.

In recent years, we have successfully converted a number of our customer’s products utilizing this early generation technology to one of our advanced generation technologies. While we are actively seeking to convert our customers to one of our advanced generations of our hydrophilic coating technology, there can be no assurance that we will be successful in doing so, or that those customers that have converted, or will convert, will sell products utilizing our technology which will generate earned royalty revenue for us.

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

Results of Operations – Three and Nine Months Ended June 30

Revenue. Revenue during the third quarter of fiscal 2014 was $14.6 million, an increase of $0.4 million, or 2%, compared with the third quarter of fiscal 2013. Revenue during the first nine months of fiscal 2014 was $42.1 million, an increase of $0.3 million, compared with the same period of fiscal 2013. The increase in revenue, as detailed in the table below, is further explained in the narrative below.

	Three Months Ended June 30,		%	Nine Months Ended June 30,		%
(Dollars in thousands)	2014	2013	Change	2014	2013	Change
Revenue
Medical Device	$10,821	$10,591	2%	$31,852	$30,857	3%
In Vitro Diagnostics	3,795	3,698	3%	10,251	10,978	(7)%

Total Revenue	$14,616	$14,289	2%	$42,103	$41,835	1%

Medical Device. Medical Device revenue was $10.8 million in the quarter ended June 30, 2014, an increase of 2% compared with $10.6 million for the same prior-year quarter. Medical Device revenue was $31.9 million in the first nine months of fiscal 2014, an increase of 3% compared with $30.9 million for the same prior-year period. The increase in the total revenue for both the three and nine months ended June 30, 2014 was attributable to higher royalty revenue ($0.1 million and $0.3 million, respectively), product sales ($0.4 million and $0.6 million, respectively) and R&D revenue ($0.3 million and $0.6 million, respectively). The increase in royalty revenue and product sales revenue resulted from continued growth in our hydrophilic coatings and drug delivery offerings. R&D revenue increased from increased hydrophilic contract coating services and customer development activities. Fiscal year 2013 third quarter and nine month results included license fee revenue of $0.5 million based on a customer achieving a milestone event in the third quarter. In addition, fiscal 2013 nine-month revenue included a $0.6 million one-time royalty catch-up payment.

In Vitro Diagnostics. In Vitro Diagnostics revenue was $3.8 million in the quarter ended June 30, 2014, an increase of 3% compared with $3.7 million for the same prior-year quarter. In Vitro Diagnostics revenue was $10.3 million in the first nine months of fiscal 2014, a decrease of 7% compared with $11.0 million for the prior-year period. The $0.1 million increase for the third quarter was attributable to higher sales of micro-array slides ($0.3 million), antigens ($0.2 million) and BioFX branded products ($0.1 million) offset substantially by lower stabilization sales which declined $0.5 million. The $0.7 million decrease for the nine months was attributable to lower sales of stabilization products ($0.7 million), antigens ($0.3 million) and commercial R&D revenue ($0.1 million) offset partially by increases in micro-array slides ($0.4 million). The decline in the current year revenue was primarily driven by a shift in order patterns by a few key customers who initiated inventory rebalancing programs in the second fiscal quarter related to our stabilization and antigen product lines combined with a slowdown in sales in Europe, which continued throughout the third quarter, and recent increased competition related to our BioFx product offerings.

The following is a summary of major costs and expenses as a percent of total revenue:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2014		2013		2014		2013
(Dollars in thousands)	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue
Product costs	$2,037	14%	$1,990	14%	$5,737	14%	$5,894	14%
Research and development	3,655	25	4,009	28	11,488	27	11,145	27
Selling, general and administrative	3,591	25	4,052	28	11,736	28	11,552	28

Product costs. Product costs were $2.0 million and $5.7 million or 14% of total revenue in both the three and nine months ended June 30, 2014 compared with $2.0 million and $5.9 million or 14% in each of the respective prior-year periods. Product gross margins were 66% in both the three and nine months ended June 30, 2014 compared with 64% and 65% in the prior-year periods. The increase in product gross margins in the current year three-month and nine-month periods primarily reflected improved manufacturing leverage from higher production levels.

Research and development expenses. R&D expenses were $3.7 million and $11.5 million in the third quarter and first nine months of fiscal 2014, respectively, or 25% and 27% of total revenue, respectively, compared with $4.0 million and $11.1 million or 28% and 27% in the respective prior-year periods. The fiscal 2014 third quarter decrease from fiscal 2013 was primarily the result of $0.3 million of lower compensation costs resulting from our September 2013 restructuring. The increase in expense in the fiscal 2014 nine-month period compared with fiscal 2013 was primarily a result of $1.2 million of higher spending for our drug-coated balloon development activities, offset partially by $0.5 million of lower compensation costs and $0.3 million of lower patent-related legal expenses. We expect R&D expenses to increase 2% to 5% for fiscal 2014 compared with fiscal 2013 as we continue to invest in our drug-coated balloon development program. This overall increase has declined from previous disclosures as the timing of certain expected drug coated balloon expenditures estimated for fiscal 2014 will not be incurred until fiscal 2015.

Selling, general and administrative (SG&A) expenses. SG&A expenses were $3.6 million and $11.7 million in the third quarter and first nine months of fiscal 2014, respectively, or 25% and 28% of total revenue, compared with $4.1 million and $11.6 million or 28% of total revenue in both of the respective prior-year periods. The SG&A expense decrease of $0.5 million in the third quarter of fiscal 2014 resulted from $0.2 million in lower compensation costs and $0.1 million of lower professional services expenses covering legal, financial and strategic matters as well as $0.1 million of lower marketing expenses. The increase of $0.1 million for the nine months of fiscal 2014 included $1.4 million of higher compensation expense principally from $0.9 million in higher stock-based compensation expense as a result of accelerated vesting of Board of Director stock awards and the granting of a restricted stock award to the former Chairman of the Company’s Board in recognition of his contributions to the Company during his years of service on the Board. A substantial amount of this increase was offset by $0.5 million in lower legal expenses as the prior-year period included higher SRI litigation costs, $0.3 million in lower consulting expenses as the prior-year period included higher costs associated with Medical Device and In Vitro Diagnostic business unit strategic activities and $0.2 million in lower professional services expenses.

Other income, net. Major classifications of other income are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Investment income, net	$42	$60	$194	$187
Gain on sale of strategic investments	28	—	709	1,293
Other-than-temporary impairment of strategic investments	—	—	—	(129)
Other investment capital gains	—	2	125	167

Total other income	$70	$62	$1,028	$1,518

Other income was $0.1 million and $1.0 million in the three and nine months ended June 30, 2014, respectively, compared with $0.1 million and $1.5 million for the respective prior-year periods.

Income from investments in fiscal 2014 remained relatively unchanged at approximately $0.1 million and $0.2 million, respectively, compared with the prior-year periods primarily from higher yields on our investments which were offset by lower investment balances as the result of our share repurchase activities in fiscal 2013 and 2014.

We recorded a gain of $0.7 million in the nine months ended June 30, 2014 associated with contingent clinical and sales milestone payments resulting from the fiscal 2013 sale of our ownership interest in Vessix Vascular, Inc. (“Vessix”).

We recorded a gain of $1.3 million in the nine months ended June 30, 2013 associated with both the sale of our investment position in OctoPlus N.V. (“OctoPlus”) and the sale of our ownership interest in Vessix.

In the nine months ended June 30, 2013, we recorded a $0.1 million other-than-temporary impairment loss related to our investment in ViaCyte, Inc.

In addition, in the nine months ended June 30, 2014 and 2013, we recognized $0.1 million and $0.2 million, respectively, in realized investment gains associated with our investment portfolio.

Income tax provision. The reconciliation of the statutory U.S. federal tax rate of 35.0% and the Company’s effective tax rate from continuing operations for the three and nine months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.6	1.3	0.6	1.3
Gain on strategic investments	—	(2.2)	(1.3)	(1.7)
Discrete item – capital loss carryback	—	—	—	(1.8)
Discrete item – 2012 retroactive R&D federal tax credit	—	—	—	(1.0)
Discrete item – state tax reserve release	—	—	(1.7)	(1.2)
Discrete items – other	(0.7)	(5.7)	—	(1.4)
Strategic investment	(2.9)	(2.3)	(1.5)	(2.7)

Effective tax rate from continuing operations	32.0%	26.1%	31.1%	26.5%

The difference between the U.S. federal statutory tax rate of 35.0% and the Company’s effective tax rate reflects the impact of state income taxes, permanent tax items, valuation allowance changes for utilization of capital losses and discrete tax items. The income tax provision associated with continuing operations was $1.7 million and $4.4 million, respectively, for the three and nine months ended June 30, 2014 resulting in respective effective tax rates of 32.0% and 31.1%. The income tax provision associated with continuing operations was $1.1 million and $3.9 million for the three and nine months ended June 30, 2013, respectively, resulting in respective effective tax rates of 26.1% and 26.5%.

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

During the nine months ended June 30, 2013, we realized a 1.8% reduction in our effective tax rate as we recognized capital loss carrybacks as a result of the tax capital losses generated by the sale of certain of our strategic investments. During the nine months ended June 30, 2014 and 2013, the effective tax rate was reduced by 1.3% and 1.7% for net capital gains including the impact of a gain related to Vessix milestone contingent consideration payments and a gain on sale of our ownership interest in Vessix stock, respectively, for which there is tax expense recognized which has been offset by the reversal of a capital loss valuation allowance. We may receive an additional maximum of $3.4 million of future contingent payments through fiscal 2017 based on sales of Vessix products. These proceeds, if any, will generate capital gains which will result in reduction of the existing capital loss carryforward valuation allowance.

Discontinued operations. The following is a summary of the operating results of SurModics Pharmaceuticals discontinued operations for the three and nine months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
(Loss) income from discontinued operations	$(117)	$136	$(117)	$1,151
Income tax benefit (provision)	41	(183)	41	(516)

(Loss) income from discontinued operations, net of income taxes	$(76)	$(47)	$(76)	$635

(Loss) income from discontinued operations. The Company’s discontinued operations gains and losses are recorded net of the income tax impact of these transactions. The Company recorded discontinued operations loss of $0.1 million in each of the three and nine-month periods ended June 30, 2014 associated with the resolution of the SRI litigation matter discussed in Footnote 17 to the financial statements included in this report. The Company recorded discontinued operations loss of less than $0.1 million and income of $0.6 million for the three and nine months ended June 30, 2013 related to this litigation matter. The loss in the three months ended June 30, 2013 reflects a $0.2 million pre-tax gain from the termination of recapturable job creation financial incentives provided by the State of Alabama offset by an income tax provision resulting from finalization of the fiscal 2012 federal and state income tax returns and adjustment of the recorded fiscal 2012 tax provision. The discontinued operations income of $0.6 million for the nine months ended June 30, 2013 is principally from a $1.2 million pre-tax gain from the settlement of recapturable job creation financial incentives provided by the City of Birmingham, Alabama. In this settlement, the Company paid $325,000 of $1.5 million of the recapturable financial incentives which were previously fully accrued by the Company as a discontinued operations liability.

Segment Operating Results

Operating income for each of our reportable segments was as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
(Dollars in thousands)	2014	2013	%Change	2014	2013	% Change
Operating income:
Medical Device	$5,855	$5,223	12%	$16,466	$15,848	4%
In Vitro Diagnostics	974	915	6%	2,277	2,933	(22)%

Total segment operating income	6,829	6,138		18,743	18,781
Corporate	(1,496)	(1,900)	(21)%	(5,601)	(5,537)	1%

Total operating income from continuing operations	$5,333	$4,238	26%	$13,142	$13,244	(1)%

Medical Device. Operating income was $5.9 million in the third quarter of fiscal 2014, compared with $5.2 million in the third quarter of fiscal 2013. Operating income was $16.5 million in the first nine months of fiscal 2014, compared with $15.8 million in the same period of fiscal 2013.

The increase in operating income of $0.6 million in the three months ended June 30, 2014, compared with the prior-year period, resulted from the gross margin impact of $0.4 million of higher reagent product sales and $0.3 million of higher R&D revenue offset substantially by $0.5 million in lower royalty and license fee as the prior-year period included license fee revenue associated with a customer’s milestone event. Direct operating expenses decreased $0.4 million in the three months ended June 30, 2014, compared with the prior-year period, with the majority of the decrease from $0.2 million in lower compensation costs following the September 2013 organizational changes and $0.1 million decrease in spending with the drug coated-balloon development program based on timing of activities in the program. Allocated corporate costs decreased $0.1 million in the three months ended June 30, 2014 when compared with the prior-year period.

The increase in operating income of $0.6 million for the nine months ended June 30, 2014, compared with the prior-year period, resulted from the gross margin impact from $0.6 million of higher reagent product sales and $0.6 million of higher R&D revenue offset partially by $0.2 million of lower royalty and license fee revenue as the prior-year period included the customer milestone event referenced previously. Offsetting the increased revenue was higher direct operating expenses of $0.4 million principally from $1.2 million of additional expenses associated with the drug-coated balloon development program offset by $0.4 million of lower compensation costs. Allocated corporate costs were $4.0 million and $4.1 million in the nine months ended June 30, 2014 and 2013, respectively.

In Vitro Diagnostics. Operating income was $1.0 million in the third quarter of fiscal 2014, compared with $0.9 million in the third quarter of fiscal 2013. Operating income was $2.3 million in the first nine months of fiscal 2014, compared with $2.9 million in the same period of fiscal 2013.

The increase in operating income of $0.1 million in the three months ended June 30, 2014 was a result of the gross margin impact from $0.6 million of higher microarray slides, antigen and BioFX branded product sales offset by $0.5 million of lower stabilization product sales. Product gross margins were 62.2% and 60.1% for the three months ended June 30, 2014 and 2013, respectively. Direct operating expenses increased $0.1 million in the three months ended June 30, 2014 compared with the prior-year period resulting from $0.2 million in fees for professional services offset by lower spending in several other expenses. Allocated corporate costs remained relatively unchanged in both periods.

The decrease in operating income of $0.7 million in the nine months ended June 30, 2014 was a result of the gross margin impact of $1.1 million of lower stabilization, antigens, reagents and BioFX branded product sales offset partially by $0.4 million in higher revenue from microarray slides. Product gross margins were 61.9% and 61.2% for the nine months ended June 30, 2014 and 2013, respectively. Direct operating expenses increased $0.3 million in the nine months ended June 30, 2014 compared with the prior-year period principally from $0.3 million in increased fees for professional services. Allocated corporate costs decreased by $0.1 million in the nine months ended June 30, 2014, compared with the comparable prior-year period.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board of Directors related fees and expenses, which have not been fully allocated to the Medical Device and In Vitro Diagnostics segments. Corporate also includes expenses, such as litigation, which are not specific to a segment and thus not allocated to our operating segments. The unallocated Corporate expense operating loss was $1.5 million and $1.9 million in the three months ended June 30, 2014 and 2013, respectively, and $5.6 million and $5.5 million in the nine months ended June 30, 2014 and 2013, respectively. Share-based compensation expenses decreased $0.1 million and increased $1.0 million in the three and nine months ended June 30, 2014, compared with the comparable prior-year periods. The increase in the nine-month expense was primarily from $0.9 million in additional expense related to the accelerated vesting of Board of Director stock awards and granting of an award to the former Chairman of the Company’s Board in recognition of his contributions to the Company during his years of service on the Board. Other compensation costs increased $0.2 million in the nine months ended June 30, 2014 resulting from increased headcount, annual salaries effective October 1, 2013 and our insurance premiums. Legal expenses decreased $0.4 million in the nine months ended June 30, 2014 as the prior-year period included higher expenses related to the SRI litigation. In fiscal 2014 we were reimbursed by SRI for a substantial portion of our legal expenses pursuant to an agreement reached in the fourth quarter of fiscal 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had working capital of $46.7 million, an increase of $16.9 million from September 30, 2013. Our cash, cash equivalents and available-for-sale securities totaled $57.1 million at June 30, 2014, a decrease of $1.0 million from $58.1 million at September 30, 2013, principally resulting from share repurchases of $12.5 million and capital expenditures of $1.2 million in the first nine months of fiscal 2014 offset by cash generated by continuing operations of $12.5 million.

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

On November 4, 2013, we entered into a three-year $20.0 million secured revolving credit facility. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based on the Company’s leverage ratio. No borrowings have been made on the credit facility and the Company is in compliance with all covenants, including a maximum leverage ratio and a minimum EBITDA amount.

The following table depicts our cash flows provided by operating activities from continuing operations:

	Nine Months Ended
	June 30,
(Dollars in thousands)	2014	2013
Net income	$9,687	$11,481
Loss (income) from discontinued operations	76	(635)
Depreciation and amortization	2,054	2,174
Stock-based compensation	3,043	1,983
Deferred tax	(98)	34
Net other operating activities	(1,287)	(1,079)
Net change in other operating assets and liabilities	(1,009)	(2,054)

Net cash provided by operating activities from continuing operations	$12,466	$11,904

Operating Activities. We generated cash flows from operating activities from continuing operations of $12.5 million and $11.9 million for the first nine months ended June 30, 2014 and 2013, respectively. The fiscal 2014 nine-month period increase compared with fiscal year 2013 reflected incremental cash generation of $0.9 million from accrued income taxes, accounts payable and accrued liability balances, $0.2 million from a reduction in prepaids and other assets and $0.1 million from a decrease in inventory partially offset by usage of cash flow of $0.2 million from accounts receivable and $0.5 million from adjustments to net income as noted in the table above.

Investing Activities. We invested $1.2 million in property and equipment in the first nine months of fiscal 2014, compared with $1.4 million in the prior-year period, primarily as a result of higher spending on building improvements in the 2013 period. We have invested $0.6 million in building improvements and $0.6 million in laboratory and production equipment in the nine months of fiscal 2014. We anticipate spending an additional $1.0 million to $1.3 million on building improvements and equipment purchases for the remainder of fiscal 2014 which would result in a full year increase when compared with our fiscal 2013 investment of $1.9 million. Our sales of available-for-sale securities less the amounts reinvested in securities also provided cash of $25.3 million. We received cash of $0.7 million (contingent milestone payments associated with the sale of our ownership interest in Vessix Vascular) and $2.3 million (sale of shares of Vessix Vascular and OctoPlus) in the first nine months of fiscal 2014 and 2013, respectively. In the first nine months of fiscal 2014 and 2013, we invested cash associated with our discontinued operations of $0.2 million and $0.1 million, respectively.

Financing Activities. We used cash related to our financing activities of $12.9 million and $10.3 million in the first nine months of fiscal 2014 and 2013, respectively. In July 2013, our Board of Directors authorized the repurchase of up to $20.0 million of the Company’s outstanding common stock through open-market purchases, private transactions, block trades, accelerated share repurchase transactions, tender offers, or by any combination of such methods. During the first nine months of fiscal 2014, we repurchased 485,577 shares of common stock for $11.5 million at an average price of $23.77 per share. As of June 30, 2014, there was no remaining amount available for future share repurchases under the July 2013 repurchase authorization. We also used cash of $1.1 million in the first nine months of fiscal 2014 to purchase common stock to pay employee taxes resulting principally from issuance of common shares associated with our fiscal year 2011-2013 performance share program. In fiscal 2013, we used cash totaling $10.3 million to repurchase 405,290 shares at an average price of $25.47 under a repurchase authorization approved by our board of directors in January 2013.

We believe that our existing cash, cash equivalents and available-for-sale securities, which totaled $57.1 million as of June 30, 2014, together with cash flow from operations and our credit facility, will provide liquidity sufficient to meet the below-stated needs and fund our operations for the remainder of fiscal 2014. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms. Our anticipated liquidity needs for the remainder of fiscal 2014 may include, but are not limited to, the following: general capital expenditures in the range of $1.0 million to $1.3 million and obligations remaining after the Pharma Sale, including indemnification obligations of $2.5 million to Evonik related to contingent consideration payments from the acquisition of assets from PR Pharmaceuticals in November 2008.

Discontinued Operations. Our Pharmaceuticals discontinued operation used cash in operating activities of $0.2 million and $0.1 million in the first nine months of fiscal 2014 and 2013, respectively. Cash used in discontinued operations in fiscal 2014 related to payments made in connection with the resolution of the SRI litigation matter discussed in Footnote 17 to the financial statements included in this report, and payments of certain accounts payable balances. Cash used in discontinued operations in fiscal 2013 related to payments to settle the City of Birmingham job incentive obligation and other accrued liability payments partially offset by cash received from remaining accounts receivable balances. Cash generated by financing activities of $0.2 million and $0.1 million in the first nine months of fiscal 2014 and 2013, respectively, related to transfers of cash from the continuing operations of SurModics and consisted of cash used for the matters previously mentioned.

Customer Concentrations. Our licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic, Inc. (“Medtronic”) was our largest customer comprising 19% of total revenue for fiscal 2013 and remains at this level for the first nine months of fiscal 2014. Medtronic has several separately licensed products that generate royalty revenue for SurModics, none of which represented more than 7% of SurModics’ total revenue. No other individual customer using licensed technology constitutes more than 10% of SurModics’ total revenue.

Off-Balance Sheet Arrangements

As of June 30, 2014, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning our growth strategy, including our ability to sign new license agreements, broaden our hydrophilic coatings royalty revenue and convert our customers using early generation technology to one of our advanced generation technologies, product development programs, various milestone achievements, research and development expenses, increased legal expenses within selling, general and administrative expenses, future cash flow and sources of funding, short-term liquidity requirements, future property and equipment investment levels, the impact of potential lawsuits or claims, and the impact of Medtronic, as well as other significant customers, including new diagnostic kit customers. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent the Company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from our forward-looking statements, such factors include, among others:

•	our reliance on a small number of significant customers, which causes our financial results and stock price to be subject to factors affecting those significant customers and their products, the timing of market introduction of their or competing products, product safety or efficacy concerns and intellectual property litigation could adversely affect our growth strategy and the royalty revenue we derive;

•	general economic conditions which are beyond our control, such as the impact of recession, business investment and changes in consumer confidence;

•	a decrease in our available cash or the value of our investment holdings could impact short-term liquidity requirements and expected capital and other expenditures;

•	the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or U.S. Food and Drug Administration marketing clearances or approvals, which may result in lost market opportunities or postpone or preclude product commercialization by licensees;

•	the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors as well as our ability to perform successfully certain product development activities, the related R&D expense impact and governmental and regulatory compliance activities which we have not previously undertaken in any significant manner;

•	our ability to successfully convert our customers from an early generation of our Photolink® hydrophilic technology protected by a family of patents expected to expire in November 2015 (in the U.S.) and October 2016 (in certain other countries) to one of our advanced generation technologies; and

•	other factors described in “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which you are encouraged to read carefully.

Many of these factors are outside the control and knowledge of us, and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon our forward-looking statements and to consult any further disclosures by us on this subject in its filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of U.S. government and government agency obligations, agency and commercial mortgage-backed securities and investment-grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $0.3 million decrease in the fair value of our available-for-sale securities as of June 30, 2014, but would have no material impact on the results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2014. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures, as designed and implemented, are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Except as described in Footnote 17 to the financial statements included in this report, there were no material developments in the legal proceedings previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2014, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
4/1/14 — 4/30/14	19,436	$22.74	0	$8
5/1/14 — 5/31/14	0	N/A	0	$8
6/1/14 — 6/30/14	0	N/A	0	$8

Total	19,436	$22.74	0	$8

(1)	The purchases in this column were repurchased by the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called “stock swap exercises” related to the exercise of employee stock options.
(2)	On July 29, 2013, our Board of Directors authorized the repurchase of up to $20.0 million of our outstanding common stock. Through June 30, 2014, we have repurchased 875,930 shares at an average price of $22.83 under the July 2013 authorization. As of June 30, 2014, no amounts were available for repurchases under the July 2013 authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1	Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 filed on July 31, 2014, SEC File No. 333-197757.

3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 – incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q for SurModics, Inc. for the quarterly period ended June 30, 2014, filed on August 1, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 1, 2014	SurModics, Inc.

	By:	/s/ Andrew D.C. LaFrence
Andrew D.C. LaFrence
Vice President of Finance and Chief Financial Officer
(duly authorized signatory and principal financial officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2014

SURMODICS, INC.

Exhibit	Description

3.1	Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 filed on July 31, 2014, SEC File No. 333-197757.

3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 – incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith