Form 10-K
period 2014-09-30
SURMODICS INC
filed 2014-12-05
CIK 924717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the Common Stock held by shareholders other than officers, directors or holders of more than 5% of the outstanding stock of the registrant as of March 31, 2014 was approximately $235 million (based upon the closing sale price of the registrant’s Common Stock on such date).

The number of shares of the registrant’s Common Stock outstanding as of December 1, 2014 was 12,857,743.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2015 Annual Meeting of Shareholders are incorporated by reference into Part III.

Forward-Looking Statements

Certain statements contained in this Form 10-K, or in other reports of the Company and other written and oral statements made from time to time by the Company, do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. The Company’s forward-looking statements generally relate to its growth strategy, financial prospects, product development programs, sales efforts, and the impact of significant customer agreements, including its agreement with Medtronic, Inc. (“Medtronic”). You should carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement. Investors are advised not to place undue reliance upon the Company’s forward-looking statements and to consult any further disclosures by the Company on such topics in this and other filings with the United States Securities and Exchange Commission (“SEC”). Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A “Risk Factors” below.

PART I

ITEM 1.	BUSINESS.

Overview — General

SurModics, Inc. and subsidiaries (referred to as “SurModics,” “the Company,” “we,” “us,” “our” and other like terms) is a leading provider of surface modification and in vitro diagnostic technologies to the healthcare industry.

Our mission is to exceed our customers’ expectations and enhance the well-being of patients by providing the world’s foremost, innovative surface modification technologies and in vitro diagnostic component products and technologies. We currently function in two business units that partner with many of the world’s leading and emerging medical device, diagnostic and life science companies to develop and commercialize innovative products designed to improve patient diagnosis and treatment. Our core offerings in our Medical Device business unit include surface modification coating technologies that impart lubricity, prohealing or biocompatibility characteristics, or drug delivery capabilities. Our In Vitro Diagnostics business unit provides components for in vitro diagnostic test kits and microarrays. Our strategy is to build on our product and technical leadership in our core fields of surface modification technologies and in vitro diagnostic products, and expand our core technologies to provide us with opportunities for longer term sustained growth.

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

The information below provides an overview of the principal products and services and principal markets for each of our two business units. For more information regarding domestic and foreign revenue and revenue by our business units, also known as our operating segments, for each of our last three fiscal years, see Note 13 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The discussion of other aspects of our business including research and development, intellectual property, marketing and sales, future acquisition strategy, significant customers, competition, manufacturing, government regulation and our employees applies to our business in general and we describe material segment information within these sections where relevant.

Medical Device Business Unit

Our surface modification technologies are utilized by our customers to enhance the characteristics of the surfaces of devices and biological materials (e.g., lubricity or hemocompatibility). For example, our patented PhotoLink® surface modification technology enhances the maneuverability of minimally invasive devices (e.g., dilatation catheters and guidewires) within the body by improving the lubricity of the device surface.

Additionally, our surface modification technologies can create new functions for the surfaces of the devices. For example, our patented drug delivery technologies can create new device capabilities by enabling site-

specific, extended release drug delivery in cases where devices (e.g., stents or balloon catheters) are themselves necessary to treat a medical condition and in cases where devices serve only as a vehicle to deliver a drug (e.g., ophthalmology).

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

Overview of SurModics’ Surface Modification and Device Drug Delivery Technologies

We believe SurModics is positioned to exploit the continuing trend of incorporating surface modification and device drug delivery technologies into the design of products such as devices and drugs, potentially leading to more efficient and effective products as well as creating entirely new product applications. We have a growing portfolio of proprietary technologies, market expertise and insight, and unique collaborative research and development capabilities; all key ingredients to bring innovation together for the benefit of patients, us, and the healthcare industry.

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

Our proprietary PhotoLink reagents can be applied to a variety of substrates. The coating formulations are easily applied to the material surface by a variety of methods including, but not limited to, dipping, spraying, roll coating or ink jetting. We continue to expand our portfolio of proprietary reagents for use by our customers. These reagents enable our customers to develop novel surface features for their devices, satisfying the expanding requirements of the healthcare industry. We are also continually working to expand the list of materials that are compatible with our surface modification and device drug delivery reagents. Additionally, we develop coating processes and coating equipment to meet the device quality, manufacturing throughput and cost requirements of our customers.

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

A long-standing challenge for the medical device industry has been the availability of device coatings that offer both excellent lubricity and lower particulates. The properties that make coatings more lubricious — absorbing and exuding water — also can make them more susceptible to generating particulates. In January 2013, we launched our SereneTM hydrophilic coating platform that optimizes lubricity and durability while significantly reducing particulates. This next-generation coating has demonstrated excellent lubricity on a wide range of substrates, and has been used on FDA-cleared coronary, peripheral and structural heart devices. Serene coatings are applied using our PhotoLink process.

Our device drug delivery coating technologies allow therapeutic drugs to be incorporated within our proprietary polymer matrices to provide controlled, site-specific release of the drug into the surrounding environment. The release of the drug can be tuned to elute quickly (within minutes to a few days) or slowly (ranging from several months to over a year), illustrating the wide range of release profiles that can be achieved with our coating systems. On a wide range of devices, drug-eluting coatings can help improve device performance, increase patient safety and enable innovative new treatments. Examples of short term use drug delivery devices would include drug coated balloons and examples of longer term drug delivery devices would include drug-eluting stents. We work with companies in the medical device and biotechnology industries to develop specialized coatings that allow for the controlled release of drugs from device surfaces. We see at least three primary areas with strong future potential: (1) improving the function of a device which itself is necessary to treat the medical condition; (2) enabling drug delivery in cases where the device serves only as a vehicle to deliver a drug to a specific site in the body; and (3) enhancing the biocompatibility of a medical device to ensure that it continues to function over a long period of time.

We offer customers several distinct polymer families for site-specific drug delivery. Our BravoTM Drug Delivery Polymer Matrix (“Bravo”) is a durable coating and has been used in a variety of applications. In addition, we offer several biodegradable polymer technologies such as the SynBiosys platform that can be used for drug delivery applications. The SynBiosys platform has similar drug loading and drug release variability capabilities as the Bravo matrix, and offers the added feature where polymer coating matrix can fully biodegrade after releasing the drug (degradable from several months to over a year). Because some biodegradable polymers can deliver proteins and other large molecule therapeutic agents, they have the potential to expand the breadth of drug delivery applications we can pursue. Biodegradable polymers can be combined with one or more drugs and applied to a medical device where the drug can then be released as the polymer degrades in the body over time.

In the fourth quarter of fiscal 2014, we froze the design of our SurVeil™ paclitaxel drug coated balloon product designed to treat peripheral arterial disease. SurVeil is a development stage drug coated balloon product and is currently not approved for sale in any country. We plan to initiate a preclinical study under good laboratory practice (“GLP”) and a first-in-human study using the SurVeil drug coated balloon product in fiscal 2015.

Clinical Benefits

•

Device Drug Delivery.    We provide drug delivery polymer technology to enable controlled, site-specific or systemic delivery of therapeutic agents. Our proprietary polymer reagents create matrices that serve as reservoirs for therapeutic drugs. The drugs can then be released on a controlled basis over days, weeks or months. For instance, when a drug-eluting stent is implanted into a patient, the drug releases from the surface of the stent into the blood vessel wall where it can act to inhibit unwanted tissue growth, thereby reducing the occurrence of re-closure of the vessel which is known as restenosis.

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

•

Prohealing.    Biologically based extracellular matrix (“ECM”) protein coatings for use in various applications are designed to improve and accelerate the healing of the tissue at or near the implant site through nature’s own healing mechanisms following procedures involving implantable medical devices. Certain ECM proteins, such as collagen and laminin, specifically stimulate the migration and proliferation of endothelial cells (cells that line blood vessels) to promote healing. By covalently attaching the appropriate ECM proteins to device surfaces utilizing the PhotoLink coating process, the biomimetic surface can signal endothelial cells in the blood and vascular wall to form a stable endothelial lining over the implant. We believe these prohealing coatings could help prevent late stent thrombosis (the formation of a clot on the stent 30 days to one year after implant).

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

Drug/biologics delivery: vascular stents, catheters, drug coated balloons

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

We generate the largest portion of our revenue through licensing arrangements. Royalties and license fees represented 52.7%, 53.0% and 52.9% of our total revenue in fiscal 2014, 2013 and 2012, respectively. Greater than 96% of our royalties and license fees revenue in this three year period were generated from hydrophilic coating licenses. Revenue from these licensing arrangements typically includes license fees and milestone payments, minimum royalties, and royalties based on a percentage of licensees’ product sales. We also generate revenue from sales of reagent chemicals to licensees for use in their coating processes.

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

As of September 30, 2014, we had over 100 licensed product classes (customer products utilizing SurModics technology) already on the market generating royalties and greater than 100 customer product classes incorporating our technology in various stages of pre-commercialization. We signed 16, 17 and 17 new licenses in fiscal 2014, 2013 and 2012, respectively. Our Serene platform was licensed to multiple companies during fiscal 2014 and 2013.

Under our agreements with our customers, the responsibility for securing regulatory approval for, and ultimately commercializing these products rests with our customers. Our reliance on our customers in this regard and the potential risks to our operations as a result are discussed in Item 1A “Risk Factors” of this Form 10-K. Moreover, we are often contractually obligated to keep the details concerning our customers’ research and development efforts (including the timing of expected regulatory filings, approvals and market introductions)

confidential. As a result of the significant uncertainty inherent in product development and regulatory approval processes, the expected timing for regulatory approval and commercialization for the product classes pending regulatory approval is uncertain.

Under most of our licensing agreements, we are required to keep the identity of our customers confidential unless they approve of such disclosure. Some of our licensed customers who allow the use of their name are: Abbott Laboratories (“Abbott”), Boston Scientific Corporation (“Boston Scientific”), Cook Medical, Cordis Corporation (a subsidiary of Johnson & Johnson) (“Cordis”), Edwards Lifesciences Corporation, Evalve, Inc. (a subsidiary of Abbott), Elixir Medical Corporation, ev3 Inc. (a subsidiary of Covidien PLC), Medtronic, OrbusNeich Medical, Inc., Spectranetics Corporation and St. Jude Medical, Inc.

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

The sales cycle for our IVD products generally begins when an IVD company initiates the process to develop a new IVD test or improve a current IVD test. As development of the IVD begins, an IVD company will look to source the critical components of the test with reagents it produces internally or with reagents from a supplier of critical IVD test components such as SurModics.

As IVD tests are developed and various reagents are tested, an IVD company will generally seek to optimize the sensitivity (reduction of false negatives), specificity (reduction of false positives), speed (time from sample to results), convenience (ideally as few steps as possible) and cost effectiveness of the test.

The time from when an IVD company initiates the development of an IVD test to achieving regulatory approval (e.g., PMA) or clearance of the test (e.g., 510k) can vary greatly, and depends on several factors. These factors include the disease state of the test, the relative complexity of the test, whether the test is being used as a companion diagnostic, among other factors. Upon regulatory approval or clearance of the test, the IVD test company will launch the test into the marketplace. Once launched, it may take several years for an IVD test to achieve peak market share. As such, revenue for SurModics reagents will vary based on the commercial success of the newly launched IVD test.

Overview of IVD Products

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

Recombinant Human Antigens. We are the exclusive North American distributor (and non-exclusive distributor in Japan) of DIARECT AG’s line of recombinant autoimmune and infectious disease antigens. Because of the lack of high-quality antigens from natural sources, DIARECT produces these proteins and other components using recombinant technology.

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

As medical products become more sophisticated and complex and as competition increases, we believe the need for surface modification and device drug delivery will continue to grow. We intend to continue our development efforts to expand our surface modification and device drug delivery technologies to provide additional optimized properties to meet these needs across multiple medical markets. In addition, we are expanding our surface modification and device drug delivery technology expertise to capture more of the final product value. We are doing this by, in selected cases, developing or acquiring technologies or devices to develop from feasibility stage up to and including animal and human clinical testing stage. For example, we spent considerable development and preclinical efforts in the past three years developing a drug coated balloon product. In fiscal 2014, we froze the design of our SurVeil paclitaxel drug coated balloon product for use in the superficial femoral and popliteal arteries. We plan to initiate GLP and first-in-human studies using the SurVeil drug coated balloon product in fiscal 2015. There can be no assurance that we will be successful in developing or acquiring additional technologies or devices, or that any such technology will be commercialized.

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

Our research and development efforts to grow our IVD business unit include identifying and addressing unmet needs that exist in the global IVD market place. Our pipeline of IVD products includes components for immunoassay and molecular diagnostic applications, such as, new protein stabilizers, detection technologies, accessory reagents and surface coatings that have the potential to add greater sensitivity, specificity, speed, convenience and lower cost for IVD test manufacturers. In July 2013, we launched StabilZyme® Protein-Free Stabilizer, the first high performance protein free stabilizer specially formulated to eliminate interference and cross-reactivity caused by protein. Our StabilZyme Protein-Free Stabilizer provides market leading performance with no cross-reactivity, allowing developers of IVD tests the confidence needed to maximize performance even in the most sensitive immunoassays. In June of 2014, we launched BioFX® Liquid NovaStop solution. This accessory reagent for ELISA tests delivers top performance and stability for IVD tests, and for the safety of lab personnel, is non-corrosive to skin and eyes. In July of 2014, we launched StabilZyme Protein Free AP Stabilizer. This new stabilizer eliminates protein-related interference and cross-reactivity for assays that utilize alkaline phosphatase and offers excellent performance. The retained activity of StabilZyme Protein-Free AP Stabilizer is comparable to its protein-containing counterpart — StabilZyme AP Conjugate Stabilizer — and superior to other protein-free/BSA-free stabilizers on the market.

In fiscal 2014, 2013 and 2012, our R&D expenses were $15.6 million, $15.1 million and $14.1 million, respectively. We intend to continue investing in R&D to advance our surface modification, device drug delivery and in vitro diagnostic technologies and to expand uses for our technology platforms. We anticipate an increase of approximately 5% to 7% in R&D expenses in fiscal 2015 primarily related to our drug coated balloon activities. In addition, we continue to pursue access to products and technologies developed outside the Company as appropriate to complement our internal R&D efforts.

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

We protect our extensive portfolio of technologies through filing and maintaining patent rights covering a variety of coatings, drug delivery methods, reagents, and formulations, as well as particular clinical device applications. During fiscal 2014, SurModics filed 19 original U.S. patent applications, as well as nine international patent applications, expanding the portfolio protection around our current technologies as well as enabling pursuit of new technology concepts, innovations and directions. As of September 30, 2014, SurModics had 91 pending U.S. patent applications, two of which were exclusively licensed from others, and 134 foreign patent applications, of which one was exclusively licensed from others. Likewise, as of the same date, SurModics owned 152 issued U.S. patents, 18 of which were exclusively licensed from others, and 257 international patents, of which 23 were exclusively licensed from others.

We have licensed our PhotoLink hydrophilic technology on a non-exclusive basis to a number of our customers for use in a variety of medical device surface applications, including those described above. In particular, we have 16 issued U.S. patents, seven pending U.S. patent applications, 28 issued international patents, and 24 pending international patent applications protecting various aspects of these technologies, including compositions, methods of manufacture and methods of coating devices. The expiration dates for these patents and anticipated expiration dates of the patent applications range from 2015 to 2033. Moreover, these patents and patent applications represent distinct families, with each family generally covering a successive generation of the technology, including improvements that enhance coating performance, manufacturability, or other important features desired by our customers. Among these, an early generation of our PhotoLink technology is protected by a family of patents that expire in November 2015 (in the U.S.) and October 2016 (in certain other countries). The royalty revenue associated with this early generation technology which has not yet converted, or that is not in the process of converting, to one of our advanced generation technologies was approximately 19% of our fiscal 2014 revenue. As noted above in “Licensing Arrangements,” the royalty obligation in our typical license agreement is generally for a specified number of years or the life of our patents, whichever is longer. In cases where the royalty obligation extends beyond the life of the applicable patent, it is because the license also includes rights to our know-how or other proprietary rights, in which case, the royalty rate is also reduced. Under these circumstances, the royalty obligation will continue at a reduced royalty rate for a specified number of years, as determined based on the specific terms and conditions of the applicable customer agreement, the date on which the customer’s product was first sold, and other factors. In recent years, we have successfully converted a number of our customer’s products utilizing this early generation technology to one of our advanced generation technologies. While we are actively seeking to convert our customers to one of our advanced generations of our hydrophilic coating technology, such as Serene, and have been successful in several situations in fiscal 2014 and 2013, there can be no assurance that we will be highly successful in doing so, or that those customers that have converted, or will convert, will sell products utilizing our technology which will generate earned royalty revenue for us.

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

Marketing and Sales

We market our technologies and products throughout the world using a direct sales force consisting of dedicated sales professionals who focus on specific markets and companies. These sales professionals work in concert with business unit personnel to coordinate customer activities. The specialization of our sales professionals fosters an in-depth knowledge of the issues faced by our customers within these markets such as industry trends, technology changes, biomaterial changes and the regulatory environment. With respect to our diagnostics products, we also enter into sales and marketing relationships with third parties to distribute those products around the world. We also offer those products for sale through our website. See Note 13 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for information regarding domestic and foreign revenue.

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

We also offer ongoing customer service and technical support to our customers and licensees. This service and support may begin with a feasibility study, and also may include additional services such as assistance in the transfer of the technology to the licensee, further optimization, process control and troubleshooting, preparation of product for clinical studies, and assistance with regulatory submissions for product approval. Some of these services are billable to customers, mainly feasibility and optimization activities.

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

Significant Customers

Revenue from Medtronic represented approximately 19% of our consolidated revenue for the year ended September 30, 2014 and was generated from multiple products and fields of use. On June 15, 2014, Medtronic and Covidien PLC (“Covidien”) announced that they had entered into an agreement under which Medtronic would acquire Covidien. This transaction is expected to close in early 2015. If the transaction is successfully consummated, our revenue from the combined Medtronic/Covidien entity, on a post-merger basis, would represent a higher concentration of our future consolidated revenue. No other customer provided more than 10% of our consolidated revenue in fiscal 2014. There are no customers, other than the combined Medtronic and Covidien entity with respect to our Medical Device business unit, that if lost would have a material adverse effect on either of our segments.

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

Because a significant portion of our revenue depends on the receipt of royalties based on sales of medical devices incorporating our technologies, we are also affected by competition within the markets for such devices. We believe that the intense competition within the medical device market creates opportunities for our tech-

nologies as medical device manufacturers seek to differentiate their products through new enhancements or to remain competitive with enhancements offered by other manufacturers. Because we typically seek to license our technologies on a non-exclusive basis, we may further benefit from competition within the medical device markets by offering our technologies to multiple competing manufacturers of a device. However, competition in the medical device market could also have an adverse effect on us. While we seek to license our products to established manufacturers, in certain cases our licensees may compete directly with larger, dominant manufacturers with extensive product lines and greater sales, marketing and distribution capabilities. We also are unable to control other factors that may impact commercialization of coated devices or drug products, such as regulatory approval, marketing and sales efforts of our licensees or competitive pricing pressures within the particular market. There can be no assurance that products employing our technologies will be successfully commercialized by our licensees or that such licensees will otherwise be able to compete effectively.

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

Manufacturing

We manufacture our surface modification and drug delivery reagents, and our IVD products in our Eden Prairie, Minnesota facility. In certain limited circumstances, we also provide manufacturing services for our customers, including, for example, coating their medical devices that are intended for pre-clinical and clinical development (including human clinical trials), and products that are sold for commercial use by our customers.

We attempt to maintain multiple sources of supply for the key raw materials used to manufacture our products. We do, however, purchase some raw materials from single sources, but we believe that additional sources of supply are readily available. Further, to the extent additional sources of supply are not readily available, we believe that we could manufacture such raw materials.

We follow quality management procedures in accordance with applicable regulations and guidance for the development and manufacture of materials and device, biotechnology or combination products that support clinical trials and commercialization. In an effort to better meet our customers’ needs in this area, our Eden Prairie, Minnesota facility most recently received ISO 13485:2003/NS-EN13485:2012 and ISO 9001:2008 recertification in fiscal 2014.

Government Regulation

Although our surface modification and device drug delivery technologies themselves are not directly regulated by the U.S. FDA, the medical devices, IVD and biotechnology products incorporating our technologies are required to undergo long, expensive and uncertain regulatory review processes that are governed by the U.S. Food and Drug Administration (“FDA”) and other international regulatory authorities. New medical devices utilizing our technologies can only be marketed in the U.S. after a 510(k) application has been cleared or a pre-market approval application (“PMA”) has been approved by the FDA. This process can take anywhere from several months (e.g., for medical device products seeking regulatory approval under the 510(k) approval process) to several years (e.g., for medical device products seeking regulatory approval under the PMA approval process). The burden of securing regulatory approval typically rests with our customers as the medical device manufacturers. During fiscal 2014, SurModics had multiple customers obtain regulatory clearance with our Serene coating platform.

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

Our SurVeil drug coated balloon product is a development stage product designed to treat peripheral arterial disease. SurVeil is currently not approved for sale in any country. Prior to gaining marketing approval for this product, we will be required to conduct human clinical trials which, if undertaken in the United States, would follow the PMA approval process.

Employees

As of December 1, 2014, we had 120 employees. We are not a party to any collective bargaining agreements.

We believe that our future success will depend in part on our ability to attract and retain qualified technical, management and marketing personnel. Such experienced personnel are in high demand, and we must compete for their services with other companies that may be able to offer more favorable compensation packages or benefits.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of December 5, 2014, the names, ages and positions of the Company’s executive officers are as follows:

Name	Age	Position
Gary R. Maharaj	51	President and Chief Executive Officer
Timothy J. Arens	47	Vice President of Corporate Development and Strategy
Andrew D. C. LaFrence	51	Vice President of Finance and Chief Financial Officer
Charles W. Olson	50	Senior Vice President and General Manager, Medical Device
Bryan K. Phillips	43	Senior Vice President, Legal and Human Resources, General Counsel and Secretary
Joseph J. Stich	49	Vice President and General Manager, In Vitro Diagnostics

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

Joseph J. Stich joined the Company in March 2010 as Vice President of Corporate Development and Strategy. In August 2011, he became Vice President, Business Operations and General Manager, In Vitro Diagnostics and in September 2013 his role was adjusted to Vice President and General Manager, In Vitro Diagnostics. Before joining SurModics, Mr. Stich was Vice President of Corporate Development for Abraxis BioScience, LLC, a biotechnology company focused on oncology therapeutics, from 2009 to 2010. Prior to joining Abraxis, he was a Vice President for MGI Pharma, Inc., a biopharmaceutical company, from 2005 to 2009. Mr. Stich’s prior experience also includes serving as President/COO of Pharmaceutical Corp. of America (a subsidiary of Publicis Healthcare Specialty Group), and positions of increasing responsibility in sales and marketing at Sanofi-Aventis Pharmaceuticals. He received a B.B.A. degree from the University of Wisconsin — Whitewater in 1988, and an M.B.A. degree from Rockhurst University in Kansas City, Missouri in 1996.

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

During periods of economic slowdown or recession such as the recent “Great Recession”, many of our customers may be forced to delay or terminate some of their product development plans. Because we rely on licensing and commercialization of our technology by third parties, we may be severely impacted by the decreasing R&D budgets of our customers. In addition, in an environment of decreasing R&D spending, sales of our In Vitro Diagnostics products may similarly suffer as a result of the decreased utilization of research-focused products. Any sustained period of decreased R&D spending by our customers and potential customers could adversely affect our financial position, liquidity and results of operations. We may also be affected by a reduction in the amount of products purchased by our diagnostic customers.

The decrease in available financing for our customers and for new ventures that could potentially become our customers can reduce our potential opportunities.

One of the consequences of the “Great Recession” economic slowdown and complexities in receiving regulatory approval has been a decrease in the availability of financing for both start-up and other developing ventures, which can impact our business in several ways. For example, some customers have been unable to obtain additional financing and were forced to cease their operations. Because our financial results depend substantially on the success of our customers in commercializing their products, a reduced ability by companies to take their products to market can substantially adversely affect our results of operations. In addition, the decrease in available financing has resulted in fewer start-up medical device and biotechnology companies than in prior years. To the extent that fewer new companies are started, the number of potential customers for our technologies will be smaller, and we may be unable to meet our business goals, which could substantially affect our financial performance.

The loss of, or significant reduction in business from, one or more of our major customers could significantly reduce our revenue, earnings or other operating results.

We have one customer that provided more than 10% of our revenue in fiscal 2014. Revenue from Medtronic represented approximately 19% of our total revenue for the fiscal year ended September 30, 2014 and was generated from multiple products and fields of use. On June 15, 2014, Medtronic and Covidien announced that they had entered into an agreement under which Medtronic would acquire Covidien. This transaction is expected to close in early 2015. If the transaction is successfully consummated, our revenue from the combined Medtronic/Covidien entity, on a post-merger basis, would represent a higher concentration of our future consolidated revenue. The loss of Medtronic or any of our largest customers, or reductions in business from them, could have a material adverse effect on our business, financial condition, results of operations, and cash flow. There can be no assurance that revenue from any customer will continue at their historical levels. If we cannot broaden our customer base, we will continue to depend on a small number of customers for a significant portion of our revenue.

The long-term success of our business may suffer if we are unable to expand our licensing base to reduce our reliance upon several major customers.

A significant portion of our revenue is derived from a relatively small number of customers. We intend to continue pursuing a strategy of licensing our technologies to a diversified base of medical device and other customers, thereby expanding the commercialization opportunities for our technologies. A significant portion of our revenue is derived from customer devices used in connection with procedures in cardiovascular, peripheral vascular and other applications. As a result, our business is susceptible to adverse trends in procedures. Further, we may also be subject to adverse trends in specific markets such as the cardiovascular industry, including declines in procedures using our customers’ products as well as declines in average selling prices from which we earn royalties. Our success will depend, in part, on our ability to attract new licensees, to enter into agreements for additional applications with existing licensees and to develop technologies for use in applications outside of cardiovascular. There can be no assurance that we will be able to identify, develop and adapt our technologies for new applications in a timely and cost-effective manner; that new license agreements will be executed on terms favorable to us; that new applications will be accepted by customers in our target markets; or that products incorporating newly licensed technology, including new applications, will gain regulatory approval, be commercialized or gain market acceptance. Delays or failures in these efforts could have an adverse effect on our business, financial condition and results of operations.

Surface modification and device drug delivery are competitive markets and carry the risk of technological obsolescence and we face increased competition in our In Vitro Diagnostics segment.

We operate in a competitive and evolving field, and new developments are expected to continue at a rapid pace. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products in the field of surface modification and device drug delivery. Our surface modification and device drug delivery technologies compete with technologies developed by a number of other companies. In addition, many medical device manufacturers have developed, or are engaged in efforts to develop, drug delivery or surface modification technologies for use on their own products. Further, in fiscal 2014, we have faced increased competition in our In Vitro Diagnostics segment related to our BioFX product offerings. Some of our existing and potential competitors (especially medical device manufacturers pursuing coating solutions through their own R&D efforts) have greater financial and technical resources and production and marketing capabilities than us. Competitors may succeed in developing competing technologies or obtaining governmental approval for products before us. Products incorporating our competitors’ technologies may gain market acceptance more rapidly than products using ours. Developments by competitors may render our existing and potential products uncompetitive or obsolete. Furthermore, there can be no assurance that new products or technologies developed by others, or the emergence of new industry standards, will not render our products or technologies or licensees’ products incorporating our technologies uncompetitive or obsolete. Any new technologies that make our drug delivery, surface modification or In Vitro Diagnostics technologies less competitive or obsolete would have a material adverse effect on our business, financial condition and results of operations.

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

We have recorded a significant amount of goodwill and intangible assets on our balance sheet in connection with previous acquisitions. As of September 30, 2014, we had $8.6 million of goodwill and an indefinite-lived trademark intangible asset on our consolidated balance sheets related to our IVD business unit. As required by the accounting guidance for non-amortizing intangible assets, we evaluate at least annually the potential impairment of the goodwill and trademark. Testing for impairment of non-amortizing intangible assets involves the determination of the fair value of our reporting units. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. We also evaluate other assets on our balance sheet, including strategic investments and intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the assets may be based on fair value appraisals or discounted cash flow models using various inputs. Future impairment of the goodwill or other assets on our balance sheets could materially adversely affect our results of operations.

Research and development costs may adversely affect our operating results.

The success of our business depends on a number of factors, including our continued research and development of new technologies for future commercialization. In recent years, we have spent considerable development and preclinical efforts developing our drug coated balloon platform. In fiscal 2014, we completed significant preclinical testing of this platform, conducted additional related development activities and froze the design of our SurVeil drug coated balloon product for superficial femoral and popliteal artery applications. In fiscal 2015, we plan to initiate GLP and first-in-human studies using the SurVeil drug coated balloon product to evaluate the safety and efficacy of the balloon which may result in significant cost to us. In researching and developing such new technologies, we may incur significant expenses that may adversely affect our operating results, including our profitability. Additionally, these activities are subject to risks of failure that are inherent in the development of new medical technologies. There can be no assurance that we will be successful in developing new technologies or devices, or that any such technology will be commercialized.

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

In addition in May 2014, the FASB issued new revenue recognition guidance for recognizing revenue from contracts with customers that provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance states that a Company should recognize revenue which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard also requires quantitative and qualitative disclosures about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Additionally it has provided guidance for transactions that were not previously addressed comprehensively, and improved guidance for multiple-element arrangements. This pronouncement is effective for the Company beginning in fiscal 2018 (October 1, 2017), early adoption is not permitted, and can be adopted by the Company either retrospectively (October 1, 2015) or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new accounting guidance will have on the Company’s results of operations, cash flows and financial position.

RISKS RELATING TO OUR OPERATIONS AND RELIANCE ON THIRD PARTIES

We rely on third parties to market, distribute and sell most products incorporating our technologies, and those third parties may not perform, or agreements with those parties could be terminated.

A principal element of our business strategy is to enter into licensing arrangements with medical device and other companies that manufacture products incorporating our technologies. For the fiscal years ended September 30, 2014, 2013 and 2012, we derived approximately 53% of our revenue in each year from royalties and license fees. Although we do market certain diagnostic products and reagents, we do not currently market, distribute or sell our own medical devices or diagnostic immunoassay or molecular tests, nor do we intend to do so in the foreseeable future. Thus, our prospects are greatly dependent on the receipt of royalties from licensees of our technologies. The amount and timing of such royalties are, in turn, dependent on the ability of our licensees to gain successful regulatory approval for, market and sell products incorporating our technologies.

Failure of certain licensees to gain regulatory approval or market acceptance for such products, all of which are outside of our control, could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on our customers to accurately report and make payments under our agreements with them.

We rely on our customers to determine whether the products that they sell are royalty-bearing and, if so, report and pay the amount of royalties owed to us under our agreements with them. The majority of our license agreements with our customers give us the right to audit their records to verify the accuracy of their reports to us. However, these audits can be expensive, time-consuming and possibly detrimental to our ongoing business relationships with our customers. While we have undertaken audits of certain of our customers in the past, we generally rely on the accuracy of the reports that they provide to us. To the extent these reports are inaccurate, the payments that we collect from our customers could be materially different than the amount actually owed, and the revenue that we recognize from these customers could be adversely affected.

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

If we are unable to convert our customers to our advanced generation of hydrophilic coating technology, our royalty revenue may decrease.

In our Medical Device business unit, we have licensed our PhotoLink hydrophilic technology to a number of our customers for use in a variety of medical device surface applications. We have several U.S. and international issued patents and pending international patent applications protecting various aspects of these technologies, including compositions, methods of manufacture and methods of coating devices. The expiration dates for these patents and the anticipated expiration dates of the patent applications range from 2015 to 2033. These patents and patent applications represent distinct families, with each family generally covering a successive generation of the technology, including improvements that enhance coating performance, manufacturability, or other important features desired by our customers. Among these, our third generation of PhotoLink hydrophilic technology is protected by a family of patents that are expected to expire in November 2015 (in the U.S.) and October 2016 (in certain other countries).

The royalty revenue associated with the third generation technology that has not yet converted, or that is not in the process of converting, to one of our advanced generation technologies comprised approximately 19% of our fiscal 2014 revenue. A majority of the customer products utilizing this early generation technology (representing approximately 14% of our fiscal 2014 revenue) will continue to generate royalty revenue at a reduced royalty rate beyond the expiration of these patents. The royalty obligation for these customer products extends beyond the expiration of these patents because the license also includes rights to our know-how or other proprietary rights. Under these circumstances, the royalty obligation will continue at a reduced royalty rate for a specified number of years, as determined based on the specific terms and conditions of the applicable customer agreement, the date on which the customer’s commercial product was first sold, and other factors.

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

RISKS RELATING TO CLINICAL AND REGULATORY MATTERS

We may need to invest in human clinical trials involving our drug coated balloon platform.

During fiscal 2015, we expect to continue the preclinical testing of our drug coated balloon platform as well as commence a first in-human clinical study to evaluate the safety and efficacy of the platform. Our ability to monetize successfully the platform may depend on the success of any clinical trial that we may initiate. Difficulties in connection with the clinical evaluation of our drug coated balloon platform may prevent or delay us or a partner from obtaining necessary regulatory approvals and threaten our ability to timely or cost-effectively commercialize the platform, if at all.

The development of new products and enhancement of existing products requires significant research and development, clinical trials and regulatory approvals, all of which may be very expensive and time-consuming and may not result in commercially viable products.

The development of new products and enhancement of existing products requires significant investment in research and development, clinical trials and regulatory approvals. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we are unable to develop and launch new products and enhanced products, our ability to maintain or expand our market position in the markets in which we participate may be materially adversely impacted. A delay in the development or approval of new products and technologies may also adversely impact the contribution of these technologies to our future growth.

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

There can be no assurance that our licensees will be able to obtain regulatory approval for their products on a timely basis, if at all. Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. In addition, product approval could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. In addition, we are often contractually obligated to keep the details concerning our customers’ research and development efforts (including the timing of expected regulatory filings, approvals and market introductions) confidential. Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of products incorporating our technologies or subject us to additional regulation. Failure or delay of our licensees in obtaining FDA and other necessary regulatory approval or clearance, or the loss of previously obtained approvals, could have a material adverse effect on our business, financial condition and results of operations.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile, in large part attributable to developments and circumstances related to factors identified in “Forward-Looking Statements” and “Risk Factors.” The market value of shares of our common stock may rise or fall sharply at any time because of this volatility, as a result of sales executed by significant holders of our stock, and also because of short positions taken by investors from time to time in our stock. In the fiscal year ended September 30, 2014, the sale price for our common stock ranged from $18.01 to $25.99 per share. The market prices for securities of medical technology, drug delivery and biotechnology companies historically have been highly volatile, and the market has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies.

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

See the discussion of “Litigation” and the “SRI Litigation” in Note 12 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Fiscal Quarter Ended:	High	Low
September 30, 2014	$22.55	$18.01
June 30, 2014	23.97	19.60
March 31, 2014	25.99	21.91
December 31, 2013	25.41	21.27
September 30, 2013	24.95	19.55
June 30, 2013	27.98	19.24
March 31, 2013	27.50	22.76
December 31, 2012	22.42	17.36

Our transfer agent is:

American Stock Transfer & Trust Company

59 Maiden Lane, Plaza Level

New York, New York 10038

(800) 937-5449

According to the records of our transfer agent, as of December 2, 2014, there were 149 holders of record of our common stock and approximately 4,400 beneficial owners of shares registered in nominee or street name.

To date, SurModics has not paid or declared any cash dividends on its common stock. The declaration and payment by SurModics of future dividends, if any, on its common stock will be at the sole discretion of the Board of Directors and will depend on SurModics’ continued earnings, financial condition, capital requirements and other factors that the Board of Directors deems relevant.

There were no purchases of common stock of the Company made during the three months ended September 30, 2014, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

On November 5, 2014, after the end of our fiscal year ended September 30, 2014, the Company’s Board of Directors authorized it to repurchase up to $30 million of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The share repurchase program does not have a fixed expiration date.

On November 11, 2014, after the end of our fiscal year ended September 30, 2014, the Company entered into an accelerated share repurchase program with Wells Fargo Bank, National Association. In connection with the agreement, the Company made an initial $20.0 million payment to the bank and immediately received an initial delivery of 758,143 shares of its common stock with a fair value of $16.0 million as of the purchase date. Effective as of the date of the initial share purchase, the transaction was accounted for as a share retirement, resulting in a reduction of common stock, additional paid-in capital, and retained earnings of less than $0.1 million, $2.7 million and $13.3 million, respectively. The remaining $4.0 million of the Company’s initial payment to the bank will be reported as a reduction in retained earnings. Based on the facts associated with the agreement, the forward contract is indexed to the Company’s common stock and meets the U.S. GAAP requirements to be classified as permanent equity. As long as the forward contract continues to meet the requirements to be classified as permanent equity, the Company will not record future changes in its fair value. The Company expects it will continue to meet those requirements through the settlement date.

Stock Performance Chart

As a result of a change in the total return data made available to us through our third-party index provider and the discontinuation of this published information as of December 31, 2013, our stock performance charts going forward will use the NASDAQ US Benchmark Total Return Index as our broad equity market index and the NASDAQ Medical Supplies Index as our published industry index, each of which is a NASDAQ OMX Global Index. The following chart compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the NASDAQ US Benchmark Total Return and the NASDAQ Medical Supplies Index which are the new published indexes provided by NASDAQ OMX Global Indexes. In accordance with SEC rules and for transitional purposes, the chart also compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the NASDAQ US and NASDAQ Medical Indexes, the indexes we used in our stock performance chart in fiscal 2013, our immediately preceding fiscal year. As permitted by SEC guidance, the information provided below for the previously used indexes is provided only from September 30, 2009 to December 31, 2013, the last day the information was available from our third-party index provider. The comparisons assume $100 was invested on September 30, 2009 and assume reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

The data presented below as of September 30, 2014 and 2013 and for the fiscal years ended September 30, 2014, 2013 and 2012 is derived from our audited consolidated financial statements included elsewhere in this report. The balance sheet data as of September 30, 2012, 2011 and 2010 and other data for the fiscal year ended September 30, 2010 are derived from our audited consolidated financial statements after the effect of the immaterial restatement described in Note 2 below, and are not included in this report. The information set forth below should be read in conjunction with the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this report and our consolidated financial statements and related notes beginning on page F-1 and other financial information included in this report.

	Fiscal Year
	2014	2013	2012	2011	2010(2)
	(Dollars in thousands, except per share data)
Statement of Operations Data(1):
Total revenue	$57,439	$56,132	$51,928	$52,756	$54,488
Operating income from continuing operations	18,576	18,820	16,342	15,523	11,991
Income from continuing operations	12,207	14,579	10,129	10,925	1,649
(Loss) income from discontinued operations	(176)	588	102	(29,431)	(21,494)
Net income (loss)	12,031	15,167	10,231	(18,506)	(19,845)
Diluted income (loss) per share:
Continuing operations	$0.88	$0.99	$0.58	$0.63	$0.09
Discontinued operations	(0.01)	0.04	0.01	(1.69)	(1.24)
Net income (loss)	0.87	1.03	0.59	(1.06)	(1.14)
Balance Sheet Data:
Cash, short-term and long-term investments	$63,374	$58,104	$58,090	$68,197	$56,786
Total assets	104,889	101,923	104,319	158,026	171,523
Retained earnings	93,881	91,036	75,869	65,638	84,144
Total stockholders’ equity	98,751	93,817	94,988	140,852	155,603
Statement of Cash Flows Data(1):
Net cash provided by operating activities from continuing operations	$18,537	$17,781	$17,626	$22,900	$22,468

(1)	All periods have been restated to adjust for the classification of our Pharmaceuticals segment as discontinued operations.

(2)	The statement of operations data for fiscal 2010 and the balance sheet data for fiscal 2012, 2011 and 2010, were previously restated in fiscal 2013 because of an immaterial restatement to an other-than-temporary impairment charge adjustment regarding a strategic investment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

SurModics is a leading provider of surface modification and in vitro diagnostic technologies to the healthcare industry. In fiscal 2014, our business performance continued to be driven by growth from our Medical Device hydrophilic coatings royalty revenue, product sales and contract coating services included in research and development revenue. Our In Vitro Diagnostics segment realized decreased demand in the first six months of fiscal 2014 driven primarily by a shift in order patterns in the second quarter of fiscal 2014 by a few key customers who initiated inventory rebalancing programs, a slowdown in European sales, which continued throughout the remainder of the fiscal year, and recent increased competition related to our BioFX product offerings.

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

We derive our revenue from three primary sources: (1) royalties and license fees from licensing our proprietary surface modification and device drug delivery technologies and in vitro diagnostic formats to customers; the vast majority (typically in excess of 90%) of revenue in the “royalties and license fees” category is in the form of royalties; (2) the sale of reagent chemicals to licensees and the sale of stabilization products, antigens, substrates and surface coatings on microarray slides to the diagnostic and biomedical research markets; and (3) research and commercial development fees generated on customer projects. Revenue fluctuates from quarter to quarter depending on, among other factors: our customers’ success in selling products incorporating our technologies; the timing of introductions of licensed products by our customers; the timing of introductions of products that compete with our customers’ products; the number and activity level associated with customer development projects; the number and terms of new license agreements that are finalized; and the value of reagent chemicals and other products sold to our customers.

We have several U.S. and international issued patents and pending international patent applications protecting various aspects of these technologies, including compositions, methods of manufacture and methods of coating devices. The expiration dates for these patents and the anticipated expiration dates of the patent applications range from 2015 to 2033. Among these, the third generation of our PhotoLink hydrophilic technology is protected by a family of patents that are expected to expire in November 2015 (in the U.S.) and October 2016 (in certain other countries). The royalty revenue associated with our third generation technology that has not yet converted, or that is not in the process of converting, to one of our advanced generation technologies was approximately 19% of our fiscal 2014 revenue. A majority of the customer products utilizing this early generation technology (representing approximately 14% of our fiscal 2014 revenue) will continue to generate royalty revenue at a reduced royalty rate beyond the expiration of these patents. The royalty obligation for these customer products extends beyond the expiration of these patents because the license also includes rights to our know-how or other proprietary rights. While we are actively seeking to convert our customers to one of our advanced generations of our hydrophilic coating technology, there can be no assurance that we will be successful in doing so, or that those customers that have converted, or will convert, will sell products utilizing our technology which will generate earned royalty revenue for us.

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

Our internal R&D activities are engaged in the exploration, discovery and application of technologies that solve meaningful problems in the diagnosis and treatment of disease. Our key R&D activities include efforts that support and expand our core offerings. These efforts include completing activities that support the development of our coating technologies that enhance drug coated balloons. In addition, in fiscal 2014 we launched new in vitro diagnostic products including a non-corrosive, non-hazardous stop solution for TMB microwell substrates and a protein-free AP stabilizer. In the second quarter of fiscal 2013, we completed development activities and launched our next generation hydrophilic coating platform which is now commercially available under the tradename Serene (formerly referred to as Gen 5). We also launched in July 2013 a new in vitro diagnostic product, StabliZyme Protein-Free Stabilizer, which focuses on stabilizing biomolecule activity in assay tests. Additional planned activities include initiation of surface modification experiments that improve medical device performance and developing chemistries to support molecular diagnostic applications. In the fourth quarter of fiscal 2014, we froze the design of our SurVeil paclitaxel drug coated balloon product for use in the superficial femoral and popliteal arteries. We plan to initiate GLP and first-in-human studies using the SurVeil drug coated balloon product in fiscal 2015.

We prioritize our internal R&D programs in our segments based on a number of factors, including a program’s strategic fit, commercial impact, potential competitive advantage, technical feasibility, and the amount of investment required. The measures and metrics used to monitor a program’s progress vary based on the program, and typically include many of the same factors discussed above with respect to our customer R&D programs. We typically make decisions to continue or terminate a program based on research results (relative to the above measures and metrics) and other factors, including our own strategic and/or business priorities, and the amount of additional investment required.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these consolidated financial statements is based in part on the application of significant accounting policies, many of which require management to make estimates and assumptions (see Note 2 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K). Actual results may differ from these estimates under different assumptions or conditions and could materially impact our results of operations. Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. We believe the following are critical areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

Revenue related to a performance milestone is recognized upon the achievement of the milestone and meeting specific revenue recognition criteria. Product sales to third parties consist of direct and distributor sales and are recognized at the time of shipment, provided that an order has been received, the price is fixed or determinable, collectability of the resulting receivable is reasonably assured and returns can be reasonably estimated. Our sales terms provide no right of return outside of our standard warranty policy. Payment terms are generally set at 30-45 days. Generally, revenue for research and development is recorded as performance progresses under the applicable contract.

Multiple deliverable revenue arrangements require us to:

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

In fiscal 2014, 2013 and 2012, there were no impairment charges relating to our long-lived assets as there were no events or circumstances that occurred that affected the recoverability of such assets.

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

The two-step impairment test requires us to compare the fair value of the reporting units to which goodwill was assigned to their respective carrying values (Step 1 of the impairment test). In calculating fair value, we would use the income approach as our primary indicator of fair value, with the market approach used as a test of reasonableness. The income approach is a valuation technique under which we would estimate future cash flows using the reporting units’ financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. The market approach establishes fair value by comparing us to other publicly traded guideline companies or by analysis of actual transactions of similar businesses or assets sold. The income approach would be tailored to the circumstances of our business, and the market approach would be completed to ensure that the results of the income approach are reasonable and in line with comparable companies in the industry. The summation of our reporting units’ fair values would be compared and reconciled to our market capitalization as of the date of our impairment test.

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

We have determined that our reporting units are our In Vitro Diagnostics operations known as our In Vitro Diagnostics unit, which contains our BioFX branded products, and our device drug delivery and hydrophilic coatings operations known as our Medical Device unit. The $8.0 million of goodwill at September 30, 2014 and 2013 is related to the In Vitro Diagnostics reporting unit and represents the gross value from our acquisition of BioFX in 2007. Inherent in the determination of fair value of our reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations.

We performed our annual impairment test of goodwill (Step 0) as of August 31, 2014, and did not record any goodwill impairment charges during fiscal 2014 as there were no indicators of impairment associated with the In Vitro Diagnostics reporting unit. We also did not record any goodwill impairment charges related to the In Vitro Diagnostics reporting unit during fiscal 2013 or 2012.

Investments. Investments consist principally of U.S. government and government agency obligations, asset-backed securities, mortgage-backed securities and investment grade, interest-bearing corporate and municipal debt securities with varying maturity dates and are classified as available-for-sale securities at September 30, 2014 and 2013. Our investment policy excludes ownership of collateralized mortgage obligations, mortgage-backed derivatives and other derivative securities without prior written approval of the Board of Directors. Our investment policy requires that no more than 5% of investments be held in any one credit or issue, excluding U.S. government and government agency obligations. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from the consolidated statements of income and reported in the consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other (loss) income. This adjustment results in a new cost basis for the investment. Our evaluation of the available-for-sale investments resulted in no loss recognition in fiscal 2014, 2013 or 2012. Investments for which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. When an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity occurs, we write down the security to fair value with a corresponding adjustment to other (loss) income. Our strategic investments are subject to other-than-temporary impairment assessment which resulted in impairment losses of

$1.2 million, $0.2 million and $0.8 million in fiscal 2014, 2013 and 2012, respectively. Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in other (loss) income. Realized gains and losses from the sales of debt securities, which are included in other (loss) income, are determined using the specific identification method. See Notes 2 and 4 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information.

Income tax accruals and valuation allowances. When preparing the consolidated financial statements, we are required to estimate the income tax obligations in each of the jurisdictions in which we operate. This process involves estimating the actual current tax obligations based on expected income, statutory tax rates and tax planning opportunities in the various jurisdictions. In the event there is a significant unusual or one-time item recognized in the results of operations, the tax attributable to that item would be separately calculated and recorded in the period the unusual or one-time item occurred. Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. As a result, the annual effective tax rate reflected in our results of operations is different than that reported on our tax return (i.e., our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some are temporary differences that will reverse over time, such as depreciation expense on capital assets. These temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years, for which we have already recorded the expense in our consolidated statements of income. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance against those deferred tax assets. Deferred tax liabilities generally represent items for which we have already taken a deduction in our tax return, but we have not yet recognized the items as expense in our results of operations. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We had total deferred tax assets in excess of total deferred tax liabilities of $7.1 million as of September 30, 2014 and $6.5 million as of September 30, 2013, including valuation allowances of $4.8 million as of September 30, 2014 and $5.3 million as of September 30, 2013. The valuation allowances related to impairment losses on strategic investments were recorded as we do not currently foresee future capital gains within the allowable carryforward and carryback periods to offset these capital losses. As such, no tax benefit has been recorded in the consolidated statements of income. In fiscal 2014, the Company recorded a $0.7 million gain upon achievement by Vessix Vascular, Inc. (“Vessix”) of a clinical milestone and sales milestone. Total remaining potential maximum additional proceeds of $3.3 million may be received in fiscal 2015 through fiscal 2017 depending on Vessix’s achievement of future sales milestones. No amounts have been recorded associated with these future milestones given the level of uncertainty that exists. Any potential additional income will be recognized once the milestones are achieved. If we conclude that it is more likely than not that we will receive these additional proceeds, we will reduce our capital loss carryforward valuation allowance by the lesser of either our capital loss carryforwards or the tax effect of the more than likely realizable sales proceeds.

We applied the accounting guidance associated with uncertain tax positions which define standards for recognizing the benefits of tax return positions in the consolidated financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. The total gross amount of unrecognized tax benefits as of September 30, 2014, 2013 and 2012 was $1.2 million, $1.3 million and $1.4 million, respectively, excluding accrued interest and penalties. Of these unrecognized tax benefits, $0.9 million, $1.0 million and $1.0 million would affect our effective tax rate for fiscal 2014, 2013 and 2012, respectively. Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of September 30, 2014, 2013 and 2012, $0.6 million, $0.7 million and $0.8 million, respectively, of interest and penalties were accrued, excluding the tax benefits of deductible interest. The Internal Revenue Service (“IRS”) completed an examination of the Company’s U.S. income tax return for fiscal 2012 in fiscal 2014. U.S. income tax returns for years prior to fiscal 2011 are no longer subject to examination by federal tax authorities. For tax returns for state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2004.

In the event that we have determined not to file tax returns with a particular state or local jurisdiction, all years remain subject to examination by the tax authorities. The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution could result in reduced income tax expense. Within the next 12 months, we do not expect that our unrecognized tax benefits will change significantly. See Note 9 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information regarding changes in unrecognized tax benefits during fiscal 2014, 2013 and 2012.

Results of Operations

Years Ended September 30, 2014, 2013 and 2012

Revenue. Fiscal 2014 revenue was $57.4 million, a $1.3 million, or 2% increase from fiscal 2013 revenue of $56.1 million. Fiscal 2013 revenue increased $4.2 million, or 8%, from fiscal 2012. The table below provides a summary of each operating segment’s annual revenue for the three-year period ended September 30, 2014.

	For the Year Ended September 30,			Increase/ (Decrease)		Increase/ (Decrease)
(dollars in thousands)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Revenue
Medical Device	$43,068	$41,153	$37,883	$1,915	5%	$3,270	9%
In Vitro Diagnostics	14,371	14,979	14,045	(608)	(4)%	934	7%

Total Revenue	$57,439	$56,132	$51,928	$1,307	2%	$4,204	8%

Medical Device. Revenue in Medical Device was $43.1 million in fiscal 2014 a 5% increase from $41.2 million in fiscal 2013. The increase in revenue in fiscal 2014 was generated by each of our revenue categories with increased reagent product sales of $0.8 million and an increase in R&D revenue of $0.7 million. Of our royalty revenue recognized during fiscal 2014, $10.7 million was generated from our third generation of our PhotoLink technology whose family of patents is expected to expire in November 2015 (in the U.S.) and October 2016 (in certain other countries). The royalty obligation in our typical license agreement is generally for a specified number of years or the life of our patents, whichever is longer. In cases where the royalty obligation extends beyond the life of the applicable patent, it is because the license also includes rights to our know-how or other proprietary rights, in which case, the royalty rate is also reduced. Under these circumstances, the royalty obligation will continue at a reduced royalty rate for a specified number of years, as determined based on the specific terms and conditions of the applicable customer agreement, the date on which the customer’s product was first sold, and other factors. We are actively seeking to migrate customers using this generation of PhotoLink to our Serene coating technologies.

Revenue in Medical Device was $41.2 million in 2013, a 9% increase from $37.9 million in fiscal 2012. The increase in revenue in 2013 reflected 9% growth in hydrophilic coatings royalties, including a one-time royalty catch-up payment of $0.6 million and license fee revenue of $0.5 million associated with a customer milestone event.

In Vitro Diagnostics. In Vitro Diagnostics revenue was $14.4 million in fiscal 2014, a 4% decrease from $15.0 million in fiscal 2013. The decrease in fiscal 2014 revenue was attributable to a $1.0 million decrease in sales of stabilization and BioFX branded products as well as $0.2 million of lower commercial R&D revenue partially offset primarily by a $0.6 million increase in microarray slide products. Lower shipments of products drove the revenue decrease, as a small number of customers undertook inventory rebalancing initiatives in the second quarter of fiscal 2014. There were limited product price increases in fiscal 2014.

In Vitro Diagnostics revenue was $15.0 million in fiscal 2013, a 7% increase from $14.0 million in fiscal 2012. The increase in fiscal 2013 revenue was attributable to a $1.5 million increase in sales of stabilization and antigen products offset primarily by a $0.6 million decrease in microarray slide products. Higher shipments of products drove the revenue increase as there were limited price increases in fiscal 2013. In addition, in certain product lines, there were increased competitive pressures that resulted in decreased pricing during fiscal 2013.

The following is a summary of major costs and expenses as a percentage of total revenue:

	For the Year Ended September 30,
	2014		2013		2012
(dollars in thousands)	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue
Product costs	$8,016	14%	$7,898	14%	$7,418	14%
Research and development	15,550	27	15,079	27	14,143	27
Selling, general and administrative	15,297	27	13,859	25	14,025	27

Product costs. Product costs were $8.0 million, $7.9 million and $7.4 million in fiscal 2014, 2013 and 2012, respectively, or 14% of total revenue in each year. Product gross margins were 65%, 65% and 64% in fiscal 2014, 2013 and 2012, respectively. An increase in product mix of higher margin reagent products as well as microarray slide volume contributed to the $0.2 million gross margin improvement in fiscal 2014. An increase in product mix of higher margin products (reagents and stabilization) contributed to the gross margin improvement in fiscal 2013 as well as a benefit from $0.2 million lower manufacturing costs in fiscal 2013 compared with fiscal 2012.

Research and development expenses. R&D expenses were $15.6 million, $15.1 million and $14.1 million for fiscal 2014, 2013 and 2012, respectively, or 27% of total revenue in each year. The fiscal 2014 increase from fiscal 2013 of $0.5 million, or 3%, was primarily a result of $1.0 million of higher spending for our drug coated balloon development project offset partially by $0.5 million of lower compensation costs resulting from our September 2013 restructuring. We anticipate an increase of approximately 5% to 7% in R&D expenses in fiscal 2015 primarily related to our drug coated balloon activities. The fiscal 2013 increase from fiscal 2012 of $0.9 million, or 7%, was primarily a result of $1.4 million of higher spending for our drug coated balloon development project. Fiscal 2013 R&D expense compared with fiscal 2012 reflected $1.1 million of higher development expenses and $0.2 million of higher compensation and benefit costs partially offset by $0.4 million of lower temporary worker costs.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $15.3 million, $13.9 million and $14.0 million for fiscal 2014, 2013 and 2012, respectively, or 27%, 25% and 27% of total revenue. The fiscal 2014 increase of $1.4 million, or 10%, compared with fiscal 2013 was primarily from a change in the vesting terms for the Board of Directors stock-based compensation which resulted in accelerated expense of $0.9 million, $0.4 million associated with corporate development activities in fiscal 2014 and higher legal expenses of $0.9 million as fiscal 2013 benefited from a $1.0 million recovery of legal fees associated with the SRI litigation matter. These increased expenses were partially offset by $0.4 million lower outside services expenses and $0.1 million of lower marketing costs. The fiscal 2013 decrease of $0.1 million, or 1%, compared with fiscal 2012 was primarily from a $1.0 million recovery of legal fees associated with the SRI litigation and $0.2 million of lower Board of Directors compensation and related expenses principally offset by $0.9 million of higher compensation and benefit costs associated with increased headcount, $0.4 million of higher outside service expenses mainly from professional services costs excluding the recovery of legal fees associated with the SRI litigation costs, $0.2 million from higher occupancy costs, including depreciation and utilities, and $0.1 million of higher marketing costs. The $1.0 million recovery of SRI legal fees included $0.6 million of costs incurred prior to fiscal 2013.

Restructuring charges. The restructuring charges for fiscal 2013 described below have been presented separately as restructuring charges in the consolidated statements of income. We did not incur any restructuring charges in fiscal 2014 or 2012.

In September 2013 (fiscal 2013), we announced a realignment of our business to enhance focus on key growth initiatives. As a result of the organizational change, we eliminated approximately 6% of our workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the fourth quarter of fiscal 2013. We recorded total pre-tax restructuring charges of $0.5 million in the fourth quarter of fiscal 2013, which consisted of severance pay and benefits expenses. The reorganization plan was expected to produce annualized operating savings of approximately $1.0 million, primarily related to reduced compensation expense in future periods. We reinvested the savings in research and development initiatives primarily related to continued development of our drug coated balloon program in fiscal 2014.

Cash payments associated with the fiscal 2013 restructuring event totaled $0.4 million during fiscal 2014, leaving no restructuring accrual balance at September 30, 2014.

Other (loss) income. Major classifications of other (loss) income are as follows:

	Year Ended September 30,
(dollars in thousands)	2014	2013	2012
Investment income, net	$238	$268	$540
Gains on sales of strategic investments and contingent consideration milestone payments	709	1,293	—
Other-than-temporary impairments of strategic investments	(1,184)	(158)	(804)
Other investment capital gains	133	137	228

Total other (loss) income	$(104)	$1,540	$(36)

Other (loss) income was a loss of $0.1 million in fiscal 2014 compared with income of $1.5 million in fiscal 2013 and a loss of less than $0.1 million in fiscal 2012. Other (loss) income has fluctuated between the fiscal years as a result of gains from available-for-sale securities and strategic investments as well as other-than-temporary impairment losses from strategic investments. Fiscal 2014 included an other-than-temporary loss of $1.2 million associated with the Company’s investment in ThermopeutiX partially offset by $0.7 million of contingent consideration milestone payments received from the sale of our ownership interest in Vessix which occurred in fiscal 2013. Fiscal 2013 included a gain of $1.2 million from the sale of our ownership interest in Vessix as well as a $0.1 million gain from the sale of our ownership interest in OctoPlus, N.V. (“OctoPlus”). In fiscal 2013, we also recorded $0.2 million other-than-temporary impairment losses related to our investments in ViaCyte, Inc and Nexeon MedSystems, Inc. The loss in fiscal 2012 principally reflects a $0.8 million impairment loss on our investment in OctoPlus. Income from investments was $0.2 million, $0.3 million and $0.5 million for fiscal 2014, 2013 and 2012, respectively. The decrease from year to year primarily reflects slightly lower yields on our investment balances as well as reduced cash balances as a result of our share repurchase activity and our desire to keep a more liquid short-term portfolio in fiscal 2014. In addition, we recognized $0.1 million, $0.1 million and $0.2 million in realized investment gains associated with our investment portfolio in fiscal 2014, 2013 and 2012, respectively.

Income tax provision. The reconciliation of the statutory U.S. federal tax rate of 35% and our effective tax rate from continuing operations is as follows:

	Year Ended September 30,
	2014	2013	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.6	1.4	1.4
Valuation allowance change	(1.6)	(3.4)	1.9
Federal research and development tax credit	(0.4)	(1.6)	—
Other	0.3	(3.0)	(0.4)

Effective tax rate	33.9%	28.4%	37.9%

The difference between the U.S. federal statutory tax rate of 35.0% and our effective tax rate reflects the impact of state income taxes, permanent tax items, valuation allowance changes for capital losses and other tax items. The income tax provision associated with continuing operations was $6.3 million, $5.8 million and $6.2 million, respectively, for fiscal 2014, 2013 and 2012 resulting in respective effective tax rates of 33.9%, 28.4% and 37.9%. The most significant variability in our effective tax rate is the result of changes in capital loss valuation allowances resulting from both other-than-temporary impairment losses and gains on the sales of certain strategic investments. We have historically recorded other-than-temporary impairment losses with no income tax effect as it has not been more likely than not that we would generate sufficient capital gains to realize these benefits. Consequently, the ThermopeutiX impairment charge during fiscal 2014 along with the Vessix and available-for-sale securities gains and the fiscal 2013 OctoPlus, Vessix and available-for-sale securities gains resulted in an increase or reduction to the capital loss carryforward valuation allowances resulting in no financial statement income tax effects associated with these events. During fiscal 2014 and fiscal 2013, the effective tax rate was reduced by 1.6 and 3.4 percentage points, respectively, for these capital gains, net of the other-than-temporary impairment losses on the ThermopeutiX, ViaCyte and Nexeon strategic investments.

We recorded a federal research and development credit for fiscal 2014 generated for the period from October 1, 2013 to December 31, 2013 prior to the expiration of the benefit on December 31, 2013. We recorded $0.2 million of retroactive 2012 U.S. research and development tax credit discrete benefits for the period from January 1, 2012 to December 31, 2012 in fiscal 2013 resulting from the January 2013 signing of the American Taxpayer Relief Act of 2012. This reduced our effective rate from continuing operations by 0.7 percentage points in fiscal 2013 and is included within the R&D federal tax credit percentage in the above table.

In fiscal 2014, the Company recorded a $0.7 million gain upon achievement by Vessix of a clinical milestone and a sales milestone for calendar 2013. Total remaining potential maximum additional proceeds of $3.3 million may be received in fiscal 2015 through fiscal 2017 depending on Vessix’s achievement of future sales milestones. No amounts have been recorded associated with these future milestones given the level of uncertainty that exists. Any potential additional income will be recognized once the milestones are achieved. If we conclude that it is more likely than not that we will receive these additional proceeds, we will reduce our capital loss carryforward valuation allowance by the lesser of either our capital loss carryforwards or the tax effect of the more than likely realizable sales proceeds.

Discontinued Operations. The following is a summary of the operating results of SurModics Pharmaceuticals discontinued operations:

	Year Ended September 30,
(dollars in thousands)	2014	2013	2012
Total revenue	$—	$—	$5,297

(Loss) income from discontinued operations	$(260)	$1,136	$2,309
Income tax benefit (provision)	84	(548)	(1,133)

(Loss) income from discontinued operations, net of income taxes	$(176)	$588	$1,176

Loss on sale of discontinued operations	$—	$—	$(1,691)
Income tax benefit	—	—	617

Loss on sale of discontinued operations, net of income taxes	$—	$—	$(1,074)

(Loss) income from discontinued operations. Our discontinued operations income and losses are recorded net of the income tax impact of these transactions. We recorded a loss from discontinued operations in fiscal 2014 of $0.2 million associated with the resolution of the SRI litigation matter and less than $0.1 million related to our indemnification obligations to Evonik related to a contingent consideration matter associated with the PR Pharma intellectual property purchased by Evonik in the Pharma Sale. In fiscal 2013, we recorded discontinued

operations income of $0.6 million compared with income of $1.2 million in fiscal 2012. The fiscal 2013 income includes $1.4 million, pre-tax, from the settlements of recapturable job creation financial incentives provided by the City of Birmingham, Alabama and the State of Alabama offset by an income tax provision resulting from finalization of the fiscal 2012 federal and state income tax returns and adjustment of the recorded fiscal 2012 tax provision.

The Pharmaceuticals segment results in fiscal 2012 include the period from October 1, 2011 to November 17, 2011, the date of the Pharma Sale. Revenue from the Pharmaceuticals segment was $5.3 million for fiscal 2012, with pre-tax income from discontinued operations of $2.3 million.

Loss on sale of discontinued operations. Loss on sale of discontinued operations recorded in fiscal 2012 related to the Pharma Sale was $1.1 million ($1.7 million on a pre-tax basis), which was principally related to transaction closing costs.

Segment Operating Results

Operating income for each of our reportable segments was as follows:

	For the Year Ended September 30,			Increase/(Decrease)		Increase/(Decrease)
(dollars in thousands)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Operating income (loss)
Medical Device	$22,636	$21,164	$18,431	$1,472	7%	$2,733	15%
In Vitro Diagnostics	3,459	4,222	4,542	(763)	(18)%	(320)	(7)%

Total segment operating income	26,095	25,386	22,973	709	3%	2,413	11%
Corporate	(7,519)	(6,566)	(6,631)	953	15%	(65)	(1)%

Total operating income from continuing operations	$18,576	$18,820	$16,342	$(244)	(1)%	$2,478	15%

Medical Device. Operating income was $22.6 million, $21.2 million and $18.4 million in fiscal 2014, 2013 and 2012, respectively. Operating income increased by 7% in fiscal 2014 from fiscal 2013 primarily the result of $0.8 million of higher reagent product sales, $0.7 million of higher R&D revenue and $0.4 million of higher royalty and license fee revenue. Direct operating expenses were higher by $0.3 million in fiscal 2014 as a result of increases in research and development expenses of $0.9 million, primarily to support the drug coated balloon development program, offset partially by $0.7 million of lower compensation costs following the September 2013 organizational changes. The Medical Device portion of the corporate expense allocation remained consistent for both fiscal 2014 and 2013. In fiscal 2014, $10.7 million of our royalty revenue was generated from an earlier generation of our PhotoLink technology whose family of patents is expected to expire in November 2015 (in the U.S.) and October 2016 (in certain other countries). The royalty obligation in our typical license agreement is generally for a specified number of years or the life of our patents, whichever is longer. In cases where the royalty obligation extends beyond the life of the applicable patent, it is because the license also includes rights to our know-how or other proprietary rights, in which case, the royalty rate is also reduced. Under these circumstances, the royalty obligation will continue at a reduced royalty rate for a specified number of years, as determined based on the specific terms and conditions of the applicable customer agreement, the date on which the customer’s product was first sold, and other factors. We are actively seeking to migrate customers using this generation of PhotoLink to our Serene coating technologies.

Operating income increased by 15% in fiscal 2013 from fiscal 2012 primarily the result of $2.3 million of higher royalty and license fee revenue. The increase in royalty and license fee revenue also included a one-time royalty catch up payment of $0.6 million and license fee revenue of $0.5 million associated with a customer milestone event. Fiscal 2013 compared with fiscal 2012 generated $0.1 million of higher R&D revenue and $0.8 million of higher reagent product sales. Direct operating expenses were higher by $0.9 million in fiscal 2013 as a result of increases in research and development expenses of $1.2 million, primarily to support the drug coated balloon development program, offset partially by $0.2 million of lower temporary labor and $0.3 million of lower allocation of corporate expenses. The Medical Device portion of the corporate expense allocation decreased 5% commencing in fiscal 2013.

In Vitro Diagnostics. Operating income was $3.5 million, $4.2 million and $4.5 million in fiscal 2014, 2013 and 2012, respectively. Operating income decreased by 18% in fiscal 2014 compared with fiscal 2013 resulting from lower revenue of $0.6 million, including $0.5 million of lower product sales and related gross margin decrease of $0.3 million. Product gross margins remained consistent at 61% in fiscal 2014 compared with fiscal 2013. Direct operating expenses increased by $0.3 million in fiscal 2014 compared with fiscal 2013 principally from higher legal expenses associated with a litigation matter.

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

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board of Directors related fees and expenses, that have not been fully allocated to the Medical Device and In Vitro Diagnostics segments. Corporate also may include expenses, such as litigation, which if not specific to a segment are not allocated to our operating segments. The unallocated Corporate expense operating loss was $7.5 million, $6.6 million and $6.6 million in fiscal 2014, 2013 and 2012, respectively. Compensation and benefit costs increased in fiscal 2014 from fiscal 2013 by $1.1 million primarily from a $0.9 million increase associated with accelerated vesting of Board of Director stock awards and the granting of an award to the former Chairman of the Company’s Board in recognition of his contributions to the Company during his years of service on the Board. Other compensation costs increased $0.2 million resulting from increased headcount, annual salary increases effective October 1, 2013 and higher health insurance premiums. In addition outside service costs, which include legal, consulting and professional service expenses, increased $0.3 million in fiscal 2014 compared with fiscal 2013. Fiscal 2013 included a $1.0 million recovery of legal fees associated with the SRI litigation matter.

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

Liquidity and Capital Resources

As of September 30, 2014, we had working capital of $51.2 million, an increase of $21.4 million from September 30, 2013. Working capital is defined by us as current assets minus current liabilities. The increase in working capital reflects management’s intent for a liquid investment portfolio to support corporate development initiatives. Our cash, cash equivalents and available-for-sale securities totaled $63.4 million and $58.1 million at September 30, 2014 and 2013, respectively. Cash, cash equivalents and available-for-sale securities increased as cash was generated by operating results as well as $0.7 million of proceeds received from contingent consideration milestone payments related to the sale of our shares in one of our strategic investments. These factors were partially offset by share repurchases, which totaled $12.5 million in fiscal 2014.

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

In the fourth quarter of fiscal 2014, Intersect ENT, which was previously recorded as a strategic investment of the Company, completed its initial public offering. We have reclassified our investment in Intersect ENT from other assets as an available-for-sale security with a fair value of $1.6 million as of September 30, 2014.

On November 4, 2013, we entered into a three-year $20.0 million secured revolving credit facility. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based on our leverage ratio. No borrowings have yet been made on the credit facility. On July 31, 2014, we filed a registration statement with the Securities and Exchange Commission, using a “shelf” registration process. Under this shelf process we may sell, either separately or together, debt securities, preferred stock, depositary shares, common stock and security warrants in one or more offerings up to an aggregate initial offering price of $175 million. As of September 30, 2014, we have not completed any securities offerings associated with the registration statement.

Our anticipated liquidity needs for fiscal 2015 may include, but are not limited to, the following: general capital expenditures ranging from $2.2 million to $2.5 million and $30.0 million associated with our share repurchase program authorized by the Board of Directors in November 2014. The authorization permitted the repurchase of our outstanding common stock through open-market purchases, private transactions, block trades, accelerated share repurchase transactions, tender offers, or by any combination of such methods. The Company entered into a $20.0 million accelerated share repurchase program on November 11, 2014 and initially repurchased 758,143 shares. Upon final settlement of the program, the Company may be entitled to receive additional shares of common stock, or, under certain circumstances specified in the program, the Company may be required to deliver shares or remit a settlement amount in cash, at the Company’s option. We believe that our existing cash, cash equivalents and available-for-sale securities, together with our $20 million credit facility and $175 million shelf registration statement, will provide liquidity sufficient to fund our operations in the near term. There can be no assurance, however, that our business will continue to generate cash flows at current levels, and disruptions in financial markets or an increase in interest rates may negatively impact our ability to access capital in a timely manner and on attractive terms.

We generated cash flows from operating activities from continuing operations of approximately $18.5 million, $17.8 million and $17.6 million in fiscal 2014, 2013 and 2012, respectively. The following table depicts our cash flows provided by operating activities from continuing operations for fiscal 2014, 2013 and 2012:

	For the Year Ended September 30,
(dollars in thousands)	2014	2013	2012
Net income	$12,031	$15,167	$10,231
Loss (income) from discontinued operations	176	(588)	(1,176)
Loss on sale of discontinued operations	—	—	1,074
Depreciation and amortization	2,715	2,886	2,929
Stock-based compensation	3,337	2,552	2,671
Impairment losses on strategic investments	1,184	158	804
Deferred taxes	(414)	(492)	(728)
Net other operating activities	(1,076)	(1,015)	(195)
Net change in other operating assets and liabilities	584	(887)	2,016

Net cash provided by operating activities from continuing operations	$18,537	$17,781	$17,626

Operating Activities. We generated cash flows from operating activities from continuing operations of $18.5 million, $17.8 million and $17.6 million in fiscal 2014, 2013 and 2012, respectively. The fiscal 2014 increase compared with fiscal year 2013 reflected cash generated from operations, as adjusted for non-cash items, of $18.0 million, a reduction of accounts receivable balances of $0.6 million and a reduction in inventory levels of $0.5 million offset partially by a decrease in accounts payable and accrued liabilities of $0.7 million. The fiscal 2013 increase compared with fiscal year 2012 reflected increased generation of cash from operations, as adjusted for non-cash items, of $18.7 million, a reduction in inventory levels of $0.2 million and an increase in accounts payable and accrued liabilities of $0.2 million offset principally by use of cash for income taxes of $1.1 million and increase in accounts receivable of $0.3 million. Income tax payments totaled $6.3 million, $7.1 million and $2.1 million, respectively, in fiscal 2014, 2013 and 2012, respectively, driven by the increased taxable income after the sale of the Pharmaceuticals segment.

Investing Activities. We provided cash flows from investing activities from continuing operations of $22.4 million, $0.1 million and $29.6 million in fiscal 2014, 2013 and 2012, respectively. We invested $2.3 million, $1.9 million and $0.8 million in property and equipment in fiscal 2014, 2013 and 2012, respectively. The fiscal 2014 increase in investment in property and equipment compared with fiscal year 2013 reflected $0.4 million higher spending on building improvements. We invested $0.9 million in building improvements, $1.0 million in laboratory and production equipment and $0.4 million in computer equipment and software. The property and equipment investment in fiscal 2013 is higher than our investment in fiscal 2012 as we increased spending principally on building improvements of $0.5 million, laboratory and production related equipment of $1.0 million and computer equipment and software of $0.4 million. Further, the lower property and equipment investment in fiscal 2012 is below SurModics’ historical investment levels given the timing of certain investments. We received cash proceeds aggregating $24.3 million, net, from sales of available-for-sale securities as we adjusted our investment portfolio to a more liquid position to be prepared for corporate development activities. In addition, we received cash proceeds aggregating $0.7 million from contingent consideration milestone events related to the sale of our Vessix strategic investment in fiscal 2014 and $2.3 million from the sale of our Vessix and OctoPlus strategic investments in fiscal 2013. In fiscal 2012, we received cash from our discontinued operations, associated with the Pharma Sale, which totaled $27.7 million.

Financing Activities. We used cash flows from financing activities from continuing operations of $(12.9) million, $(17.9) million and $(54.9) million in fiscal 2014, 2013 and 2012, respectively. In January 2013 and July 2013, our Board of Directors authorized the repurchase of up to an aggregate amount of $30.0 million of our outstanding common stock through open-market purchases, private transactions, block trades, accelerated share repurchase transactions, tender offers, or by any combination of such methods which was in addition to an existing authorization of $0.3 million. During fiscal 2014, we repurchased 485,577 shares of common stock for an aggregate amount of $12.5 million, including $1.1 million in open market repurchases which existed at September 30, 2013, at an average price of $23.77 per share. During fiscal 2013 we repurchased 795,643 shares for an aggregate of $18.8 million, including $1.0 million in open market repurchases at September 30, 2013, at an average price of $23.64 per share. A small amount was available as of September 30, 2014 for future share repurchases. On November 5, 2014, the Company’s Board of Directors authorized it to repurchase up to $30 million of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. This share repurchase program does not have a fixed expiration date.

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

We also generated $0.5 million, $0.4 million and $0.3 million in fiscal 2014, 2013 and 2012, respectively, from the sale of common stock pursuant to our stock-based compensation arrangements.

Discontinued Operations. Our Pharmaceuticals discontinued operations used operating cash of $0.4 million, $0.1 million and $1.5 million in fiscal 2014, 2013 and 2012, respectively. Cash used in discontinued operations in fiscal 2014 related to payments made in connection with the resolution of the SRI litigation matter as well as the Evonik indemnification matter both discussed in Note 12 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, and payments of certain accounts payable balances. Cash used in discontinued operations in the prior year related to payments to settle repayment obligations related to an agreement with various government authorities associated with the creation of jobs in Alabama that was a retained liability after the Pharma Sale, and a portion of other accrued balances offset by collection of remaining accounts receivable balances. Cash used in operations in fiscal 2012 was lower than fiscal 2011 principally as a result of fewer months of operations in fiscal 2012 because of the Pharma Sale. Cash provided by investing activities was $29.8 million in fiscal 2012 and related principally to proceeds received from the Pharma Sale in November 2011. Cash used in financing activities in fiscal 2012 of $28.3 million related to transfers of cash to the continuing operations of the Company and consisted principally of cash generated from the Pharma Sale. See Note 3 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Customer Concentrations. Our licensed technologies provide royalty revenue, which represents the largest revenue stream to us. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic is our largest customer at 19% of total revenue for fiscal 2014. Medtronic has several separately licensed products that generate royalty revenue for SurModics, none of which represented more than 7% of our total revenue. No other individual customer using licensed technology constitutes more than 10% of our total revenue.

Our licensing agreements with many of our customers, including most of our significant customers, cover many licensed products that each separately generates royalty revenue. This structure reduces the potential risk to our operations that may result from reduced sales (or the termination of a license) of a single product for any specific customer.

Off-Balance Sheet Arrangements and Contractual Obligations. As of September 30, 2014, we did not have any off-balance sheet arrangements.

Presented below is a summary of contractual obligations and payments due by period. See Note 12 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding the below obligations.

(dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$80	$64	$16	$—	$—
Minimum annual royalty obligation(1)	3,298	254	508	508	2,028

Total	$3,378	$318	$524	$508	$2,028

(1)	Minimum annual royalty obligation relates to payments associated with an in-bound license agreement whereby we pay, at a minimum, 200,000 euros (equivalent to $254,000 using an exchange rate of 1.26852 as of September 30, 2014) to gain access to polymer technology which is utilized in a drug delivery customer license. The agreement includes an early termination clause. However, the future obligations above are presented through September 2027, the remaining term of the agreement, as it is not currently more likely than not that the agreement would be terminated early.

As of September 30, 2014, our gross liability for uncertain tax positions was $1.8 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over an extended period of time or whether a cash settlement of the liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations above.

In addition, we may be required to pay stock consideration of up to $8.7 million related to a business acquisition, contingent on future achievement of certain development objectives of the acquired business. The timing and amount is uncertain, thus we are not able to reasonably estimate whether settlement of the contingent liability will be required. Therefore, this amount has been excluded from the schedule of contractual obligations above.

On November 11, 2014, the Company entered into an accelerated share repurchase program with Wells Fargo Bank, National Association. In connection with the agreement, the Company made an initial $20.0 million payment to the bank and immediately received an initial delivery of 758,143 shares of its common stock with a fair value of $16.0 million as of the purchase date.

The agreement expires in the fourth quarter of fiscal 2015; however, the bank has the right to accelerate the end of the purchase period. Upon settlement of the contract, the Company will adjust common stock, as well as either additional paid-in capital or retained earnings, as appropriate, to reflect the final settlement amount. The specific number of shares that the Company will ultimately purchase under the accelerated share purchase agreement will be based on the volume weighted average price (“VWAP”) of the Company’s common stock during the purchase period, less an agreed upon discount. The maximum amount of shares of common stock the Company can be required to issue to settle the agreement cannot exceed 1,870,907. The Company has sufficient authorized and unissued shares available to deliver the maximum share amount. For every $1.00 increase or decrease in the Company’s VWAP, based on a closing stock price of $21.38 on November 11, 2014, the settlement amount will change by approximately 45,000 shares.

New Accounting Pronouncements

Accounting Standards to be Adopted

In July 2013, the FASB issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward exists, similar to a tax loss, or tax credit carryforward. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset when a net operating loss carryforward exists, or similar tax loss, or tax credit carryforward, with certain exceptions. This accounting guidance is effective prospectively for us beginning in the first quarter of fiscal 2015. The adoption is not expected to have a material impact on our financial position, results of operation or cash flows.

In May 2014, the FASB issued new revenue recognition guidance for recognizing revenue from contracts with customers that provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance states that a Company should recognize revenue which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard also requires quantitative and qualitative disclosures about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Additionally, the FASB has provided guidance for transactions that were not previously addressed comprehensively, and improved guidance for multiple-element arrangements. This pronouncement is effective for the Company beginning in fiscal 2018 (October 1, 2017), early adoption is not permitted, and can be adopted by the Company either retrospectively (October 1, 2015) or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new accounting guidance on the Company’s results of operations, cash flows and financial position.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of U.S. government and government agency obligations, agency and commercial mortgage-backed securities and investment-grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $0.3 million decrease in the fair value of our available-for-sale securities as of September 30, 2014, but would have no material impact on the results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements and commercial paper instruments.

Management believes that a change in raw material prices would not have a material impact on future earnings or cash flows because our inventory exposure is not material.

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

The consolidated balance sheets as of September 30, 2014 and 2013 and the consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2014, together with Report of Independent Registered Public Accounting Firm and related notes (including selected unaudited quarterly financial data) begin on page F-1 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

1.	Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

2.	Internal Control over Financial Reporting.

a. Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of September 30, 2014, our internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued the attestation report below regarding the Company’s internal control over financial reporting.

b. Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SurModics, Inc.

Eden Prairie, Minnesota

We have audited the internal control over financial reporting of SurModics, Inc. and subsidiaries’ (the “Company”) as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2014 of the Company and our report dated December 5, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

December 5, 2014

c. Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 relating to directors, our audit committee, the nature of changes, if any, to procedures by which our shareholders may recommend nominees for directors, our code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Ethics and Business Conduct,” “Corporate Governance — Corporate Governance and Nominating Committee; Procedures and Policy” and “Audit Committee Report,” which appear in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders. The information required by Item 10 relating to executive officers appears in Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation and Other Information,” “Compensation Discussion and Analysis,” “Director Compensation During Fiscal 2014” and “Organization and Compensation Committee Report,” which appear in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to the sections entitled “Principal Shareholders,” and “Management Shareholdings” which appear in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table provides information related to the Company’s equity compensation plans in effect as of September 30, 2014:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,518,349	(1)	$19.86	(1)	1,203,848	(2)
Equity compensation plans not approved by shareholders	0		N/A		0

Total	1,518,349		$19.86		1,203,848

(1)	Excludes shares that may be issued under the Company’s amended and restated 1999 Employee Stock Purchase Plan, but includes amounts reserved for previously-granted restricted stock and performance share awards under the 2009 Equity Incentive Plan.

(2)	Includes 1,134,186 shares available for future issuance under the 2009 Equity Incentive Plan. There are 69,662 shares available under the amended and restated 1999 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated herein by reference to the sections entitled “Corporate Governance — Related Person Transaction Approval Policy” and “Corporate Governance — Majority of Independent Directors; Committees of Independent Directors,” which appear in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated herein by reference to the section entitled “Audit Committee Report,” which appears in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

The following statements are included in this report on the pages indicated:

2. Financial Statement Schedule. See Schedule II — “Valuation and Qualifying Accounts” in this section of this Form 10-K. All other schedules are omitted because they are inapplicable, not required, or the information is in the consolidated financial statements or related notes.

3. Listing of Exhibits. The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index following the signature page.

SurModics, Inc.

Valuation and Qualifying Accounts

(In thousands)

Description(1)	Balance at Beginning of Period	Additions Charged (Credited) to Expenses	Deductions From Reserves		Balance at End of Period
Year Ended September 30, 2012:
Allowance for doubtful accounts	$32	$13	$5	(a)	$40

Restructuring accrual	$980	$—	$788	(b)	$192

Year Ended September 30, 2013:
Allowance for doubtful accounts	$40	$(11)	$3	(a)	$26

Restructuring accrual	$192	$476	$252	(b)	$416

Year Ended September 30, 2014:
Allowance for doubtful accounts	$26	$24	$8	(a)	$42

Restructuring accrual	$416	$0	$416	(b)	$0

(1)	Includes accounts associated with continuing operations.

(a)	Uncollectible accounts written off and adjustments to the allowance.

(b)	Adjustments to the accrual account reflect payments or non-cash charges associated with the accrual.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURMODICS, INC.

By:	/s/ Gary R. Maharaj

Gary R. Maharaj
President and Chief Executive Officer

Dated: December 5, 2014

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

Signature	Title	Date

/s/ Gary R. Maharaj Gary R. Maharaj	President and Chief Executive Officer (principal executive officer) and Director	December 5, 2014

/s/ Andrew D.C. LaFrence Andrew D.C. LaFrence	Vice President of Finance and Chief Financial Officer (principal financial officer)	December 5, 2014

/s/ Mark A. Lehman Mark A. Lehman	Corporate Controller (principal accounting officer)	December 5, 2014

/s/ Scott R. Ward Scott R. Ward	Chairman of the Board of Directors	December 5, 2014

/s/ José H. Bedoya José H. Bedoya	Director	December 5, 2014

/s/ John W. Benson John W. Benson	Director	December 5, 2014

/s/ David R. Dantzker, M.D. David R. Dantzker, M.D.	Director	December 5, 2014

Signature	Title	Date

/s/ Gerald B. Fischer Gerald B. Fischer	Director	December 5, 2014

/s/ Ronald B. Kalich Ronald B. Kalich	Director	December 5, 2014

/s/ Susan E. Knight Susan E. Knight	Director	December 5, 2014

/s/ Timothy S. Nelson Timothy S. Nelson	Director	December 5, 2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended September 30, 2014

SURMODICS, INC.

Exhibit
2.1	Agreement of Merger, dated January 18, 2005, with InnoRx, Inc. — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 18, 2005, SEC File No. 0-23837.
2.2	Stock Purchase Agreement, dated July 31, 2007, between SurModics, Inc. and Southern Research Institute — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 31, 2007, SEC File No. 0-23837.
2.3	Asset Purchase Agreement by and among SurModics, Inc., SurModics Pharmaceuticals, Inc., and Evonik Degussa Corporation dated as of November 1, 2011 — incorporated by reference to Exhibit 2.1 to the Company’s 8-K dated November 7, 2011, SEC File No. 0-23837.
3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 filed on July 31, 2014, SEC File No. 333-197757.
3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 — incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.
4.1	Form of Senior Indenture — incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on July 31, 2014, SEC File No. 333-197757.
4.2	Form of Subordinated Indenture — incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on July 31, 2014, SEC File No. 333-197757.
10.1*	Form of officer acceptance regarding employment/compensation — incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, SEC File No. 0-23837.
10.2*	2003 Equity Incentive Plan (as amended and restated December 13, 2005) (adopted December 13, 2005 by the board of directors and approved by the shareholders on January 30, 2006) — incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 3, 2006, SEC File No. 0-23837.
10.3*	Form of SurModics, Inc. 2003 Equity Incentive Plan Non-qualified Stock Option Agreement — incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.4*	Form of SurModics, Inc. 2003 Equity Incentive Plan Incentive Stock Option Agreement — incorporated by reference to Exhibit 99.2 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.5*	Form of SurModics, Inc. 2003 Equity Incentive Plan Restricted Stock Agreement — incorporated by reference to Exhibit 99.3 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.6*	Form of SurModics, Inc. 2003 Equity Incentive Plan Performance Share Award Agreement — incorporated by reference to Exhibit 99.4 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.7*	Form of SurModics, Inc. 2003 Equity Incentive Plan Performance Unit Award (cash settled) Agreement — incorporated by reference to Exhibit 99.5 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.8*	Form of SurModics, Inc. 2003 Equity Incentive Plan Restricted Stock Unit Agreement — incorporated by reference to Exhibit 99.6 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.

Exhibit
10.9*	Form of SurModics, Inc. 2003 Equity Incentive Plan Stock Appreciation Rights (cash settled) Agreement — incorporated by reference to Exhibit 99.7 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.10*	Form of SurModics, Inc. 2003 Equity Incentive Plan Stock Appreciation Rights (stock settled) Agreement — incorporated by reference to Exhibit 99.8 to the Company’s 8-K filed March 20, 2006, SEC File No. 0-23837.
10.11*	Form of Incentive Stock Option Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.2 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.
10.12*	Form of Non-Statutory Stock Option Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.3 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.
10.13*	Form of Performance Share Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.4 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.
10.14*	Form of Restricted Stock Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.5 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.
10.15*	SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 7, 2010, SEC File No. 0-23837.
10.16*	SurModics, Inc. 1999 Employee Stock Purchase Plan (as amended and restated November 30, 2009) — incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 7, 2010, SEC File No. 0-23837.
10.17*	The Company’s Board Compensation Policy, Amended and Restated as of February 17, 2014.**
10.18*	Offer Letter dated as of December 14, 2010 (in favor of Gary R. Maharaj executed by SurModics, Inc.) — incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on February 4, 2011, SEC File No. 0-23837.
10.19*	Severance Agreement by and between Gary R. Maharaj and SurModics, Inc. dated as of December 14, 2010 — incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on February 4, 2011, SEC File No. 0-23837.
10.20*	Change of Control Agreement with Timothy J. Arens dated February 9, 2012 — incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 10, 2012, SEC File No. 0-23837.
10.21*	Change of Control Agreement with Charles W. Olson dated February 9, 2012 — incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 10, 2012, SEC File No. 0-23837.
10.22*	Change of Control Agreement with Bryan K. Phillips dated February 9, 2012 — incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 10, 2012, SEC File No. 0-23837.
10.23*	Change of Control Agreement with Joseph J. Stich dated February 9, 2012 — incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 10, 2012, SEC File No. 0-23837.
10.24*	Offer Letter dated as of December 17, 2012 (in favor of Andrew D.C. LaFrence executed by SurModics, Inc.) — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2012, SEC File No. 0-23837.
10.25*	Change of Control Agreement by and between Andrew D.C. LaFrence and SurModics, Inc. dated as of December 17, 2012 — incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2012, SEC File No. 0-23837.

Exhibit
10.26*	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014, SEC File No. 0-23837.
10.27*	Form of Deferred Stock Unit Master Agreement (Quarterly Awards) for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2013, SEC File No. 0-23837.
10.28	Joint Defense Privileged Settlement and Release Agreement dated July 30, 2013 — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2013, SEC File No. 0-23837.
10.29	Credit Agreement dated November 4, 2013, by and between SurModics, Inc., and Wells Fargo Bank, National Association — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2013, SEC File No. 0-23837.
10.30	First Amendment to Credit Agreement dated November 5, 2014, by and between SurModics, Inc. and Wells Fargo Bank, National Association — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2014, SEC File No. 0-23837.
10.31	Fixed Discounted Share Buyback (“DSB”) with Initial Delivery Agreement dated November 11, 2014, by and between SurModics, Inc. and Wells Fargo Bank, National Association.**
10.32*	Omnibus Amendment to Certain Equity Agreements with Non-Employee Directors under the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014, SEC File No. 0-23837.
10.33*	Form of Non-Statutory Stock Option Agreement (Non-Employee Director) for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014, SEC File No. 0-23837.
12 21	Computation of Ratio of Earnings to Fixed Charges.** Subsidiaries of the Registrant.**
23	Consent of Deloitte & Touche LLP.**
24	Power of Attorney (included on signature page of this Form 10-K).**
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

**	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SurModics, Inc.

Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of SurModics, Inc. and subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SurModics, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 5, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

December 5, 2014

SurModics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30

	2014	2013
	(In thousands, except share and per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$43,511	$15,495
Available-for-sale securities	3,040	10,212
Accounts receivable, net of allowance for doubtful accounts of $42 and $26 as of September 30, 2014 and 2013, respectively	4,751	5,332
Inventories	2,817	3,328
Deferred tax assets	394	506
Prepaids and other	751	860
Current assets of discontinued operations	16	46

Total Current Assets	55,280	35,779
Property and equipment, net	13,133	12,845
Available-for-sale securities	16,823	32,397
Deferred tax assets	6,718	6,038
Intangible assets, net	2,946	3,688
Goodwill	8,010	8,010
Other assets, net	1,979	3,166

Total Assets	$104,889	$101,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,028	$954
Accrued liabilities:
Compensation	2,061	2,271
Accrued other	881	1,149
Share repurchase accrual	—	1,004
Deferred revenue	52	43
Restructuring and other current liabilities	—	416
Current liabilities of discontinued operations	45	139

Total Current Liabilities	4,067	5,976
Deferred revenue, less current portion	226	160
Other long-term liabilities	1,845	1,970

Total Liabilities	6,138	8,106

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Series A preferred stock — $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $.05 par value, 45,000,000 shares authorized; 13,606,545 and 13,891,402 shares issued and outstanding, respectively	680	695
Additional paid-in capital	2,662	2,028
Accumulated other comprehensive income	1,528	58
Retained earnings	93,881	91,036

Total Stockholders’ Equity	98,751	93,817

Total Liabilities and Stockholders’ Equity	$104,889	$101,923

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Income

For the Years Ended September 30

	2014	2013	2012
	(In thousands, except
	per share data)
Revenue:
Royalties and license fees	$30,277	$29,774	$27,445
Product sales	22,798	22,506	20,742
Research and development	4,364	3,852	3,741

Total revenue	57,439	56,132	51,928

Operating costs and expenses:
Product costs	8,016	7,898	7,418
Research and development	15,550	15,079	14,143
Selling, general and administrative	15,297	13,859	14,025
Restructuring charges	—	476	—

Total operating costs and expenses	38,863	37,312	35,586

Operating income from continuing operations	18,576	18,820	16,342

Other (loss) income:
Investment income, net	238	268	540
Impairment losses on strategic investments	(1,184)	(158)	(804)
Gains on sale of strategic investments	709	1,293	—
Other income, net	133	137	228

Other (loss) income	(104)	1,540	(36)

Income from continuing operations before income taxes	18,472	20,360	16,306
Income tax provision	(6,265)	(5,781)	(6,177)

Income from continuing operations	12,207	14,579	10,129

Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(176)	588	1,176
Loss on sale of discontinued operations, net of income taxes	—	—	(1,074)

(Loss) income from discontinued operations	(176)	588	102

Net income	$12,031	$15,167	$10,231

Basic income (loss) per share:
Continuing operations	$0.90	$1.01	$0.58
Discontinued operations	(0.01)	0.04	0.01
Net income	$0.88	$1.05	$0.59
Diluted income (loss) per share:
Continuing operations	$0.88	$0.99	$0.58
Discontinued operations	(0.01)	0.04	0.01
Net income	$0.87	$1.03	$0.59
Weighted average number of shares outstanding:
Basic	13,632	14,464	17,318
Diluted	13,876	14,731	17,431

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended September 30

	2014	2013	2012
	(In thousands)
Net income	$12,031	$15,167	$10,231
Other comprehensive income, net of tax:
Unrealized holding gains on available-for-sale securities arising during the period	1,559	235	335
Reclassification adjustment for realized gains included in net income	(89)	(217)	(142)

Other comprehensive income	1,470	18	193

Comprehensive income	$13,501	$15,185	$10,424

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
	(In thousands)
Balance at September 30, 2011	17,531	$877	$74,490	$(153)	$65,638	$140,852
Net income	—	—	—	—	10,231	10,231
Other comprehensive income, net of tax	—	—	—	193	—	193
Issuance of common stock	26	1	270	—	—	271
Common stock repurchased	(2,894)	(145)	(54,846)	—	—	(54,991)
Common stock options exercised, net	10	1	72	—	—	73
Purchase of common stock to pay employee taxes	(16)	(1)	(235)	—	—	(236)
Reduction or adjustment of tax benefit from stock-based compensation plans	—	—	(4,138)	—	—	(4,138)
Stock-based compensation	—	—	2,733	—	—	2,733

Balance at September 30, 2012	14,657	733	18,346	40	75,869	94,988
Net income	—	—	—	—	15,167	15,167
Other comprehensive income, net of tax	—	—	—	18	—	18
Issuance of common stock	20	1	274	—	—	275
Common stock repurchased	(796)	(40)	(18,769)	—	—	(18,809)
Common stock options exercised, net	10	1	143	—	—	144
Purchase of common stock to pay employee taxes	—	—	(41)	—	—	(41)
Reduction of excess tax benefit from stock-based compensation plans	—	—	(477)	—	—	(477)
Stock-based compensation	—	—	2,552	—	—	2,552

Balance at September 30, 2013	13,891	695	2,028	58	91,036	93,817
Net income	—	—	—	—	12,031	12,031
Other comprehensive income, net of tax	—	—	—	1,470	—	1,470
Issuance of common stock	163	8	261	—	—	269
Common stock repurchased	(485)	(25)	(2,330)	—	(9,186)	(11,541)
Common stock options exercised, net	38	2	241	—	—	243
Purchase of common stock to pay employee taxes	—	—	(1,111)	—	—	(1,111)
Excess tax benefit from stock-based compensation plans	—	—	236	—	—	236
Stock-based compensation	—	—	3,337	—	—	3,337

Balance at September 30, 2014	13,607	$680	$2,662	$1,528	$93,881	$98,751

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30

	2014	2013	2012
	(In thousands)
Operating Activities:
Net income	$12,031	$15,167	$10,231
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Loss (income) from discontinued operations	176	(588)	(1,176)
Loss on sale of discontinued operations	—	—	1,074
Depreciation and amortization	2,715	2,886	2,929
Gains on sales of available-for-sale securities, net and strategic investments	(842)	(1,430)	(228)
Impairment losses on strategic investments	1,184	158	804
Amortization of premium on held-to-maturity securities	—	—	31
Stock-based compensation	3,337	2,552	2,671
Deferred taxes	(352)	(492)	(728)
Excess tax (benefit) deficiency from stock-based compensation plans	(236)	477	38
Loss (gain) on disposals of property and equipment	2	(62)	(36)
Change in operating assets and liabilities, excluding the impact of discontinued operations:
Accounts receivable	581	(263)	(685)
Inventories	511	196	(343)
Prepaids and other	(23)	(40)	15
Accounts payable and accrued liabilities	(738)	238	(2,663)
Income taxes	116	(989)	5,734
Deferred revenue	75	(29)	(42)

Net cash provided by operating activities from continuing operations	18,537	17,781	17,626

Investing Activities:
Purchases of property and equipment	(2,278)	(1,919)	(763)
Cash proceeds from sale of property and equipment	—	77	—
Purchases of available-for-sale securities	(138,363)	(45,053)	(43,840)
Sales and maturities of available-for-sale securities	162,673	44,853	43,556
Maturities of held-to-maturity securities	—	—	3,000
Cash received from sale of strategic investments	709	2,236	—
Cash (transferred to) received from discontinued operations	(354)	(116)	27,665

Net cash provided by investing activities from continuing operations	22,387	78	29,618

Financing Activities:
Excess tax benefit (deficiency) from stock-based compensation plans	236	(477)	(38)
Issuance of common stock	512	419	344
Repurchase of common stock	(12,545)	(17,805)	(54,991)
Purchases of common stock to pay employee taxes	(1,111)	(41)	(236)

Net cash used in financing activities from continuing operations	(12,908)	(17,904)	(54,921)

Net cash provided by (used in) continuing operations	28,016	(45)	(7,677)

Discontinued Operations:
Net cash used in operating activities	(354)	(116)	(1,514)
Net cash provided by investing activities	—	—	29,817
Net cash provided by (used in) financing activities	354	116	(28,303)

Net cash provided by discontinued operations	—	—	—

Net change in cash and cash equivalents	28,016	(45)	(7,677)
Cash and Cash Equivalents:
Beginning of year	15,495	15,540	23,217

End of year	$43,511	$15,495	$15,540

Supplemental Information:
Cash paid for income taxes	$6,295	$7,115	$2,060
Noncash transactions — acquisition of property and equipment on account	$11	$26	$553
Noncash transactions — share repurchase accrual	$—	$1,004	$—
Noncash transactions — issuance of performance shares, restricted and deferred stock units	$3,007	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Description

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

2.	Summary of Significant Accounting Policies and Select Balance Sheet Information

Cash and Cash Equivalents

Cash and cash equivalents consist of financial instruments with original maturities of three months or less and are stated at cost which approximates fair value and may include money market instruments, certificates of deposit, repurchase agreements and commercial paper instruments.

Investments

Investments consist principally of U.S. government and government agency obligations, mortgage-backed securities and corporate and municipal debt securities and are classified as available-for-sale at September 30, 2014 and 2013. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from the consolidated statements of income and reported in the consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other (loss) income. This adjustment results in a new cost basis for the investment. Investments for which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. When an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity occurs, the Company writes down the security to fair value with a corresponding adjustment to other (loss) income. Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in other (loss) income. Realized gains and losses from the sales of debt securities, which are included in other (loss) income, are determined using the specific identification method.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities as of September 30 were as follows (in thousands):

	2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$7,397	$12	$(15)	$7,394
Mortgage-backed securities	5,576	43	(74)	5,545
Municipal bonds	1,173	5	(3)	1,175
Asset-backed securities	2,370	3	(4)	2,369
Corporate bonds	1,829	6	(5)	1,830
Equity securities	2	1,548	—	1,550

Total	$18,347	$1,617	$(101)	$19,863

	2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$22,889	$28	$(27)	$22,890
Mortgage-backed securities	8,149	118	(51)	8,216
Municipal bonds	3,049	15	(5)	3,059
Asset-backed securities	3,539	6	(8)	3,537
Corporate bonds	4,896	17	(6)	4,907

Total	$42,522	$184	$(97)	$42,609

As of September 30, 2014 and 2013, the Company concluded that the unrealized losses related to the available-for-sale securities shown above were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell such securities, before recovery of their amortized cost.

The amortized cost and fair value of available-for-sale debt securities by contractual maturity at September 30, 2014 were as follows (in thousands):

	Amortized Cost	Fair Value
Debt securities due within:
One year	$1,483	$1,490
One to five years	10,872	10,864
Five years or more	5,990	5,959

Total	$18,345	$18,313

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes sales of available-for-sale securities for the years ended September 30, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Proceeds from sales	$162,673	$44,853	$43,556
Gross realized gains	$134	$179	$229
Gross realized losses	$(1)	$(43)	$(1)

There were no held-to-maturity debt securities at September 30, 2014 or 2013.

Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead, with cost of product sales determined on a first-in, first-out basis. Inventories consisted of the following components as of September 30 (in thousands):

	2014	2013
Raw materials	$1,056	$1,378
Finished products	1,761	1,950

Total	$2,817	$3,328

Property and Equipment

Property and equipment are stated at cost, less any impairment, and are depreciated using the straight-line method over the estimated useful lives of the assets. The Company recorded depreciation expense of $2.0 million, $2.1 million and $2.2 million for the years ended September 30, 2014, 2013 and 2012, respectively.

The September 30, 2014 and 2013 balances in construction-in-progress include the cost of enhancing the capabilities of the Company’s Eden Prairie, Minnesota facility. As assets are placed in service, construction-in-progress is transferred to the specific property and equipment categories and depreciated over the estimated useful lives of the assets.

Property and equipment consisted of the following components as of September 30 (in thousands):

	Useful Life	2014	2013
	(In years)
Land	N/A	$4,359	$4,359
Laboratory fixtures and equipment	3 to 10	12,858	13,594
Buildings and improvements	3 to 20	16,114	15,124
Office furniture and equipment	3 to 10	3,060	3,592
Construction-in-progress		1,158	529
Less accumulated depreciation		(24,416)	(24,353)

Property and equipment, net		$13,133	$12,845

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other Assets

Other assets consisted principally of strategic investments as of September 30 as follows (in thousands):

	2014	2013
CeloNova BioSciences, Inc.	$1,500	$1,500
ThermopeutiX, Inc.	—	1,185
ViaCyte, Inc.	479	479
Other	—	2

Other assets, net	$1,979	$3,166

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

The Company has invested a total of $1.2 million in ThermopeutiX, Inc. (“ThermopeutiX”), a California-based early stage company developing novel medical devices for the treatment of vascular and neurovascular diseases. In addition to the investment, SurModics has licensed its hydrophilic and hemocompatible coating technologies to ThermopeutiX for use with its devices. The Company’s investment in ThermopeutiX, which is accounted for under the cost method, represents an ownership interest of less than 20%. The Company does not exert significant influence over ThermopeutiX’s operating or financial activities. In the fourth quarter of fiscal 2014, the Company recognized an other-than-temporary impairment loss of $1.2 million based on capital funding initiatives and current operating conditions of ThermopeutiX.

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

The Company had invested a total of $2.5 million in Vessix Vascular, Inc. (“Vessix”) and recognized an other-than-temporary impairment loss on this investment totaling $2.4 million in fiscal 2010, based on market valuations and a pending financing round for Vessix. Vessix was purchased by Boston Scientific Corporation in November 2012. The Company recorded a gain of approximately $1.2 million in the consolidated statements of income gains on sale of strategic investments line, on the sale of this investment in the first quarter of fiscal 2013. In fiscal 2014, the Company recorded a $0.7 million gain upon achievement by Vessix of a clinical milestone and a sales milestone for calendar 2013. Total potential maximum additional proceeds of $3.3 million may be received in fiscal 2015 through fiscal 2017 depending on Vessix’s achievement of future sales milestones. No amounts have been recorded associated with these future milestones given the level of uncertainty that exists. Any potential additional income will be recognized once the milestones are achieved.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company transferred its original investment of $2,000 in Intersect ENT, Inc. (“Intersect ENT”) out of other assets to short-term available-for-sale investments upon completion of Intersect ENT’s initial public offering in July 2014. The Company has recognized an unrealized gain on this investment of $1.5 million as of September 30, 2014 and plans to sell the investment in fiscal 2015 once a lock-up period expires.

The Company accounted for its investment in OctoPlus N.V. (“OctoPlus”) common stock, whose shares were traded on the Euronext Amsterdam Stock Exchange, as an available-for-sale investment. Available-for-sale investments are reported at fair value with unrealized gains and losses, net of tax, reported in the consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings, recorded in the other income section of the consolidated statements of income, and which result in a new cost basis for the investment. In the second quarter of fiscal 2012, the Company recognized an other-than- temporary impairment loss on a strategic investment totaling $0.8 million based on a significant decline in the stock price of OctoPlus and length of time the stock price had been trading below the previous cost basis of $1.7 million. The cost basis in the Company’s investment in OctoPlus was $0.9 million as of September 30, 2012. In October 2012, OctoPlus received a tender offer from Dr. Reddy’s Laboratories Ltd. to purchase all issued and outstanding ordinary shares of OctoPlus at an offer price of €0.52 per share. In the second quarter of fiscal 2013, the Company sold its investment and recorded a pre-tax gain of approximately $0.1 million.

The Company has invested a total of $6.5 million in Nexeon, a privately-held West Virginia-based medical technology company, commencing in July 2007 and has recognized losses under the equity method of accounting as well as other-than-temporary impairment losses of $4.1 million in fiscal 2010 and less than $0.1 million in fiscal 2013. In the fourth quarter of fiscal 2013, the Company recognized an other-than-temporary impairment loss based on Nexeon’s capital funding initiatives of approximately $1.0 million. The carrying value of this investment was zero as of September 30, 2014 and 2013.

The total carrying value of cost method investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.

In the fiscal year ended September 30, 2014, the Company recognized revenue of less than $0.1 million and in the fiscal years ended 2013 and 2012, the Company recognized revenue of $0.1 million in each period, respectively, from activity with companies in which it had a strategic investment.

Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer relationships, licenses and trademarks. The Company recorded amortization expense of $0.7 million, $0.7 million and $0.7 million for the years ended September 30, 2014, 2013 and 2012, respectively.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Intangible assets consisted of the following as of September 30 (in thousands):

	2014
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(3,813)	$1,044
Core technology	8.0	530	(475)	55
Patents and other	16.8	2,256	(989)	1,267

Subtotal		7,643	(5,277)	2,366
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(5,277)	$2,946

	2013
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(3,274)	$1,583
Core technology	8.0	530	(409)	121
Patents and other	16.8	2,256	(852)	1,404

Subtotal		7,643	(4,535)	3,108
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(4,535)	$3,688

Based on the intangible assets in service as of September 30, 2014, estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

2015	$731
2016	594
2017	183
2018	137
2019	137

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

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

The two-step impairment test requires SurModics to compare the fair value of the reporting units to which goodwill was assigned to their respective carrying values (Step 1 of the impairment test). In calculating fair value, the Company would use the income approach as its primary indicator of fair value, with the market approach used as a test of reasonableness. The income approach is a valuation technique under which the Company estimates future cash flows using the reporting units’ financial forecasts. Future estimated cash flows would be discounted to their present value to calculate fair value. The market approach establishes fair value by comparing SurModics to other publicly traded guideline companies or by analysis of actual transactions of similar businesses or assets sold. The income approach would be tailored to the circumstances of the Company’s business, and the market approach would be completed to ensure that the results of the income approach are reasonable and in line with comparable companies in the industry. The summation of the Company’s reporting units’ fair values would be compared and reconciled to its market capitalization as of the date of its impairment test.

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

The Company’s reporting units are the In Vitro Diagnostics operations known as its In Vitro Diagnostics unit which contains its BioFX branded products and the SurModics device drug delivery and hydrophilic coatings operations known as the Medical Device unit. Inherent in the determination of fair value of the reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as the Company’s strategic plans with regard to its operations.

The $8.0 million of goodwill at September 30, 2014 and 2013 is related to the In Vitro Diagnostics reporting unit and represents the gross value from the acquisition of BioFX Laboratories, Inc. in 2007. The Company performed its annual impairment test of goodwill (Step 0) as of August 31, 2014, and did not record any goodwill impairment charges during fiscal 2014 as there were no indicators of impairment associated with the In Vitro Diagnostics reporting unit. The Company also did not record any goodwill impairment charges related to the In Vitro Diagnostics reporting unit during fiscal 2013 or 2012.

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

The Company derives its revenue from three primary sources: (1) royalties and license fees from licensing its proprietary drug delivery and surface modification technologies and in vitro diagnostic formats to customers; (2) the sale of reagent chemicals to licensees and the sale of stabilization products, antigens, substrates and surface coatings of microarray slides to the diagnostic and biomedical research markets; and (3) research and commercial development fees generated on customer projects.

Taxes collected from customers and remitted to governmental authorities are excluded from revenue and amounted to $0.1 million for each of the years ended September 30, 2014, 2013 and 2012.

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

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets, with deferred revenue to be recognized beyond one year being classified as non-current deferred revenue. As of September 30, 2014 and 2013, the Company had deferred revenue of $0.3 million and $0.2 million, respectively.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Customer advances are accounted for as a liability until all criteria for revenue recognition have been met.

Customer Concentrations

The Company’s licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. The Company has licenses with a diverse base of customers and certain customers have multiple products using the Company’s technology. Medtronic, Inc. (“Medtronic”) is the Company’s largest customer totaling 19% of consolidated revenue for fiscal 2014. Medtronic has several separately licensed products that generate royalty revenue for SurModics, none of which represented more than 7% of SurModics’ consolidated revenue. No other individual customer using licensed technology constitutes more than 10% of SurModics’ consolidated revenue.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates.

Income Per Share Data

Basic income per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed by dividing income by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s only potentially dilutive common shares are those that result from dilutive common stock options and non-vested stock relating to restricted stock awards, restricted stock units, deferred stock units and performance shares.

The following table sets forth the denominator for the computation of basic and diluted income per share (in thousands):

	2014	2013	2012
Net income from continuing operations available to common shareholders	$12,207	$14,579	$10,129

Basic weighted average shares outstanding	13,632	14,464	17,318
Dilutive effect of outstanding stock options, non-vested restricted stock, restricted stock units and performance shares	244	267	113

Diluted weighted average shares outstanding	13,876	14,731	17,431

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The calculation of weighted average diluted shares outstanding excludes outstanding common stock options associated with the right to purchase 0.5 million, 0.4 million and 0.6 million shares for fiscal 2014, 2013 and 2012, respectively, as their inclusion would have had an antidilutive effect on diluted income per share.

New Accounting Pronouncements

Accounting Standards to be Adopted

In July 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward exists, similar to a tax loss, or tax credit carryforward. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset when a net operating loss carryforward exists, or similar tax loss, or tax credit carryforward, with certain exceptions. This accounting guidance is effective prospectively for the Company beginning in the first quarter of fiscal 2015. The adoption is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In May 2014, the FASB issued new revenue recognition guidance for recognizing revenue from contracts with customers that provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance states that a Company should recognize revenue which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard also requires quantitative and qualitative disclosures about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Additionally, the FASB has provided guidance for transactions that were not previously addressed comprehensively, and improved guidance for multiple-element arrangements. This pronouncement is effective for the Company beginning in fiscal 2018 (October 1, 2017), early adoption is not permitted, and can be adopted by the Company either retrospectively (October 1, 2015) or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new accounting guidance will have on the Company’s results of operations, cash flows and financial position.

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

As part of the Pharma Sale, the Company recorded a loss on the sale in fiscal 2012 of $1.7 million ($1.1 million net of income tax benefit), which was principally related to transaction closing costs. The loss is included in “Loss on sale of discontinued operations, net of income taxes” in the consolidated statements of income.

The following is a summary of the operating results of SurModics Pharmaceuticals discontinued operations for the years ended September 30 (in thousands):

	2014	2013	2012
Total revenue	$—	$—	$5,297

(Loss) income from discontinued operations	$(260)	$1,136	$2,309
Income tax benefit (provision)	84	(548)	(1,133)

(Loss) income from discontinued operations, net of income taxes	$(176)	$588	$1,176

Loss on sale of discontinued operations	$—	$—	$(1,691)
Income tax benefit	—	—	617

Loss on sale of discontinued operations, net of income taxes	$—	$—	$(1,074)

The major classes of assets and liabilities of discontinued operations as of September 30 were as follows (in thousands):

	2014	2013
Other current assets	$16	$46

Current assets of discontinued operations	16	46

Total assets of discontinued operations	$16	$46

Other current liabilities	$45	$139

Current liabilities of discontinued operations	45	139

Total liabilities of discontinued operations	$45	$139

In June 2014, the Company resolved the previously disclosed litigation involving SRI, two of SRI’s former employees and SurModics Pharmaceuticals. Additionally, in September 2014, the Company reached a final settlement with a second inventor, one of SRI’s former employees, of the technology subject to the SRI litigation matter. In connection with the resolution of the litigation, the Company recorded an additional expense, within discontinued operations, of $0.3 million during fiscal 2014. Additionally, in the fourth quarter of fiscal 2014, SurModics submitted a bid of less than $0.1 million related to our indemnification obligations to Evonik related to a contingent consideration matter associated with the PR Pharma intellectual property purchased by Evonik in the Pharma Sale. SurModics was notified in October 2014 that the bid was accepted with a payment made at that time. The assets and liabilities of discontinued operations as of September 30, 2014 include the amount associated with the bid for the legal rights.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

4.	Fair Value Measurements

The accounting guidance on fair value measurements defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The guidance is applicable for all financial assets and financial liabilities and for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Fair value is defined as the exchange price that would be received from selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

Fair Value Hierarchy

Accounting guidance on fair value measurements requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1 — Quoted (unadjusted) prices in active markets for identical assets or liabilities.

The Company’s Level 1 asset consisted of its investment in Intersect ENT (see Note 2 for further information). The fair market value of this investment was based on the quoted price of Intersect ENT shares as traded on the NASDAQ Global Market Stock Exchange.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company’s Level 2 assets consist of money market funds, commercial paper instruments, U.S. Treasury securities, corporate bonds, municipal bonds, U.S. government agency securities, government agency and municipal securities and certain asset-backed and mortgage-backed securities. Fair market values for these assets are based on quoted vendor prices and broker pricing where all significant inputs are observable. The Company performs limited tests of the quoted vendor prices based on available U.S. Treasury security pricing on government websites as a means of validating the third party pricing. To ensure the accuracy of quoted vendor prices and broker pricing, the Company performs regular reviews of investment returns to industry benchmarks and sample tests of individual securities to validate quoted vendor prices with other available market data.

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

There were no Level 3 assets at September 30, 2014 or 2013 and there was no Level 3 activity during fiscal 2014.

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company did not significantly change its valuation techniques from prior periods.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 30, 2014
Assets:
Cash equivalents	$—	$40,100	$—	$40,100
Available-for-sale equity securities	1,550	—	—	1,550
Available-for-sale debt securities:
U.S. government and government agency obligations	—	7,394	—	7,394
Mortgage-backed securities	—	5,545	—	5,545
Municipal bonds	—	1,175	—	1,175
Asset-backed securities	—	2,369	—	2,369
Corporate bonds	—	1,830	—	1,830

Total assets measured at fair value	$1,550	$58,413	$—	$59,963

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

Available-for-sale equity securities — This asset is classified as Level 1 and represents the Company’s investment in Intersect ENT. This investment was valued based on the quoted market price of Intersect ENT shares.

Available-for-sale debt securities — These securities are classified as Level 2 and include various types of debt securities. These securities are valued based on quoted vendor prices in active markets underlying the securities.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s investments in non-marketable securities of private companies are accounted for using the cost method as the Company does not exert significant influence over the investees’ operating or financial activities. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other-than-temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or the Company’s participation in such financings. The Company also assesses the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a potentially lower valuation. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment and are Level 3 inputs.

In the fourth quarter of fiscal 2014, the Company recognized an other-than-temporary impairment loss of $1.2 million based on capital funding initiatives and current operating conditions of ThermopeutiX. See Note 2 for further information.

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

On July 29, 2013, the Company’s Board of Directors authorized the repurchase of up to an additional $20.0 million of the Company’s outstanding common stock through open-market purchases, private transactions, block trades, accelerated share repurchase transactions, tender offers, or by any combination of such methods. Through September 30, 2013, the Company had repurchased 390,353 shares at an average price of $21.71 under the July 2013 authorization. The Company had $11.5 million available for future share repurchases as of September 30, 2013.

During fiscal 2014, the Company repurchased an aggregate of 485,777 shares of common stock for a total of $11.5 million under the July 2013 authorization at an average price of $23.77 per share. The July 2013 authorized amount was used as of September 30, 2014 with a small amount remaining. During fiscal 2013, the Company repurchased an aggregate of 795,643 shares of common stock for a total of $18.8 million under the May 2012, January 2013 and July 2013 authorizations, including $1.0 million associated with open market repurchases at September 30, 2013. During fiscal 2012, the Company repurchased an aggregate of 2,894,253 shares of common stock for a total of $55.0 million under the November 2007 and May 2012 authorizations.

6.	Stock-Based Compensation Plans

The Company has stock-based compensation plans under which it grants stock options, restricted stock awards, performance share awards, restricted stock units and deferred stock units. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period. The Company’s stock-based compensation expenses for the years ended September 30 were allocated to the following expense categories (in thousands):

	2014	2013	2012
Product costs	$16	$22	$35
Research and development	175	180	511
Selling, general and administrative	3,146	2,350	2,125

Total continuing operations	3,337	2,552	2,671
Discontinued operations	—	—	62

Total stock-based compensation expense	$3,337	$2,552	$2,733

As of September 30, 2014, approximately $2.0 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.4 years. Such costs include $0.2 million based on payout levels associated with performance share awards that are currently anticipated to be fully expensed because the performance conditions are expected to be met above the minimum levels for each award period.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Stock Option Awards

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair values of stock options granted during fiscal 2014, 2013 and 2012 were $8.72, $8.69 and $5.26, respectively. The assumptions used as inputs in the model for the years ended September 30 were as follows:

	2014	2013	2012
Risk-free interest rates	1.19%	0.60%	0.82%
Expected life	4.6 years	4.8 years	4.8 years
Expected volatility	45%	49%	50%
Dividend yield	0%	0%	0%

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

Non-qualified stock options are granted at fair market value on the grant date. Non-qualified stock options expire in seven to ten years or upon termination of employment or service as a Board member. Non-qualified stock options granted prior to May 2008 generally become exercisable with respect to 20% of the shares on each of the first five anniversaries following the grant date, and non-qualified stock options granted to the Company’s employees subsequent to April 2008 generally become exercisable with respect to 25% of the shares on each of the first four anniversaries following the grant date. The Company modified non-qualified stock option awards granted to Board members in February 2014, which resulted in acceleration of the stock option vesting period. The modification changed the vesting period to a pro-rata basis over a one-year period from a four-year period and resulted in an increase to stock option expense of $0.5 million in fiscal 2014. Shareholders approved the 2009 Equity Incentive Plan (“2009 Plan”) at the February 8, 2010 Annual Meeting of Shareholders. The 2009 Plan has 1,500,000 shares authorized, plus the number of shares that have not yet been awarded under the 2003 Equity Incentive Plan, or were awarded and subsequently returned to the pool of available shares under the 2003 Equity Incentive Plan pursuant to its terms. At September 30, 2014, there were 1,134,186 shares available for future awards. As of September 30, 2014, the aggregate intrinsic value of the option shares outstanding and option shares exercisable was $3.5 million and $2.6 million, respectively. At September 30, 2014, the average remaining contractual life of options outstanding and options exercisable was 3.5 and 2.9 years, respectively. The total pre-tax intrinsic value of options exercised during fiscal 2014 and 2013 was $1.4 million and $0.1 million, respectively. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period end.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes all stock options activity and stock options outstanding and exercisable under the stock option plans during fiscal 2014, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2011	1,515,188	$25.59
Granted	299,832	12.46
Exercised	(11,379)	10.03
Forfeited	(478,203)	29.76

Outstanding at September 30, 2012	1,325,438	$21.25
Granted	178,924	20.85
Exercised	(10,273)	14.40
Forfeited	(125,105)	33.47

Outstanding at September 30, 2013	1,368,984	$20.13
Granted	138,837	22.71
Exercised	(190,434)	14.42
Forfeited	(106,768)	31.26

Outstanding at September 30, 2014	1,210,619	$20.35

Exercisable at September 30, 2014	845,089	$21.48

The table above includes stock options activity related to discontinued operations, however, there were no stock options outstanding or exercisable related to discontinued operations as of September 30, 2014, 2013 or 2012.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance, these shares are considered to be non-vested shares. The Restricted Stock is released to the key employees if they are employed by the Company at the end of the vesting period. Compensation has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. In addition, in February 2014, the Company granted an award of $0.2 million to the former Chairman of its Board of Directors in connection with his retirement from the Board and in recognition of his contributions to the Company during his years of service. The stock-based compensation table above includes Restricted Stock expenses recognized related to these awards, which totaled $0.2 million, $0.1 million and $0.2 million during fiscal 2014, 2013 and 2012, respectively.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes all restricted stock awards activity during fiscal 2014, 2013 and 2012:

	Number of Shares	Weighted Average Grant Price
Balance at September 30, 2011	72,627	$12.25
Vested	(67,627)	11.52
Forfeited	(1,000)	22.35

Balance at September 30, 2012	4,000	$22.11
Vested	5,234	23.88
Forfeited	(4,000)	22.11

Balance at September 30, 2013	5,234	$23.88
Granted	22,155	22.67
Vested	(7,991)	23.98
Forfeited	(774)	22.58

Balance at September 30, 2014	18,624	$22.45

The table above includes restricted stock awards activity related to discontinued operations, however, there were no restricted stock awards outstanding related to discontinued operations as of September 30, 2014, 2013 or 2012.

Performance Share Awards

The Company has entered into performance share agreements with certain key employees, covering the issuance of common stock (“Performance Shares”). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives, which must be achieved during the performance period. The Performance Shares are not issued and outstanding until the performance objectives are met. Performance objectives selected by the Organization and Compensation Committee of the Board of Directors (the “Committee”) were cumulative earnings per share and cumulative revenue for the three-year performance periods for fiscal 2011 (2011 — 2013), fiscal 2012 (2012 — 2014), fiscal 2013 (2013 — 2015) and fiscal 2014 (2014 — 2016). Assuming that the minimum performance level is attained, the number of shares that may actually vest will vary based on performance from 20% (minimum) to 200% (maximum). Shares will be issued to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The fiscal 2012 awards were finalized in the three months ending December 31, 2014 and resulted in issuance of 98,870 shares (maximum was 124,994) based on the performance objective results. The fiscal 2011 awards were finalized in the three months ended December 31, 2013 and resulted in issuance of 122,053 shares (maximum was 137,066 shares) based on the performance objective results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. Compensation expense is recognized in each period based on management’s best estimate of the achievement level of the specified performance objectives for Performance Shares. In fiscal 2014, the Company recognized expense of $0.6 million related to probable achievement of performance objectives for three-year Performance Shares granted in fiscal 2014, 2013 and 2012. In fiscal 2013, the Company recognized expense of $1.2 million related to probable achievement of performance objectives for three-year Performance Shares granted in fiscal 2013, 2012 and 2011. In fiscal 2012, the Company recognized expense of $1.0 million related to probable achievement of performance objectives for three-year Performance Shares granted in fiscal 2012 and 2011. The Company did not recognize any expense in fiscal 2012 related to three-year Performance Shares granted in fiscal 2010 (4,373 shares) as the performance objectives were not met. The stock-based compensation table above includes the Performance Shares expenses.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The fair values of the Performance Shares, at target, were $0.9 million, $0.9 million and $0.8 million for grants awarded in fiscal 2014, 2013 and 2012, respectively.

The aggregate number of shares that could be awarded to key employees if the minimum, target and maximum performance goals are met, based upon the fair value at the date of grant is as follows:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
Fiscal 2012 — 2014	12,499	62,497	98,093
Fiscal 2013 — 2015	8,551	42,753	85,506
Fiscal 2014 — 2016	7,861	39,303	78,606

The Fiscal 2012 — 2014 awards were finalized in December 2014 at 98,093 shares based on performance objectives and actual results.

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of September 30, 2014 and 2013, there were less than $0.1 million of employee contributions in each period included in accrued liabilities in the consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan totaled $0.1 million, $0.1 million and less than $0.1 million, during fiscal 2014, 2013 and 2012, respectively. The stock-based compensation table above includes the Stock Purchase Plan expenses.

Restricted Stock and Deferred Stock Units

The Company has awarded a total of 24,834 restricted stock units (“RSU”) in fiscal 2014 and 2013 under the 2009 Equity Incentive Plan to non-employee directors with forfeiture of 3,417 RSUs in fiscal 2014. The Company modified the RSU awards granted to Board members in February 2014, which resulted in acceleration of the RSU award vesting period. The modification changed the vesting period to a pro-rata basis over a one-year period from a three-year period and resulted in an increase to RSU award expense of $0.2 million in fiscal 2014. RSU awards are not considered issued or outstanding common stock of the Company until they vest. The estimated fair value of the RSU awards was calculated based on the closing market price of SurModics’ common stock on the date of grant. Compensation expense has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. The stock-based compensation table above includes RSU expenses recognized related to these awards, which totaled $0.4 million and $0.1 million for fiscal 2014 and 2013, respectively.

Directors can also elect to receive their annual fees for services to the Board in deferred stock units (“DSUs”). Certain directors elected this option beginning on January 1, 2013 which has resulted in 12,843 units issued with a total value of $242,000. These DSUs are fully vested. The stock-based compensation table above includes DSU expenses recognized related to these awards, which totaled $0.1 million in both fiscal 2014 and 2013.

7.	Restructuring Charges

During the fiscal year ended September 30, 2014, the Company did not incur any restructuring charges. The restructuring charge for fiscal 2013 described below has been presented separately as restructuring charges in the consolidated statements of income.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

The following table summarizes the restructuring accrual activity (in thousands):

	Employee Severance and Benefits	Facility- Related Costs	Total
Balance at September 30, 2011	$730	$250	$980
Accruals during the year	—	—	—
Cash payments	(720)	(68)	(788)

Balance at September 30, 2012	10	182	192
Accrual/(reversal) during the year	534	(58)	476
Cash payments	(145)	(107)	(252)

Balance at September 30, 2013	399	17	416
Accrual/(reversal) during the year	(20)	(2)	(22)
Cash payments	(379)	(15)	(394)

Balance at September 30, 2014	$—	$—	$—

8.	Revolving Credit Facility

On November 4, 2013, the Company entered into a three-year $20.0 million secured revolving credit facility. The Company’s obligations under the credit facility are secured by substantially all of its and its subsidiaries’ assets, other than intellectual property and real estate. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus a margin ranging from 1.375% to 2.00% based on the Company’s leverage ratio. A facility fee is payable on unused commitments at a rate of 0.20% per annum. In connection with the credit facility, the Company is required to maintain certain financial covenants related to a maximum leverage ratio and a minimum EBITDA amount and to comply with nonfinancial covenants. As of September 30, 2014, the Company has no debt outstanding and was in compliance with all financial covenants.

On November 5, 2014, the credit facility was amended and modified to increase the size of stock repurchases that may be effected by the Company to $30.0 million without the consent of the lender.

9.	Income Taxes

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

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Income taxes from continuing operations in the accompanying consolidated statements of income for the fiscal years ended September 30 are as follows (in thousands):

	2014	2013	2012
Current provision:
Federal	$6,470	$6,048	$6,615
State and foreign	147	225	290

Total current provision	6,617	6,273	6,905

Deferred (benefit) provision :
Federal	(347)	(552)	(835)
State	(5)	60	107

Total deferred benefit	(352)	(492)	(728)

Total provision	$6,265	$5,781	$6,177

The reconciliation of the difference between amounts calculated at the statutory U.S. federal tax rate of 35% for the fiscal years ended September 30 and the Company’s effective tax rate from continuing operations is as follows (in thousands):

	2014	2013	2012
Amount at statutory U.S. federal income tax rate	$6,465	$7,126	$5,707
Change because of the following items:
State income taxes, net of federal benefit	118	278	236
Stock-based compensation	21	25	36
Valuation allowance change	120	(699)	303
Tax reserve release	(121)	(128)	(77)
Federal manufacturing deduction	(235)	(266)	(220)
Federal research and development credit	(67)	(324)	—
Other	(36)	(231)	192

Income tax provision	$6,265	$5,781	$6,177

The federal research and development credit for fiscal 2014 includes the benefit generated for the period from October 1, 2013 to December 31, 2013 prior to the expiration of the benefit. The federal research and development credit for fiscal 2013 above includes $0.2 million related to a retroactive 2012 U.S. research and development tax credit for the period from January 1, 2012 to December 31, 2012 which was recognized in fiscal 2013 as a discrete tax benefit resulting from the January 2013 signing of the American Taxpayer Relief Act of 2012.

The Company recorded an income tax benefit from discontinued operations of $0.1 million in fiscal 2014, an income tax expense of $0.5 million in fiscal 2013, an income tax expense of $1.1 million in fiscal 2012 and an income tax benefit of $0.6 million associated with the sale of discontinued operations assets in fiscal 2012.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of deferred income taxes consisted of the following as of September 30 and result from differences in the recognition of transactions for income tax and financial reporting purposes (in thousands):

	2014	2013
Depreciable assets	$1,612	$1,271
Deferred revenue	101	74
Accruals and reserves	324	353
Stock-based compensation	4,373	4,220
Impaired strategic investments	3,674	3,253
Unrealized gains on investments	(550)	(29)
Capital loss carryforward	1,650	1,962
Other	764	733
Valuation allowance	(4,836)	(5,293)

Total deferred tax assets	7,112	6,544
Less current deferred tax assets	(394)	(506)

Noncurrent deferred tax assets	$6,718	$6,038

In fiscal 2014 and 2013, the Company recorded a net reversal of deferred tax asset valuation allowances of $0.5 million and $1.2 million, respectively, related to gains on the sales of certain strategic investments as well as capital loss carrybacks partially offset by recognition of valuation allowances associated with potential capital losses created by the impairment of certain of the Company’s strategic investments. In fiscal 2012 the Company recorded a valuation allowance of $0.3 million related to deferred tax assets associated with potential capital losses created by the impairment of certain of the Company’s strategic investments.

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to accounting guidance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Beginning of fiscal year	$1,300	$1,435	$1,564
Increases in tax positions for prior years	43	27	5
Decreases in tax positions for prior years	(1)	(278)	(3)
Increases in tax positions for current year	149	122	72
Lapse of the statute of limitations	(275)	(6)	(203)

End of fiscal year	$1,216	$1,300	$1,435

The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of September 30, 2014, 2013 and 2012, respectively, are $0.9 million, $1.0 million and $1.0 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months with the above balances classified on the consolidated balance sheets in other long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of September 30, 2014, 2013 and 2012, a gross balance of $0.6 million, $0.7 million and $0.8 million, respectively, has been accrued related to the unrecognized tax benefits balance for interest and penalties.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examina-

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

tion. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax return for fiscal 2012 in the first quarter of fiscal 2014. The examination was completed in the fourth quarter of fiscal 2014 with an insignificant payment made associated with a timing adjustment. The IRS also commenced an examination of the U.S. income tax return for fiscal 2010 in the first quarter of fiscal 2012. The IRS completed its examination in the third quarter of fiscal 2012 and an insignificant payment was made in the fourth quarter of fiscal 2012 associated with a timing adjustment. U.S. income tax returns for years prior to fiscal 2011 are no longer subject to examination by federal tax authorities. For tax returns for state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2004.

10.	Defined Contribution Plan

The Company has a 401(k) retirement and savings plan for the benefit of qualifying employees. The Company matches 50% of employee contributions on the first 6% of eligible compensation. Company contributions totaling $0.2 million have been expensed in each of the years ended September 30, 2014, 2013 and 2012, respectively.

11.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

Amounts reclassified out of AOCI totaled $0.1 million and $0.2 million on a pre-tax basis for the fiscal years ended September 30, 2014 and 2013, respectively. The amounts reclassified out of AOCI are associated with unrealized gains on available-for-sale securities that were realized on the sale of the securities and are presented in other income, net in the consolidated statements of income.

12.	Commitments and Contingencies

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

Southern Research Institute (“SRI”) Litigation. On July 31, 2009, SurModics Pharmaceuticals was named as a defendant in litigation pending in the circuit court of Jefferson County, Alabama, between SRI and two of SRI’s former employees (the “Plaintiffs”). In the litigation, the Plaintiffs alleged that they contributed to or invented certain intellectual property while they were employed at SRI, and pursuant to SRI’s policies then in effect, they were entitled to, among other things, a portion of the purchase price consideration paid by the Company to SRI as part of the Company’s acquisition of SurModics Pharmaceuticals pursuant to a stock purchase agreement made effective on July 31, 2007 (the “Stock Purchase Agreement”). The Plaintiffs also alleged that they were entitled to a portion of the intellectual property income derived from license agreements with certain customers of SurModics Pharmaceuticals that make use of patents to which the Plaintiffs invented or contributed (the “royalty claim”). Following the Pharma Sale, the Company remains responsible for this litigation and has agreed to indemnify Evonik against certain losses, including those that may be incurred in connection with this litigation. In April 2014, the Alabama court granted summary judgment in favor of the Company and SRI dismissing (a) all of the claims of one of the Plaintiffs, and (b) the claims of the remaining Plaintiff relating to the purchase price claim. In connection with the royalty claim, the Alabama court concluded that two license agree-

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

ments that were entered into with certain customers of SurModics Pharmaceuticals resulted in intellectual property income and that the remaining Plaintiff was entitled to a portion of such income. In June 2014, the Company entered into agreements with the Plaintiffs resolving the litigation. Additionally, in September 2014, the Company reached a final settlement with a non-party inventor, one of SRI’s former employees. In connection with the resolution of the litigation, the Company recorded an additional expense, within discontinued operations, of $0.1 million in June 2014 and an additional $0.1 million in September 2014.

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

InnoRx, Inc. In January 2005, the Company entered into a merger agreement whereby SurModics acquired all of the assets of InnoRx, Inc. (“InnoRx”), an early stage company developing drug delivery devices and therapies for the ophthalmology market. SurModics will be required to issue up to approximately 480,059 additional shares of its common stock to the stockholders of InnoRx upon the successful completion of the remaining development and commercial milestones involving InnoRx technology acquired in the transaction. The Company has not recorded any accrual for this contingency as of September 30, 2014 as the milestones have not been achieved and the probability of achievement is low.

InnoCore Technologies BV. In March 2006, the Company entered into a license agreement whereby SurModics obtained an exclusive license to a drug delivery coating for licensed products within the vascular field which included peripheral, coronary and neurovascular biodurable stent product. The license requires an annual minimum payment of 200,000 euros (equivalent to $254,000 using a euro to US $ exchange rate of 1.2682 as of September 30, 2014) until the last patent expires which is currently estimated to be September 2027. The total minimum future payments associated with this license are approximately $3.3 million. The license is currently utilized with one of SurModics’ drug delivery customers.

PR Pharmaceuticals, Inc. In November 2008, SurModics Pharmaceuticals acquired certain contracts and assets of PR Pharma to enhance its portfolio of drug delivery technologies for the pharmaceutical and biotechnology industries. The Company agreed to indemnify Evonik, for a period of five years, for up to $2.5 million of contingent consideration obligations owed to the sellers of PR Pharma related to a future patent issuance milestone when it sold substantially all of the SurModics Pharmaceuticals assets to Evonik on November 17, 2011. In the fourth quarter of fiscal 2014, SurModics submitted a bid of less than $0.1 million related to our

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

indemnification obligations to Evonik related to a contingent consideration matter associated with the PR Pharma intellectual property purchased by Evonik in the Pharma Sale. SurModics was notified in October 2014 that the bid was accepted with a payment made at that time.

Operating Leases. The Company leases certain facilities under noncancelable operating lease agreements. Rent expense for the years ended September 30, 2014, 2013 and 2012 was $0.1 million for each period. Annual commitments pursuant to operating lease agreements are as follows (in thousands):

Year Ended September 30,
2015	$64
2016	16

Total minimum lease payments	$80

13.	Operating Segment Information

The accounting standards for reporting information about operating segments define operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, who is the Company’s Chief Executive Officer, in deciding how to allocate resources and in assessing performance. For financial accounting and reporting purposes, the Company reports its results for the two reportable segments as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device, with end markets that include coronary, peripheral, and neuro-vascular, and urology, among others, and (2) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications, with products that include protein stabilization reagents, substrates, antigens and surface coatings.

The tables below present segment revenue, operating income from continuing operations and depreciation and amortization, for the years ended September 30, as follows (in thousands):

	2014	2013	2012
Revenue:
Medical Device	$43,068	$41,153	$37,883
In Vitro Diagnostics	14,371	14,979	14,045

Total revenue	$57,439	$56,132	$51,928

Operating income (loss):
Medical Device	$22,636	$21,164	$18,431
In Vitro Diagnostics	3,459	4,222	4,542

Total segment operating income	26,095	25,386	22,973
Corporate	(7,519)	(6,566)	(6,631)

Total operating income from continuing operations	$18,576	$18,820	$16,342

Depreciation and amortization:
Medical Device	$1,136	$1,255	$1,414
In Vitro Diagnostics	850	864	774
Corporate	729	767	741

Total depreciation and amortization	$2,715	$2,886	$2,929

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Corporate segment results above for fiscal 2014 include increased stock option expense of $0.9 million related to a modification of awards granted to Board members and an award granted to the former Chairman of the Board in connection with his retirement from the Board.

Corporate segment results above for fiscal 2013 include restructuring charges of $0.5 million and recovery of legal fees associated with the SRI litigation of $1.0 million.

Corporate segment results above for fiscal 2012 include costs of $0.5 million associated with the “modified Dutch auction” tender offer.

Asset information by segment is not presented because the Company does not provide its chief operating decision maker assets by segment, as the data is not readily available.

Major Customers

Revenue from customers that equaled or exceeded 10% of total revenue was as follows for the years ended September 30:

	2014	2013	2012
Medtronic	19%	19%	19%

The revenue from the customer listed is derived from two primary sources: licensing and product sales.

Geographic Revenue

Geographic revenue was as follows for the years ended September 30:

	2014	2013	2012
Domestic	78%	79%	79%
Foreign	22%	21%	21%

14.	Subsequent Events

On November 5, 2014, the Company’s Board of Directors authorized it to repurchase up to $30 million of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorization has no fixed expiration date.

On November 11, 2014, the Company entered into an accelerated share repurchase program with Wells Fargo Bank, National Association. In connection with the agreement, the Company made an initial $20.0 million payment to the bank and immediately received an initial delivery of 758,143 shares of its common stock with a fair value of $16.0 million as of the purchase date. Effective as of the date of the initial share purchase, the transaction was accounted for as a share retirement, resulting in a reduction of common stock, additional paid-in capital, and retained earnings of less than $0.1 million, $2.7 million and $13.3 million, respectively. The remaining $4.0 million of the Company’s initial payment will be reported as a reduction in retained earnings. Based on the facts associated with the agreement, the forward contract is indexed to the Company’s common stock and meets the U.S. GAAP requirements to be classified as permanent equity. As long as the forward contract continues to meet the requirements to be classified as permanent equity, the Company will not record future changes in its fair value. The Company expects it will continue to meet those requirements through the settlement date.

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The agreement expires in the fourth quarter of fiscal 2015; however the bank has the right to accelerate the end of the purchase period. Upon settlement of the contract, the Company will adjust common stock, as well as either additional paid-in capital or retained earnings, as appropriate, to reflect the final settlement amount. The specific number of shares that the Company will ultimately purchase under the accelerated share purchase agreement will be based on the volume weighted average price (“VWAP”) of the Company’s common stock during the purchase period, less an agreed upon discount. The maximum amount of shares of common stock the Company can be required to issue to settle the agreement cannot exceed 1,870,907. The Company has sufficient authorized and unissued shares available to deliver the maximum share amount. For every $1.00 increase or decrease in the Company’s VWAP, based on a closing stock price of $21.38 on November 11, 2014, the settlement amount will change by approximately 45,000 shares.

15.	Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results for the years ended September 30, 2014 and 2013 (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2014
Total revenue	$13,883	$13,604	$14,616	$15,336
Operating income from continuing operations	4,329	3,480	5,333	5,434
Income from continuing operations	3,630	2,459	3,674	2,444
Loss from discontinued operations	—	—	(76)	(100)
Net income	3,630	2,459	3,598	2,344
Basic income (loss) per share(1):
Continuing operations	0.26	0.18	0.27	0.18
Discontinued operations	0.00	0.00	(0.01)	(0.01)
Net income	0.26	0.18	0.26	0.17
Diluted income (loss) per share(1):
Continuing operations	0.26	0.18	0.27	0.18
Discontinued operations	0.00	0.00	(0.01)	(0.01)
Net income	0.26	0.18	0.26	0.17
Fiscal 2013
Total revenue	$13,851	$13,695	$14,289	$14,297
Operating income from continuing operations	4,877	4,129	4,238	5,576
Income from continuing operations	4,248	3,420	3,178	3,733
Income (loss) from discontinued operations	—	682	(47)	(47)
Net income	4,248	4,102	3,131	3,686
Basic income (loss) per share(1):
Continuing operations	0.29	0.23	0.22	0.26
Discontinued operations	0.00	0.05	0.00	0.00
Net income	0.29	0.28	0.22	0.26
Diluted income (loss) per share(1):
Continuing operations	0.29	0.23	0.22	0.26
Discontinued operations	0.00	0.05	0.00	0.00
Net income	0.29	0.28	0.21	0.26

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(1)	The sum of the quarterly income (loss) per share amounts may not equal the annual income (loss) per share total because of changes in the weighted average number of shares outstanding that occurred during the year.

In the fourth quarter of fiscal 2014, the Company recorded a $1.2 million impairment loss on strategic investments.

In the second quarter of fiscal 2014, the Company recorded a $0.9 million stock-based compensation expense related to modification of Board of Directors options and awards vesting periods and an award granted to the former Chairman of the Board in connection with his retirement from the Board.

In the first quarter of fiscal 2014, the Company recorded a gain of $0.7 million associated with contingent consideration paid associated with the sale of a strategic investment.

In the fourth quarter of fiscal 2013, the Company recorded a $0.5 million restructuring charge in connection with the reorganization announced in September 2013. The Company also recorded a $1.0 million recovery of legal fees associated with the SRI litigation.

In the first quarter of fiscal 2013, the Company recorded a $1.2 million gain associated with the sale of a strategic investment.