Form 10-Q
period 2014-12-31
SURMODICS INC
filed 2015-02-04
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of January 30, 2015 was 12,939,333.

EX-10.3

EX-10.4

EX-10.5

EX-12

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCMENT

EX-101 LABEL LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SurModics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2014	September 30, 2014
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$26,560	$43,511
Available-for-sale securities	4,125	3,040
Accounts receivable, net of allowance for doubtful accounts of $30 and $42 as of December 31, 2014 and September 30, 2014, respectively	4,442	4,751
Inventories	2,829	2,817
Deferred tax assets	360	394
Prepaids and other	712	751
Current assets of discontinued operations	—	16

Total Current Assets	39,028	55,280
Property and equipment, net	12,674	13,133
Available-for-sale securities	16,933	16,823
Deferred tax assets	5,741	6,718
Intangible assets, net	2,760	2,946
Goodwill	8,010	8,010
Other assets, net	1,979	1,979

Total Assets	$87,125	$104,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,529	$1,028
Accrued liabilities:
Compensation	902	2,061
Accrued other	1,056	881
Deferred revenue	52	52
Current liabilities of discontinued operations	—	45

Total Current Liabilities	3,539	4,067
Deferred revenue, less current portion	213	226
Other long-term liabilities	1,722	1,845

Total Liabilities	5,474	6,138

Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 12,938,433 and 13,606,545 shares issued and outstanding, respectively	647	680
Additional paid-in capital	729	2,662
Accumulated other comprehensive income	446	1,528
Retained earnings	79,829	93,881

Total Stockholders’ Equity	81,651	98,751

Total Liabilities and Stockholders’ Equity	$87,125	$104,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

	Three Months Ended December 31,
	2014	2013
(In thousands, except per share data)	(Unaudited)
Revenue:
Royalties and license fees	$7,275	$7,465
Product sales	5,847	5,400
Research and development	1,083	1,018

Total revenue	14,205	13,883

Operating costs and expenses:
Product costs	1,902	2,004
Research and development	3,576	3,699
Selling, general and administrative	3,693	3,851

Total operating costs and expenses	9,171	9,554

Operating income	5,034	4,329

Other income:
Investment income, net	57	86
Gain on sale of strategic investment	—	681
Other losses, net	(7)	—

Other income	50	767

Income before income taxes	5,084	5,096
Income tax provision	(1,470)	(1,466)

Net income	$3,614	$3,630

Basic net income per share	$0.27	$0.26
Diluted net income per share	$0.27	$0.26

Weighted average number of shares outstanding:
Basic	13,225	13,756
Diluted	13,423	14,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended December 31,
	2014	2013
(In thousands)	(Unaudited)
Net income	$3,614	$3,630
Other comprehensive loss, net of tax:
Unrealized holding losses on available-for-sale securities arising during the period	(1,089)	(33)
Reclassification adjustment for realized losses included in net income	7	—

Other comprehensive loss	(1,082)	(33)

Comprehensive income	$2,532	$3,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2014	2013
(in thousands)	(Unaudited)
Operating Activities:
Net income	$3,614	$3,630
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	683	697
Stock-based compensation	525	813
Deferred tax	1,025	395
Loss (gain) on sales of available-for-sale securities, net and strategic investment	7	(681)
Excess tax benefit from stock-based compensation plans	(453)	(690)
Other	(39)	—
Change in operating assets and liabilities:
Accounts receivable	309	222
Inventories	(12)	496
Prepaids and other	(34)	62
Accounts payable and accrued liabilities	(508)	(1,641)
Income taxes	413	947

Net cash provided by operating activities from continuing operations	5,530	4,250

Investing Activities:
Purchases of property and equipment	(41)	(56)
Cash proceeds from sales of property and equipment	41	—
Purchases of available-for-sale securities	(3,252)	(2,938)
Sales and maturities of available-for-sale securities	973	2,867
Cash transferred to discontinued operations	(45)	(13)
Cash received from sale of a strategic investment	—	681

Net cash (used in) provided by investing activities from continuing operations	(2,324)	541

Financing Activities:
Excess tax benefit from stock-based compensation plans	453	690
Issuance of common stock	115	61
Repurchase of common stock	(20,000)	(9,424)
Purchase of common stock to pay employee taxes	(725)	(1,097)

Net cash used in financing activities from continuing operations	(20,157)	(9,770)

Net cash used in continuing operations	(16,951)	(4,979)

Discontinued Operations:
Net cash used in operating activities	(45)	(13)
Net cash provided by financing activities	45	13

Net cash provided by discontinued operations	—	—

Net change in cash and cash equivalents	(16,951)	(4,979)
Cash and Cash Equivalents:
Beginning of period	43,511	15,495

End of period	$26,560	$10,516

Supplemental Information:
Cash paid for income taxes	$31	$124
Noncash transactions – acquisition of property and equipment on account	$12	$123
Noncash transactions – share repurchase accrual	$—	$513
Noncash transactions – issuance of shares associated with long-term incentive plan	$2,063	$2,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended December 31, 2014

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, needed to fairly present the financial results of SurModics, Inc. and subsidiaries (“SurModics” or the “Company”) for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the entire 2015 fiscal year.

In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. These unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements for the fiscal year ended September 30, 2014, and footnotes thereto included in the Company’s Form 10-K as filed with the SEC on December 5, 2014.

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

New Accounting Pronouncements

Accounting Standards to be Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition guidance for recognizing revenue from contracts with customers that provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance states that a company should recognize revenue which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard also requires quantitative and qualitative disclosures about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Additionally, the FASB has provided guidance for transactions that were not previously addressed comprehensively, and improved guidance for multiple-element arrangements. This pronouncement is effective for the Company beginning in fiscal 2018 (October 1, 2017), early adoption is not permitted, and can be adopted by the Company either retrospectively (October 1, 2015) or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new accounting guidance will have on the Company’s results of operations, cash flows and financial position.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

3.	Discontinued Operations

Beginning with the first quarter of fiscal 2012, the results of operations, cash flows, assets and liabilities of SurModics Pharmaceuticals, Inc. (“SurModics Pharmaceuticals”), which were previously reported in the Pharmaceuticals segment as a separate operating segment, are classified as discontinued operations. There was no condensed consolidated statement of income impact associated with discontinued operations for the three months ended December 31, 2014 and 2013. Total assets and liabilities of discontinued operations were zero as of December 31, 2014 and insignificant as of September 30, 2014.

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

The Company’s Level 1 assets consisted of its investment in Intersect ENT, Inc. (“Intersect ENT”) and certain U.S. government and government agency obligations. The fair market value of the Intersect ENT investment was based on the quoted price of Intersect ENT shares as traded on the NASDAQ Global Market Stock Exchange. The fair market value of certain U.S. government and government agency obligations were based on observable prices in highly active treasury and agency security markets for identical securities.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company’s Level 2 assets consist of money market funds, commercial paper instruments, certain U.S. Treasury securities, corporate bonds, municipal bonds, certain U.S. government agency securities, government agency and municipal securities and certain asset-backed and mortgage-backed securities. Fair market values for these assets are based on quoted vendor prices and broker pricing where all significant inputs are observable. The Company performs limited tests of the quoted vendor prices based on available U.S. government security pricing on government websites as a means of validating the third party pricing. To ensure the accuracy of quoted vendor prices and broker pricing, the Company performs regular reviews of investment returns to industry benchmarks and sample tests of individual securities to validate quoted vendor prices with other available market data.

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

There were no Level 3 assets at December 31, 2014, September 30, 2014 or December 31, 2013 and there was no Level 3 activity in each of the first quarters of fiscal 2015 and fiscal 2014.

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company changed its valuation techniques from prior periods in the first quarter of fiscal 2015 to classify certain U.S. government and government agency obligations as Level 1 based on observable prices in highly active treasury and agency security markets for identical securities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2014
Assets:
Cash equivalents	$—	$22,373	$—	$22,373
Available-for-sale equity securities	464	—	—	464
Available-for-sale debt securities:
U.S. government and government agency obligations	8,048	2,183	—	10,231
Mortgage-backed securities	—	5,376	—	5,376
Municipal bonds	—	895	—	895
Asset-backed securities	—	2,262	—	2,262
Corporate bonds	—	1,830	—	1,830

Total assets measured at fair value	$8,512	$34,919	$—	$43,431

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

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

Available-for-sale equity securities — This asset is classified as Level 1 and represents the Company’s investment in Intersect ENT. This investment is valued based on the quoted market price of Intersect ENT shares.

Available-for-sale debt securities — These securities are classified as Level 1 or Level 2 and include various types of debt securities. These securities are valued based on quoted vendor prices in active markets underlying the securities.

5.	Investments

Investments consist principally of U.S. government and government agency obligations, mortgage-backed securities and corporate and municipal securities and are classified as available-for-sale at December 31, 2014 and September 30, 2014. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from the condensed consolidated statements of income and reported in the condensed consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the condensed consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income. This adjustment results in a new cost basis for the investment. Investments for which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. When an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity occurs, the Company writes down the security to fair value with a corresponding adjustment to other income. Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in other income. Realized gains and losses from the sales of debt securities, which are included in other income, are determined using the specific identification method.

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities as of December 31, 2014 and September 30, 2014 were as follows:

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$10,228	$13	$(10)	$10,231
Mortgage-backed securities	5,402	51	(77)	5,376
Municipal bonds	895	3	(3)	895
Asset-backed securities	2,265	2	(5)	2,262
Corporate bonds	1,827	5	(2)	1,830
Equity securities	2	462	—	464

Total	$20,619	$536	$(97)	$21,058

	September 30, 2014
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$7,397	$12	$(15)	$7,394
Mortgage-backed securities	5,576	43	(74)	5,545
Municipal bonds	1,173	5	(3)	1,175
Asset-backed securities	2,370	3	(4)	2,369
Corporate bonds	1,829	6	(5)	1,830
Equity securities	2	1,548	—	1,550

Total	$18,347	$1,617	$(101)	$19,863

As of December 31, 2014 and September 30, 2014, the Company concluded that the unrealized losses related to the available-for-sale securities shown above were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of their amortized cost.

The amortized cost and fair value of available-for-sale debt securities, by contractual maturity, at December 31, 2014 were as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Debt securities due within:
One year	$3,655	$3,662
One to five years	11,151	11,148
Five years or more	5,811	5,784

Total	$20,617	$20,594

The following table summarizes sales of available-for-sale debt securities:

	Three months ended December 31
(Dollars in thousands)	2014	2013
Proceeds from sales	$973	$2,867
Gross realized gains	$—	$—
Gross realized losses	$(7)	$—

6.	Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead, with cost of product sales determined on a first-in, first-out basis. Inventories consisted of the following components:

(Dollars in thousands)	December 31, 2014	September 30, 2014
Raw materials	$1,097	$1,056
Finished products	1,732	1,761

Total	$2,829	$2,817

7.	Other Assets

Other assets consist principally of strategic investments as follows:

(Dollars in thousands)	December 31, 2014	September 30, 2014
CeloNova BioSciences, Inc.	$1,500	$1,500
ViaCyte, Inc.	479	479

Other assets, net	$1,979	$1,979

The Company accounts for all of its strategic investments under the cost method as of December 31, 2014 and September 30, 2014.

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

Intangible assets consist principally of acquired patents and technology, customer relationships, licenses and trademarks. For the three months ended December 31, 2014 and 2013, the Company recorded amortization expense of $0.2 million for each period.

Intangible assets consisted of the following:

	December 31, 2014
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(3,948)	$909
Core technology	8.0	530	(491)	39
Patents and other	16.8	2,256	(1,024)	1,232

Subtotal		7,643	(5,463)	2,180
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(5,463)	$2,760

	September 30, 2014
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(3,813)	$1,044
Core technology	8.0	530	(475)	55
Patents and other	16.8	2,256	(989)	1,267

Subtotal		7,643	(5,277)	2,366
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(5,277)	$2,946

Based on the intangible assets in service as of December 31, 2014, estimated amortization expense for the remainder of fiscal 2015 and each of the next five fiscal years is as follows (Dollars in thousands):

Remainder of 2015	$546
2016	594
2017	183
2018	137
2019	137
2020	137

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

The $8.0 million of goodwill at December 31, 2014 and September 30, 2014 is related to the In Vitro Diagnostics reporting unit and represents the gross value from the acquisition of BioFX Laboratories, Inc. (“BioFX”) in 2007. The goodwill was not impaired based on the outcome of the fiscal 2014 annual impairment test, and there have been no events or circumstances that have occurred in the first quarter of fiscal 2015 associated with the In Vitro Diagnostics reporting unit to indicate that the goodwill should be impaired.

10.	Stock-based Compensation Plans

The Company has stock-based compensation plans under which it grants stock options, restricted stock awards, performance share awards, restricted stock units and deferred stock units. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period.

The Company’s stock-based compensation expenses were allocated to the following expense categories:

	Three months ended December 31
(Dollars in thousands)	2014	2013
Product costs	$7	$4
Research and development	61	52
Selling, general and administrative	457	757

Total	$525	$813

As of December 31, 2014, approximately $2.9 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.3 years. The unrecognized compensation costs above include $0.2 million based on payout levels associated with performance share awards that are currently anticipated to be expensed because the performance conditions are expected to be met at or above minimum threshold levels.

Stock Option Awards

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair values of stock options granted during the three months ended December 31, 2014 and 2013 were $7.22 and $8.80, respectively. The assumptions used as inputs in the model were as follows:

	Three months ended December 31
	2014	2013
Risk-free interest rates	1.4%	1.2%
Expected life (years)	4.5	4.6
Expected volatility	43.3%	45.1%
Dividend yield	0.0%	0.0%

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

Non-qualified stock options are granted at fair market value on the date of grant. Non-qualified stock options expire in seven to ten years or upon termination of employment or service as a Board member. With respect to members of our Board, non-qualified stock options generally become exercisable on a pro-rata basis within the one-year period following the date of grant. With respect to our employees, non-qualified stock options generally become exercisable with respect to 25% of the shares on each of the first four anniversaries following the grant date.

The total pre-tax intrinsic value of options exercised during the three months ended December 31, 2014 and 2013 was $0.1 million and $0.5 million, respectively. The intrinsic value represents the difference between the average exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period end.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance these shares are considered to be non-vested shares. The Restricted Stock is released to key employees if they are employed by the Company at the end of the vesting period. Compensation has been recognized for the estimated fair value of the common shares and is being expensed over the vesting term. The stock-based compensation table above includes Restricted Stock expenses recognized related to these awards, which totaled less than $0.1 million in each of the three months ended December 31, 2014 and 2013, respectively.

Performance Share Awards

The Company has entered into performance share agreements with certain key employees and executives, covering the issuance of common stock (“Performance Shares”). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives (which may include financial or project objectives), which must be achieved during the performance period. The Organization and Compensation Committee of the Board of Directors (the “Committee”) approves the performance objective used for our executive compensation programs, which objectives were cumulative earnings per share and cumulative revenue for the three-year performance periods for fiscal 2012 (2012 – 2014), fiscal 2013 (2013 – 2015), fiscal 2014 (2014 – 2016), and cumulative revenue and cumulative EBITDA for fiscal 2015 (2015 – 2017). Assuming that the minimum performance level is attained, the number of shares that may actually vest will vary based on performance from 20% (minimum) to 200% (maximum) of the target number of shares. Shares will be issued to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The fiscal 2012 awards were finalized in the three months ended December 31, 2014 and resulted in issuance of 98,093 shares (maximum was 124,994 shares) based on the performance objectives and actual results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. Compensation is recognized in each period based on management’s best estimate of the achievement level of actual results compared with the specified performance objectives for Performance Shares. For the three months ended December 31, 2014 and 2013, the Company recognized expense of less than $0.1 million and $0.3 million, respectively. The stock-based compensation table above includes the Performance Shares expenses.

The fair values of the Performance Shares, at target, were $0.9 million in each fiscal year for grants awarded in fiscal 2015, 2014 and 2013, respectively.

The aggregate number of shares that could be awarded to our executives if the minimum, target and maximum performance goals are met, based upon the fair value at the date of grant is as follows:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
Fiscal 2013 - 2015	8,551	42,753	85,506
Fiscal 2014 - 2016	7,861	39,303	78,606
Fiscal 2015 - 2017	8,440	42,199	84,398

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of December 31, 2014 and September 30, 2014, there was $0.1 million and less than $0.1 million of employee contributions, respectively, included in accrued liabilities in the condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three months ended December 31, 2014 and 2013 totaled less than $0.1 million in each period. The stock-based compensation table above includes the Stock Purchase Plan expenses.

Restricted Stock and Deferred Stock Units

In the quarter ended December 31, 2014, the Company awarded 10,678 restricted stock units (“RSU”), and has cumulatively awarded 35,512 RSUs to non-employee directors since fiscal 2013 under the 2009 Equity Incentive Plan. There were no forfeitures or issuances in the three months ended December 31, 2014, with forfeitures of 3,417 RSUs and issuance of 2,183 shares of common stock to departed non-employee directors in fiscal 2014. The RSU awards vest on a pro-rata basis over a one-year period. RSU awards are not considered as issued or outstanding common stock of the Company until shares are issued to a non-employee director upon retirement from the Board of Directors. The estimated fair value of the RSU awards was determined based on the closing market price of SurModics’ common stock on the date of grant. Compensation expense has been recognized for the estimated fair value of the common shares and is being expensed over the vesting term. The stock-based compensation table above includes RSU expenses recognized related to these awards, which totaled less than $0.1 million for each of the three months ended December 31, 2014 and 2013.

Directors can also elect to receive their cash retainers for services to the Board of Directors and its committees in deferred stock units (“DSU”). Certain directors elected this option beginning on January 1, 2013, with deferral elections made annually, which has resulted in 1,554 units issued with a total value of $34,000 in the three months ended December 31, 2014. These DSUs are fully vested. The stock-based compensation table above includes DSU expenses recognized related to these awards, which totaled less than $0.1 million and $0.1 million for the three months ended December 31, 2014 and 2013, respectively.

11.	Revolving Credit Facility

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

On November 5, 2014, the credit facility was amended and modified to increase the size of stock repurchases that may be effected by the Company up to $30.0 million without the consent of the lender.

In connection with the credit facility, the Company is required to maintain financial covenants related to a maximum leverage ratio and a minimum EBITDA amount and nonfinancial covenants. As of December 31, 2014, the Company has no debt outstanding and was in compliance with all financial covenants.

12.	Income Per Share Data

Basic income per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed by dividing income by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s only potentially dilutive common shares are those that result from dilutive common stock options, non-vested stock relating to restricted stock awards, restricted stock units, deferred stock units and performance shares.

The following table sets forth the denominator for the computation of basic and diluted income per share (in thousands):

	Three months ended December 31
	2014	2013
Basic weighted average shares outstanding	13,225	13,756
Dilutive effect of outstanding stock options, non-vested restricted stock and performance shares	198	253

Diluted weighted average shares outstanding	13,423	14,009

The calculation of weighted average diluted shares outstanding excludes outstanding stock options associated with the right to purchase 0.6 million and 0.4 million shares of common stock for the three months ended December 31, 2014 and 2013, respectively, as their inclusion would have had an antidilutive effect on diluted income per share.

On November 5, 2014, the Company’s Board of Directors authorized it to repurchase up to $30.0 million of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorization has no fixed expiration date. During the three months ended December 31, 2014, the Company repurchased 758,143 shares of common stock for a total of $16.0 million under the $30.0 million November 2014 Board authorization and as of December 31, 2014, $14.0 million remained available for future repurchases under the current authorization. The $14.0 million includes $4.0 million of the initial payment to Wells Fargo in the first quarter of fiscal 2015 under the accelerated share repurchase program discussed below.

On November 11, 2014, the Company entered into an accelerated share repurchase program with Wells Fargo Bank, National Association. In connection with this agreement, the Company made an initial $20.0 million payment to the bank and immediately received an initial delivery of 758,143 shares of its common stock with a fair value of $16.0 million as of the purchase date. Effective as of the date of the initial share purchase, the transaction was accounted for as a share retirement, resulting in a reduction of common stock of less than $0.1 million, additional paid-in capital of $2.5 million and retained earnings of $13.5 million. The remaining $4.0 million of the Company’s initial payment was also reported as a reduction in retained earnings. Upon final settlement of the program, the Company may be entitled to receive additional shares of common stock, or, under certain circumstances specified in the program, the Company may be required to deliver shares or remit a settlement amount in cash, at the Company’s option. Based on the facts associated with the agreement, the forward contract is indexed to the Company’s common stock and meets the U.S. GAAP requirements to be classified as permanent equity. As long as the forward contract continues to meet the requirements to be classified as permanent equity, the Company will not record future changes in its fair value. The Company expects it will continue to meet those requirements through the settlement date.

The accelerated share repurchase program with Wells Fargo expires in the fourth quarter of fiscal 2015; however, the bank has the right to accelerate the end of the purchase period. Upon settlement of the contract, the Company will adjust common stock and either additional paid-in capital or retained earnings, as appropriate, to reflect the final settlement amount. The specific number of shares that the Company will ultimately purchase under the accelerated share purchase agreement will be based on the volume weighted average price (“VWAP”) of the Company’s common stock during the purchase period, less an agreed upon discount. The maximum amount of shares of common stock the Company can be required to issue to settle the agreement cannot exceed 1,870,907. The Company has sufficient authorized and unissued shares available to deliver the maximum share amount. For every $1.00 increase or decrease in the Company’s VWAP, based on a closing stock price of $21.38 on November 11, 2014, the settlement amount will change by approximately 45,000 shares.

During the three months ended December 31, 2013, the Company repurchased 380,011 shares of common stock for a total of $8.9 million pursuant to previously authorized share repurchases.

13.	Income Taxes

The Company recorded income tax provisions associated with income from continuing operations of $1.5 million in each of the three months ended December 31, 2014 and 2013, respectively, representing effective tax rates of 28.9% and 28.8%, respectively. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the three months ended December 31, 2014 and 2013 reflects the impact of state income taxes, permanent tax items and discrete tax benefits. The three months ended December 31, 2014 reflects a $0.2 million discrete tax benefit associated with the December 2014 signing of the Tax Increase Prevention Act of 2014 which retroactively reinstated the federal research and development income tax credit which had expired in December 2013. The three months ended December 31, 2013 reflects the impact of a gain related to a Vessix contingent consideration payment which resulted in recognition of tax expense with an offsetting reversal of a capital loss valuation allowance.

The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate as of December 31, 2014 and September 30, 2014, respectively, are $1.0 million and $0.9 million for each period. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months with the above balances classified on the condensed consolidated balance sheets in other long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

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

14.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

Amounts reclassified out of accumulated other comprehensive income (“AOCI”) were less than $0.1 million on a pre-tax basis for each of the three months ended December 31, 2014 and 2013. The amounts reclassified out of AOCI are associated with unrealized losses or gains on available-for-sale securities that were realized on the sale of the securities and are presented in other losses, net in the condensed consolidated statements of income.

15.	Operating Segment Information

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

The tables below present segment revenue, operating income from continuing operations and depreciation and amortization, as follows:

	Three months ended December 31
(Dollars in thousands)	2014	2013
Revenue:
Medical Device	$10,635	$10,549
In Vitro Diagnostics	3,570	3,334

Total revenue	$14,205	$13,883

Operating income:
Medical Device	$5,515	$5,328
In Vitro Diagnostics	1,098	671

Total segment operating income	6,613	5,999
Corporate	(1,579)	(1,670)

Total operating income	$5,034	$4,329

Depreciation and amortization:
Medical Device	$270	$294
In Vitro Diagnostics	213	214
Corporate	200	189

Total depreciation and amortization	$683	$697

The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board of Directors related, that have not been fully allocated to the Medical Device and In Vitro Diagnostics segments. Corporate may also include expenses, such as litigation, which are not specific to a segment and thus not allocated to the operating segments.

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

InnoRx, Inc. In January 2005, the Company entered into a merger agreement whereby SurModics acquired all of the assets of InnoRx, Inc. (“InnoRx”), an early stage company developing drug delivery devices and therapies for the ophthalmology market. SurModics will be required to issue up to approximately 480,059 additional shares of its common stock to the stockholders of InnoRx upon the successful completion of the remaining development and commercial milestones involving InnoRx technology acquired in the transaction. The Company has not recorded any accrual for this contingency as of December 31, 2014 as the milestones have not been achieved and the probability of achievement is low.

InnoCore Technologies BV. In March 2006, the Company entered into a license agreement whereby SurModics obtained an exclusive license to a drug delivery coating for licensed products within the vascular field which include peripheral, coronary and neurovascular biodurable stent products. The license requires an annual minimum payment of 200,000 euros (equivalent to $243,000 using a euro to U.S. $ exchange rate of 1.2155 as of December 31, 2014) until the last patent expires which is currently estimated to be September 2027. The total minimum future payments associated with this license are approximately $3.1 million. The license is currently utilized with one of SurModics’ drug delivery customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with both the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statement entitled “Forward-Looking Statements” located at the end of this Item 2.

Overview

SurModics is a leading provider of surface modification and in vitro diagnostic technologies to the healthcare industry. In fiscal 2014, our business performance continued to be driven by growth from our Medical Device hydrophilic coatings royalty revenue, product sales and contract coating services included in research and development revenue. Our In Vitro Diagnostics segment has experienced solid demand in the first quarter of fiscal 2015 as well the last six months of fiscal 2014.

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

We have several U.S. and international issued patents and pending international patent applications protecting various aspects of these technologies, including compositions, methods of manufacture and methods of coating devices. The expiration dates for these patents and the anticipated expiration dates of the patent applications range from 2015 to 2033. Among these, the third generation of our PhotoLink® hydrophilic technology is protected by a family of patents that are expected to expire in November 2015 (in the U.S.) and October 2016 (in certain other countries). The royalty revenue associated with our third generation technology that has not yet converted, or that is not in the process of converting, to one of our advanced generation technologies was approximately 19% of our fiscal 2014 revenue. A majority of the customer products utilizing this early generation technology (representing approximately 14% of our fiscal 2014 revenue) will continue to generate royalty revenue at a reduced royalty rate beyond the expiration of these patents. The royalty obligation for these customer products extends beyond the expiration of these patents because the license also includes rights to our know-how or other proprietary rights. While we are actively seeking to convert our customers to one of our advanced generations of our hydrophilic coating technology, there can be no assurance that we will be successful in doing so, or that those customers that have converted, or will convert, will sell products utilizing our technology which will generate earned royalty revenue for us.

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

Our internal R&D activities are engaged in the exploration, discovery and application of technologies that solve meaningful problems in the diagnosis and treatment of disease. Our key R&D activities include efforts that support and expand our core offerings. These efforts included freezing of the design of our SurModics SurVeil™ Drug Coated Balloon for use in the superficial femoral and popliteal arteries. We initiated a Good Laboratory Practice (GLP) animal study in the first quarter of fiscal 2015 and plan to initiate a first-in-human study of the SurModics SurVeil Drug Coated Balloon in fiscal 2015.

In addition, in fiscal 2014 we launched new in vitro diagnostic products including a stop solution for TMB microwell substrates that is non-corrosive to skin and eyes and a protein-free AP stabilizer.

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

Critical Accounting Policies

Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. For a detailed description of our critical accounting policies, see the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Results of Operations – Three Months Ended December 31

Revenue. Revenue during the first quarter of fiscal 2015 was $14.2 million, an increase of $0.3 million or 2% from the first quarter of fiscal 2014. The change in revenue, as detailed in the table below, is further explained in the narrative below.

	Three Months Ended December 31
(Dollars in thousands)	2014	2013	Increase (Decrease)	Change
Revenue:
Medical Device	$10,635	$10,549	$86	0.8%
In Vitro Diagnostics	3,570	3,334	236	7.1%

Total revenue	$14,205	$13,883	$322	2.3%

Medical Device. Revenue in Medical Device was $10.6 million in the first quarter of fiscal 2015, essentially unchanged compared with the first quarter of fiscal 2014. The change in total revenue was attributable to $0.2 million of higher product sales offset substantially by $0.2 million of lower license fees.

In Vitro Diagnostics. Revenue in In Vitro Diagnostics was $3.6 million in the first quarter of fiscal 2015, an increase of $0.2 million, or 7%, compared with the first quarter of fiscal 2014. In Vitro Diagnostics fiscal 2015 results included increases in sales of microarray slides of $0.3 million and reagents of $0.1 million which were partially offset by $0.1 million decreases in both antigen sales and BioFX branded products.

The following is a summary of our major costs and expenses as a percent of total revenue:

	Three months ended December 31, 2014		Three months ended December 31, 2013
(Dollars in thousands)	Amount	% of Total Revenue	Amount	% of Total Revenue
Product costs	$1,902	13%	$2,004	14%
Research and development	3,576	25	3,699	27
Selling, general and administrative	3,693	26	3,851	28

Product costs. Product costs were $1.9 million and $2.0 million in each of the three months ended December 31, 2014 and 2013, or 13% and 14% of total revenue in each respective period. Product gross margins were 67% in fiscal 2015 and 63% in fiscal 2014, respectively. The improved product gross margins in the first quarter of fiscal 2015 were driven by manufacturing leverage from increased production volume as well as reduced scrap expense and favorable product mix compared with the prior-year period.

Research and development (R&D) expenses. R&D expenses were $3.6 million and $3.7 million for the first quarter of fiscal 2015 and 2014, or 25% and 27% of total revenue in each respective period. The fiscal 2015 decrease from fiscal 2014 of $0.1 million, or 3%, was primarily a result of $0.1 million lower outbound royalty expenses. Overall project related external expenses, including those related to development of our SurModics SurVeil Drug Coated Balloon, were unchanged in the first quarter of fiscal 2015 when compared with expenses in the first quarter of fiscal 2014. We continue to expect R&D expenses to increase approximately 5% to 7% for the twelve months of fiscal 2015 as compared with fiscal 2014 primarily related to our drug coated balloon development activities.

Selling, general and administrative expenses. Selling, general and administrative expenses were $3.7 million and $3.9 million for the three months ended December 31, 2014 and 2013, respectively, or 26% and 28% of total revenue for each respective period. The decrease in the first quarter of fiscal 2015 from the first quarter of fiscal 2014 of $0.2 million, or 4%, was primarily attributable to $0.3 million of lower stock-based compensation expense offset partially by $0.1 million of higher salary expenses. We are currently not accruing stock-based compensation related to our fiscal 2014 and 2015 performance share awards as current projections do not meet or exceed the minimum threshold for the performance objectives associated with each applicable performance period.

Other income. Major classifications of other income are as follows:

	Three months ended December 31
(Dollars in thousands)	2014	2013
Investment income	$57	$86
Gain on sale of strategic investment	—	681
Other losses, net	(7)	—

Total other income	$50	$767

Other income was $0.1 million in the first quarter of fiscal 2015, compared with $0.8 million for the first quarter of fiscal 2014. The first quarter of fiscal 2014 includes a gain of $0.7 million from a milestone contingent consideration payment from the sale of our ownership interest in Vessix. Income from investments in fiscal 2015 decreased compared with the prior-year period primarily from lower investment balances as the Company used $20.0 million to repurchase common stock in the first quarter of fiscal 2015.

Income tax provision. Reconciliation of the statutory U.S. federal tax rate of 35.0% and our effective tax rate for the three months ended December 31, 2014 and 2013 is as follows:

	Three months ended December 31
	2014	2013
Statutory U.S. federal income tax rate	35.0%	35.0%
State income taxes, net of federal benefit	0.7	0.8
Gain on strategic investment	—	(1.3)
Discrete item – state tax reserve release	(2.0)	(4.4)
Discrete item – 2014 retroactive federal R&D income tax credit	(4.0)	—
Other	(0.8)	(1.3)

Effective tax rate	28.9%	28.8%

The income tax provision was $1.5 million for each of the three months ended December 31, 2014 and 2013, representing effective tax rates of 28.9% and 28.8%, respectively. The difference between the U.S. federal statutory tax rate of 35.0% and our effective tax rate for the three months ended December 31, 2014 and 2013 reflects the impact of state income taxes, permanent tax items and discrete tax benefits. Discrete items largely consist of state income tax reserve reversals related to the expiration of statutory filing requirements in each period. In addition, the three months ended December 31, 2014 reflects a $0.2 million discrete tax benefit associated with the December 2014 signing of the Tax Increase Prevention Act of 2014 which retroactively reinstated the federal research and development income tax credit which had expired in December 2013.

The three months ended December 31, 2013 also reflects the impact of a gain related to a Vessix milestone contingent consideration payment, for which there is tax expense recognized which has been offset by the reversal of a capital loss valuation allowance. We may receive an additional $3.1 million of future contingent payments through fiscal 2017 based on sales of Vessix products. These proceeds, if any, will generate capital gains which will result in reduction of the existing capital loss carryforward valuation allowance.

Segment Operating Results

Operating income for each of our reportable segments was as follows:

	Three Months Ended December 31
(Dollars in thousands)	2014	2013	Increase/(Decrease)
Operating income:
Medical Device	$5,515	$5,328	4%
In Vitro Diagnostics	1,098	671	64%

Total segment operating income	6,613	5,999	10%
Corporate	(1,579)	(1,670)	(5)%

Total operating income	$5,034	$4,329	16%

Medical Device. Operating income was $5.5 million in the first quarter of fiscal 2015, compared with $5.3 million in the first quarter of fiscal 2014. The increase in operating income resulted from higher gross margins generated on $0.2 million of higher reagent product sales and a reduction in allocated corporate costs of $0.2 million based on a 4% decrease in the portion of corporate costs allocated to the Medical Device reporting segment. Direct expenses increased $0.2 million as salaries and facility costs both increased by $0.1 million each in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014. Operating income as a percentage of revenue was 52% and 51% in the first quarter of fiscal 2015 and 2014, respectively.

In Vitro Diagnostics. Operating income was $1.1 million in the first quarter of fiscal 2015, compared with $0.7 million in the first quarter of fiscal 2014. Product sales increased $0.2 million and the related product gross margins of 66% in the first quarter of fiscal 2015 were substantially higher compared with product gross margins of 60% in the first quarter of fiscal 2014. Product gross margins increased as a result of improved manufacturing leverage from increased production volume compared with the prior-year period. In Vitro Diagnostics direct expenses decreased by less than $0.1 million in the fiscal 2015 compared with fiscal 2014 driven by lower compensation expenses. Allocated corporate expenses were relatively unchanged, decreasing by less than $0.1 million in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014. The operating income as a percentage of revenue was 31% and 20% in the first quarter of fiscal 2015 and 2014, respectively.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board of Directors related, that have not been fully allocated to the Medical Device and In Vitro Diagnostics segments. Corporate also includes expenses, such as litigation, which are not specific to a segment. Operating loss was $1.6 million in the first quarter of fiscal 2015 compared with $1.7 million in the first quarter of fiscal 2014. Lower compensation expenses of $0.1 million, primarily from $0.3 million of lower stock-based compensation, was the key contributor to the decrease. We are currently not accruing stock-based compensation related to our fiscal 2014 and 2015 performance share awards as current projections do not meet or exceed the minimum threshold for the performance objectives associated with each applicable performance period.

Liquidity and Capital Resources

As of December 31, 2014, we had working capital of $35.5 million, a decrease of $15.7 million from September 30, 2014. Working capital is defined by us as current assets minus current liabilities. Our cash, cash equivalents and available-for-sale securities totaled $47.6 million at December 31, 2014, a decrease of $15.8 million from $63.4 million at September 30, 2014, principally related to the initial payment made related to our accelerated share repurchase program of $20.0 million in the first quarter of fiscal 2015.

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

On November 4, 2013, we entered into a three-year $20.0 million secured revolving credit facility. The credit facility was amended on November 5, 2014 to increase the size of stock repurchased that may be effected by the Company to $30.0 million without the consent of the lender. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based on the Company’s leverage ratio. No borrowings have been made on the credit facility and the Company is in compliance with the financial covenants related to a maximum leverage ratio and a minimum EBITDA amount and nonfinancial covenants.

On July 31, 2014, we filed a registration statement with the Securities and Exchange Commission, using a “shelf” registration process. Under this shelf process we may sell, either separately or together, debt securities, preferred stock, depositary shares, common stock and security warrants in one or more offerings up to an aggregate initial offering price of $175 million. As of December 31, 2014, we have not completed any securities offerings associated with the registration statement.

We generated cash flows from operating activities from continuing operations of approximately $5.5 million and $4.3 million in the first quarter ended December 31, 2014 and 2013, respectively. The following table depicts our cash flows provided by operating activities from continuing operations:

	Three Months Ended December 31
	2014	2013
(Dollars in thousands)
Net income	$3,614	$3,630
Depreciation and amortization	683	697
Stock-based compensation	525	813
Deferred tax	1,025	395
Net other operating activities	(485)	(1,371)
Net change in other operating assets and liabilities	168	86

Net cash provided by operating activities from continuing operations	$5,530	$4,250

Operating Activities. We generated cash flows from operating activities from continuing operations of $5.5 million and $4.3 million for the first quarter ended December 31, 2014 and 2013, respectively. The first quarter of fiscal 2015 increase compared with the first quarter of fiscal 2014 reflected key changes from higher operating income and a $0.6 million reduction in net deferred taxes.

Investing Activities. We used cash in investing activities of $2.3 million in the first quarter of fiscal 2015 compared with cash generated from investing activities of $0.5 million in the first quarter of fiscal 2014. We invested less than $0.1 million in property and equipment in the first quarter of fiscal 2015, compared with $0.1 million in the prior-year period. The property and equipment investment in the first quarter of fiscal 2015 is lower than our historical range of investment. We anticipate spending $2.1 million to $2.4 million for the remainder of fiscal 2015 which will result in a full year increase when compared with fiscal 2014 investment. We invested $3.2 million in available-for-sale debt securities in the first quarter of fiscal 2015 resulting from the cash generated from operations. We received cash of $0.7 million (contingent milestone payment) in the first quarter of fiscal 2014 associated with the sale of our ownership interest in Vessix Vascular. In the first quarter of both fiscal 2015 and fiscal 2014, we invested less than $0.1 million of cash associated with our discontinued operations.

Financing Activities. We used cash flows from financing activities from continuing operations of $17.0 million in the first quarter of fiscal 2015, compared with $9.8 million in the first quarter of fiscal 2014, principally related to share repurchase activity, including the fiscal 2015 accelerated share repurchase program described in the paragraph below. We also used cash of $0.7 million in the first quarter of fiscal 2015 to purchase common stock to pay employee taxes resulting primarily from issuance of common shares associated with our fiscal year 2012-2014 performance share program.

On November 11, 2014, the Company entered into an accelerated share repurchase program with Wells Fargo Bank, National Association. In connection with the agreement, the Company made an initial $20.0 million payment to the bank and immediately received an initial delivery of 758,143 shares of its common stock with a fair value of $16.0 million as of the purchase date. Effective as of the date of the initial share purchase, the transaction was accounted for as a share retirement, resulting in a reduction of common stock of less than $0.1 million, additional paid-in capital of $2.5 million and retained earnings of $13.5 million. The remaining $4.0 million of the Company’s initial payment was also reported as a reduction in retained earnings. Upon final settlement of the program, the Company may be entitled to receive additional shares of common stock, or, under certain circumstances specified in the program, the Company may be required to deliver shares or remit a settlement amount in cash, at the Company’s option. Based on the facts associated with the agreement, the forward contract is indexed to the Company’s common stock and meets the U.S. GAAP requirements to be classified as permanent equity. As long as the forward contract continues to meet the requirements to be classified as permanent equity, the Company will not record future changes in its fair value. The Company expects it will continue to meet those requirements through the settlement date.

During the three months ended December 31, 2014, the Company repurchased 758,143 shares of common stock for a total of $16.0 million under the $30.0 million November 2014 Board authorization and as of December 31, 2014, $14.0 million remained available for future repurchases under this authorization. The $14.0 million includes $4.0 million of the initial payment to Wells Fargo in the first quarter of fiscal 2015 under the accelerated share repurchase program.

The agreement with Wells Fargo expires in the fourth quarter of fiscal 2015; however the bank has the right to accelerate the end of the purchase period. Upon settlement of the contract, the Company will adjust common stock, as well as either additional paid-in capital or retained earnings, as appropriate, to reflect the final settlement amount. The specific number of shares that the Company will ultimately purchase under the accelerated share purchase agreement will be based on the volume weighted average price (“VWAP”) of the Company’s common stock during the purchase period, less an agreed upon discount. The maximum amount of shares of common stock the Company can be required to issue to settle the agreement cannot exceed 1,870,907. The Company has sufficient authorized and unissued shares available to deliver the maximum share amount. For every $1.00 increase or decrease in the Company’s VWAP, based on a closing stock price of $21.38 on November 11, 2014, the settlement amount will change by approximately 45,000 shares.

Pursuant to previously authorized share repurchases, during the first quarter of fiscal 2014, we repurchased 380,011 shares of common stock worth $8.9 million at an average price of $23.48 per share. We also used cash of $1.1 million in the first quarter of fiscal 2014 to purchase common stock to pay employee taxes resulting principally from issuance of common shares associated with our fiscal year 2011-2013 performance share program.

We believe that our existing cash, cash equivalents and available-for-sale securities, which totaled $47.6 million as of December 31, 2014, together with cash flow from operations, our $20 million credit facility and $175 million shelf registration statement, will provide liquidity sufficient to meet the below stated needs and fund our operations for the remainder of fiscal 2015. There can be no assurance, however, that our business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms. Our anticipated liquidity needs for the remainder of fiscal 2015 may include, but are not limited to, the following: general capital expenditures in the range of $2.1 million to $2.4 million, $10.0 million associated with the remaining authorized amount available under our share repurchase program discussed previously and any cash requirements associated with other investment opportunities.

Discontinued Operations. Our Pharmaceuticals discontinued operation used operating cash of less than $0.1 million in the first quarter of fiscal 2015 and fiscal 2014. Cash generated in financing activities of less than $0.1 million in the first quarter of fiscal 2015 and fiscal 2014 related to transfers of cash from the continuing operations of SurModics and consisted of cash used to make payments on accrual balances.

Customer Concentrations. Our licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic, Inc. (“Medtronic”) was our largest customer comprising 19% of our consolidated revenue for fiscal 2014 and remains at this level in the first quarter of fiscal 2015. Medtronic has several separately licensed products that generate royalty revenue for SurModics, none of which represented more than 7% of SurModics’ total revenue. On June 15, 2014, Medtronic and Covidien PLC (“Covidien”) announced that they had entered into an agreement under which Medtronic would acquire Covidien. This transaction was approved by shareholders of both companies in January 2015, which approval was also received from the High Court of Ireland on January 26, 2015. Our revenue from the combined Medtronic/Covidien entity, on a post-merger basis, will now represent approximately 23% of our future consolidated revenue. No other individual customer using licensed technology constitutes more than 10% of SurModics’ total revenue.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements with any unconsolidated entities.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning our growth strategy, including our ability to sign new license agreements and broaden our hydrophilic coatings royalty revenue, product development programs, various milestone achievements, research and development expenses, increased legal expenses within selling, general and administrative expenses, future cash flow and sources of funding, short-term liquidity requirements, future property and equipment investment levels, the impact of potential lawsuits or claims, and the impact of Medtronic, as well as other significant customers, including new diagnostic kit customers. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent the Company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from our forward-looking statements, such factors include, among others:

•	our reliance on a small number of significant customers, which causes our financial results and stock price to be subject to factors affecting those significant customers and their products, the timing of market introduction of their or competing products, product safety or efficacy concerns and intellectual property litigation could adversely affect our growth strategy and the royalty revenue we derive;

•	general economic conditions which are beyond our control, such as the impact of recession, customer mergers and acquisitions (including the merger of Medtronic, our largest customer, with Covidien), business investment and changes in consumer confidence;

•	a decrease in our available cash or the value of our investment holdings could impact short-term liquidity requirements and expected capital and other expenditures;

•	the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or U.S. Food and Drug Administration marketing clearances or approvals, which may result in lost market opportunities or postpone or preclude product commercialization by licensees;

•	the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors;

•	our ability to perform successfully certain product development activities, the related R&D expense impact and governmental and regulatory compliance activities which we have not previously undertaken in any significant manner; and

•	other factors described in “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which you are encouraged to read carefully.

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

We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $0.4 million decrease in the fair value of our available-for-sale securities as of December 31, 2014, but would have no material impact on the results of operations or cash flows.

Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because our inventory exposure is not material.

Although we conduct business in foreign countries, our international operations consist primarily of sales of reagent and stabilization chemicals. Additionally, all sales transactions are denominated in U.S. dollars. We generate royalty revenue from the sale of customer products in foreign jurisdictions. Royalties generated in foreign jurisdictions by customers are converted and paid in U.S. dollars per contractual terms. To the extent our customers transact sales in foreign jurisdictions, we will realize reduced royalty revenue resulting from the recent strengthening of the U.S. dollar as our customers convert local currency revenue and related royalty obligations to U.S. dollars. Given the diverse nature of our customers’ products and international operations, changes in foreign currencies are not expected to materially impact our operating results. A limited number of our purchasing transactions are denominated in foreign currencies and they are converted to U.S. dollars. These purchasing transactions are not material to our operating results. Accordingly, we do not expect to be subject to material foreign currency risk with respect to future costs or cash flows from our foreign sales. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2014. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures, as designed and implemented, are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s manager, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments in the legal proceedings previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2014.

Item 1A.	Risk Factors

In our report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 5, 2014, we identify under “Part 1, Item 1A. Risk Factors.” important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.

There have been no material changes in our risk factors subsequent to the filing of our Form 10-K for the fiscal year ended September 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2014, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
10/1/14 — 10/31/14	0	N/A	0	$8
11/1/14 — 11/30/14	759,632	$21.10	758,143	$14,000,000
12/1/14 — 12/31/14	32,963	$21.03	0	$14,000,000

Total	792,595	$21.10	758,143	$14,000,000

(1)	The purchases in this column included shares repurchased as part of our publicly announced program and in addition include 32,963 shares that were repurchased by the Company to satisfy tax withholding obligations in connection with so-called “stock swap exercises” related to the issuance of performance share awards and vesting of restricted stock awards.
(2)	On November 5, 2014, our Board of Directors authorized the repurchase of up to $30.0 million of our outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorization has no fixed expiration date.

On November 11, 2014, the Company entered into an accelerated share repurchase program with Wells Fargo Bank, National Association. In connection with the agreement, the Company made an initial $20.0 million payment to the bank and immediately received an initial delivery of 758,143 shares of its common stock with a fair value of $16.0 million as of the purchase date. Effective as of the date of the initial share purchase, the transaction was accounted for as a share retirement, resulting in a reduction of common stock of less than $0.1 million, additional paid-in capital of $2.5 million, and retained earnings of $13.5 million. The remaining $4.0 million of the Company’s initial payment was also reported as a reduction in retained earnings. Upon final settlement of the program, the Company may be entitled to receive additional shares of common stock, or, under certain circumstances specified in the program, the Company may be required to deliver shares or remit a settlement amount in cash, at the Company’s option. The table above includes the initial payment of $4.0 million to Wells Fargo in the “approximated dollar value of shares that may yet be purchased” column until the final delivery of shares which is expected to be completed at the latest in the fourth quarter of fiscal 2015.

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

Through December 31, 2014, we have repurchased 758,143 shares at an average price of $21.10 under the November 2014 authorization and as of December 31, 2014 there remains $14.0 million available to repurchase shares in the future. The repurchase authorization does not have a fixed expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1	Restated Articles of Incorporation, as amended - incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 filed on July 31, 2014, SEC File No. 333-197757.

3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 – incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.

10.1	First Amendment to Credit Agreement dated November 5, 2014, by and between SurModics, Inc., and Wells Fargo Bank, National Association – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 6, 2014, SEC File No. 000-23837.

10.2	Fixed Discounted Share Buyback (“DSB”) with Initial Delivery Agreement dated November 11, 2014, by and between SurModics, Inc. and Wells Fargo Bank, National Association – incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, SEC File No. 000-23837.

10.3*	Form of Restricted Stock Unit Agreement (Non-Employee Director) - SurModics, Inc. 2009 Equity Incentive Plan.

10.4*	Form of Deferred Stock Unit Agreement (Non-Employee Director) - SurModics, Inc. 2009 Equity Incentive Plan.

10.5*	Form of Restricted Stock Agreement - SurModics, Inc. 2009 Equity Incentive Plan.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q for SurModics, Inc. for the quarterly period ended December 31, 2014, filed on February 4, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 4, 2015	SurModics, Inc.

	By:	/s/ Andrew D. C. LaFrence
Andrew D. C. LaFrence
Vice President of Finance and
Chief Financial Officer
(duly authorized signatory and principal financial officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2014

SURMODICS, INC.

Exhibit	Description

3.1	Restated Articles of Incorporation, as amended - incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 filed on July 31, 2014, SEC File No. 333-197757.

3.2	Restated Bylaws of SurModics, Inc., as amended November 30, 2009 – incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.

10.1	First Amendment to Credit Agreement dated November 5, 2014, by and between SurModics, Inc., and Wells Fargo Bank, National Association – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 6, 2014, SEC File No. 000-23837.

10.2	Fixed Discounted Share Buyback (“DSB”) with Initial Delivery Agreement dated November 11, 2014, by and between SurModics, Inc. and Wells Fargo Bank, National Association – incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, SEC File No. 000-23837.

10.3*	Form of Restricted Stock Unit Agreement (Non-Employee Director) - SurModics, Inc. 2009 Equity Incentive Plan.

10.4*	Form of Deferred Stock Unit Agreement (Non-Employee Director) - SurModics, Inc. 2009 Equity Incentive Plan.

10.5*	Form of Restricted Stock Agreement - SurModics, Inc. 2009 Equity Incentive Plan.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith