Form 10-Q
period 2015-03-31
SURMODICS INC
filed 2015-05-05
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of April 30, 2015 was 13,011,406.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	30

SIGNATURES		31

EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SurModics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2015	September 30, 2014
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$30,015	$43,511
Available-for-sale securities	19,119	3,040
Accounts receivable, net of allowance for doubtful accounts of $36 and $42 as of March 31, 2015 and September 30, 2014, respectively	4,927	4,751
Inventories	3,195	2,817
Deferred tax assets	359	394
Income tax receivable	1,223	59
Prepaids and other	926	692
Current assets of discontinued operations	—	16

Total Current Assets	59,764	55,280
Property and equipment, net	12,419	13,133
Available-for-sale securities	—	16,823
Deferred tax assets	5,946	6,718
Intangible assets, net	2,574	2,946
Goodwill	8,010	8,010
Other assets, net	1,979	1,979

Total Assets	$90,692	$104,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,141	$1,028
Accrued liabilities:
Compensation	1,417	2,061
Accrued other	947	881
Deferred revenue	49	52
Current liabilities of discontinued operations	—	45

Total Current Liabilities	3,554	4,067
Deferred revenue, less current portion	217	226
Other long-term liabilities	1,741	1,845

Total Liabilities	5,512	6,138

Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 13,007,830 and 13,606,545 shares issued and outstanding, respectively	650	680
Additional paid-in capital	1,620	2,662
Accumulated other comprehensive income	30	1,528
Retained earnings	82,880	93,881

Total Stockholders’ Equity	85,180	98,751

Total Liabilities and Stockholders’ Equity	$90,692	$104,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Revenue:
Royalties and license fees	$7,383	$7,329	$14,658	$14,794
Product sales	5,651	5,165	11,498	10,565
Research and development	1,381	1,110	2,464	2,128

Total revenue	14,415	13,604	28,620	27,487

Operating costs and expenses:
Product costs	1,955	1,696	3,857	3,700
Research and development	4,403	4,134	7,979	7,833
Selling, general and administrative	4,125	4,294	7,818	8,145

Total operating costs and expenses	10,483	10,124	19,654	19,678

Operating income	3,932	3,480	8,966	7,809

Other income:
Investment income, net	56	66	113	152
Gain on sale of strategic investment	—	—	—	681
Other income, net	543	125	536	125

Other income, net	599	191	649	958

Income before income taxes	4,531	3,671	9,615	8,767
Income tax provision	(1,480)	(1,212)	(2,950)	(2,678)

Net income	$3,051	$2,459	$6,665	$6,089

Basic net income per share	$0.24	$0.18	$0.51	$0.45
Diluted net income per share	$0.23	$0.18	$0.50	$0.44
Weighted average number of shares outstanding:
Basic	12,944	13,538	13,092	13,658
Diluted	13,207	13,824	13,365	13,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
(In thousands)	(Unaudited)		(Unaudited)
Net income	$3,051	$2,459	$6,665	$6,089
Other comprehensive loss, net of tax:
Unrealized holding (losses) gains on available-for-sale securities arising during the period	(70)	49	(1,156)	16
Reclassification adjustment for realized gains included in net income	(346)	(84)	(342)	(84)

Other comprehensive loss	(416)	(35)	(1,498)	(68)

Comprehensive income	$2,635	$2,424	$5,167	$6,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2015	2014
(in thousands)	(Unaudited)
Operating Activities:
Net income	$6,665	$6,089
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	1,389	1,380
Stock-based compensation	1,211	2,462
Deferred taxes	795	(164)
Gain on sales of available-for-sale securities and strategic investments	(515)	(806)
Excess tax benefit from stock-based compensation plans	(442)	(658)
Other	(40)	—
Change in operating assets and liabilities, excluding the impact from discontinued operations:
Accounts receivable	(176)	(278)
Inventories	(378)	570
Prepaids and other	(245)	(330)
Accounts payable and accrued liabilities	(609)	(1,770)
Income taxes	(825)	(559)

Net cash provided by operating activities from continuing operations	6,830	5,936

Investing Activities:
Purchases of property and equipment	(163)	(798)
Cash proceeds from sales of property and equipment	42	—
Purchases of available-for-sale securities	(3,385)	(92,700)
Sales and maturities of available-for-sale securities	3,176	92,514
Cash received from sales of strategic investments	—	681
Cash transferred to discontinued operations	(45)	(13)

Net cash used in investing activities from continuing operations	(375)	(316)

Financing Activities:
Excess tax benefit from stock-based compensation plans	442	658
Issuance of common stock	348	329
Repurchase of common stock	(20,000)	(12,544)
Purchase of common stock to pay employee taxes	(741)	(1,114)

Net cash used in financing activities from continuing operations	(19,951)	(12,671)

Net cash used in continuing operations	(13,496)	(7,051)

Discontinued Operations:
Net cash used in operating activities	(45)	(13)
Net cash provided by financing activities	45	13

Net cash provided by discontinued operations	—	—

Net change in cash and cash equivalents	(13,496)	(7,051)
Cash and Cash Equivalents:
Beginning of period	43,511	15,495

End of period	$30,015	$8,444

Supplemental Information:
Cash paid for income taxes	$2,981	$3,401
Noncash transactions – acquisition of property and equipment on account	$155	$82
Noncash transactions – issuance of performance shares, restricted and deferred stock units	$2,250	$3,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended March 31, 2015

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, needed to fairly present the financial results of SurModics, Inc. and subsidiaries (“SurModics” or the “Company”) for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of net income in the period in which the change in estimate is identified. The results of operations for the three and six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire 2015 fiscal year.

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

The Company enters into license and development arrangements that may consist of multiple deliverables which could include a license(s) to SurModics’ technology, research and development activities, manufacturing services, and product sales based on the needs of its customers. For example, a customer may enter into an arrangement to obtain a license to SurModics’ intellectual property which may also include research and development activities, and supply of products manufactured by SurModics. For these services provided by SurModics, SurModics could receive upfront license fees upon signing of an agreement and granting the license, fees for research and development activities as such activities are performed, milestone payments contingent upon advancement of the product through development and clinical stages to successful commercialization, fees for manufacturing services and supply of product, and royalty payments based on customer sales of product incorporating SurModics’ technology. The Company’s license and development arrangements generally do not have refund provisions if the customer cancels or terminates the agreement. Typically all payments made are non-refundable.

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

New Accounting Pronouncements

Accounting Standards to be Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition guidance for recognizing revenue from contracts with customers that provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance states that a Company should recognize revenue which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard also requires quantitative and qualitative disclosures about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Additionally, the FASB has provided guidance for transactions that were not previously addressed comprehensively, and improved guidance for multiple-element arrangements. This pronouncement is effective for the Company beginning in fiscal 2018 (October 1, 2017), early adoption is not permitted, and can be adopted by the Company either retrospectively (October 1, 2015) or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact that the adoption of this new accounting guidance will have on the Company’s results of operations, cash flows and financial position.

On April 1, 2015 the FASB decided to propose a one-year deferral of the effective date for the revenue recognition standard. Under this proposal the guidance would be effective for the Company beginning in fiscal 2019 (October 1, 2018). As of May 5, 2015 this proposal is not yet approved and final.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

3.	Discontinued Operations

Beginning with the first quarter of fiscal 2012, the results of operations, cash flows, assets and liabilities of SurModics SMP, LLC (“SurModics Pharmaceuticals”), which were previously reported in the Pharmaceuticals segment as a separate operating segment, are classified as discontinued operations. There was no condensed consolidated statement of income impact associated with discontinued operations for the three and six months ended March 31, 2015 and 2014. Total assets and liabilities of discontinued operations were zero as of March 31, 2015 and insignificant as of September 30, 2014.

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

The Company’s Level 1 assets consisted of its investment in Intersect ENT, Inc. (“Intersect ENT”) and certain U.S. government and government agency obligations. The fair market value of the Intersect ENT investment was based on the quoted price of Intersect ENT shares as traded on the NASDAQ Global Market Stock Exchange. This investment was sold in the second quarter of fiscal 2015 generating a realized gain of $0.5 million. The fair market value of certain U.S. government and government agency obligations were based on observable prices in highly active treasury and agency security markets for identical securities.

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

There were no Level 3 assets at March 31, 2015 and 2014 or September 30, 2014 and there was no Level 3 activity during the first six months of fiscal 2015 or fiscal 2014.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2015
Assets:
Cash equivalents	$—	$26,487	$—	$26,487
Available-for-sale debt securities:
U.S. government and government agency obligations	8,651	868	—	9,519
Mortgage-backed securities	—	5,142	—	5,142
Municipal bonds	—	785	—	785
Asset-backed securities	—	1,946	—	1,946
Corporate bonds	—	1,727	—	1,727

Total assets measured at fair value	$8,651	$36,955	$—	$45,606

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

Available-for-sale debt securities — These securities are classified as Level 1 or Level 2 and include various types of debt securities. These securities are valued based on quoted vendor prices in highly active or active markets underlying the securities.

5.	Investments

Investments consist principally of U.S. government and government agency obligations, mortgage-backed securities and corporate and municipal debt securities and are classified as available-for-sale at March 31, 2015 and September 30, 2014. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from the condensed consolidated statements of income and reported in the condensed consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the condensed consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income. This adjustment results in a new cost basis for the investment. Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in other income. Realized gains and losses from the sales of debt securities, which are included in other income, are determined using the specific identification method.

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities as of March 31, 2015 and September 30, 2014 were as follows:

	March 31, 2015
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$9,482	$38	$(1)	$9,519
Mortgage-backed securities	5,148	72	(78)	5,142
Municipal bonds	784	3	(2)	785
Asset-backed securities	1,946	3	(3)	1,946
Corporate bonds	1,711	16	—	1,727

Total	$19,071	$132	$(84)	$19,119

	September 30, 2014
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$7,397	$12	$(15)	$7,394
Mortgage-backed securities	5,576	43	(74)	5,545
Municipal bonds	1,173	5	(3)	1,175
Asset-backed securities	2,370	3	(4)	2,369
Corporate bonds	1,829	6	(5)	1,830
Equity securities	2	1,548	—	1,550

Total	$18,347	$1,617	$(101)	$19,863

As of September 30, 2014, the Company concluded that the unrealized losses related to the available-for-sale securities shown above were not other-than-temporary as the Company did not have the intent to sell, nor was it more likely than not that the Company would be required to sell, before recovery of their amortized cost. As of March 31, 2015 all available-for-sale debt securities were classified as current assets as the Company plans to liquidate its investment portfolio in the third quarter of fiscal 2015 to support corporate development initiatives. Unrealized losses as of March 31, 2015 were immaterial to the Company’s consolidated financial statements.

The amortized cost and fair value of available-for-sale debt securities, by contractual maturity, at March 31, 2015 were as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Debt securities due within:
One year	$3,213	$3,221
One to five years	10,305	10,354
Five years or more	5,553	5,544

Total	$19,071	$19,119

The following table summarizes sales of available-for-sale debt securities:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2015	2014	2015	2014
Proceeds from sales	$1,678	$89,647	$2,651	$92,514
Gross realized gains	$—	$125	$—	$126
Gross realized losses	$(1)	$—	$(8)	$(1)

6.	Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead, with cost of product sales determined on a first-in, first-out basis. Inventories consisted of the following components:

(Dollars in thousands)	March 31, 2015	September 30, 2014
Raw materials	$1,146	$1,056
Finished products	2,049	1,761

Total	$3,195	$2,817

7.	Other Assets

Other assets consist principally of strategic investments as follows:

	March 31,	September 30,
(Dollars in thousands)	2015	2014
CeloNova BioSciences, Inc.	$1,500	$1,500
ViaCyte, Inc.	479	479

Other assets, net	$1,979	$1,979

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

The Company has invested a total of $5.3 million in ViaCyte, Inc. (“ViaCyte”), a privately-held California-based biotechnology firm that is developing a unique treatment for diabetes using coated islet cells, the cells that produce insulin in the human body. In fiscal 2006, the Company determined that its investment in ViaCyte was impaired and that the impairment was other-than-temporary. Accordingly, the Company recorded an impairment loss of $4.7 million. In the second quarter of fiscal 2013, the Company recorded an additional other-than-temporary impairment loss on this investment totaling $0.1 million based on a then current financing round and market valuations. The balance of the investment of $0.5 million, which is accounted for under the cost method, represents less than a 1% ownership interest. The Company does not exert significant influence over ViaCyte’s operating or financial activities.

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

Intangible assets consist principally of acquired patents and technology, customer relationships, licenses and trademarks. For the three months ended March 31, 2015 and 2014, the Company recorded amortization expense of $0.2 million for each period. For the six months ended March 31, 2015 and 2014, the Company recorded amortization expense of $0.4 million for each period.

Intangible assets consisted of the following:

	March 31, 2015
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(4,083)	$774
Core technology	8.0	530	(508)	22
Patents and other	16.8	2,256	(1,058)	1,198

Subtotal		7,643	(5,649)	1,994
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(5,649)	$2,574

	September 30, 2014
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(3,813)	$1,044
Core technology	8.0	530	(475)	55
Patents and other	16.8	2,256	(989)	1,267

Subtotal		7,643	(5,277)	2,366
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(5,277)	$2,946

Based on the intangible assets in service as of March 31, 2015, estimated amortization expense for the remainder of fiscal 2015 and each of the next five fiscal years is as follows (Dollars in thousands):

Remainder of 2015	$360
2016	594
2017	183
2018	137
2019	137
2020	137

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

The $8.0 million of goodwill at March 31, 2015 and September 30, 2014 is related to the In Vitro Diagnostics reporting unit and represents the gross value from the acquisition of BioFX Laboratories, Inc. (“BioFX”) in 2007. The goodwill was not impaired based on the outcome of the fiscal 2014 annual impairment test, and there have been no events or circumstances that have occurred in the first six months of fiscal 2015 associated with the In Vitro Diagnostics reporting unit to indicate that the goodwill has been impaired.

10.	Stock-based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock awards, performance share awards, restricted stock units and deferred stock units. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period.

The Company’s stock-based compensation expenses were allocated to the following expense categories:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2015	2014	2015	2014
Product costs	$5	$4	$13	$8
Research and development	54	46	114	98
Selling, general and administrative	627	1,599	1,084	2,356

Total	$686	$1,649	$1,211	$2,462

As of March 31, 2015, approximately $2.7 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.2 years. The unrecognized compensation costs above include $0.4 million, remaining to be expensed over the life of the awards, based on payout levels associated with performance share awards that are currently anticipated to be fully expensed because the performance conditions are expected to exceed minimum threshold levels.

Stock Option Awards

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair values of stock options granted during the three months ended March 31, 2015 and 2014 were $8.72 and $7.61, respectively. The weighted average per share fair values of stock options granted during the six months ended March 31, 2015 and 2014 were $7.23 and $8.72, respectively. The assumptions used as inputs in the model were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Risk-free interest rates	1.4%	1.2%	1.4%	1.2%
Expected life (years)	4.5	4.1	4.5	4.6
Expected volatility	43.2%	37.1%	43.3%	44.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The risk-free interest rate assumption was based on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award. The expected life of options granted was determined based on the Company’s experience. Expected volatility was based on the Company’s stock price movement over a period approximating the expected term. Based on management’s judgment, dividend rates were expected to be zero for the expected life of the options. The Company also estimates forfeitures of options granted, which were based on historical experience.

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

The total pre-tax intrinsic value of options exercised during the three months and six months ended March 31, 2015 was $1.2 million and $1.4 million, respectively. The total pre-tax intrinsic value of options exercised during the three months and six months ended March 31, 2014 was $0.9 million and $1.3 million, respectively. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period end.

The Company modified stock option awards granted to Board members in February 2014, which resulted in acceleration of the stock option vesting period. The modification changed the vesting period to pro-rata over a 12-month service period and resulted in an increase to stock option related expense of $0.6 million in the three and six months ended March 31, 2014.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance these shares are considered to be non-vested shares. The Restricted Stock is released to the key employees if they are employed by the Company at the end of the vesting period. Compensation expense has been recognized for the estimated fair value of the common shares and is being recognized over the vesting term. The stock-based compensation table above includes Restricted Stock expenses recognized related to these awards, which totaled less than $0.1 million for the three months ended March 31, 2015, and $0.1 million for the six months ended March 31, 2015 and $0.2 million for each of the three and six months ended March 31, 2014. In February 2014, the Company granted an award of $0.2 million to the former Chairman of its Board of Directors in connection with his retirement from the Board and in recognition of his contributions to the Company during his years of service.

Performance Share Awards

The Company has entered into performance share agreements with certain key employees and executives, covering the issuance of common stock (“Performance Shares”). Performance Shares vest upon the achievement of all or a portion of certain performance objectives (which may include financial or project objectives), which must be achieved during the performance period. The Organization and Compensation Committee of the Board of Directors (the “Committee”) approves the performance objectives used for our executive compensation programs, which objectives were cumulative earnings per share and cumulative revenue for the three-year performance periods for fiscal 2012 (2012 – 2014), fiscal 2013 (2013 – 2015) and fiscal 2014 (2014 – 2016), and are cumulative revenue and cumulative EBITDA for fiscal 2015 (2015 – 2017). Assuming that the minimum performance level is attained, the number of shares that may actually vest will vary based on performance from 20% (minimum) to 200% (maximum) of the target number of shares. Shares will be issued to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The fiscal 2012 awards were finalized in the three months ended December 31, 2014 and resulted in the issuance of 98,093 shares (maximum was 124,994 shares) based on the performance objectives and actual results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date. Compensation expense was recognized in each period based on management’s best estimate of the achievement level of actual and forecasted results, as appropriate, compared with the specified performance objectives for Performance Shares. For the three and six months ended March 31, 2015, the Company recognized expenses of $0.2 million and $0.3 million, respectively. For the three and six months ended March 31, 2014, the Company recognized expenses of $0.3 million and $0.5 million, respectively. The stock-based compensation table above includes the Performance Shares expenses.

The fair values of the Performance Shares, at target, were $0.9 million in each fiscal year for grants awarded in fiscal 2015, 2014 and 2013.

The aggregate number of shares that could be awarded to our executives if the minimum, target and maximum performance goals are met, based on the fair value at the date of grant is as follows:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
Fiscal 2013 – 2015	8,551	42,753	85,506
Fiscal 2014 – 2016	7,861	39,303	78,606
Fiscal 2015 – 2017	8,440	42,199	84,398

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of March 31, 2015 and 2014, there was less than $0.1 million of employee contributions in each period included in accrued liabilities in the condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three and six months ended March 31, 2015 and 2014 totaled less than $0.1 million in each period. The stock-based compensation table above includes the Stock Purchase Plan expenses.

Restricted Stock and Deferred Stock Units

In the six months ended March 31, 2015, the Company awarded 10,678 restricted stock units (“RSU”), and has cumulatively awarded 35,512 RSUs to non-employee directors since fiscal 2013 under the 2009 Equity Incentive Plan. There were forfeitures of 3,068 shares and issuances of 7,681 shares in the three and six months ended March 31, 2015 and forfeiture of 3,417 RSU’s and issuances of 2,183 shares of common stock to departed non-employee directors in fiscal 2014. The RSU awards vest on a pro-rata basis over a one-year period. RSU awards are not considered as issued or outstanding common stock of the Company until shares are issued to a non-employee director upon retirement from the Board of Directors. The estimated fair value of the RSU awards was determined based on the closing market price of SurModics’ common stock on the date of grant. Compensation expense has been recognized for the estimated fair value of the common shares and is being expensed over the vesting term. The stock-based compensation table above includes RSU expenses recognized related to these awards, which totaled less than $0.1 million and $0.1 million in the three and six months ended March 31, 2015, respectively, and $0.2 million and $0.3 million in the three and six months ended March 31, 2014, respectively. The RSU awards were modified in the second quarter of fiscal 2014 to vest pro-rata over a 12-month service period. This modification resulted in an additional expense of $0.2 million in the three and six months ended March 31, 2014.

Directors can also elect to receive their cash retainers for services to the Board of Directors and its committees in the form of deferred stock units (“DSU”). Certain directors elected this option beginning on January 1, 2013, with deferral elections made on an annual basis, which has resulted in 1,332 and 2,886 DSUs issued with a total value of less than $0.1 million and $0.1 million in the three and six months ended March 31, 2015, respectively. The DSUs are fully vested. The stock-based compensation table above includes DSU expenses recognized related to these awards, which totaled less than $0.1 million and $0.1 million during the three months and six months ended March 31, 2015, respectively, and less than $0.1 million and $0.1 million during the three and six months ended March 31, 2014, respectively.

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

In connection with the credit facility, the Company is required to maintain financial covenants related to a maximum leverage ratio and a minimum EBITDA amount and to comply with nonfinancial covenants. As of March 31, 2015, the Company has no debt outstanding and was in compliance with all financial covenants.

12.	Net Income Per Share Data

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s potentially dilutive common shares are those that result from dilutive common stock options, non-vested stock relating to restricted stock awards, restricted stock units, deferred stock units and performance shares.

The following table sets forth the denominator for the computation of basic and diluted net income per share (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Net income available to common shareholders	$3,051	$2,459	$6,665	$6,089

Basic weighted average shares outstanding	12,944	13,538	13,092	13,658
Dilutive effect of outstanding stock options, non-vested restricted stock, restricted stock units, deferred stock units and performance shares	263	286	273	267

Diluted weighted average shares outstanding	13,207	13,824	13,365	13,925

The calculation of weighted average diluted shares outstanding excludes outstanding stock options associated with the right to purchase 0.3 million and 0.2 million shares of common stock for the three months ended March 31, 2015 and 2014, respectively, and 0.5 million and 0.4 million for the six months ended March 31, 2015 and 2014, respectively, as their inclusion would have had an antidilutive effect on diluted net income per share.

On November 5, 2014, the Company’s Board of Directors authorized it to repurchase up to $30.0 million of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorization has no fixed expiration date. During the six months ended March 31, 2015, as part of the accelerated share repurchase program discussed below, the Company repurchased 758,143 shares of common stock for a total of $16.0 million under the $30.0 million November 2014 Board authorization and as of March 31, 2015, $14.0 million remained available for future repurchases under the current authorization. The $14.0 million includes $4.0 million of the initial payment to Wells Fargo in the first quarter of fiscal 2015 under the accelerated share repurchase program discussed below.

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

The accelerated share repurchase program with Wells Fargo expires in the fourth quarter of fiscal 2015; however, Wells Fargo has the right to accelerate the end of the purchase period. Upon settlement of the contract, the Company will adjust common stock and either additional paid-in capital or retained earnings, as appropriate, to reflect the final settlement amount. The specific number of shares that the Company will ultimately purchase under the accelerated share purchase agreement will be based on the volume weighted average price (“VWAP”) of the Company’s common stock during the purchase period, less an agreed upon discount. The maximum amount of shares of common stock the Company can be required to issue to settle the agreement cannot exceed 1,870,907. The Company has sufficient authorized and unissued shares available to deliver the maximum share amount. For every $1.00 increase or decrease in the Company’s VWAP, based on a closing stock price of $21.38 on November 11, 2014, the settlement amount will change by approximately 45,000 shares.

During the first six months of fiscal 2014, the Company repurchased 485,577 shares of common stock for a total of $11.5 million under the then-existing share repurchase authorization of the Board. This entire authorized amount under the then existing authorization has been used as of March 31, 2014.

13.	Income Taxes

The Company recorded income tax provisions associated with income from continuing operations of $1.5 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively, representing effective tax rates of 32.7% and 33.0%, respectively. The Company recorded income tax provisions associated with income from continuing operations of $3.0 million and $2.7 million for the six months ended March 31, 2015 and 2014, respectively, representing effective tax rates of 30.7% and 30.5%, respectively. The difference between the U.S. federal statutory tax rate of 35.0% and the Company’s effective tax rate for the three and six months ended March 31, 2015 and 2014 reflects the impact of state income taxes, permanent tax items such as valuation allowance releases associated with gains from our strategic investments and our available-for-sale securities portfolio and discrete tax benefits. Discrete tax benefits aggregated less than $0.1 million and $0.2 million for the three and six months ended March 31, 2015, respectively, and less than $0.1 million and $0.2 million for the three and six months ended March 31, 2014, respectively.

The discrete tax items in the fiscal 2015 six-month period includes a $0.2 million income tax benefit associated with the December 2014 signing of the Tax Increase Prevention Act of 2014 which retroactively reinstated the federal research and development income tax credit, which had expired in December 2013.

The three and six-month periods ended March 31, 2015 income tax provisions included the impact of a $0.5 million gain from the sale of Intersect ENT with an offsetting reversal of a capital loss carryforward valuation allowance. The six months ended March 31, 2014 income tax provision includes the impact of gains related to two Vessix Vascular, Inc. contingent consideration payments totaling $0.7 million and gains related to certain debt securities in our available-for-sale securities portfolio of $0.1 million. Each of these gains has had a tax expense recognized which has been fully offset by the reversal of capital loss carryforward valuation allowances.

The Company did not have any discontinued operations activity in the three and six months ended March 31, 2015 and 2014.

The total amount of unrecognized tax benefits, including interest and penalties that, if recognized, would affect the effective tax rate as of March 31, 2015 and September 30, 2014, was $0.9 million in each period. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months with the above balances classified on the condensed consolidated balance sheets in other long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

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

14.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

Amounts reclassified out of accumulated other comprehensive income (“AOCI”) was $0.5 million on a pre-tax basis for the three and six months ended March 31, 2015. The amounts reclassified out of AOCI totaled $0.1 million and $0.3 million, respectively, on a pre-tax basis for the three and six months ended March 31, 2014. The amounts reclassified out of AOCI are associated with unrealized gains or losses on available-for-sale securities that were realized on the sale of the securities and are presented in other income, net in the condensed consolidated statements of income.

15.	Operating Segment Information

The accounting standards for reporting information about operating segments define operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, who is the Company’s Chief Executive Officer, in deciding how to allocate resources and in assessing performance. For financial accounting and reporting purposes, the Company reports its results for the two reportable segments as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device, with end markets that include coronary, peripheral, neuro-vascular and urology, among others, and (2) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications, with products that include protein stabilization reagents, substrates, antigens and surface coatings.

The tables below present segment revenue, operating income and depreciation and amortization, as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2015	2014	2015	2014
Revenue:
Medical Device	$10,562	$10,482	$21,198	$21,031
In Vitro Diagnostics	3,853	3,122	7,422	6,456

Total revenue	$14,415	$13,604	$28,620	$27,487

Operating income:
Medical Device	$4,696	$5,282	$10,212	$10,610
In Vitro Diagnostics	931	633	2,028	1,303

Total segment operating income	5,627	5,915	12,240	11,913
Corporate	(1,695)	(2,435)	(3,274)	(4,104)

Total operating income	$3,932	$3,480	$8,966	$7,809

Depreciation and amortization:
Medical Device	$295	$287	$565	$581
In Vitro Diagnostics	216	213	430	427
Corporate	195	184	394	372

Total depreciation and amortization	$706	$684	$1,389	$1,380

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

Asset information by operating segment is not presented because the Company does not provide its chief operating decision maker assets by operating segment, as the data is not readily available.

16.	Commitments and Contingencies

Litigation. From time to time, the Company has been, and may become, involved in various legal actions involving its operations, products and technologies, including contract, intellectual property and employment disputes. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, which, if granted, could require significant expenditures or result in lost revenue. The Company records a liability in the condensed consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded.

During the second quarter of fiscal 2015, a customer notified the Company that it believes it overpaid approximately $5.7 million in hydrophilic coating royalties to the Company from January 2009 through September 2014. The customer also seeks interest on its alleged overpayments. In accordance with the underlying agreement between the Company and the customer, the Company has requested certain factual documentation from the customer related to the claim. The Company has recently received a portion of the requested documentation and is currently evaluating its sufficiency. In addition the remainder of the requested documentation has not yet been received. As of March 31, 2015, the Company has not recorded an accrual for this claim. Any potential loss is not estimable based on information available to the Company as of March 31, 2015 or subsequent to quarter end.

InnoRx, Inc. In January 2005, the Company entered into a merger agreement whereby SurModics acquired all of the assets of InnoRx, Inc. (“InnoRx”), an early stage company developing drug delivery devices and therapies for the ophthalmology market. SurModics will be required to issue up to approximately 480,059 additional shares of its common stock to the stockholders of InnoRx upon the successful completion of the remaining development and commercial milestones involving InnoRx technology acquired in the transaction. The Company has not recorded any accrual for this contingency as of March 31, 2015 as the milestones have not been achieved and the probability of achievement is low.

InnoCore Technologies BV. In March 2006, the Company entered into a license agreement whereby SurModics obtained an exclusive license to a drug delivery coating for licensed products within the vascular field which included peripheral, coronary and neurovascular biodurable stent products. The license requires an annual minimum payment of 200,000 euros (equivalent to $217,000 using a euro to US $ exchange rate of 1.08501 as of March 31, 2015) until the last patent expires which is currently estimated to be September 2027. The total minimum future payments associated with this license are approximately $2.7 million. The license is currently utilized with one of SurModics’ drug delivery customers.

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

Overview

SurModics is a leading provider of surface modification and in vitro diagnostic technologies to the healthcare industry. In fiscal 2014, our business performance was driven by growth from our Medical Device hydrophilic coatings royalty revenue and product sales as well as contract coating services which are included in research and development revenue. Medical Device segment revenue continued its growth in the first six months of fiscal 2015. Our In Vitro Diagnostics segment realized broad based revenue improvement in the first six months of fiscal 2015. In particular, the In Vitro Diagnostics segment revenue increased 23% in the second quarter of fiscal year 2015 compared with the prior year second quarter which experienced a 21% decline in revenue as a result of customer inventory rebalancing.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. For financial accounting and reporting purposes, we report our results for the two reportable segments as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device, with end markets that include coronary, peripheral, neurovascular and urology, among others, and (2) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic immunoassay and molecular tests and biomedical research applications, with products that include protein stabilization reagents, substrates, antigens and surface coatings. We made this determination based on how we manage our operations and the information provided to our chief operating decision maker who is our Chief Executive Officer.

We derive our revenue from three primary sources: (1) royalties and license fees from licensing our proprietary surface modification and device drug delivery technologies and in vitro diagnostic formats to customers; the vast majority (typically in excess of 90%) of revenue in the “royalties and license fees” category is in the form of royalties; (2) the sale of reagent chemicals to licensees and the sale of protein stabilization reagent products, substrates, antigens and surface coatings to the diagnostic and biomedical research markets; and (3) research and commercial development fees generated on customer projects. Revenue fluctuates from quarter to quarter depending on, among other factors: our customers’ success in selling products incorporating our technologies; the timing of introductions of licensed products by our customers; the timing of introductions of products that compete with our customers’ products; the number and activity level associated with customer development projects; the number and terms of new license agreements that are finalized each quarter; and the value of reagent chemicals and other products sold to customers.

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

Our internal R&D activities are engaged in the exploration, discovery and application of technologies that solve meaningful problems in the diagnosis and treatment of disease. Our key R&D activities include efforts that support and expand our core offerings. These efforts include freezing of the design of our SurModics SurVeil™ Drug Coated Balloon for use in the superficial femoral and popliteal arteries. We initiated a Good Laboratory Practice (GLP) animal study in the first quarter of fiscal 2015 and plan to initiate a first-in-human study of the SurModics SurVeil Drug Coated Balloon in fiscal 2015.

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

Results of Operations – Three and Six Months Ended March 31

Revenue. Revenue during the second quarter of fiscal 2015 was $14.4 million, an increase of $0.8 million, or 6%, compared with the second quarter of fiscal 2014. Revenue during the first six months of fiscal 2015 was $28.6 million, an increase of $1.1 million, or 4%, compared with the same period of fiscal 2014. The increase in revenue, as detailed in the table below, is further explained in the narrative below.

	Three Months Ended March 31,		%	Six Months Ended March 31,		%
(Dollars in thousands)	2015	2014	Change	2015	2014	Change
Revenue
Medical Device	$10,562	$10,482	1%	$21,198	$21,031	1%
In Vitro Diagnostics	3,853	3,122	23%	7,422	6,456	15%

Total Revenue	$14,415	$13,604	6%	$28,620	$27,487	4%

Medical Device. Medical Device revenue was $10.6 million in the quarter ended March 31, 2015, an increase of 1% compared with $10.5 million for the same prior-year quarter. Medical Device revenue was $21.2 million in the first six months of fiscal 2015, an increase of 1% compared with $21.0 million for the same prior-year period. The $0.1 million increase in revenue for the second quarter was attributable to higher R&D revenue ($0.3 million) and royalty revenue ($0.1 million), offset partially by lower reagent product sales ($0.3 million). The $0.2 million increase for the six months was attributable to higher R&D revenue ($0.3 million), offset by lower royalty and license fee revenue ($0.1 million) and slightly lower product sales. The increase in R&D revenue in both periods resulted from increased demand for contract coating services. Hydrophilic royalty revenue increased in the second quarter of fiscal 2015 as the result of increased non-coronary product royalties. We continue to realize diversification in our hydrophilic royalty revenue as for the second consecutive quarter peripheral royalties were our leading royalty segment. Product sales decreases for both periods resulted from declines in reagent sales as a limited number of customers implemented inventory rebalancing in the second quarter of fiscal 2015.

In Vitro Diagnostics. In Vitro Diagnostics revenue was $3.9 million in the quarter ended March 31, 2015, an increase of 23% compared with $3.1 million for the same prior-year quarter. The quarter ended March 31, 2014 was a lower revenue comparison as In Vitro Diagnostics revenue declined 21% compared with the second quarter of fiscal 2013. In Vitro Diagnostics revenue was $7.4 million in the first six months of fiscal 2015, an increase of 15% compared with $6.5 million for the prior-year period. The revenue increase of $0.7 million and $1.0 million for the three and six months ended March 31, 2015, respectively compared to prior-year periods, reflects improvement in all product lines including higher sales of micro-array slides ($0.1 million and $0.5 million, respectively), BioFX branded substrates ($0.2 million and $0.1 million, respectively) and stabilization products ($0.3 million and $0.3 million, respectively) and to a lesser extent, antigens of $0.1 million in the second quarter.

Costs and Operating Expenses

The following is a summary of major costs and expenses as a percent of total revenue:

	Three Months Ended March 31,				Six Months Ended March 31,
	2015		2014		2015		2014
(Dollars in thousands)	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue
Product costs	$1,955	14%	$1,696	12%	$3,857	13%	$3,700	13%
Research and development	4,403	31	4,134	30	7,979	28	7,833	28
Selling, general and administrative	4,125	29	4,294	32	7,818	27	8,145	30

Product costs. Product costs were $2.0 million and $3.9 million or 14% of total revenue in both the three and six months ended March 31, 2015, compared with $1.7 million and $3.7 million or 12% and 13%, in each of the respective prior-year periods. Product gross margins were 65% and 66%, respectively, in the three and six months ended March 31, 2015, compared with 67% and 65% in the respective prior-year periods. The decrease in product gross margins in the current year three-month period compared with the same prior-year period is the result of increased scrap expense. The improvement in the fiscal 2015 six-month period compared with the same prior-year period reflects improved manufacturing leverage from higher production levels.

Research and development (R&D) expenses. R&D expenses were $4.4 million and $8.0 million, or 31% and 28% of total revenue, in the second quarter and first six months of fiscal 2015 respectively, compared with $4.1 million and $7.8 million, or 30% and 28% of total revenue, respectively in both prior-year periods. The fiscal 2015 second quarter and six month increases from the fiscal 2014 periods were primarily the result of higher spending for our drug-coated balloon development activities. We expect R&D expenses to increase 5% to 7% for fiscal 2015 compared with fiscal 2014 as we continue to invest in our drug-coated balloon development activities.

Selling, general and administrative (SG&A) expenses. SG&A expenses were $4.1 million and $7.8 million in the second quarter and first six months of fiscal 2015, respectively, or 29% and 27% of total revenue, compared with $4.3 million and $8.1 million, or 32% and 30% of total revenue, in both of the respective prior-year periods. The SG&A expense decrease of $0.2 million in the second quarter of fiscal 2015, compared with the same prior-year quarter, resulted from $0.9 million of lower stock compensation expense from the accelerated vesting of the Board of Directors equity awards that was recognized in the prior-year quarter, offset partially by $0.5 million of higher professional services expenses for legal, financial and strategic matters as well as $0.2 million in higher compensation and benefit costs. The decrease of $0.3 million for the six months of fiscal 2015 includes $0.9 million of lower stock compensation from the accelerated vesting of the Board of Directors equity awards in the fiscal 2014 period and $0.3 million of lower non-director stock based compensation, offset partially by $0.6 million of higher professional services expenses for legal, financial and strategic matters and $0.3 million of compensation and benefit costs.

Other income, net. Major classifications of other income, net are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2015	2014	2015	2014
Investment income, net	$56	$66	$113	$152
Gain on sale of strategic investments	—	—	—	681
Other investment capital gains	543	125	536	125

Other income, net	$599	$191	$649	$958

Other income was $0.6 million in both the three and six months ended March 31, 2015, respectively, compared with $0.2 million and $1.0 million for the respective prior-year periods.

Income from investments in fiscal 2015 remained relatively unchanged at approximately $0.1 million for both periods, compared with the prior-year periods primarily from higher yields on our investments which were offset by lower investment balances as the result of our share repurchase activities in fiscal 2015 and 2014.

We recorded a gain of $0.5 million in the three and six months ended March 31, 2015 associated with the second quarter sale of our investment in Intersect ENT. We recorded a gain of $0.7 million in the six months ended March 31, 2014 associated with contingent clinical and sales milestone payments resulting from the fiscal 2013 sale of our ownership interest in Vessix Vascular, Inc. (“Vessix”).

In addition, in the three and six months ended March 31, 2014, we recognized $0.1 million in realized investment gains associated with our available-for-sale debt securities investment portfolio.

Income tax provision. The reconciliation of the statutory U.S. federal tax rate of 35.0% and our effective tax rate for the three and six months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.7	0.8	0.7	0.8
Gains on available-for-sale securities and strategic investments	(4.0)	—	(0.9)	(1.3)
Discrete item – 2014 retroactive R&D federal tax credit	—	—	(2.1)	—
Discrete item – state tax reserve release	—	—	(0.9)	(2.7)
Other	1.0	(2.8)	(1.1)	(1.3)

Effective tax rate	32.7%	33.0%	30.7%	30.5%

The difference between the U.S. federal statutory tax rate of 35.0% and our effective tax rate reflects the impact of state income taxes, permanent tax items, valuation allowance changes for utilization of capital losses and discrete tax items. The income tax provision was $1.5 million and $3.0 million, respectively, for the three and six months ended March 31, 2015 resulting in respective effective tax rates of 32.7% and 30.7%. The income tax provision was $1.2 million and $2.7 million for the three and six months ended March 31, 2014, respectively, resulting in respective effective tax rates of 33.0% and 30.5%.

The most significant variability in our effective tax rate is the result of changes in capital loss valuation allowances resulting from gain on the sale of strategic investments and contingent milestone consideration payments and other-than-temporary impairment losses associated with certain strategic investments. We have historically recorded other-than-temporary impairment losses with no income tax effect as it has not been more likely than not that we would generate sufficient capital gains to realize these benefits. Consequently, the Intersect ENT, Vessix and available-for-sale securities gains realized during fiscal 2015 or 2014 resulted in a reduction in our capital loss carryforward valuation allowances resulting in no associated financial statement income tax effects.

There have also been discrete benefits recognized in each six-month period that consist largely of state income tax reserve reversals related to the expiration of statutory filing requirements. In addition, the six months ended March 31, 2015 reflects a $0.2 million discrete tax benefit associated with the December 2014 signing of the Tax Increase Prevention Act of 2014, which retroactively reinstated the federal research and development income tax credit which had previously expired in December 2013.

During the six months ended March 31, 2015, the effective tax rate was reduced by 0.9% for a gain associated with the sale of our investment in Intersect ENT, for which there is tax expense recognized which has been offset by the reversal of a capital loss valuation allowance. In the six months ended March 31, 2014, the effective tax rate was reduced by 1.3% for a gain associated with a Vessix milestone contingent consideration payment, for which there is tax expense recognized which has been offset by the reversal of a capital loss valuation allowance. We may receive an additional $3.4 million of future contingent payments through fiscal 2017 based on sales of Vessix products. These proceeds, if any, will generate capital gains which will result in reduction of the existing capital loss carryforward valuation allowance.

Segment Operating Results

Operating income for each of our reportable segments is as follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Operating income:
Medical Device	$4,696	$5,282	(11)%	$10,212	$10,610	(4)%
In Vitro Diagnostics	931	633	47%	2,028	1,303	56%

Total segment operating income	5,627	5,915		12,240	11,913
Corporate	(1,695)	(2,435)	30%	(3,274)	(4,104)	20%

Operating income	$3,932	$3,480	13%	$8,966	$7,809	15%

Medical Device. Operating income was $4.7 million in the second quarter of fiscal 2015, compared with $5.3 million in the second quarter of fiscal 2014. Operating income was $10.2 million in the first six months of fiscal 2015, compared with $10.6 million in the same period of fiscal 2014.

The decrease in operating income of $0.6 million in the three months ended March 31, 2015, compared with the prior-year period, resulted primarily from higher compensation costs ($0.1 million) and expenses associated with the drug coated-balloon development program ($0.4 million).

The decrease in operating income of $0.4 million for the six months ended March 31, 2015, compared with the prior-year period, resulted primarily from higher expenses associated with the drug-coated balloon development activities ($0.5 million), higher compensation expense ($0.3 million) and lower royalty and license fees revenue ($0.1 million), offset partially by higher R&D revenue ($0.3 million) and lower allocation of corporate expenses.

In Vitro Diagnostics. Operating income was $0.9 million in the second quarter of fiscal 2015, compared with $0.6 million in the second quarter of fiscal 2014. Operating income was $2.0 million in the first six months of fiscal 2015, compared with $1.3 million in the same period of fiscal 2014.

The increase in operating income of $0.3 million in the three months ended March 31, 2015 was a result of the gross margin impact from $0.7 million of higher revenue. Product gross margins were 64.4% and 63.2% for the three months ended March 31, 2015 and 2014, respectively. The higher product margins were primarily a result of increased operating leverage. Operating expenses increased $0.3 million in the three months ended March 31, 2015 compared with the prior-year period attributable to higher legal costs.

The increase in operating income of $0.7 million in the six months ended March 31, 2015 was a result of the gross margin impact of $0.9 million of higher product sales. Product gross margins were 65.0% and 61.8% for the six months ended March 31, 2015 and 2014, respectively. The higher product margins were primarily a result of increased manufacturing leverage. Operating expenses increased $0.2 million in the six months ended March 31, 2015 compared with the prior-year period attributable to professional service fees ($0.5 million), offset partially by lower compensation expense ($0.1 million), lower royalty expense ($0.1 million) and lower marketing costs ($0.1 million).

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board of Directors related fees and expenses, which have not been fully allocated to the Medical Device and In Vitro Diagnostics segments. Corporate also includes expenses, such as litigation, which are not specific to a segment and thus not allocated to our operating segments. The unallocated Corporate expense operating loss was $1.7 million and $2.4 million in the three months ended March 31, 2015 and 2014, respectively, and $3.2 million and $4.1 million in the six months ended March 31, 2015 and 2014, respectively. Stock-based compensation expenses decreased $1.0 million and $1.2 million in the three and six months ended March 31, 2015, compared with the comparable prior-year periods. The decrease in both periods expense was primarily from the $0.9 million in additional expense related to the accelerated vesting of Board of Director stock awards and granting of an award to the former Chairman of the Company’s Board in recognition of his contributions to the Company during his years of service on the Board. Other increases in both periods mainly relate to compensation expenses.

Liquidity and Capital Resources

As of March 31, 2015, we had working capital of $56.2 million, an increase of $5.0 million from September 30, 2014. Working capital is defined by us as current assets minus current liabilities. The increase from the prior-year end is a result of several factors including cash provided as a result of operating activities as well as an increase in current assets in the current quarter as a result of the Company’s plan to substantially liquidate its investment portfolio over the next quarter to support our corporate development initiatives. As a result of this decision all of our long-term investments were reclassified to short-term and included in current assets as of March 31, 2015. Our cash, cash equivalents and available-for-sale securities totaled $49.1 million at March 31, 2015, a decrease of $14.3 million from $63.4 million at September 30, 2014, principally associated with the $20.0 million initial payment related to our accelerated share repurchase program in the first quarter of fiscal 2015 partially offset by cash provided by operating activities from continuing operations of $6.8 million.

Our investments consist principally of U.S. government and government agency obligations, asset-backed securities, mortgage-backed securities and investment grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. The Company’s investment policy excludes ownership of collateralized mortgage obligations, mortgage-backed derivatives and other derivative securities without prior written approval of the Board of Directors. Our investment policy requires that no more than 5% of investments be held in any one credit or issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while generating an above benchmark (“Merrill Lynch 1-3 Year Government-Corporate Index”) total rate of return on a pre-tax basis. Management plans to continue to direct its investment advisors to manage the Company’s securities investments primarily for the safety of principal for the foreseeable future as it continues to assess other investment opportunities and uses of its cash and securities investments, including those described below. We plan to substantially liquidate our investment portfolio over the next quarter to provide liquidity to support our corporate development initiatives.

On November 4, 2013, we entered into a three-year $20.0 million secured revolving credit facility. The credit facility was amended on November 5, 2014, to increase the size of stock repurchases that may be effected by the Company to $30.0 million without the consent of the lender. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based on the Company’s leverage ratio. No borrowings have been made on the credit facility and the Company is in compliance with the financial covenants related to a maximum leverage ratio and a minimum EBITDA amount, and the nonfinancial covenants.

On July 31, 2014, we filed a registration statement with the Securities and Exchange Commission, using a “shelf” registration process. Under this shelf process we may sell, either separately or together, debt securities, preferred stock, depositary shares, common stock and security warrants in one or more offerings up to an aggregate initial offering price of $175 million. As of March 31, 2015, we have not completed any securities offerings associated with the registration statement.

We generated cash flows from operating activities from continuing operations of approximately $6.8 million and $5.9 million in the six months ended March 31, 2015 and 2014, respectively. The following table depicts our cash flows provided by operating activities from continuing operations:

	Six Months Ended March 31,
(Dollars in thousands)	2015	2014
Net income	$6,665	$6,089
Depreciation and amortization	1,389	1,380
Stock-based compensation	1,211	2,462
Deferred taxes	795	(164)
Net other operating activities	(997)	(1,464)
Net change in other operating assets and liabilities	(2,233)	(2,367)

Net cash provided by operating activities from continuing operations	$6,830	$5,936

Operating Activities. Net cash flow from operating activities has provided us with significant sources of liquidity. We generated cash flows from operating activities from continuing operations of $6.8 million and $5.9 million for the six months ended March 31, 2015 and 2014, respectively. During the first six months of fiscal 2015 and 2014, operating cash flow was primarily generated by net income as adjusted for non-cash expenses (benefits) for depreciation and amortization, stock-based compensation and deferred taxes; reduced by net other operating activities which include gains on sales of available-for-sale securities and strategic investments and the excess tax benefit from stock-based compensation. Operating assets and liabilities in the fiscal 2015 six month period used $2.2 million of cash as the result of increased accounts receivable balances ($0.2 million) resulting from increased revenue and the timing of cash collections; inventories ($0.4 million) resulting from planned increases in finished goods; prepaid and other ($0.3 million) primarily from a prepayment of materials in transit for future research and development activities; decreases in accounts payable and accrued liabilities ($0.6 million) principally from the payment of fiscal 2014 bonuses in fiscal 2015; and increased prepaid income taxes ($0.8 million).

Operating assets and liabilities in the fiscal 2014 six month period used $2.4 million of cash as the result of increased accounts receivable balances ($0.3 million) resulting from the timing of cash collections; prepaid and other ($0.3 million) primarily resulting from timing of payments on insurance premiums; decreases in accounts payable and accrued liabilities ($1.8 million) principally from the payment of fiscal 2013 bonuses in fiscal 2014 ($1.1 million) and secondarily as the result of changes in accrued liabilities ($0.4 million) related to invoice accruals at year end; the decrease in accrued liabilities related to restructuring accruals ($0.4 million); and increased income tax payments ($0.6 million), offset by cash generated from reduced inventories balances ($0.6 million).

Investing Activities. We used cash in investing activities from continuing operations of $0.4 million in the first six months of fiscal 2015 compared with $0.3 million in the first six months of fiscal 2014. We invested $0.2 million in property and equipment in the first six months of fiscal 2015 compared with $0.8 million in the prior-year period. We anticipate spending $1.5 million to $2.0 million on building improvements and equipment purchases for the remainder of fiscal 2015. Sales of our available-for-sale securities less the amounts reinvested in securities utilized cash of $0.7 million. We received cash of $0.5 million from the sale of our investment in Intersect ENT in the first six months of fiscal 2015 as compared with $0.7 million from contingent milestone payments associated with the sale of our ownership interest in Vessix Vascular in the first six months of fiscal 2014. In each of the first six months of fiscal 2015 and 2014, we invested cash associated with our discontinued operations of less than $0.1 million.

Financing Activities. We used cash in financing activities from continuing operations of $20.0 million and $12.7 million in the first six months of fiscal 2015 and 2014, respectively. Fiscal 2015 activity includes an accelerated share repurchase program initiated in the first quarter which is more fully described in the below paragraphs. We also used cash of $0.7 million in fiscal 2015 to purchase common stock to pay employee taxes resulting primarily from the issuance of common shares associated with our fiscal 2012-2014 performance share program.

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

During the six months ended March 31, 2015, pursuant to the share repurchase program discussed below, the Company repurchased 758,143 shares of common stock for a total of $16.0 million under the $30.0 million November 2014 Board authorization and as of March 31, 2015, $14.0 million remained available for future repurchases under this authorization. The $14.0 million includes $4.0 million of the initial payment to Wells Fargo in the first quarter of fiscal 2015 under the accelerated share repurchase program.

The agreement with Wells Fargo expires in the fourth quarter of fiscal 2015; however Wells Fargo has the right to accelerate the end of the purchase period. Upon settlement of the contract, the Company will adjust common stock, as well as either additional paid-in capital or retained earnings, as appropriate, to reflect the final settlement amount. The specific number of shares that the Company will ultimately purchase under the accelerated share purchase agreement will be based on the volume weighted average price (“VWAP”) of the Company’s common stock during the purchase period, less an agreed upon discount. The maximum amount of shares of common stock the Company can be required to issue to settle the agreement cannot exceed 1,870,907. The Company has sufficient authorized and unissued shares available to deliver the maximum share amount. For every $1.00 increase or decrease in the Company’s VWAP, based on a closing stock price of $21.38 on November 11, 2014, the settlement amount will change by approximately 45,000 shares.

Pursuant to previously authorized share repurchases, during the first six months of fiscal 2014, we repurchased 485,577 shares of common stock for $11.5 million at an average price of $23.77 per share. We also used cash of $1.1 million in the first six months of fiscal 2014 to purchase common stock to pay employee taxes resulting principally from issuance of common shares associated with our fiscal year 2011-2013 performance share program.

We believe that our existing cash, cash equivalents and available-for-sale securities, which totaled $49.1 million as of March 31, 2015, together with cash flow from operations, our $20.0 million credit facility and $175.0 million shelf registration statement, will provide liquidity sufficient to meet the below-stated needs and fund our operations for the remainder of fiscal 2015. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms. Our anticipated liquidity needs for the remainder of fiscal 2015 may include, but are not limited to, the following: general capital expenditures in the range of $1.5 million to $2.0 million, $10.0 million associated with the remaining authorized amount available for share repurchases discussed previously and any cash requirements associated with other investment opportunities.

Discontinued Operations. Our Pharmaceuticals discontinued operation used operating cash of less than $0.1 million in each of the first six months of fiscal 2015 and 2014. Cash generated from financing activities of less than $0.1 million in the first six months of fiscal 2015 and 2014 related to transfers of cash from continuing operations of SurModics and consisted of cash used to make payments on accrual balances.

Customer Concentrations. Our licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic, Inc. (“Medtronic”) was our largest customer comprising 19% of our consolidated revenue for fiscal 2014 and increased from this level to 27% in the first six months of fiscal 2015 primarily resulting from the Medtronic merger with Covidien PLC (“Covidien”) on January 26, 2015. Medtronic has several separately licensed products that generate royalty revenue for SurModics, none of which represented more than 6% of SurModics’ total revenue. No other individual customer using licensed technology constitutes more than 10% of SurModics’ total revenue.

Off-Balance Sheet Arrangements

As of March 31, 2015, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.

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

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from our forward-looking statements, such factors include, among others:

•	our reliance on a small number of significant customers, including our largest customer, Medtronic, which causes our financial results and stock price to be subject to factors affecting those significant customers and their products, the timing of market introduction of their or competing products, product safety or efficacy concerns and intellectual property litigation could adversely affect our growth strategy and the royalty revenue we derive;

•	general economic conditions which are beyond our control, such as the impact of recession, customer mergers and acquisitions (including the merger of Medtronic, our largest customer, with Covidien), business investment and changes in consumer confidence;

•	a decrease in our available cash or the value of our investment holdings could impact short-term liquidity requirements and expected capital and other expenditures;

•	the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or U.S. Food and Drug Administration marketing clearances or approvals, which may result in lost market opportunities or postpone or preclude product commercialization by licensees;

•	the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors;

•	our ability to perform successfully certain product development activities, the related R&D expense impact and governmental and regulatory compliance activities which we have not previously undertaken in any significant manner;

•	our ability to successfully convert our customers from an early generation of our PhotoLink® hydrophilic technology protected by a family of patents expected to expire in November 2015 (in the U.S.) and October 2016 (in certain other countries) to one of our advanced generation technologies and to offset any decline in revenues from customers that we are unlikely to convert; and

•	other factors described in “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which you are encouraged to read carefully.

Many of these factors are outside the control and knowledge of us, and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon our forward-looking statements and to consult any further disclosures by us on this subject in our filings with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of U.S. government and government agency obligations, agency and commercial mortgage-backed securities and investment-grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A one percentage point increase in interest rates would result in an approximate $0.3 million decrease in the fair value of our available-for-sale securities as of March 31, 2015, but would have no material impact on the results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2015. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures, as designed and implemented, are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2015, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
1/1/15 — 1/31/15	0	N/A	0	$14,000,000
2/1/15 — 2/28/15	679	$23.65	0	$14,000,000
3/1/15 — 3/31/15	74,536	$24.82	0	$14,000,000

Total	75,215	$24.81	0	$14,000,000

(1)	The purchases in this column were shares repurchased by the Company to pay the exercise price in connection with so-called “stock swap exercises” related to the exercise of non-employee director stock options and to pay the tax withholding obligations related to the vesting of employee restricted stock awards.
(2)	On November 5, 2014, our Board of Directors authorized the repurchase of up to $30.0 million of our outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorization has no fixed expiration date.

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

Through March 31, 2015, we have repurchased 758,143 shares at an average price of $21.10 under the November 2014 authorization and as of March 31, 2015; there remains $14.0 million available to repurchase shares in the future. The repurchase authorization does not have a fixed expiration date.

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

10.1

Amendment to Change of Control Agreement with Charles W. Olson dated February 9, 2015 – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2015,

SEC File No. 000-23837.

10.2

Amendment to Change of Control Agreement with Andrew D. C. LaFrence dated February 9, 2015 –

incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on

February 13, 2015, SEC File No. 000-23837.

10.3	Amendment to Change of Control Agreement with Bryan K. Phillips dated February 9, 2015 – incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 13, 2015, SEC File No. 000-23837.

10.4	Amendment to Change of Control Agreement with Joseph J. Stich dated February 9, 2015 – incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 13, 2015, SEC File No. 000-23837.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q for SurModics, Inc. for the quarterly period ended March 31, 2015, filed on May 5, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2015	SurModics, Inc.

	By:	/s/ Andrew D.C. LaFrence
Andrew D.C. LaFrence
Vice President of Finance and Chief Financial Officer (duly authorized signatory and principal financial officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2015

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

10.1

Amendment to Change of Control Agreement with Charles W. Olson dated February 9, 2015 – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2015,

SEC File No. 000-23837.

10.2

Amendment to Change of Control Agreement with Andrew D. C. LaFrence dated February 9, 2015 –

incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on

February 13, 2015, SEC File No. 000-23837.

10.3	Amendment to Change of Control Agreement with Bryan K. Phillips dated February 9, 2015 – incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 13, 2015, SEC File No. 000-23837.

10.4	Amendment to Change of Control Agreement with Joseph J. Stich dated February 9, 2015 – incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 13, 2015, SEC File No. 000-23837.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith