Form 10-Q
period 2015-06-30
SURMODICS INC
filed 2015-08-06
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of July 31, 2015 was 12,932,028.

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

SIGNATURES

EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SurModics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2015	2014
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54,108	$43,511
Available-for-sale securities	—	3,040
Accounts receivable, net of allowance for doubtful accounts of $10 and $42 as of June 30, 2015 and September 30, 2014, respectively	5,995	4,751
Inventories	3,464	2,817
Deferred tax assets	470	394
Income tax receivable	649	59
Prepaids and other	624	692
Current assets of discontinued operations	—	16

Total Current Assets	65,310	55,280
Property and equipment, net	12,102	13,133
Available-for-sale securities	—	16,823
Deferred tax assets	6,197	6,718
Intangible assets, net	2,389	2,946
Goodwill	8,010	8,010
Other assets, net	1,979	1,979

Total Assets	$95,987	$104,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$958	$1,028
Accrued liabilities:
Compensation	2,135	2,061
Accrued other	1,112	881
Deferred revenue	49	52
Current liabilities of discontinued operations	—	45

Total Current Liabilities	4,254	4,067
Deferred revenue, less current portion	227	226
Other long-term liabilities	1,778	1,845

Total Liabilities	6,259	6,138

Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 13,022,396 and 13,606,545 shares issued and outstanding, respectively	651	680
Additional paid-in capital	2,276	2,662
Accumulated other comprehensive (loss) income	(3)	1,528
Retained earnings	86,804	93,881

Total Stockholders’ Equity	89,728	98,751

Total Liabilities and Stockholders’ Equity	$95,987	$104,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Revenue:
Royalties and license fees	$7,908	$7,385	$22,566	$22,179
Product sales	6,583	6,067	18,082	16,632
Research and development	1,423	1,164	3,887	3,292

Total revenue	15,914	14,616	44,535	42,103

Operating costs and expenses:
Product costs	2,174	2,037	6,031	5,737
Research and development	3,860	3,655	11,839	11,488
Selling, general and administrative	4,023	3,591	11,841	11,736

Total operating costs and expenses	10,057	9,283	29,711	28,961

Operating income	5,857	5,333	14,824	13,142

Other income:
Investment income, net	36	42	149	194
Gain on sales of strategic investments	—	28	—	709
Other (loss) income, net	(40)	—	496	125

Other (loss) income, net	(4)	70	645	1,028

Income from continuing operations before income taxes	5,853	5,403	15,469	14,170
Income tax provision	(1,929)	(1,729)	(4,879)	(4,407)

Income from continuing operations	3,924	3,674	10,590	9,763
Loss from discontinued operations, net of income taxes	—	(76)	—	(76)

Net income	$3,924	$3,598	$10,590	$9,687

Basic net income (loss) per share:
Continuing operations	$0.30	$0.27	$0. 81	$0.72
Discontinued operations	0.00	(0.01)	0.00	(0.01)
Net income	$0.30	$0.26	$0. 81	$0.71
Basic net income (loss) per share:
Diluted net income per share
Continuing operations	$0.30	$0.27	$0. 79	$0.70
Discontinued operations	0.00	(0.01)	0.00	(0.01)
Net income	$0.30	$0.26	$0.79	$0.70
Weighted average number of shares outstanding:
Basic	13,002	13,585	13,057	13,639
Diluted	13,279	13,813	13,324	13,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
(In thousands)	(Unaudited)		(Unaudited)
Net income	$3,924	$3,598	$10,590	$9,687
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(59)	46	(1,216)	62
Reclassification adjustment for realized gains included in net income	26	—	(315)	(84)

Other comprehensive income (loss)	(33)	46	(1,531)	(22)

Comprehensive income	$3,891	$3,644	$9,059	$9,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,
	2015	2014
(in thousands)	(Unaudited)
Operating Activities:
Net income	$10,590	$9,687
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Loss from discontinued operations	—	76
Depreciation and amortization	2,083	2,054
Stock-based compensation	1,841	3,043
Deferred taxes	450	(98)
Gain on sales of available-for-sale securities and strategic investments	(496)	(835)
Excess tax benefit from stock-based compensation plans	(436)	(452)
Other	(42)	—
Change in operating assets and liabilities, excluding the impact from discontinued operations:
Accounts receivable	(1,244)	156
Inventories	(647)	428
Prepaids and other	66	(114)
Accounts payable and accrued liabilities	132	(919)
Income taxes	(221)	(560)

Net cash provided by operating activities from continuing operations	12,076	12,466

Investing Activities:
Purchases of property and equipment	(396)	(1,165)
Cash proceeds from sales of property and equipment	42	—
Purchases of available-for-sale securities	(3,377)	(132,648)
Sales and maturities of available-for-sale securities	22,199	157,970
Cash received from sales of strategic investments	21	708
Cash transferred to discontinued operations	(45)	(239)

Net cash provided by investing activities from continuing operations	18,444	24,626

Financing Activities:
Excess tax benefit from stock-based compensation plans	436	452
Issuance of common stock	451	348
Repurchase of common stock	(20,000)	(12,544)
Purchase of common stock to pay employee taxes	(810)	(1,114)

Net cash used in financing activities from continuing operations	(19,923)	(12,858)

Net cash provided by continuing operations	10,597	24,234

Discontinued Operations:
Net cash used in operating activities	(45)	(239)
Net cash provided by financing activities	45	239

Net cash provided by discontinued operations	—	—

Net change in cash and cash equivalents	10,597	24,234
Cash and Cash Equivalents:
Beginning of period	43,511	15,495

End of period	$54,108	$39,729

Supplemental Information:
Cash paid for income taxes	$4,651	$4,860
Noncash transactions – acquisition of property and equipment on account	$113	$224
Noncash transactions – issuance of performance shares, restricted and deferred stock units	$2,250	$3,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended June 30, 2015

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, needed to fairly present the financial results of SurModics, Inc. and subsidiaries (“SurModics” or the “Company”) for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of net income in the period in which the change in estimate is identified. The results of operations for the three and nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire 2015 fiscal year.

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

New Accounting Pronouncements

Accounting Standards to be Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition guidance for recognizing revenue from contracts with customers that provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance states that a Company should recognize revenue which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard also requires quantitative and qualitative disclosures about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Additionally, the FASB has provided guidance for transactions that were not previously addressed comprehensively, and improved guidance for multiple-element arrangements. The original pronouncement was effective for the Company beginning in fiscal 2018 (October 1, 2017), and early adoption was not permitted. On July 9, 2015 the FASB approved a one-year deferral of the effective date for the revenue recognition standard. As a result of the one-year deferral, the revenue recognition standard is effective for the Company beginning in fiscal 2019 (October 1, 2018), however, the Company may adopt this guidance as of the original effective date. This guidance can be adopted by the Company either retrospectively (October 1, 2016) or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact that the adoption of this new accounting guidance will have on the Company’s results of operations, cash flows and financial position.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

3.	Discontinued Operations

Beginning with the first quarter of fiscal 2012, the results of operations, cash flows, assets and liabilities of SurModics SMP, LLC (“SurModics Pharmaceuticals”), which were previously reported in the Pharmaceuticals segment as a separate operating segment, are classified as discontinued operations. There was no condensed consolidated statement of income impact associated with discontinued operations for the three and nine months ended June 30, 2015. In June 2014, the Company resolved the previously disclosed litigation involving SRI, two of SRI’s former employees and SurModics Pharmaceuticals. In connection with the resolution of the litigation, the Company recorded an additional expense within discontinued operations, of $0.1 million in the three and nine months ended June 30, 2014. Total assets and liabilities of discontinued operations were zero as of June 30, 2015 and insignificant as of September 30, 2014.

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

The Company’s Level 2 assets for the quarter ended June 30, 2015 consisted of money market funds and commercial paper instruments. For the year ended September 30, 2014 the Company’s Level 2 assets consisted of money market funds, commercial paper instruments, certain U.S. Treasury securities, corporate bonds, municipal bonds, certain U.S. government agency securities, government agency and municipal securities and certain asset-backed and mortgage-backed securities. Fair market values for these assets are based on quoted vendor prices and broker pricing where all significant inputs are observable. The Company performs limited tests of the quoted vendor prices based on available U.S. government security pricing on government websites as a means of validating the third party pricing. To ensure the accuracy of quoted vendor prices and broker pricing, the Company performs regular reviews of investment returns to industry benchmarks and sample tests of individual securities to validate quoted vendor prices with other available market data.

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

There were no Level 3 assets at June 30, 2015 and 2014 or September 30, 2014 and there was no Level 3 activity during the first nine months of fiscal 2015 or fiscal 2014.

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

During the quarter ended June 30, 2015, the Company liquidated its investment portfolio to support corporate initiatives. As a result, the ending balance of available-for-sale investments as of June 30, 2015 was zero. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of June 30, 2015
Assets:
Cash equivalents	$—	$50,075	$—	$50,075

Total assets measured at fair value	$—	$50,075	$—	$50,075

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

Investments consist principally of U.S. government and government agency obligations, mortgage-backed securities and corporate and municipal debt securities and are classified as available-for-sale at September 30, 2014. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from the condensed consolidated statements of income and reported in the condensed consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the condensed consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income. This adjustment results in a new cost basis for the investment. Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in other income. Realized gains and losses from the sales of debt securities, which are included in other income, are determined using the specific identification method.

During the quarter ended June 30, 2015 the Company liquidated its investment portfolio to support corporate initiatives, as a result the ending balance of available-for-sale investments as of June 30, 2015 was zero. The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities as of September 30, 2014 were as follows:

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

As of September 30, 2014, the Company concluded that the unrealized losses related to the available-for-sale securities shown above were not other-than-temporary as the Company did not have the intent to sell, nor was it more likely than not that the Company would be required to sell, before recovery of their amortized cost. The following table summarizes sales of available-for-sale debt securities:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Proceeds from sales	$19,071	$65,455	$21,722	$157,970
Gross realized gains	$26	$—	$26	$126
Gross realized losses	$(65)	$—	$(73)	$(1)

6.	Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead, with cost of product sales determined on a first-in, first-out basis. Inventories consisted of the following components:

	June 30,	September 30,
(Dollars in thousands)	2015	2014
Raw materials	$1,328	$1,056
Finished products	2,136	1,761

Total	$3,464	$2,817

7.	Other Assets

Other assets consist principally of strategic investments as follows:

	June 30,	September 30,
(Dollars in thousands)	2015	2014
CeloNova BioSciences, Inc.	$1,500	$1,500
ViaCyte, Inc.	479	479

Other assets, net	$1,979	$1,979

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

Intangible assets consist principally of acquired patents and technology, customer relationships, licenses and trademarks. For the three months ended June 30, 2015 and 2014, the Company recorded amortization expense of $0.2 million for each period. For the nine months ended June 30, 2015 and 2014, the Company recorded amortization expense of $0.6 million for each period.

Intangible assets consisted of the following:

	June 30, 2015
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(4,218)	$639
Core technology	8.0	530	(524)	6
Patents and other	16.8	2,256	(1,092)	1,164

Subtotal		7,643	(5,834)	1,809
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(5,834)	$2,389

	September 30, 2014
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(3,813)	$1,044
Core technology	8.0	530	(475)	55
Patents and other	16.8	2,256	(989)	1,267

Subtotal		7,643	(5,277)	2,366
Unamortized intangible assets:
Trademarks		580	—	580

Total		$8,223	$(5,277)	$2,946

Based on the intangible assets in service as of June 30, 2015, estimated amortization expense for the remainder of fiscal 2015 and each of the next five fiscal years is as follows (Dollars in thousands):

Remainder of 2015	$175
2016	594
2017	183
2018	137
2019	137
2020	137

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

The $8.0 million of goodwill at June 30, 2015 and September 30, 2014 is related to the In Vitro Diagnostics reporting unit and represents the gross value from the acquisition of BioFX Laboratories, Inc. (“BioFX”) in 2007. The goodwill was not impaired based on the outcome of the fiscal 2014 annual impairment test, and there have been no events or circumstances that have occurred in the first nine months of fiscal 2015 associated with the In Vitro Diagnostics reporting unit to indicate that the goodwill has been impaired.

10.	Stock-based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock awards, performance share awards, restricted stock units and deferred stock units. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period.

The Company’s stock-based compensation expenses were allocated to the following expense categories:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Product costs	$5	$4	$18	$13
Research and development	56	38	171	136
Selling, general and administrative	568	538	1,652	2,894

Total	$629	$580	$1,841	$3,043

As of June 30, 2015, approximately $2.4 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.1 years. The unrecognized compensation costs above include $0.4 million, remaining to be expensed over the life of the awards, based on payout levels associated with performance share awards that are currently anticipated to be fully expensed because the performance conditions are expected to exceed minimum threshold levels.

Stock Option Awards

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair values of stock options granted during the three months ended June 30, 2015 and 2014 were $8.85 and $8.69, respectively. The weighted average per share fair values of stock options granted during the nine months ended June 30, 2015 and 2014 were $7.25 and $8.72, respectively. The assumptions used as inputs in the model were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Risk-free interest rates	1.2%	1.6%	1.4%	1.2%
Expected life (years)	4.4	4.8	4.5	4.6
Expected volatility	38.5%	43.9%	43.2%	44.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%

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

The total pre-tax intrinsic value of options exercised during the three months and nine months ended June 30, 2015 was $0.3 million and $1.7 million, respectively. The total pre-tax intrinsic value of options exercised during the three months and nine months ended June 30, 2014 was $0.2 million and $1.3 million, respectively. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period end.

The Company modified stock option awards granted to Board members in February 2014, which resulted in acceleration of the stock option vesting period. The modification changed the vesting period to pro-rata over a 12-month service period and resulted in an increase to stock option related expense of $0.6 million in the three and nine months ended June 30, 2014.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance, these shares are considered to be non-vested shares. The Restricted Stock is released to the key employees if they are employed by the Company at the end of the vesting period. Compensation expense has been recognized for the estimated fair value of the common shares and is being recognized over the vesting term. The stock-based compensation table above includes Restricted Stock expenses recognized related to these awards, which totaled $0.1 million for the three months ended June 30, 2015, and $0.2 million for the nine months ended June 30, 2015 and totaled less than $0.1 million and $0.2 million, respectively, for the three months and nine months ended June 30, 2014. In February 2014, the Company granted an award of $0.2 million to the former Chairman of its Board of Directors in connection with his retirement from the Board and in recognition of his contributions to the Company during his years of service.

Performance Share Awards

The Company has entered into performance share agreements with certain key employees and executives, covering the issuance of common stock (“Performance Shares”). Performance Shares vest upon the achievement of all or a portion of certain performance objectives (which may include financial or project objectives), which must be achieved during the performance period. The Organization and Compensation Committee of the Board of Directors (the “Committee”) approves the performance objectives used for our executive compensation programs, which objectives were cumulative earnings per share and cumulative revenue for the three-year performance periods for fiscal 2012 (2012 – 2014), fiscal 2013 (2013 – 2015) and fiscal 2014 (2014 – 2016), and are cumulative revenue and cumulative EBITDA for fiscal 2015 (2015 – 2017). Assuming that the minimum performance level is attained, the number of shares that may actually vest will vary based on performance from 20% (minimum) to 200% (maximum) of the target number of shares. Shares will be issued to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The fiscal 2012 awards were finalized in the three months ended December 31, 2014 and resulted in the issuance of 98,093 shares (maximum was 124,994 shares) based on the performance objectives and actual results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date. Compensation expense was recognized in each period based on management’s best estimate of the achievement level of actual and forecasted results, as appropriate, compared with the specified performance objectives for Performance Shares. For the three and nine months ended June 30, 2015, the Company recognized expense of $0.2 million and $0.5 million, respectively. For the three and nine months ended June 30, 2014, the Company recognized expense of $0.2 million and $0.7 million, respectively. The stock-based compensation table above includes the Performance Shares expense.

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

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of June 30, 2015 there was $0.1 million of employee contributions and as of June 30, 2014 there was less than $0.1 million of employee contributions included in accrued liabilities in the condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three and nine months ended June 30, 2015 and 2014 totaled less than $0.1 million in each period. The stock-based compensation table above includes the Stock Purchase Plan expenses.

Restricted Stock and Deferred Stock Units

In the nine months ended June 30, 2015, the Company awarded 10,678 restricted stock units (“RSU”), and has cumulatively awarded 35,512 RSUs to non-employee directors since fiscal 2013 under the 2009 Equity Incentive Plan. There were no forfeitures or issuances in the three months ended June 30, 2015 and there were forfeitures of 3,068 shares and issuances of 7,681 shares in the nine months ended June 30, 2015. The Company realized forfeitures of 3,417 RSU’s and issuances of 2,183 shares of common stock to departed non-employee directors in fiscal 2014. The RSU awards vest on a pro-rata basis over a one-year period. RSU awards are not considered as issued or outstanding common stock of the Company until shares are issued to a non-employee director upon retirement from the Board of Directors. The estimated fair value of the RSU awards was determined based on the closing market price of SurModics’ common stock on the date of grant. Compensation expense has been recognized for the estimated fair value of the common shares and is being expensed over the vesting term. The stock-based compensation table above includes RSU expenses recognized related to these awards, which totaled less than $0.1 million and $0.2 million in the three and nine months ended June 30, 2015, respectively, and $0.1 million and $0.3 million in the three and nine months ended June 30, 2014, respectively. The RSU awards were modified in the second quarter of fiscal 2014 to vest pro-rata over a 12-month service period. This modification resulted in an additional expense of $0.2 million in the three and nine months ended June 30, 2014.

Directors can also elect to receive their cash retainers for services to the Board of Directors and its committees in the form of fully vested deferred stock units (“DSU”). Certain directors elected this option beginning on January 1, 2013, with deferral elections made on an annual basis, which has resulted in 1,547 and 4,433 DSUs issued with a total fair value of less than $0.1 million in both the three and nine months ended June 30, 2015. The stock-based compensation table above includes DSU expenses recognized related to these awards, which totaled less than $0.1 million in both the three months and nine months ended June 30, 2015 as well as the three and nine months ended June 30, 2014.

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

In connection with the credit facility, the Company is required to maintain financial covenants related to a maximum leverage ratio and a minimum EBITDA amount and to comply with nonfinancial covenants. As of June 30, 2015, the Company has no debt outstanding and was in compliance with all financial covenants.

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

The following table sets forth the denominator for the computation of basic and diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income from continuing operations available to common shareholders	$3,924	$3,674	$10,590	$9,763

Basic weighted average shares outstanding	13,002	13,585	13,057	13,639
Dilutive effect of outstanding stock options, non-vested restricted stock, restricted stock units, deferred stock units and performance shares	277	228	267	252

Diluted weighted average shares outstanding	13,279	13,813	13,324	13,891

The calculation of weighted average diluted shares outstanding excludes outstanding stock options associated with the right to purchase 0.2 million and 0.6 million shares of common stock for the three months ended June 30, 2015 and 2014, respectively, and 0.3 million and 0.4 million for the nine months ended June 30, 2015 and 2014, respectively, as their inclusion would have had an antidilutive effect on diluted net income per share.

On November 5, 2014, the Company’s Board of Directors authorized it to repurchase up to $30.0 million of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorization has no fixed expiration date. As part of the accelerated share repurchase (“ASR”) program discussed below, the Company repurchased 758,143 shares of common stock on November 11, 2014 and 89,721 shares of common stock on July 8, 2015, the date that the ASR program was completed. As adjusted for the final ASR program settlement, $10.0 million remained available for future repurchases under the current authorization.

On November 11, 2014, the Company entered into an accelerated share repurchase program with Wells Fargo Bank, National Association. In connection with this agreement, the Company made a $20.0 million payment to the bank and immediately received an initial delivery of 758,143 shares of its common stock with a fair value of $16.0 million as of the purchase date. Effective as of the date of the initial share purchase, the transaction was accounted for as a share retirement, resulting in a reduction of common stock of less than $0.1 million, additional paid-in capital of $2.5 million and retained earnings of $13.5 million. The remaining $4.0 million of the Company’s payment was also reported as a reduction in retained earnings. The specific number of shares that the Company ultimately purchased under the ASR agreement was based on the volume weighted average price (“VWAP”) of the Company’s common stock during the purchase period, less an agreed upon discount. In the aggregate, the Company purchased 847,864 shares under the ASR program for an average price of $23.59 per share. Based on the facts associated with the agreement, the forward contract is indexed to the Company’s common stock and meets the U.S. GAAP requirements to be classified as permanent equity as of June 30, 2015.

During the first nine months of fiscal 2014, the Company repurchased 485,577 shares of common stock for a total of $11.5 million under the then-existing share repurchase authorization of the Board. This entire authorized amount under the then existing authorization was used as of June 30, 2014.

13.	Income Taxes

The Company recorded income tax provisions associated with income from continuing operations of $1.9 million and $1.7 million for the three months ended June 30, 2015 and 2014, respectively, representing effective tax rates of 32.9% and 32.0%, respectively. The Company recorded income tax provisions associated with income from continuing operations of $4.9 million and $4.4 million for the nine months ended June 30, 2015 and 2014, respectively, representing effective tax rates of 31.5% and 31.1%, respectively. The difference between the U.S. federal statutory tax rate of 35.0% and the Company’s effective tax rate for the three and nine months ended June 30, 2015 and 2014 reflects the impact of state income taxes, permanent tax items such as valuation allowance releases associated with net gains from our strategic investments and our available-for-sale securities portfolio, discrete tax benefits and the Section 199 manufacturing deduction. Discrete tax benefits aggregated less than $0.1 million and $0.3 million for the three and nine months ended June 30, 2015, respectively, as well as the same respective periods ended June 30, 2014.

The discrete tax items in the fiscal 2015 nine-month period includes a $0.2 million income tax benefit associated with the December 2014 signing of the Tax Increase Prevention Act of 2014 which retroactively reinstated the federal research and development income tax credit, which had previously expired in December 2013.

The nine months ended June 30, 2015 income tax provision includes the impact of a $0.5 million gain from the sale of Intersect ENT with an offsetting reversal of a capital loss carryforward valuation allowance. The nine months ended June 30, 2014 income tax provision includes the impact of gains related to two Vessix Vascular, Inc. contingent consideration payments totaling $0.7 million and gains related to certain debt securities in our available-for-sale securities portfolio of $0.1 million. Each of these gains has had a tax expense recognized which has been fully offset by the reversal of capital loss carryforward valuation allowances.

The Company did not have any discontinued operations activity in the three and nine months ended June 30, 2015. The Company recorded an income tax benefit from discontinued operations of less than $0.1 million in each of the three and nine months ended June 30, 2014 which resulted in an effective tax rate associated with discontinued operations of 34.8% in each period.

The total amount of unrecognized tax benefits, including interest and penalties that, if recognized, would affect the effective tax rate as of June 30, 2015 and September 30, 2014, respectively, are $1.0 million and $0.9 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months with the above balances classified on the condensed consolidated balance sheets in other long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. U.S. income tax returns for years prior to fiscal 2012 are no longer subject to examination by federal tax authorities. For tax returns for state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2004.

14.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

Amounts reclassified out of accumulated other comprehensive income (“AOCI”) totaled less than $0.1 million and $0.5 million, respectively, on a pre-tax basis for the three and nine months ended June 30, 2015. There were no amounts reclassified out of AOCI for the three months ended June 30, 2014. The amounts reclassified out of AOCI totaled $0.1 million, on a pre-tax basis, for the nine months ended June 30, 2014. The amounts reclassified out of AOCI are associated with unrealized gains or losses on available-for-sale securities that were realized on the sale of the securities and are presented in other income, net in the condensed consolidated statements of income.

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

The tables below present segment revenue, operating income and depreciation and amortization, as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Revenue:
Medical Device	$11,629	$10,821	$32,827	$31,852
In Vitro Diagnostics	4,285	3,795	11,708	10,251

Total revenue	$15,914	$14,616	$44,535	$42,103

Operating income:
Medical Device	$6,295	$5,855	$16,507	$16,466
In Vitro Diagnostics	1,191	974	3,220	2,277

Total segment operating income	7,486	6,829	19,727	18,743
Corporate	(1,629)	(1,496)	(4,903)	(5,601)

Total operating income	$5,857	$5,333	$14,824	$13,142

Depreciation and amortization:
Medical Device	$288	$281	$852	$862
In Vitro Diagnostics	215	214	645	641
Corporate	191	179	586	551

Total depreciation and amortization	$694	$674	$2,083	$2,054

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

During the second quarter of fiscal 2015, a customer notified the Company that it believes it overpaid approximately $5.7 million in hydrophilic coating royalties to the Company from January 2009 through September 2014. The customer also seeks interest on its alleged overpayments. In accordance with the underlying agreement between the Company and the customer, the Company has requested certain factual documentation from the customer related to the claim. The Company has not yet received adequate documentation from the customer to assess the customer’s claim. As of June 30, 2015, the Company has not recorded an accrual for this claim. Any potential loss is not estimable based on information available to the Company as of June 30, 2015 or subsequent to quarter end.

InnoRx, Inc. In January 2005, the Company entered into a merger agreement whereby the Company acquired all of the assets of InnoRx, Inc. (“InnoRx”), an early stage company developing drug delivery devices and therapies for the ophthalmology market. The Company will be required to issue up to approximately 480,059 additional shares of its common stock to the stockholders of InnoRx upon the successful completion of the remaining development and commercial milestones involving InnoRx technology acquired in the transaction. The Company has not recorded any accrual for this contingency as of June 30, 2015 as the milestones have not been achieved and the probability of achievement is low.

InnoCore Technologies BV. In March 2006, the Company entered into a license agreement whereby SurModics obtained an exclusive license to a drug delivery coating for licensed products within the vascular field which included peripheral, coronary and neurovascular biodurable stent products. The license requires an annual minimum payment of 200,000 euros (equivalent to $222,000 using a euro to US dollar exchange rate of 1.10944 as of June 30, 2015) until the last patent expires which is currently estimated to be September 2027. The total minimum future payments associated with this license are approximately $2.7 million. The license is currently utilized by one of the Company’s drug delivery customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with both the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and our audited condensed consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations each included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statement entitled “Forward-Looking Statements” located at the end of this Item 2.

Overview

SurModics is a leading provider of surface modification and in vitro diagnostic technologies to the healthcare industry. In fiscal 2014, our business performance was driven by growth from our Medical Device hydrophilic coatings royalty revenue and product sales as well as contract coating services which are included in research and development revenue. Medical Device segment revenue continued its growth in the first nine months of fiscal 2015. Our In Vitro Diagnostics segment realized significant revenue improvement in the first nine months of fiscal 2015. In particular, the In Vitro Diagnostics segment revenue increased 14% in the first nine months of fiscal year 2015 compared with the same prior-year period. The current year-to-date period benefited from a lower prior-year comparison as the In Vitro Diagnostics revenue had declined 21% in the second quarter of fiscal 2014 as the result of customer inventory rebalancing activities.

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

We have several U.S. and international issued patents and pending international patent applications protecting various aspects of proprietary surface modification technologies, including compositions, methods of manufacture and methods of coating devices. The expiration dates for these patents and the anticipated expiration dates of the patent applications range from 2015 to 2033. Among these, the third generation of our PhotoLink® hydrophilic technology is protected by a family of patents that is expected to expire in November 2015 (in the U.S.) and October 2016 (in certain other countries). The royalty revenue associated with our third generation technology that has not yet converted, or that is not in the process of converting, to one of our advanced generation technologies was approximately 19% of our fiscal 2014 revenue. The royalty obligation in our typical license agreement is generally for a specified number of years or the life of the applicable license patents, whichever is longer. A majority of the customer products utilizing our third generation technology (representing approximately 14% of our fiscal 2014 revenue) will continue to generate royalty revenue at a reduced royalty rate beyond the expiration of these patents. The royalty obligation for these customer products extends beyond the expiration of these patents because the license also includes rights to our know-how or other proprietary rights. While we are actively seeking to convert our customers to one of our advanced generations of our hydrophilic coating technology, there can be no assurance that we will be successful in doing so, or that those customers that have converted, or will convert, will sell products utilizing our technology which will generate earned royalty revenue for us.

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

Our internal R&D activities are engaged in the exploration, discovery and application of technologies that solve meaningful problems in the diagnosis and treatment of disease. Our key R&D activities include efforts that support and expand our core offerings. One of our most significant internal R&D programs involves our SurModics SurVeil™ Drug Coated Balloon, a development stage product being designed for use in the superficial femoral and popliteal arteries. We initiated a Good Laboratory Practice (GLP) animal study in the first quarter of fiscal 2015 and plan to initiate a first-in-human study of the SurModics SurVeil Drug Coated Balloon in calendar year 2015. Ultimately, our ability to initiate a first-in-human study of the SurModics SurVeil Drug Coated Balloon on any particular time frame depends on our obtaining the necessary regulatory approval in the country where we will conduct the study, a process that is often costly and time-consuming. There can be no assurance that we will be successful in obtaining regulatory approval to initiate a first-in-human study for this product.

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

Results of Operations – Three and Nine Months Ended June 30

Revenue. Revenue during the third quarter of fiscal 2015 was $15.9 million, an increase of $1.3 million, or 8.9%, compared with the third quarter of fiscal 2014. Revenue during the first nine months of fiscal 2015 was $44.5 million, an increase of $2.4 million, or 5.8%, compared with the same period of fiscal 2014. The increase in revenue, as detailed in the table below, is further explained in the narrative below.

	Three Months Ended June 30,		%	Nine Months Ended June 30,		%
(Dollars in thousands)	2015	2014	Change	2015	2014	Change
Revenue
Medical Device	$11,629	$10,821	7.5%	$32,827	$31,852	3.1%
In Vitro Diagnostics	4,285	3,795	12.9%	11,708	10,251	14.2%

Total Revenue	$15,914	$14,616	8.9%	$44,535	$42,103	5.8%

Medical Device. Medical Device revenue was $11.6 million in the quarter ended June 30, 2015, an increase of 7.5% compared with $10.8 million for the same prior-year quarter. Medical Device revenue was $32.8 million in the first nine months of fiscal 2015, an increase of 3.1%, compared with $31.9 million for the same prior-year period. The $0.8 million increase in revenue for the third quarter of fiscal 2015 was attributable to higher R&D revenue ($0.3 million) and royalty revenue ($0.5 million). The $1.0 million increase for the nine months of fiscal 2015 was attributable to higher R&D revenue ($0.6 million) and royalty revenue ($0.6 million), partially offset by lower license fee revenue ($0.2 million). The increase in R&D revenue in both fiscal 2015 periods resulted from increased demand for contract coating services. Hydrophilic royalty revenue increased in the fiscal 2015 periods as the result of a one-time royalty catch up payment from a customer of $0.7 million which was related to periods prior to the fiscal 2015 third quarter and of that, $0.6 million related to periods prior to fiscal 2015. We continue to realize diversification in our hydrophilic royalty revenue as for the third consecutive quarter peripheral royalties were our leading royalty segment. We realized a 1.2% increase in product sales in the current quarter which reflected a rebound from the decline in reagent sales experienced in the second quarter of fiscal 2015 when a limited number of customers implemented inventory rebalancing. Year-to-date product sales were essentially flat with the prior-year period.

In Vitro Diagnostics. In Vitro Diagnostics revenue was $4.3 million in the quarter ended June 30, 2015, an increase of 12.9% compared with $3.8 million for the same prior-year quarter. In Vitro Diagnostics revenue was $11.7 million in the first nine months of fiscal 2015, an increase of 14.2% compared with $10.3 million for the prior-year period. The revenue increase of $0.5 million and $1.5 million for the three and nine months ended June 30, 2015, respectively compared to prior-year periods, reflects higher sales of micro-array slides ($0.1 million and $0.6 million, respectively) and stabilization products ($0.7 million and $1.0 million, respectively). The current year-to-date period benefited from a lower prior-year comparison as the In Vitro Diagnostics revenue had declined 21% in the second quarter of fiscal 2014 as the result of customer inventory rebalancing activities.

Costs and Operating Expenses

The following is a summary of major costs and expenses as a percent of total revenue:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2015		2014		2015		2014
(Dollars in thousands)	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue
Product costs	$2,174	14%	$2,037	14%	$6,031	14%	$5,737	14%
Research and development	3,860	24	3,655	25	11,839	27	11,488	27
Selling, general and administrative	4,023	25	3,591	25	11,841	27	11,736	28

Product costs. Product costs were $2.2 million and $6.0 million, or 14% of total revenue in both the three and nine months ended June 30, 2015, compared with $2.0 million and $5.7 million, or 14% of total revenue in each of the respective prior-year periods. Product gross margins were 67% in both the three and nine months ended June 30, 2015, compared with 66% in both respective prior-year periods. The increase in product gross margins in the current-year periods compared with the same prior-year periods is the result of lower scrap expense, improved manufacturing leverage from higher production levels and a change in product mix.

Research and development (R&D) expenses. R&D expenses were $3.9 million and $11.8 million, or 24% and 27% of total revenue, in the third quarter and first nine months of fiscal 2015, respectively, compared with $3.7 million and $11.5 million, or 25% and 27% of total revenue, respectively, in both prior-year periods. The fiscal 2015 third quarter and nine month increases in total R&D expenses from the fiscal 2014 periods were primarily the result of higher spending for our drug-coated balloon development activities. We expect R&D expenses to increase 5% to 7% for fiscal 2015 compared with fiscal 2014 as we continue to invest in our drug-coated balloon development activities.

Selling, general and administrative (SG&A) expenses. SG&A expenses were $4.0 million and $11.8 million in the third quarter and first nine months of fiscal 2015, respectively, or 25% and 27% of total revenue, compared with $3.6 million and $11.7 million, or 25% and 28% of total revenue, in both of the respective prior-year periods. The SG&A expense increase of $0.4 million in the third quarter of fiscal 2015 compared with the same prior-year quarter resulted from $0.2 million of higher professional services expenses for legal matters as well as $0.2 million in higher compensation and benefit costs. The increase in professional services was largely attributable to higher legal costs associated with a lawsuit brought by the IVD business against one of its competitors. This lawsuit had been pending since the third quarter of fiscal 2014 and was favorably resolved in July 2015 for a nominal amount. The SG&A expense increase of $0.1 million for the nine months of fiscal 2015 was driven by $0.8 million of higher professional services expenses for legal, financial and strategic matters; $0.3 million of increased compensation costs as well as $0.2 million of higher other operating costs, offset partially by $1.2 million of lower stock-based compensation. The decrease in this expense was primarily from the accelerated vesting of non-employee Board of Director stock awards and granting of an award to the former Chairman of the Company’s Board in recognition of his contributions to the Company during his years of service on the Board.

Other income, net. Major classifications of other income, net are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Investment income, net	$36	$42	$149	$194
Gain on sale of strategic investments	—	28	—	709
Other investment capital (losses) gains	(40)	—	496	125

Other (loss) income, net	$(4)	$70	$645	$1,028

Other (loss) income was less than $0.1 million in the three months ended June 30, 2015 and $0.6 million in the nine months ended June 30, 2015, compared with $0.1 million and $1.0 million for the respective prior-year periods.

Capital losses from investments in the three months ended June 30, 2015 increased as compared to the prior-year period as we liquidated our investment portfolio to support corporate initiatives.

We recorded a gain of $0.5 million in the nine months ended June 30, 2015 associated with the second quarter sale of our investment in Intersect ENT. We recorded a gain of $0.7 million in the nine months ended June 30, 2014 associated with contingent clinical and sales milestone payments resulting from the fiscal 2013 sale of our ownership interest in Vessix Vascular, Inc. (“Vessix”).

Income tax provision. The reconciliation of the statutory U.S. federal tax rate of 35.0% and our effective tax rate for the three and nine months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.4	0.6	0.4	0.6
Gains on available-for-sale securities and strategic investments	(0.9)	(2.9)	(0.9)	(2.8)
Discrete item – 2014 retroactive R&D federal tax credit	—	—	(2.1)	—
Discrete item – state tax reserve release	—	—	—	(1.7)
Other	(1.5)	(0.7)	(0.9)	—

Effective tax rate	33.0%	32.0%	31.5%	31.1%

The difference between the U.S. federal statutory tax rate of 35.0% and our effective tax rate reflects the impact of state income taxes, permanent tax items including the Section 199 manufacturing deduction, valuation allowance changes for utilization of capital losses and discrete tax items. The income tax provision was $1.9 million and $4.9 million, respectively, for the three and nine months ended June 30, 2015 resulting in respective effective tax rates of 33.0% and 31.5%. The income tax provision was $1.7 million and $4.4 million for the three and nine months ended June 30, 2014, respectively, resulting in respective effective tax rates of 32.0% and 31.1%.

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

There have also been discrete benefits recognized in each nine-month period that consist largely of state income tax reserve reversals related to the expiration of statutory filing requirements. In addition, the nine months ended June 30, 2015 reflects a $0.2 million discrete tax benefit associated with the December 2014 signing of the Tax Increase Prevention Act of 2014, which retroactively reinstated the federal research and development income tax credit which had previously expired in December 2013.

During the nine months ended June 30, 2015, the effective tax rate was reduced by 0.9% for a gain associated with the sale of our investment in Intersect ENT, for which the income tax expense recognized was fully offset by the reversal of a capital loss valuation allowance. During the nine months ended June 30, 2014, the effective tax rate was reduced by 2.8% primarily related to a gain associated with a Vessix milestone contingent consideration payment, for which the income tax expense recognized was fully offset by the reversal of a capital loss valuation allowance.

Segment Operating Results

Operating income for each of our reportable segments is as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
(Dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Operating income:
Medical Device	$6,295	$5,855	8%	$16,507	$16,466	0%
In Vitro Diagnostics	1,191	974	22%	3,220	2,277	41%

Total segment operating income	7,486	6,829		19,727	18,743
Corporate	(1,629)	(1,496)	9%	(4,903)	(5,601)	(12)%

Operating income	$5,857	$5,333	10%	$14,824	$13,142	13%

Medical Device. Operating income was $6.3 million in the third quarter of fiscal 2015, compared with $5.9 million in the third quarter of fiscal 2014. Operating income was $16.5 million in both the first nine months of fiscal 2015 and 2014.

The increase in operating income of $0.4 million in the three months ended June 30, 2015, compared with the prior-year period, resulted primarily from higher revenue offset by higher compensation costs ($0.1 million). The increase in revenue was attributable to higher R&D revenue ($0.3 million) and royalty revenue ($0.5 million). The royalty revenue increase was the result of a one-time royalty catch up payment from a customer of which $0.7 million related to periods prior to the fiscal 2015 third quarter.

The increase in operating income of less than $0.1 million for the nine months ended June 30, 2015, compared with the prior-year period, resulted primarily from higher R&D revenue ($0.6 million) and higher royalty revenue ($0.6 million) driven by a one-time royalty catch up payment from a customer related to periods prior to fiscal 2015, offset by higher expenses associated with the drug-coated balloon development activities ($0.5 million), higher compensation expense ($0.4 million) and lower royalty and license fees revenue ($0.2 million).

In Vitro Diagnostics. Operating income was $1.2 million in the third quarter of fiscal 2015, compared with $1.0 million in the third quarter of fiscal 2014. Operating income was $3.2 million in the first nine months of fiscal 2015, compared with $2.3 million in the same period of fiscal 2014.

The increase in operating income of $0.2 million in the three months ended June 30, 2015 was a result of the gross margin impact from $0.5 million of higher revenue. Product gross margins were 65.2% and 62.2% for the three months ended June 30, 2015 and 2014, respectively. The higher product margins were primarily a result of reduced scrap expense, increased operating leverage and product mix. Operating expenses increased by $0.2 million in the three months ended June 30, 2015 compared with the prior-year period. The increase in operating expenses was largely attributable to higher legal costs associated with a lawsuit brought by the IVD business against one of its competitors. This lawsuit had been pending since the third quarter of fiscal 2014 and was favorably resolved in July 2015 for a nominal amount.

The increase in operating income of $1.0 million in the nine months ended June 30, 2015 was a result of the gross margin impact of $1.5 million of higher product sales. Product gross margins were 65.1% and 61.9% for the nine months ended June 30, 2015 and 2014, respectively. The higher product margins were primarily a result of reduced scrap expense, increased operating leverage and product mix. Operating expenses increased $0.4 million in the nine months ended June 30, 2015 compared with the prior-year period attributable to higher legal costs ($0.7 million), offset partially by lower compensation expense ($0.1 million), lower royalty expense ($0.1 million) and lower marketing costs ($0.1 million).

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board of Directors related fees and expenses, which have not been fully allocated to the Medical Device and In Vitro Diagnostics segments. Corporate also includes expenses, such as litigation, which are not specific to a segment and thus not allocated to our operating segments. The unallocated Corporate operating loss was $1.6 million and $1.5 million in the three months ended June 30, 2015 and 2014, respectively, and $4.9 million and $5.6 million in the nine months ended June 30, 2015 and 2014, respectively. Stock-based compensation expenses decreased $1.2 million in the nine months ended June 30, 2015, compared with the comparable prior-year period. The decrease in this expense was primarily from the accelerated vesting of non-employee Board of Director stock awards and granting of an award to the former Chairman of the Company’s Board in recognition of his contributions to the Company during his years of service on the Board. Other increases in both periods mainly relate to compensation expenses. The decrease in stock-based compensation was offset primarily by increases in compensation and legal expenses.

Liquidity and Capital Resources

As of June 30, 2015, we had working capital of $61.1 million, an increase of $9.8 million from September 30, 2014. Working capital is defined by us as current assets minus current liabilities. The increase from the prior-year end is a result of several factors including cash provided from operating activities as well as an increase in current assets in the current quarter as a result of the Company’s decision to liquidate our investment portfolio in the third quarter of 2015 to support our corporate initiatives. As a result of this decision, all of our investments were liquidated and included in current assets within cash equivalents as of June 30, 2015. Our cash, cash equivalents and available-for-sale securities totaled $54.1 million at June 30, 2015, a decrease of $9.3 million from $63.4 million at September 30, 2014, principally associated with the $20.0 million initial payment related to our accelerated share repurchase program in the first quarter of fiscal 2015 partially offset principally by cash provided by operating activities from continuing operations of $12.1 million.

After the liquidation of our investment portfolio, our investments consist of money market or commercial paper investments. The Company’s investment policy excludes ownership of collateralized mortgage obligations, mortgage-backed derivatives and other derivative securities without prior written approval of the Board of Directors. Our investment policy requires that no more than 5% of investments be held in any one credit or issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while generating an above benchmark (“Merrill Lynch 1-3 Year Government-Corporate Index”) total rate of return on a pre-tax basis. Management plans to continue to direct its investment advisors to manage the Company’s securities investments primarily for the safety of principal for the foreseeable future as it continues to assess other investment opportunities and uses of its cash and securities investments, including those described below.

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

On July 31, 2014, we filed a registration statement with the Securities and Exchange Commission, using a “shelf” registration process. Under this shelf process we may sell, either separately or together, debt securities, preferred stock, depositary shares, common stock and security warrants in one or more offerings up to an aggregate initial offering price of $175 million. As of June 30, 2015, we have not completed any securities offerings associated with the registration statement.

We generated cash flows from operating activities from continuing operations of approximately $12.1 million and $12.5 million in the nine months ended June 30, 2015 and 2014, respectively. The following table depicts our cash flows provided by operating activities from continuing operations:

	Nine Months Ended June 30,
(Dollars in thousands)	2015	2014
Net income	$10,590	$9,687
Loss from discontinued operations	—	76
Depreciation and amortization	2,083	2,054
Stock-based compensation	1,841	3,043
Deferred taxes	450	(98)
Net other operating activities	(974)	(1,287)
Net change in other operating assets and liabilities	(1,914)	(1,009)

Net cash provided by operating activities from continuing operations	$12,076	$12,466

Operating Activities. Net cash flow from operating activities has provided us with significant sources of liquidity. We generated cash flows from operating activities from continuing operations of $12.1 million and $12.5 million for the nine months ended June 30, 2015 and 2014, respectively. During the first nine months of fiscal 2015 and 2014, operating cash flow was primarily generated by net income as adjusted for non-cash expenses (benefits) for depreciation and amortization, stock-based compensation and deferred taxes; reduced by net other operating activities which include gains on sales of available-for-sale securities and strategic investments and the excess tax benefit from stock-based compensation.

Operating assets and liabilities in the fiscal 2015 nine-month period used $1.9 million of cash as the result of increased accounts receivable balances ($1.2 million) resulting from increased revenue and the timing of cash collections, including a one-time royalty catch-up payment of $0.7 million; inventories ($0.6 million) resulting from planned increases in finished goods as well as the timing of shipments; offset by increases in accounts payable and accrued liabilities ($0.1 million) principally from a liability recorded for customer related payments ($0.4 million) which was offset by lower severance accruals ($0.1 million) and an increase in amount of accounts payable balance used for capital purchases ($0.1 million) as of June 30, 2015 as compared to September 30, 2014.

Operating assets and liabilities in the fiscal 2014 nine-month period used $1.0 million of cash as the result of increased prepaid and other balances ($0.1 million) primarily resulting from timing of payments on insurance premiums; decreases in accounts payable and accrued liabilities ($0.9 million) principally from the payment of fiscal 2013 bonuses in fiscal 2014 ($1.9 million) and secondarily as the result of changes in accrued liabilities ($1.3 million) related to invoice accruals at year end and the accrual for treasury stock purchases; and increased income tax payments ($0.6 million), offset by cash generated from reduced accounts receivable balances ($0.2 million) resulting from the timing of cash collections and inventories balances ($0.4 million).

Investing Activities. Our investing activities from continuing operations provided cash of $18.4 million in the first nine months of fiscal 2015 compared with $24.6 million in the first nine months of fiscal 2014. We invested $0.4 million in property and equipment in the first nine months of fiscal 2015 compared with $1.2 million in the prior-year period. We anticipate spending $1.5 million to $2.0 million on building improvements and equipment purchases for the remainder of fiscal 2015. Sales of our available-for-sale securities less the amounts reinvested in securities provided cash of $18.8 million. As noted above, we liquidated our investment securities during the quarter ended June 30, 2015 to support our corporate initiatives. We received cash of $0.5 million from the sale of our investment in Intersect ENT in the first nine months of fiscal 2015 as compared with $0.7 million from contingent milestone payments associated with the sale of our ownership interest in Vessix Vascular in the first nine months of fiscal 2014. In each of the first nine months of fiscal 2015 and 2014, we invested cash associated with our discontinued operations of less than $0.1 million.

Financing Activities. We used cash in financing activities from continuing operations of $19.9 million and $12.9 million in the first nine months of fiscal 2015 and 2014, respectively. Fiscal 2015 activity includes an accelerated share repurchase program initiated in the first quarter which is more fully described in the below paragraphs. We also used cash of $0.8 million in fiscal 2015 to purchase common stock to pay employee taxes resulting primarily from the issuance of common shares associated with our fiscal 2012-2014 performance share program.

On November 5, 2014, the Company’s Board of Directors authorized it to repurchase up to $30.0 million of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorization has no fixed expiration date. As part of the accelerated share repurchase (“ASR”) program discussed below, the Company repurchased 758,143 shares of common stock on November 11, 2014 and 89,721 of common stock on July 8, 2015, the date that the ASR program was completed. As adjusted for the final ASR program settlement, $10.0 million remained available for future repurchases under the current authorization.

On November 11, 2014, the Company entered into an accelerated share repurchase program with Wells Fargo Bank, National Association. In connection with this agreement, the Company made a $20.0 million payment to the bank and immediately received an initial delivery of 758,143 shares of its common stock with a fair value of $16.0 million as of the purchase date. Effective as of the date of the initial share purchase, the transaction was accounted for as a share retirement, resulting in a reduction of common stock of less than $0.1 million, additional paid-in capital of $2.5 million and retained earnings of $13.5 million. The remaining $4.0 million of the Company’s payment was also reported as a reduction in retained earnings. The specific number of shares that the Company ultimately purchased under the ASR agreement was based on the volume weighted average price (“VWAP”) of the Company’s common stock during the purchase period, less an agreed upon discount. In the aggregate, the Company purchased 847,864 shares under the ASR program for an average price of $23.59 per share. Based on the facts associated with the agreement, the forward contract is indexed to the Company’s common stock and meets the U.S. GAAP requirements to be classified as permanent equity as of June 30, 2015.

During the first nine months of fiscal 2014, the Company repurchased 485,577 shares of common stock for a total of $11.5 million under the then-existing share repurchase authorization of the Board. This entire authorized amount under the then existing authorization was used as of June 30, 2014. We also used cash of $1.1 million in the first nine months of fiscal 2014 to purchase common stock to pay employee taxes resulting principally from issuance of common shares associated with our fiscal year 2011-2013 performance share program.

We believe that our existing cash and cash equivalents, which totaled $54.1 million as of June 30, 2015, together with cash flow from operations, our $20.0 million credit facility and $175.0 million shelf registration statement, will provide liquidity sufficient to meet the below-stated needs and fund our operations for the remainder of fiscal 2015. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms. Our anticipated liquidity needs for the remainder of fiscal 2015 may include, but are not limited to, the following: general capital expenditures in the range of $1.1 million to $1.5 million, $10.0 million associated with the remaining authorized amount available for share repurchases discussed previously.

Discontinued Operations. Our Pharmaceuticals discontinued operation used operating cash of less than $0.1 million in each of the first nine months of fiscal 2015 and 2014. Cash generated from financing activities of less than $0.1 million in the first nine months of fiscal 2015 and 2014 related to transfers of cash from continuing operations of SurModics and consisted of cash used to make payments on accrual balances.

Customer Concentrations. Our licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic plc (“Medtronic”) was our largest customer comprising 19% of our consolidated revenue for fiscal 2014 and increased from this level to 26% in the first nine months of fiscal 2015 primarily resulting from the Medtronic merger with Covidien PLC (“Covidien”) on January 26, 2015. Medtronic has several separately licensed products that generate royalty revenue for SurModics, none of which represented more than 6% of SurModics’ total revenue. No other individual customer using licensed technology constitutes more than 10% of SurModics’ total revenue.

Off-Balance Sheet Arrangements

As of June 30, 2015, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning our growth strategy, including our ability to sign new license agreements and broaden our hydrophilic coatings royalty revenue, product development programs, various milestone achievements, research and development expenses, increased legal expenses within selling, general and administrative expenses, future cash flow and sources of funding, short-term liquidity requirements, future property and equipment investment levels, the impact of potential lawsuits or claims, the impact of Medtronic, as well as other significant customers, including new diagnostic kit customers and our ability to initiate a first-in-human study of the SurModics SurVeil Drug Coated Balloon on any particular time frame. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent the Company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from our forward-looking statements, such factors include, among others:

•	our reliance on a small number of significant customers, including our largest customer, Medtronic, which causes our financial results and stock price to be subject to factors affecting those significant customers and their products, the timing of market introduction of their or competing products, product safety or efficacy concerns and intellectual property litigation could adversely affect our growth strategy and the royalty revenue we derive;

•	general economic conditions which are beyond our control, such as the impact of recession, customer mergers and acquisitions (including the merger of Medtronic, our largest customer, with Covidien), business investment and changes in consumer confidence;

•	a decrease in our available cash or the value of our investment holdings could impact short-term liquidity requirements and expected capital and other expenditures;

•	the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or U.S. Food and Drug Administration marketing clearances or approvals, which may result in lost market opportunities or postpone or preclude product commercialization by licensees or ourselves;

•	the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors;

•	our ability to successfully develop, obtain regulatory approval for, and commercialize our SurModics SurVeil Drug Coated Balloon product;

•	our ability to perform successfully certain product development activities, the related R&D expense impact and governmental and regulatory compliance activities which we have not previously undertaken in any significant manner;

•	our ability to successfully convert our customers from an early generation of our PhotoLink® hydrophilic technology protected by a family of patents expected to expire in November 2015 (in the U.S.) and October 2016 (in certain other countries) to one of our advanced generation technologies and to offset any decline in revenues from customers that we are unlikely to convert; and

•	other factors described in “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which you are encouraged to read carefully.

Many of these factors are outside the control and knowledge of us, and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon our forward-looking statements and to consult any further disclosures by us on this subject in our filings with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of U.S. government and government agency obligations, agency and commercial mortgage-backed securities and investment-grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. For the quarter ended June 30, 2015 we held no available-for-sale securities, therefore interest rate fluctuations would have an insignificant impact on the results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2015. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures, as designed and implemented, are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2015, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
4/1/15 — 4/30/15	0	N/A	0	$14,000,000
5/1/15 — 5/31/15	7,984	$25.94	0	$14,000,000
6/1/15 — 6/30/15	0	N/A	0	$14,000,000

Total	7,984	$25.94	0	$14,000,000

(1)	The purchases in this column were shares repurchased by the Company to pay the exercise price in connection with so-called “stock swap exercises” related to the exercise of non-employee director stock options and to pay the tax withholding obligations related to the vesting of employee restricted stock awards.
(2)	On November 5, 2014, the Company’s Board of Directors authorized it to repurchase up to $30.0 million of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorization has no fixed expiration date. As part of the accelerated share repurchase (“ASR”) program discussed below, the Company repurchased 758,143 shares of common stock on November 11, 2014 and 89,721 of common stock on July 8, 2015, the date that the ASR program was completed. As adjusted for the final ASR program settlement, $10.0 million remained available for future repurchases under the current authorization.

On November 11, 2014, the Company entered into an accelerated share repurchase program with Wells Fargo Bank, National Association. In connection with this agreement, the Company made a $20.0 million payment to the bank and immediately received an initial delivery of 758,143 shares of its common stock with a fair value of $16.0 million as of the purchase date. Effective as of the date of the initial share purchase, the transaction was accounted for as a share retirement, resulting in a reduction of common stock of less than $0.1 million, additional paid-in capital of $2.5 million and retained earnings of $13.5 million. The remaining $4.0 million of the Company’s payment was also reported as a reduction in retained earnings. The specific number of shares that the Company ultimately purchased under the ASR agreement was based on the volume weighted average price (“VWAP”) of the Company’s common stock during the purchase period, less an agreed upon discount. In the aggregate the Company purchased 847,864 shares under the ASR program for an average price of $23.59 per share. Based on the facts associated with the agreement, the forward contract is indexed to the Company’s common stock and meets the U.S. GAAP requirements to be classified as permanent equity as of June 30, 2015.

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

32.2* 101*

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Financial statements from the Quarterly Report on Form 10-Q for SurModics, Inc. for the quarterly period ended June 30, 2015, filed on August 6, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2015	SurModics, Inc.

	By:	/s/ Andrew D.C. LaFrence
Andrew D.C. LaFrence
Vice President of Finance and Chief Financial Officer (duly authorized signatory and principal financial officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2015

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