Form 10-K
period 2015-09-30
SURMODICS INC
filed 2015-12-04
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by shareholders other than officers, directors or holders of more than 5% of the outstanding stock of the registrant as of March 31, 2015 was approximately $245 million (based upon the closing sale price of the registrant’s Common Stock on such date).

The number of shares of the registrant’s Common Stock outstanding as of December 1, 2015 was 12,944,326.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2016 Annual Meeting of Shareholders are incorporated by reference into Part III.

Forward-Looking Statements

Certain statements contained in this Form 10-K, or in other reports of the Company and other written and oral statements made from time to time by the Company, do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. The Company’s forward-looking statements generally relate to its growth and transformation strategy, financial prospects, product development programs including development of the SurveilTM drug-coated balloon, sales efforts, the impact of significant customer agreements, including its agreements with Medtronic plc (“Medtronic”) and the impact of acquisitions. You should carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement. Investors are advised not to place undue reliance upon the Company’s forward-looking statements and to consult any further disclosures by the Company on such topics in this and other filings with the Securities and Exchange Commission (“SEC”). Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A “Risk Factors” below.

PART I

ITEM 1.  BUSINESS.

Overview – General

SurModics, Inc. and subsidiaries (referred to as “SurModics,” “the Company,” “we,” “us,” “our” and other like terms) is a leading provider of surface modification and in vitro diagnostic technologies to the healthcare industry. Our business units are organized and managed in two reportable segments, Medical Device and In Vitro Diagnostics.  The Medical Device and In Vitro Diagnostic units represented approximately 74% and 26% of our revenue, respectively, for the fiscal year ended September 30, 2015.

Our mission is to exceed our customers’ expectations and enhance the well-being of patients by providing the world’s foremost, innovative surface modification technologies and in vitro diagnostic component products and technologies. We currently function in two business units that partner with many of the world’s leading and emerging medical device, diagnostic and life science companies to develop and commercialize innovative products designed to improve patient diagnosis and treatment. Our core offerings in our Medical Device business unit include surface modification coating technologies that impart lubricity, prohealing or biocompatibility characteristics, or drug delivery capabilities.  We are focused on a strategy to transform our Medical Device business from being a provider of coating technologies to offering whole product solutions to medical device customers. To that end, we received approval from the United States Food and Drug Administration (“FDA”) on October 2, 2015 to commence a first in human early feasibility study with our SurveilTM drug-coated balloon (DCB). Further, on November 20, 2015 we acquired Creagh Medical Ltd. (“Creagh”), an innovative developer and manufacturer of percutaneous transluminal angioplasty (PTA) balloon catheters. With the acquisition of Creagh subsequent to fiscal year 2015, the Medical Device segment now engages in contract research and development, as well as manufacturing of balloons catheters used for a variety of interventional cardiology applications.

We believe that this acquisition will be a major step forward in our transformation strategy as it complements our capabilities by adding a world-class balloon catheter platform and state-of-the-art manufacturing facility. Our In Vitro Diagnostics business unit provides high quality components for in vitro diagnostic test kits and microarrays. Our strategy is to build on our product and technical leadership in our core fields of surface modification technologies and in vitro diagnostic products, and expand our core technologies to provide us with opportunities for longer term sustained growth.

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

Revenue from our licensing arrangements typically includes commercial development revenue, license fees and milestone payments, minimum royalties, and royalties based on a percentage of licensees’ product sales. In addition to licensing fees and research and commercial development fees, we generate revenue from the manufacture and sale of a variety of products including reagent chemicals used by our customers in coating their products pursuant to licensing arrangements. We also generate revenue by providing contract coating services prior to technology transfer to certain of our licensed customers. With our acquisition of Creagh, and our transformation to offering whole-product solutions, we believe we will be able to enhance our ability to support customers from design and development through manufacturing and commercialization.

Surface Modification and Device Drug Delivery Markets

Medical Device Industry

Advances in medical device technology have helped drive improved device efficacy and patient outcomes. Stents, particularly drug-eluting stents, have significantly reduced the need for repeat intravascular procedures, and they have diminished the need for more invasive cardiac bypass surgery. Drug-coated balloons have further transformed intravascular therapies by enhancing patient outcomes while not leaving stents in the vascular system. Transcatheter heart valve repair or replacement via a minimally invasive catheter-based system has enabled the treatment of patients suffering from heart valve disease who are too ill to undergo open-heart surgery. Positive clinical outcomes and acceptance of these and other similar innovations by patients, physicians and insurance companies has helped certain segments of the United States (“U.S.”) medical device industry grow at a faster pace than the economy as a whole. The attractiveness of the industry has drawn intense competition among the companies participating in this area. In an effort to improve their existing products or develop entirely new devices, a growing number of medical device manufacturers are exploring or using surface modification and device drug delivery technologies as product differentiators or device enablers. In addition, the continuing trend toward minimally invasive surgical procedures, which often employ catheter-based delivery technologies, has increased the demand drug delivery for hydrophilic, lubricious and hemocompatible coatings and other technologies.

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

Overview of SurModics’ Surface Modification and Device Drug Delivery Technologies

We believe SurModics is positioned to take advantage of the continuing trend of incorporating surface modification and device drug delivery technologies into the design of products such as devices and drugs, potentially leading to more efficient and effective products as well as creating entirely new product applications. We have a growing portfolio of proprietary technologies, market expertise and insight, and unique collaborative research, development and manufacturing capabilities — all key ingredients to bring innovation together for the benefit of patients, us, and the healthcare industry.

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

Our proprietary PhotoLink® coating technology is a versatile, easily applied, coating technology that modifies medical device surfaces by creating covalent bonds between device surfaces and a variety of chemical agents. PhotoLink coatings can impart many performance enhancing characteristics, such as advanced lubricity (slippery) and hemocompatibility (preventing clot formation), when bound onto surfaces of medical devices or other biological materials without materially changing the dimensions or other physical properties of devices. Our PhotoLink® technology utilizes proprietary, light activated (photochemical) reagents, which include advanced polymers or active biomolecules having desired surface characteristics and an attached light reactive chemical compound (photogroup). When the reagent is exposed to a direct light source, typically ultraviolet light, a photochemical reaction creates a covalent bond between the photogroup and the surface of the medical device, thereby imparting the desired property to the surface. A covalent bond is a very strong chemical bond that results from the sharing of electrons between carbon atoms of the substrate and the applied coating, making the coating durable and resilient.

Our proprietary PhotoLink® reagents can be applied to a variety of substrates. The coating formulations are easily applied to the material surface by a variety of methods including, but not limited to, dipping, spraying, roll coating or ink jetting. We continue to expand our portfolio of proprietary reagents for use by our customers. These reagents enable our customers to develop novel surface features for their devices, satisfying the expanding requirements of the healthcare industry. We are also continually working to expand the list of materials that are compatible with our surface modification and device drug delivery reagents. Additionally, we develop coating processes and coating equipment to meet the device quality, manufacturing throughput and cost requirements of our customers.

In terms of ease of use, the PhotoLink® coating process is relatively simple and is easily integrated into the customer’s manufacturing process. In addition, it does not subject the coated products to harsh chemical or temperature conditions, produces no hazardous byproducts, and does not require lengthy processing or curing time. Further, our Photolink® coatings are generally compatible with accepted sterilization processes, so the surface attributes are not lost when the medical device is sterilized.

A long-standing challenge for the medical device industry has been the availability of device coatings that offer both excellent lubricity and lower particulates. The properties that make coatings more lubricious—absorbing and exuding water—also can make them more susceptible to generating particulates. The U.S. FDA has also raised concerns related to particulate generation. In January 2013, we launched our Serenetm hydrophilic coating platform that optimizes lubricity and durability while significantly reducing particulates. This next-generation coating has demonstrated excellent lubricity on a wide range of substrates, and has been used on FDA-cleared coronary, peripheral and structural heart devices. Serenetm coatings are applied using our PhotoLink® process.

Our device drug delivery coating technologies allow therapeutic drugs to be incorporated within our proprietary polymer matrices to provide controlled, site-specific release of the drug into the surrounding environment. The release of the drug can be tuned to elute quickly (within minutes to a few days) or slowly (ranging from several months to over a year), illustrating the wide range of release profiles that can be achieved with our coating systems. On a wide range of devices, drug-eluting coatings can help improve device performance, increase patient safety and enable innovative new treatments. Examples of short term use drug delivery devices would include drug coated balloons and examples of longer term drug delivery devices would include drug eluting stents. We work with companies in the medical device and biotechnology industries to develop specialized coatings that allow for the controlled release of drugs from device surfaces. We see at least three primary areas with strong future potential: (1) improving the function of a device which itself is necessary to treat the medical condition; (2) enabling drug delivery in cases where the device serves only as a vehicle to deliver a drug to a specific site in the body; and (3) enhancing the biocompatibility of a medical device to ensure that it continues to function over a long period of time.

On October 2, 2015, we received FDA Investigational Device Exemption (“IDE”) approval to move forward in pursuing our first-in-human early feasibility study using the SurModics SurVeil™ drug-coated balloon (DCB). The development of the SurVeil™ DCB is a major step forward in our strategy to transform our Medical Device business from being a provider of coating technologies to offering whole-product solutions to the medical device industry. This approval allows us to take the steps required to start an early feasibility clinical trial. We have identified our clinical investigators and are developing plans for up to three clinical sites in the U.S. and expect to enroll the first patient in the second quarter of fiscal 2016. Our acquisition of Creagh on November 20, 2015 is anticipated to further strengthen our capabilities in design, development and manufacture of balloon catheters, significantly advancing our drug-coated balloon program.

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

Clinical Benefits

•

Device Drug Delivery. We provide drug delivery polymer technology to enable controlled, site-specific or systemic delivery of therapeutic agents. Our proprietary polymer reagents create matrices that serve as reservoirs for therapeutic drugs. The drugs can then be released on a controlled basis over minutes, days, weeks or months. For instance, when a DCB is expanded for a period of thirty seconds to several minutes, it transfers a drug to the surface of the arterial wall to inhibit unwanted tissue growth, thereby reducing the occurrence of re-closure of the artery which is known as restenosis.

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

•

Prohealing. Biologically based extracellular matrix (“ECM”) protein coatings for use in various applications are designed to improve and accelerate the healing of the tissue at or near the implant site through nature’s own healing mechanisms following procedures involving implantable medical devices. Certain ECM proteins, such as collagen and laminin, specifically stimulate the migration and proliferation of endothelial cells (cells that line blood vessels) to promote healing. By covalently attaching the appropriate ECM proteins to device surfaces utilizing the PhotoLink® coating process, the biomimetic surface can signal endothelial cells in the blood and vascular wall to form a stable endothelial lining over the implant. We believe these prohealing coatings could help prevent late stent thrombosis (the formation of a clot on the stent 30 days to one year after implant).

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
Cardiac Rhythm Management

Lubricity: Cardiac Resynchronization Therapy (CRT) leads, Brady pacemaker and Tachy defibrillator leads, delivery systems, electrophysiology (EP) devices

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

Hemocompatibility: blood/glucose monitoring devices, biosensors

Biomolecule immobilization: DNA and protein arrays, protein attachment to synthetic extracellular matrix for cell culture applications

Interventional Cardiology and Vascular Access

Lubricity: balloon catheters, microcatheter, guidewires, chronic total occlusion (CTO) catheters, Imaging catheters, delivery systems for implants

Hemocompatibility: vascular stents, catheters, distal protection devices

Drug/biologics delivery: vascular stents, catheters, drug-coated balloons

Prohealing: vascular stents, vascular grafts

Interventional Neurology and Neurosurgery	Lubricity: microcatheters, guidewires, delivery systems, stroke therapy devices Prohealing: neuroembolic devices Drug Delivery: implants Tissue engineering: aneurysm repair devices
Metabolic Disease	Tissue engineering: cell encapsulation
Oncology	Tissue engineering: female sterilization devices Lubricity: microcatheters, guidewires, delivery systems
Ophthalmology	Lubricity: access devices, microcatheters
Orthopedics	Cell growth and tissue integration: bone and cartilage growth Infection resistance: orthopedic and trauma implants Drug/biologics delivery: orthopedic and trauma implants
Structural Heart	Lubricity: transcatheter valve delivery systems, aortic embolic protection devices, sheath introducer, closure devices
Urology and Gynecology	Lubricity: urinary catheters, incontinence devices, ureteral stents, fertility devices Drug/biologics delivery: prostatic stents

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

We generate the largest portion of our revenue through licensing arrangements. Royalties and license fees represented 51.3%, 52.7% and 53.0% of our total revenue in fiscal 2015, 2014 and 2013, respectively. Greater than 97% of our royalties and license fees revenue in this three-year period were generated from hydrophilic coating licenses. Revenue from these licensing arrangements typically includes license fees and milestone payments, minimum royalties, and royalties based on a percentage of licensees’ product sales. We also generate revenue from sales of reagent chemicals to licensees for use in their coating processes.

The licensing process begins with the customer specifying a desired product feature to be created such as lubricity or drug delivery. Because each device and coating application is unique, we routinely conduct a feasibility study to qualify each new potential product application, often generating commercial development revenue. Feasibility studies can range in duration from several months to a year. After we complete a feasibility study, our customers cannot market their product until they receive regulatory approval.  As further described under the caption “Government Regulation,” the regulatory approval process varies in each country and ranges from several months to four or more years. At any time prior to a customer’s commercial launch, a license agreement may be executed granting the licensee rights to use our technology. We often support our customers by providing coating assistance for parts required in animal tests and human clinical trials. Typically, we complete a technology transfer to most customers which enables those customers to apply the coating at their own facilities.

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

As of September 30, 2015, we had over 150 licensed product classes (customer products utilizing SurModics technology) already in the market generating royalties and greater than 100 customer product classes incorporating our technology in various stages of pre-commercialization. We signed 22, 16 and 17 new licenses in fiscal 2015, 2014 and 2013, respectively. Our Serene™ platform was licensed to multiple companies during fiscal 2015, 2014 and 2013.

Under our agreements with our customers, the responsibility for securing regulatory approval for and ultimately commercializing these products rests with our customers. Our reliance on our customers in this regard and the potential risks to our operations as a result are discussed in Item 1A “Risk Factors” of this Form 10-K. Moreover, we are often contractually obligated to keep the details concerning our customers’ research and development efforts (including the timing of expected regulatory filings, approvals and market introductions) confidential. As a result of the significant uncertainty inherent in product development and regulatory approval processes, the expected timing for regulatory approval and commercialization for the product classes pending regulatory approval is can vary greatly.

Under most of our licensing agreements, we are required to keep the identity of our customers confidential unless they approve of such disclosure. Some of our licensed customers who allow the use of their name are: Abbott Laboratories (“Abbott”), Boston Scientific Corporation (“Boston Scientific”), Cook Medical, Cordis Corporation (a subsidiary of Cardinal Health, Inc.) (“Cordis”), Covidien PLC (a subsidiary of Medtronic), Edwards Lifesciences Corporation, Evalve, Inc. (a subsidiary of Abbott), Elixir Medical Corporation, ev3 Inc. (a subsidiary of Medtronic), Medtronic, OrbusNeich Medical, Inc., Spectranetics Corporation and St. Jude Medical, Inc.

Contract Research, Development and Manufacturing

On November 20, 2015, we acquired Creagh, an innovative developer and manufacturer of percutaneous transluminal angioplasty (PTA) balloon catheters. This acquisition is a major step forward in our strategy to transform our Medical Device business from being a provider of coating technologies to offering whole-product solutions to medical device customers. Creagh is based in Ballinasloe, Ireland, ideally located near the Galway and Athlone medical device hubs. Creagh’s state-of-the-art facility is equipped for medical device research, development and manufacturing and has room for future growth. As a result of our acquisition of Creagh, we now have the capability to support customers from concept to commercialization, including turn-key manufacturing of innovative whole-product solutions. In addition, we will continue to deliver on Creagh’s customer contracts, at various stages of development and manufacturing.

In Vitro Diagnostics Business Unit

Our In Vitro Diagnostics (“IVD”) business unit generates revenue from sales of stabilization products, substrates, antigens and surface coatings to diagnostics customers. We manufacture or sell components for in vitro diagnostic immunoassay and molecular tests and we manufacture and sell surface coatings to the diagnostic, biomedical research, and life science markets.

Immunoassay Diagnostics. An immunoassay is a biochemical test that measures the presence or concentration of a target molecule, or “analyte”, in a biological fluid or sample. Analyte levels are correlated to the disease state or medical condition of a patient to diagnose the presence, absence or severity of disease. Analytes are typically proteins or small molecules such as hormones.  Immunoassays are developed and produced using multiple components. The selection and optimization of those components confer the quality and performance of the assay in terms of sensitivity and specificity. IVD companies select these critical biochemical and reagent components to meet the clinical specifications of the assay. We develop, manufacture and sell high-performing, consistent and stable immunoassay component products to enable our customers’ diagnostic tests to detect the absence or presence of disease accurately.

Molecular Diagnostics - DNA and Protein Immobilization. Both DNA and protein microarrays are useful tools for the pharmaceutical, diagnostic and research industries. During a DNA gene analysis, typically thousands of different probes need to be placed in a pattern on a surface, called a DNA microarray. These microarrays are used by the pharmaceutical industry to screen for new drugs, by genome mappers to sequence human, animal or plant genomes, or by diagnostic companies to search a patient sample for disease causing bacteria or viruses. However, DNA does not readily adhere to most surfaces. We have developed various surface chemistries for both DNA and protein immobilization. Protein microarrays are used as diagnostic and research tools to determine the presence and/or quantity of proteins in a biological sample. The most common type of protein microarray is the antibody microarray, where antibodies are spotted onto a surface and used as capture molecules for protein detection.

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

Substrates. We also provide colorimetric and chemiluminescent substrates to the in vitro diagnostics market under our BioFX trademark. A substrate is the component of a diagnostic test kit that detects and signals that a reaction has taken place so that a result can be recorded. Colorimetric substrates signal a positive diagnostic result through a color change. Chemiluminescent substrates signal a positive diagnostic result by emitting light. We believe that our substrates offer a high level of stability, sensitivity and consistency.

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

With the acquisition of Creagh, we strengthened our capabilities and broadened our capacity for R&D activities with a state-of-the-art facility in Ballinasloe, Ireland. The facility is fully equipped for R&D and manufacturing and is focused on value-driven design and manufacture of high-quality balloon catheters. The suite of capabilities available include balloon forming, extrusion, coating and final finished product. The facility was purposefully built and equipped for medical device R&D and manufacturing with space for future growth.

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

As medical products become more sophisticated and complex and as competition increases, we believe the need for surface modification and device drug delivery will continue to grow. We intend to continue our development efforts to expand our surface modification and device drug delivery technologies to provide additional optimized properties to meet these needs across multiple medical markets. In addition, we are expanding our surface modification and device drug delivery technology expertise to capture more of the final product value. We are doing this by, in selected cases, developing or acquiring technologies or devices to develop from feasibility stage up to and including animal and human clinical testing stage. For example, we spent considerable development and preclinical efforts in the past three years developing a DCB. In fiscal 2014, we froze the design of our SurVeil™ DCB for use in the superficial femoral and popliteal arteries. We received FDA approval to commence an early feasibility study of this balloon in October 2015 and plan to initiate this study by the end of the second quarter fiscal 2016.

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

Our research and development efforts to grow our IVD business unit include identifying and addressing unmet needs that exist in the global IVD market place.  Our pipeline of IVD products includes components for immunoassay and molecular diagnostic applications, such as, new protein stabilizers, detection technologies, accessory reagents and surface coatings that have the potential to add greater sensitivity, specificity, speed, convenience and lower cost for IVD test manufacturers.  In June of 2014, we launched BioFx Liquid NovaStop solution.  This accessory reagent for enzyme-linked immunosorbent assay (“ELISA”) tests delivers top performance and stability for IVD tests, and for the safety of lab personnel, is non-corrosive to skin and eyes.  In July of 2014, we launched StabilZyme Protein Free AP.  This new stabilizer eliminates protein-related interference and cross-reactivity for assays that utilize alkaline phosphatase and offers excellent performance. The retained activity of StabilZyme Protein-Free AP Stabilizer is comparable to its protein-containing counterpart—StabilZyme AP Conjugate Stabilizer—and superior to other protein-free/BSA-free stabilizers on the market.

In fiscal 2015, 2014 and 2013, our R&D expenses were $16.2 million, $15.6 million and $15.1 million, respectively. We intend to continue investing in R&D to advance our surface modification, device drug delivery, whole product solutions and in vitro diagnostic technologies and to expand uses for our technology platforms. We anticipate an increase in R&D expenses in fiscal 2016 primarily related to proprietary product development, including our DCB activities. In addition, we continue to pursue access to products and technologies developed outside the Company as appropriate to complement our internal R&D efforts.

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

We protect our extensive portfolio of technologies through filing and maintaining patent rights covering a variety of coatings, drug delivery methods, reagents, and formulations, as well as particular clinical device applications. During fiscal 2015, SurModics filed 18 original U.S. patent applications, as well as 4 international patent applications, expanding the portfolio protection around our current technologies as well as enabling pursuit of new technology concepts, innovations and directions. As of September 30, 2015,

SurModics had 83 pending U.S. patent applications, 2 of which were exclusively licensed from others, and 112 foreign patent applications, of which one was exclusively licensed from others. Likewise, as of the same date, SurModics owned 151 issued U.S. patents, 16 of which were exclusively licensed from others, and 195 international patents, of which 21 were exclusively licensed from others.

We have licensed our Photolink® hydrophilic technology on a non-exclusive basis to a number of our customers for use in a variety of medical device surface applications, including those described above. In particular, we have 16 issued U.S. patents, seven pending U.S. patent applications, 28 issued international patents, and 24 pending international patent applications protecting various aspects of these technologies, including compositions, methods of manufacture and methods of coating devices. The expiration dates for these patents and anticipated expiration dates of the patent applications range from 2015 to 2033. Moreover, these patents and patent applications represent distinct families, with each family generally covering a successive generation of the technology, including improvements that enhance coating performance, manufacturability, or other important features desired by our customers. Among these, an early generation of our Photolink® technology is protected by a family of patents that expired in November 2015 (in the U.S.) and are expected to expire in October 2016 (in certain other countries). In addition, another early generation of our Photolink® technology is protected by a family of patents that is expected to expire in fiscal 2020. As noted above in “Licensing Arrangements,” the royalty obligation in our typical license agreement is generally for a specified number of years or the life of our patents, whichever is longer. In cases where the royalty obligation extends beyond the life of the applicable patent, it is because the license also includes rights to our know-how or other proprietary rights. Under these circumstances, the royalty obligation will continue at a reduced royalty rate for a specified number of years, as determined based on the specific terms and conditions of the applicable customer agreement, the date on which the customer’s product was first sold, and other factors. In recent years, we have successfully converted a number of our customer’s products utilizing this early generation technology to one of our advanced generation technologies.

The royalty revenue associated with this early generation technology that expired in November 2015 (in the U.S.) and is expected to expire in October 2016 (in certain other countries) which has not yet converted, or that is not in the process of converting, to one of our advanced generation technologies was approximately 18% of our fiscal 2015 revenue. Of the revenue generated by the early generation technology, approximately 81% will continue to generate royalty revenue at a reduced royalty rate beyond patent expiration. The royalty obligation for these customer products extends beyond the expiration of these patents because the license also includes rights to our know-how or other proprietary rights.  While we are actively seeking to convert our customers to one of our advanced generation of our hydrophilic coating technology, there can be no assurance that we will be successful in doing so, or that those customers that have converted, will sell products utilizing our technology which will generate earned royalty revenue for us.

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

Marketing and Sales

We market our technologies and products throughout the world using a direct sales force consisting of dedicated sales professionals who focus on specific markets and companies. These sales professionals working within our Medical Device business work in concert with business unit personnel to coordinate customer activities. The specialization of our sales professionals fosters an in-depth knowledge of the issues faced by our customers within these markets such as industry trends, technology changes, biomaterial changes and the regulatory environment. With respect to our diagnostics products, we enter into sales and marketing relationships with third parties to distribute those products around the world. We also offer those products for sale through our website. See Note 13 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for information regarding domestic and foreign revenue.

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

While our acquisition of Creagh has strengthened our development and manufacturing capability and capacity, it does not change our business model of working with medical device customers. Our offerings are expanding as we now have the capabilities to support our customers from design and development through manufacturing and commercialization. Our aim is to provide our customers earlier access to strongly differentiated products that address important unmet clinical needs, and partner with them on these products’ successful commercialization.

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

We have been proactively seeking to acquire and integrate strategic assets and capabilities to become a world-class medical device innovator, developer and manufacturer, most recently with our acquisition of Creagh described above. We are disciplined in our approach for acquisitions recognizing that investments must accelerate our transformation in two key areas: innovative device design and development capabilities, and automated and integrated manufacturing.

On November 20, 2015 (“the Creagh acquisition date”), the Company acquired 100% of the outstanding common shares and voting interest of Creagh located in Ballinasloe, Ireland. The results of Creagh’s operations will be included in the Company’s consolidated financial statements as of the Creagh acquisition date.  The acquisition was financed with cash on hand. The Company acquired Creagh for €30 million ($32.1 million), including an upfront payment of €18 million ($19.3 million), and up to €12 million ($12.8 million) based on achievement of revenue and value-creating operational milestone earned through September 30, 2018. The payment of the milestones will occur in the quarter ending December 31, 2018.

Creagh is dedicated to providing innovative, efficient and cost-effective design and manufacture of high-quality PTA balloon catheters to meet the needs of medical device customers. Established in 2006 in the west of Ireland, the heart of the Irish medical device industry, the company is able to attract skilled and talented resources, with extensive medical device experience ranging from polymer science, mechanical design, and product design engineering. Creagh’s facility is purpose-built and equipped to the highest standard with all catheter technologies on site. Since 2006, the company has continued to grow its technical and product capability with PTA products approved throughout the world, including Europe, the United States, and Japan. With these resources, the company is uniquely positioned to offer a total solutions approach from product design and development, through in-house extrusion, balloon forming, top-assembly, packaging and regulatory capabilities to approved products for exclusive distribution.

The Company has excluded the purchase price allocation and pro forma disclosures for the Creagh acquisition as the initial accounting is currently incomplete.  The Company is currently in the process of obtaining an initial valuation related to the acquired assets and assumed liabilities.

Significant Customers

Revenue from Medtronic represented approximately 26% of our total revenue for the year ended September 30, 2015 and was generated from multiple products and fields of use. The percentage of revenue from Medtronic increased in fiscal 2015 as a result of Medtronic’s merger with Covidien PLC on January 26, 2015. No other customer provided more than 7% of our consolidated revenue in fiscal 2015. There are no customers, other than Medtronic with respect to our Medical Device business unit, that if lost would have a material adverse effect on either of our segments.

Competition

The ability for surface modification and device drug delivery technologies to improve the performance of medical devices and drugs and to enable new product categories has resulted in increased competition in these markets. Some of our competitors offer device drug delivery technologies, while others specialize in lubricious or hemocompatible coating technology. Some of these companies target cardiovascular or other medical device applications. In addition, because of the many product possibilities afforded by surface modification technologies, many of the large medical device manufacturers have developed, or are engaged in efforts to develop, internal competency in the area of surface modification and device drug delivery. Following our recent acquisition of Creagh, our core balloon catheter capabilities compete with larger original equipment manufacturer (OEM) suppliers, as well as some of our largest medical device partners that have in-house resources to produce balloon catheters. Many of our existing and potential competitors have greater financial, technical and marketing resources than we have.

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

Manufacturing

We manufacture our surface modification and drug delivery reagents, and our IVD products in our Eden Prairie, Minnesota facility. In certain limited circumstances, we also provide manufacturing services for our customers, including, for example, coating their medical devices  that are intended for pre-clinical and clinical development (including human clinical trials), and products that are sold for commercial use by our customers. Through our acquisition of Creagh after the fiscal year ending September 30, 2015, we acquired a state-of-the-art facility in Ballinasloe, Ireland that is fully equipped for R&D and manufacturing. Creagh has been focused on value-driven design and manufacture of high-quality balloon catheters and offers a suite of capabilities, including balloon forming, extrusion, coating and top assembly. The facility was purposefully built and equipped for medical device R&D and manufacturing with space for future growth.

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

Government Regulation

Although our surface modification and device drug delivery technologies themselves are not directly regulated by the U.S. FDA, the medical devices, IVD and biotechnology products incorporating our technologies are required to undergo long, expensive and uncertain regulatory review processes that are governed by the U.S. FDA and other international regulatory authorities. New medical devices utilizing our technologies can only be marketed in the U.S. after a 510(k) application has been cleared or a pre-market approval application (“PMA”) has been approved by the FDA. This process can take anywhere from several months (e.g., for medical device products seeking regulatory approval under the 510(k) approval process) to several years (e.g., for medical device products seeking regulatory approval under the PMA approval process). The burden of securing regulatory approval typically rests with our customers as the medical device manufacturers. During fiscal 2015 and 2014, SurModics had multiple customers obtain regulatory clearance with our Serene™ coating platform.

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

Employees

As of December 1, 2015, we had approximately 168 employees. Of these employees we employ approximately 36 outside the U.S. in research and development and manufacturing operations functions. We are not a party to any collective bargaining agreements.

We believe that our future success will depend in part on our ability to attract and retain qualified technical, management and marketing personnel. We are committed to developing and providing our employees opportunities to contribute to our growth and success.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of December 1, 2015, the names, ages and positions of the Company’s executive officers are as follows:

Name	Age	Position
Gary R. Maharaj	52	President and Chief Executive Officer
Timothy J. Arens	48	Vice President of Corporate Development and Strategy
Thomas A. Greaney	49	Vice President of Operations and General Manager of SurModics Ireland
Andrew D. C. LaFrence	52	Vice President of Finance and Chief Financial Officer
Charles W. Olson	51	Senior Vice President and General Manager, Medical Device
Bryan K. Phillips	44	Senior Vice President, Legal and Human Resources, General Counsel and Secretary
Joseph J. Stich	50	Vice President and General Manager, In Vitro Diagnostics

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

Thomas A. Greaney joined the Company in November 2015 as Vice President of Operations and General Manager of SurModics Ireland. Prior to joining SurModics he served as Chief Executive Officer for Creagh Medical, from September 2005 to November 2015. Prior to his tenure in Creagh, Mr. Greaney served in a variety of roles with Boston Scientific for 10 years including the world-wide operations responsibility for the Taxus Stent commercialization. From 1989 to 1995 he worked for a number of Electronics companies in a variety of engineering and management roles. Mr. Greaney received a B.E in Industrial Engineering in 1988 and a post grad Diploma in Quality Assurance in 1989 both from the National University of Ireland Galway.

Andrew D. C. LaFrence joined the Company in February 2013 as Vice President of Finance and Chief Financial Officer. Prior to joining SurModics, he served as Chief Financial Officer for CNS Therapeutics from January 2011 to January 2013. Prior to joining CNS, Mr. LaFrence served as interim Chief Financial Officer of International Green Power from July 2010 to January 2011.  Mr. LaFrence has over 30 years of financial and management experience including 26 years at KPMG LLP where, from 1996 to 2010, he was an audit partner focusing on supporting venture-backed, high-growth medical technology, pharmaceutical, biotech and clean tech private and public companies. Mr. LaFrence is a certified public accountant and received a bachelor's degree in accounting and a minor in business administration from Illinois State University in 1984.

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

In addition to large and established medical device companies, our customers also include start-up and other early-stage companies.  These companies often find it difficult to obtain financing, which can impact our business in several ways. For example, some customers have been unable to obtain additional financing and were forced to cease their operations. Because our financial results depend substantially on the success of our customers in commercializing their products, a reduced ability by companies to take their products to market can substantially adversely affect our results of operations. In addition, the decrease in available financing has resulted in fewer start-up medical device and biotechnology companies than in prior years. To the extent that fewer new companies are started, the number of potential customers for our technologies will be smaller, and we may be unable to meet our business goals, which could substantially affect our financial performance.

The loss of, or significant reduction in business from, one or more of our major customers could significantly reduce our revenue, earnings or other operating results.

We have one customer that provided more than 10% of our revenue in fiscal 2015. Revenue from Medtronic represented approximately 26% of our total revenue for the fiscal year ended September 30, 2015 and was generated from multiple products and fields of use. The loss of Medtronic or any of our largest customers, or reductions in business from them, could have a material adverse effect on our business, financial condition, results of operations, and cash flow. There can be no assurance that revenue from any customer will continue at their historical levels. If we cannot broaden our customer base, we will continue to depend on a small number of customers for a significant portion of our revenue.

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

We recently announced our acquisition of Creagh, a company based in Ballinasloe, Ireland, which will be our first international operations, and we may acquire additional businesses in the future. The process of integrating acquired businesses into our operations poses numerous risks, including:

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

Our acquisition of Creagh Medical could be difficult to integrate and may disrupt our business, dilute shareholder value, or harm our operating results.

The process of integrating any acquired business, technology, or product into our business and operations may result in unforeseen operating difficulties and expenditures, including those described above.  Our ability to realize the anticipated benefits of our acquisition of Creagh will require the integration of our sales and marketing efforts to certain customers, integration of information technology and other administration systems.  Additional operating difficulties may arise as a result of our having to manage a significant remote location with a limited management team.  Failure to successfully integrate Creagh into our operations may adversely affect our operating results.

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

We have recorded a significant amount of goodwill and intangible assets on our balance sheet in connection with previous acquisitions and expect to record additional goodwill and intangible assets associated with the acquisition of Creagh on November 20,

2015. As of September 30, 2015, we had $8.6 million of goodwill and an indefinite-lived trademark intangible asset on our consolidated balance sheet related to our IVD business unit. As required by the accounting guidance for non-amortizing intangible assets, we evaluate at least annually the potential impairment of the goodwill and trademark. Testing for impairment of non-amortizing intangible assets involves the determination of the fair value of our reporting units. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. We also evaluate other assets on our balance sheet, including strategic investments and intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the assets may be based on fair value appraisals or discounted cash flow models using various inputs. Future impairment of the goodwill or other assets on our balance sheet could materially adversely affect our results of operations.

Research and development costs may adversely affect our operating results.

The success of our business depends on a number of factors, including our continued research and development of new technologies for future commercialization. In recent years, we have expended considerable resources researching and developing our DCB platform.  In fiscal 2014, we completed significant preclinical testing of this platform, conducted additional related development activities and froze the design of our first product: SurVeil™ DCB for superficial femoral and popliteal artery applications. In the first half of fiscal 2015, we conducted a good laboratory practice (“GLP”) animal study, and on October 2, 2015 received FDA approval to conduct a first-in-human early feasibility study using the SurVeil™ DCB to evaluate the safety and efficacy by March 31, 2016 which may result in significant cost to us. In researching and developing such new technologies, we may incur significant expenses that may adversely affect our operating results, including our profitability. Additionally, these activities are subject to risks of failure that are inherent in the development of new medical technologies. There can be no assurance that we will be successful in developing new technologies or devices, or that any such technology will be commercialized.

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

In addition in May 2014, the FASB issued new revenue recognition guidance for recognizing revenue from contracts with customers that provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance states that a Company should recognize revenue which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard also requires quantitative and qualitative disclosures about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Additionally it has provided guidance for transactions that were not previously addressed comprehensively, and improved guidance for multiple-element arrangements. The original pronouncement was effective for the Company beginning in fiscal 2018 (October 1, 2017), and early adoption was not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date for the revenue recognition standard. As a result of the one-year deferral, the revenue recognition standard is effective for the Company beginning in fiscal 2019 (October 1, 2018), however, the Company may adopt this guidance as of the original effective date. This guidance can be adopted by the Company either retrospectively (October 1, 2016) or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact that the adoption of this new accounting guidance will have on the Company’s results of operations, cash flows and financial position.

RISKS RELATING TO OUR OPERATIONS AND RELIANCE ON THIRD PARTIES

We rely on third parties to market, distribute and sell most products incorporating our technologies.

A principal element of our business strategy is to enter into licensing arrangements with medical device and other companies that manufacture products incorporating our technologies. For the fiscal years ended September 30, 2015, 2014 and 2013, we have derived an average of 52% of our revenue in each year from royalties and license fees. Although we do market certain diagnostic products and reagents, we do not currently market, distribute or sell our own medical devices or diagnostic immunoassay or molecular tests, nor do we intend to do so in the foreseeable future. Thus, our prospects are greatly dependent on the receipt of royalties from licensees of our technologies. The amount and timing of such royalties are, in turn, dependent on the ability of our licensees to gain successful regulatory approval for, market and sell products incorporating our technologies. Failure of certain licensees to gain regulatory approval or market acceptance for such products, all of which are outside of our control, could have a material adverse effect on our business, financial condition and results of operations.

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

Moreover, we rely on our customers to accurately report the sales their products incorporating our technologies and the royalties owed in connection with those sales.  Inaccuracies in these reports could result in an overpayment or underpayment of royalties, which could have a material adverse effect on our business, financial condition and results of operations.

A portion of our IVD business relies on distribution agreements and relationships with various third parties and any adverse change in those relationships could result in a loss of revenue and harm that business.

We sell our IVD products outside of the United States primarily through distributors.  Some of our distributors also sell our competitors’ products, and if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. Additionally, we serve as the exclusive North American distributor for DIARECT AG for recombinant native antigens.  The success of these arrangements with these third parties depends, in part, on the continued adherence to the terms of our agreements with them.  Any disruption in these arrangements will adversely affect our financial condition and results of operations.

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

We manufacture all of our Medical Device coating reagents (and provide coating manufacturing services for certain customers) and our IVD products at our Eden Prairie, Minnesota facility. As a result of our acquisition of Creagh we also manufacture balloon catheter products at our facility in Ballinasloe, Ireland.  If either of our existing production facilities becomes incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenue and we may not be able to maintain our relationships with our customers, including certain of our licensees. In particular, because most of our customers use our coating reagents to manufacture their own products that generate royalty revenue for us, failure by us to supply these reagents could result in decreased royalty revenue, as well as decreased revenue from the sale of products. Without our existing production facilities, we would have no other means of manufacturing products until we were able to restore the manufacturing capability at these facilities or develop one or more alternative manufacturing facilities. Although we carry business interruption insurance to cover lost revenue and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing customers resulting from our inability to produce products for them.

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

In our Medical Device business unit, we have licensed our Photolink® hydrophilic technology to a number of our customers for use in a variety of medical device surface applications. We have several U.S. and international issued patents and pending international patent applications protecting various aspects of these technologies, including compositions, methods of manufacture and methods of coating devices. The expiration dates for these patents and the anticipated expiration dates of the patent applications range from calendar 2015 to 2033. These patents and patent applications represent distinct families, with each family generally covering a successive generation of the technology, including improvements that enhance coating performance, manufacturability, or other important features desired by our customers. Among these, our third generation of Photolink® hydrophilic technology is protected by a family of patents that expired in November 2015 (in the U.S.) and are expected to expire in October 2016 (in certain other countries).

The royalty revenue associated with the third generation technology that has not yet converted, or that is not in the process of converting, to one of our advanced generation technologies comprised approximately 18% of our fiscal 2015 revenue. Of the revenue generated by the early generation technology, approximately 81% will continue to generate royalty revenue at a reduced royalty rate beyond the expiration of these patents. The royalty obligation for these customer products extends beyond the expiration of these patents because the license also includes rights to our know-how or other proprietary rights. Under these circumstances, the royalty obligation will continue at a reduced royalty rate for a specified number of years, as determined based on the specific terms and conditions of the applicable customer agreement, the date on which the customer’s commercial product was first sold, and other factors.

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

During fiscal 2016, we expect to commence a first in-human clinical study to evaluate the safety and efficacy of our SurVeil™ DCB as well as continue preclinical evaluation of other potential applications of our drug-coated balloon platform. Difficulties in connection with the clinical evaluation of our SurVeil™ DCB may prevent or delay us from obtaining the regulatory approvals required to continue the development of the product. Additionally, our ability to monetize successfully our SurVeil™ DCB and other applications of the platform may depend on the success of preclinical evaluations and any clinical trial that we may initiate. Ultimately, we may not be successful in finding the right strategic partner with which to enter into arrangements to commercialize the

SurVeil™ DCB which could impact our ability to realize an acceptable return, if any, on the investments we are making in this product and the platform.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile, in large part attributable to developments and circumstances related to factors identified in “Forward-Looking Statements” and “Risk Factors.” The market value of shares of our common stock may rise or fall sharply at any time because of this volatility, as a result of sales executed by significant holders of our stock, and also because of short positions taken by investors from time to time in our stock. In the fiscal year ended September 30, 2015, the sale price for our common stock ranged from $18.00 to $27.68 per share. The market prices for securities of medical technology, drug delivery and biotechnology companies historically have been highly volatile, and the market has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal operations are located in Eden Prairie, a suburb of Minneapolis, Minnesota, where we own a building that has approximately 64,000 square feet of space. All of our segments operate out of this facility. We also own an undeveloped parcel of land adjacent to our principal facility, which we intend to use to accommodate our growth needs, and have leased additional warehouse space near our owned facility. Effective with the acquisition of Creagh on November 20, 2015, we lease a facility in Ballinasloe, Ireland, that has approximately 30,000 square feet of space (including a 3,500 square foot validated clean room) which can be used by our Medical Device segment.

ITEM 3.  LEGAL PROCEEDINGS.

See the discussion of “Litigation” in Note 12 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Fiscal Quarter Ended:	High	Low
September 30, 2015	$27.68	$21.36
June 30, 2015	27.36	23.09
March 31, 2015	26.99	21.15
December 31, 2014	22.94	18.00
September 30, 2014	22.55	18.01
June 30, 2014	23.97	19.60
March 31, 2014	25.99	21.91
December 31, 2013	25.41	21.27

Our transfer agent is:

American Stock Transfer & Trust Company

59 Maiden Lane, Plaza Level

New York, New York 10038

(800) 937-5449

According to the records of our transfer agent, as of November 23, 2015, there were 149 holders of record of our common stock and approximately 3,757 beneficial owners of shares registered in nominee or street name.

To date, SurModics has not paid or declared any cash dividends on its common stock. The declaration and payment by SurModics of future dividends, if any, on its common stock will be at the sole discretion of the Board of Directors and will depend on SurModics’ continued earnings, financial condition, capital requirements and other factors that the Board of Directors deems relevant.

There were no purchases of common stock of the Company made during the three months ended September 30, 2015, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

On November 6, 2015, after the end of our fiscal year ended September 30, 2015, the Company’s Board of Directors authorized it to repurchase up to an additional $20.0 million (fiscal 2016 authorization) of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase (“ASR”) transactions, tender offers or by any combination of such methods. The share repurchase program does not have a fixed expiration date.

On November 5, 2014, after the end of our fiscal year ended September 30, 2014, the Company’s Board of Directors authorized it to repurchase up to $30.0 million (fiscal 2015 authorization) of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase ASR transactions, tender offers or by any combination of such methods. The share repurchase program does not have a fixed expiration date.

As of December 4, 2015, the Company has an aggregate of $30 million available for future common stock repurchases under the fiscal 2015 authorization and the fiscal 2016 authorization.

Stock Performance Chart

The following chart compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the NASDAQ US Benchmark Total Return (our broad equity market index) and the NASDAQ Medical Supplies Index (our published industry index). The comparisons assume $100 was invested on September 30, 2010 and assume reinvestment of dividends.

Dollars
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00

	September 30, 2010	September 30, 2011	September 30, 2012	September 28, 2013	December 31, 2013	September 30, 2014	September 30, 2015
SurModics	$100.00	$76.34	$169.63	$199.50	$203.36	$152.35	$183.22
Nasdaq US Benchmark Total Return Index	$100.00	$99.95	$130.07	$158.04	$174.00	$186.25	$184.94
Nasdaq Medical Supplies	$100.00	$106.27	$130.66	$147.23	$173.62	$169.55	$192.78

SurModics — Nasdaq US Benchmark Total Return Index — Nasdaq Medical Supplies

ITEM 6.  SELECTED FINANCIAL DATA.

The data presented below as of September 30, 2015 and 2014 and for the fiscal years ended September 30, 2015, 2014 and 2013 is derived from our audited consolidated financial statements included elsewhere in this report. The data as of September 30, 2013, 2012 and 2011 and for the years ended September 30, 2012 and 2011 is derived from audited consolidated financial statements not included in this report. The information set forth below should be read in conjunction with the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this report and our consolidated financial statements and related notes beginning on page F-1 and other financial information included in this report.

	Fiscal Year
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Statement of Operations Data (1):
Total revenue	$61,898	$57,439	$56,132	$51,928	$52,756
Operating income from continuing operations	19,089	18,576	18,820	16,342	15,523
Income from continuing operations	11,947	12,207	14,579	10,129	10,925
(Loss) income from discontinued operations	—	(176)	588	102	(29,431)
Net income (loss)	11,947	12,031	15,167	10,231	(18,506)
Diluted income (loss) per share:
Continuing operations	$0.90	$0.88	$0.99	$0.58	$0.63
Discontinued operations	(0.00)	(0.01)	0.04	0.01	(1.69)
Net income (loss)	0.90	0.87	1.03	0.59	(1.06)
Balance Sheet Data:
Cash, short-term and long-term investments	$55,588	$63,374	$58,104	$58,090	$68,197
Total assets	98,710	104,889	101,923	104,319	158,026
Retained earnings	88,161	93,881	91,036	75,869	65,638
Total stockholders’ equity	91,873	98,751	93,817	94,988	140,852
Statement of Cash Flows Data (1):
Net cash provided by operating activities from continuing operations	$15,066	$18,537	$17,781	$17,626	$22,900

(1)	All periods have been restated to adjust for the classification of our former Pharmaceuticals segment as discontinued operations.

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

Overview

SurModics is a leading provider of medical device and in vitro diagnostic technologies to the healthcare industry. In fiscal 2015, our business performance continued to be driven by growth from our two core businesses: Medical Device, including surface modification coating technologies, and In Vitro Diagnostics (IVD). Revenues in the Medical Device business are driven by hydrophilic coatings royalty revenue, product sales and contract coating services included in research and development revenue. Our In Vitro Diagnostics business is driven by product sales of diagnostic technology.

Since fiscal 2013, with our investment in our DCB platform, we have been focused on a strategy to transform our Medical Device business from being a provider of coating technologies to offering whole-product solutions to our medical device customers. This transformation will greatly increase our relevance in the industry, and is key to our future growth and profitability, given the ability to capture more revenue with whole-product solutions. Our transformation does not change our focus on our core medical device coatings and IVD businesses. Our aim is to provide customers earlier access to strongly differentiated products that address unmet clinical needs, and partner with them on successful commercialization.

A key step in our Medical Device transformation strategy is the acquisition of state-of-the-art device design, development and manufacturing capabilities to complement our leadership in coating technologies. In November 2015, we announced the acquisition of Creagh. This acquisition brings a state-of-the-art R&D and manufacturing facility offering robust extrusion, balloon-forming, top-assembly, packaging and regulatory capabilities focused on balloon catheters. We believe Creagh will be a strong complement to our capabilities to become a world-class medical device innovator, developer and manufacturer.  With the acquisition of Creagh subsequent to fiscal year 2015, we now engage in contract research and development, as well as manufacturing of balloons catheters used for a variety of interventional cardiology applications.

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

We have several U.S. and international issued patents and pending international patent applications protecting various aspects of these technologies, including compositions, methods of manufacture and methods of coating devices. The expiration dates for these patents and the anticipated expiration dates of the patent applications range from 2015 to 2033. Among these, the third generation of our Photolink® hydrophilic technology is protected by a family of patents that expired in November 2015 (in the U.S.) and are expected to expire in October 2016 (in certain other countries). The royalty revenue associated with our third generation technology that has not yet converted, or that is not in the process of converting, to one of our advanced generation technologies was approximately 18% of our fiscal 2015 revenue. Of the revenue generated by the early generation technology, approximately 81% revenue from this earlier generation) will continue to generate royalty revenue at a reduced royalty rate beyond the expiration of these patents. The royalty obligation for these customer products extends beyond the expiration of these patents because the license also includes rights to our know-how or other proprietary rights. While we are actively seeking to convert our customers to one of our advanced generations of our hydrophilic coating technology, there can be no assurance that we will be successful in doing so, or that those customers that have converted, or will convert, will sell products utilizing our technology which will generate earned royalty revenue for us.

On November 1, 2011, we entered into a purchase agreement to sell substantially all of the assets of a former subsidiary SurModics Pharmaceuticals, Inc. (“SurModics Pharmaceuticals”) to Evonik. Under the terms of the purchase agreement, the entire portfolio of products and services of SurModics Pharmaceuticals, including its cGMP development and manufacturing facility located in Birmingham, Alabama, were sold. The sale closed on November 17, 2011. We retained all accounts receivable and the majority of liabilities associated with the SurModics Pharmaceuticals business incurred prior to the closing. The total consideration received from the sale was $30.0 million in cash. We have reported the Pharmaceuticals segment as discontinued operations beginning in the first quarter of fiscal 2012. Accordingly, all results of operations, cash flows, assets and liabilities of SurModics Pharmaceuticals for all periods presented are classified as discontinued operations. All information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K includes only results from continuing operations (excluding SurModics Pharmaceuticals) for all periods presented, unless otherwise noted.

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

Our internal R&D activities are engaged in the exploration, discovery and application of technologies that solve meaningful problems in the diagnosis and treatment of disease. Our key R&D activities include efforts that support and expand our core offerings. These efforts include completing activities that support the development of our coating technologies that enhance drug-coated balloons. In addition, in fiscal 2014 we launched new in vitro diagnostic products including a non-corrosive, non-hazardous stop solution for TMB microwell substrates and a protein-free AP stabilizer. In the second quarter of fiscal 2013, we completed development activities and launched our next generation hydrophilic coating platform which is now commercially available under the tradename SereneTM (formerly referred to as Gen 5). We also launched in July 2013 a new in vitro diagnostic product, StabliZyme ® Protein-Free Stabilizer, which focuses on stabilizing biomolecule activity in assay tests. Additional planned activities include initiation of surface modification experiments that improve medical device performance and developing chemistries to support molecular diagnostic applications. In the fourth quarter of fiscal 2014, we froze the design of our SurVeil™ paclitaxel DCB for use in the superficial femoral and popliteal arteries. In fiscal 2015 we completed a GLP study and gained FDA approval to conduct a first in human early feasibility study, with plans to initiate a first-in-human study using the SurVeil™ DCB in the first half of fiscal 2016.

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

In fiscal 2015, 2014 and 2013, there were no impairment charges relating to our long-lived assets as there were no events or circumstances that occurred that affected the recoverability of such assets.

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

The two-step impairment test requires us to compare the fair value of the reporting units to which goodwill was assigned to their respective carrying values (Step 1 of the impairment test). In calculating fair value, we would use the income approach as our primary indicator of fair value, with the market approach used as a test of reasonableness. The income approach is a valuation technique under which we would estimate future cash flows using the reporting units’ financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. The market approach establishes fair value by comparing us to other publicly traded guideline companies or by analysis of actual transactions of similar businesses or assets sold. The income approach would be tailored to the circumstances of our business, and the market approach would be completed as a secondary test to ensure that the results of the income approach are reasonable and in line with comparable companies in the industry. The summation of our reporting units’ fair values would be compared and reconciled to our market capitalization as of the date of our impairment test.

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

We have determined that our reporting units are our In Vitro Diagnostics operations known as our In Vitro Diagnostics unit, which contains our BioFX branded products, and our device drug delivery and hydrophilic coatings operations known as our Medical Device unit. The $8.0 million of goodwill at September 30, 2015 and 2014 is related to the In Vitro Diagnostics reporting unit and represents the gross value from our acquisition of BioFX in 2007. Inherent in the determination of fair value of our reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations.

We performed our annual impairment test of goodwill (Step 0) as of August 31, 2015, and did not record any goodwill impairment charges during fiscal 2015 as there were no indicators of impairment associated with the In Vitro Diagnostics reporting unit. We also did not record any goodwill impairment charges related to the In Vitro Diagnostics reporting unit during fiscal 2014 or 2013.

Investments. Investments consist principally of U.S. government and government agency obligations, asset-backed securities, mortgage-backed securities and investment grade, interest-bearing corporate and municipal debt securities with varying maturity dates and are classified as available-for-sale securities at September 30, 2014. During fiscal 2015, the Company liquidated its investment portfolio to support corporate initiatives, and as a result, the ending balance of available-for-sale investments as of September 30, 2015 was zero. Our investment policy excludes ownership of collateralized mortgage obligations, mortgage-backed derivatives and other derivative securities without prior written approval of the Board of Directors. Our investment policy requires that no more than 5% of investments be held in any one credit or issue, excluding U.S. government and government agency obligations. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from the consolidated statements of income and reported in the consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other (loss) income. This adjustment results in a new cost basis for the investment. Our evaluation of the available-for-sale investments resulted in no loss recognition in fiscal 2015, 2014 or 2013. Investments for which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. When an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity occurs, we write down the security to fair value with a corresponding adjustment to other (loss) income. Our strategic investments are subject to other-than-temporary impairment assessment which resulted in impairment losses of $1.5 million, $1.2 million and $0.2 million in fiscal 2015, 2014 and 2013, respectively. Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in other (loss) income. Realized gains and losses from the sales of debt securities, which are included in other (loss) income, are determined using the specific identification method. See Notes 2 and 4 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information.

Income tax accruals and valuation allowances. When preparing the consolidated financial statements, we are required to estimate the income tax obligations in each of the jurisdictions in which we operate. This process involves estimating the actual current tax obligations based on expected income, statutory tax rates and tax planning opportunities in the various jurisdictions. In the event there is a significant unusual or one-time item recognized in the results of operations, the tax attributable to that item would be separately calculated and recorded in the period the unusual or one-time item occurred. Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. As a result, the annual effective tax rate reflected in our results of operations is different than that reported on our tax return (i.e., our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some are temporary differences that will reverse over time, such as depreciation expense on capital assets. These temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years, for which we have already recorded the expense in our consolidated statements of income. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance against those deferred tax assets. Deferred tax liabilities generally represent items for which we have already taken a deduction in our tax return, but we have not yet recognized the items as expense in our results of operations. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We had total deferred tax assets in excess of total deferred tax liabilities of $7.3 million as of September 30, 2015 and $7.1 million as of September 30, 2014, including valuation allowances of $5.7 million as of September 30, 2015 and $4.8 million as of September 30, 2014. The valuation allowances related to impairment losses on strategic investments were recorded as we do not currently foresee future capital gains within the allowable carryforward and carryback periods to offset these capital losses. As such, no tax benefit has been recorded in the consolidated statements of income.

We applied the accounting guidance associated with uncertain tax positions which define standards for recognizing the benefits of tax return positions in the consolidated financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. The total gross amount of unrecognized tax benefits as of September 30, 2015, 2014 and 2013 was $1.2 million, $1.2 million and $1.3 million, respectively, excluding accrued interest and penalties. Of these unrecognized tax benefits, $0.9 million, $0.9 million and $1.0 million would affect our effective tax rate for fiscal 2015, 2014 and 2013, respectively. Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of September 30, 2015, 2014 and 2013, $0.6 million, $0.6 million and $0.7 million, respectively, of interest and penalties were accrued, excluding the tax benefits of deductible interest. The Internal Revenue Service (“IRS”) completed an examination of the Company’s U.S. income tax return for fiscal 2012 in fiscal 2014. U.S. income tax returns for years prior to fiscal 2012 are no longer subject to examination by federal tax authorities. For tax returns for state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2006.

In the event that we have determined not to file tax returns with a particular state or local jurisdiction, all years remain subject to examination by the tax authorities. The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution could result in reduced income tax expense. Within the next 12 months, we do not expect that our unrecognized tax benefits will change significantly. See Note 9 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information regarding changes in unrecognized tax benefits during fiscal 2015, 2014 and 2013.

Results of Operations

Years Ended September 30, 2015, 2014 and 2013

Revenue. Fiscal 2015 revenue was $61.9 million, a $4.5 million, or 8% increase from fiscal 2014 revenue of $57.4 million.  Fiscal 2014 revenue increased $1.3 million, or 2%, from fiscal 2013. The table below provides a summary of each operating segment’s annual revenue for the three-year period ended September 30, 2015.

	For the Year Ended September 30,			Increase/(Decrease)		Increase/(Decrease)
(dollars in thousands)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Revenue
Medical Device	$45,944	$43,068	$41,153	$2,876	7%	$1,915	5%
In Vitro Diagnostics	15,954	14,371	14,979	1,583	11%	(608)	(4)%
Total Revenue	$61,898	$57,439	$56,132	$4,459	8%	$1,307	2%

Medical Device. Revenue in Medical Device was $45.9 million in fiscal 2015, a 7% increase from $43.1 million in fiscal 2014. The increase in fiscal 2015 revenue was generated by each of our revenue categories with increased royalty and licensing revenue of $1.5 million, of which $0.6 million was from a one-time catch up payment related to periods prior to fiscal 2015, as well as increased customer demand resulting in increased R&D revenue of $0.8 million and increased reagent product sales of $0.5 million. Of our royalty revenue, during fiscal 2015, $11.0 million was generated from our third generation of our Photolink® technology whose family of patents that expired in November 2015 (in the U.S.) and are expected to expire in October 2016 (in certain other countries). While we will retain a majority of this royalty revenue, there is a royalty rate step down for licensed customers at the time these patents expire. We are actively seeking to migrate customers using this generation of Photolink® to our Serene™ coating technologies.

Revenue in Medical Device was $43.1 million in 2014, a 5% increase from $41.2 million in fiscal 2013. The increase in revenue in fiscal 2014 was generated by each of our revenue categories with customer demand resulting in increases in reagent product sales of $0.8 million and R&D revenue of $0.7 million.

In Vitro Diagnostics. In Vitro Diagnostics revenue was $16.0 million in fiscal 2015, an 11% increase from $14.4 million in fiscal 2014.  The increase in fiscal 2015 revenue was attributable to a $1.1 million increase in sales of stabilization products, $0.6 million increase in micro-array slide products, $0.3 million increase in BioFX branded products and $0.1 million of IVD reagents. Fiscal 2015 benefited from a lower prior-year comparison as the In Vitro Diagnostic revenue declined as a result of customer inventory rebalancing activities in the second quarter fiscal 2014 which resulted in lower comparable sales.

In Vitro Diagnostics revenue was $14.4 million in fiscal 2014, a 4% decrease from $15.0 million in fiscal 2013.  The decrease in fiscal 2014 revenue was attributable to a $1.0 million decrease in sales of stabilization and BioFX branded products from the aforementioned inventory rebalancing as well as $0.2 million of lower commercial R&D revenue partially offset primarily by a $0.6 million increase in micro-array slide products. There were limited product price increases in fiscal 2015 and fiscal 2014.

The following is a summary of major costs and expenses as a percentage of total revenue:

	For the Year Ended September 30,
	2015		2014		2013
(dollars in thousands)	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue
Product costs	$8,619	14%	$8,016	14%	$7,898	14%
Research and development	16,165	26	15,550	27	15,079	27
Selling, general and administrative	15,525	25	15,297	27	13,859	25

Product costs. Product costs were $8.6 million, $8.0 million and $7.9 million in fiscal 2015, 2014 and 2013, respectively, or 14% of total revenue in each year. Product gross margins were 65% in fiscal 2015, 2014 and 2013.

Research and development expenses. R&D expenses were $16.2 million, $15.6 million and $15.1 million for fiscal 2015, 2014 and 2013, respectively, or 26%, 27% and 27% of total revenue in each respective fiscal year. The fiscal 2015 increase from fiscal 2014 of $0.6 million, or 4%, was primarily the result of increased spending for our drug-coated balloon development activities. The fiscal 2014 increase from fiscal 2013 of $0.5 million, or 3%, was primarily a result of $1.0 million of higher spending for our drug-coated balloon development project offset partially by $0.5 million of lower compensation costs resulting from our September 2013 restructuring. We anticipate an increase in R&D expenses in fiscal 2016 primarily related to development of proprietary products, including our DCB activities.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $15.5 million, $15.3 million and $13.9 million for fiscal 2015, 2014 and 2013, respectively, or 25%, 27% and 25% of total revenue in each respective fiscal year. The fiscal 2015 increase of $0.2 million or 1%, compared with fiscal 2014 was primarily related to increased compensation and legal fee expenses. The fiscal 2014 increase of $1.4 million, or 10%, compared with fiscal 2013 was primarily from a change in the vesting terms for the Board of Directors stock-based compensation which resulted $0.9 million of accelerated expense, $0.4 million associated with corporate development activities and higher legal expenses of $0.9 million which reflects the fiscal 2013 reimbursement of $1.0 million of legal fees associated with the previously disclosed Southern Research Institute (“SRI”) litigation matter. These increased expenses were partially offset by $0.4 million lower outside services expenses and $0.1 million of lower marketing costs.

Restructuring charges. The restructuring charges for fiscal 2013 described below have been presented separately as restructuring charges in the consolidated statements of income. We did not incur any restructuring charges in fiscal 2015 or 2014.

In September 2013 (fiscal 2013), we announced a realignment of our business to enhance focus on key growth initiatives. As a result of the organizational change, we eliminated approximately 6% of our workforce. These employee terminations occurred across various functions, and the reorganization plan was completed by the end of the fourth quarter of fiscal 2013. We recorded total pre-tax restructuring charges of $0.5 million in the fourth quarter of fiscal 2013, which consisted of severance pay and benefits expenses. The reorganization plan was expected to produce annualized operating savings of approximately $1.0 million, primarily related to reduced compensation expense in future periods. We reinvested the savings in research and development initiatives primarily related to continued development of our DCB program in fiscal 2014.

Cash payments associated with the fiscal 2013 restructuring event totaled $0.4 million during fiscal 2014, leaving no restructuring accrual balance at September 30, 2014.

Other (loss) income. Major classifications of other (loss) income are as follows:

	Year Ended September 30,
(dollars in thousands)	2015	2014	2013
Investment income, net	$156	$238	$268
Gains on sales of strategic investments and contingent consideration milestone payments	—	709	1,293
Other-than-temporary impairments of strategic investments	(1,500)	(1,184)	(158)
Other investment capital gains	496	133	137
Total other (loss) income	$(848)	$(104)	$1,540

Other (loss) income was a loss of $0.8 million in fiscal 2015 compared with a loss of $0.1 million in fiscal 2014 and income of $1.5 million in fiscal 2013. Other (loss) income has fluctuated between the fiscal years as a result of gains from available-for-sale securities and strategic investments as well as other-than-temporary impairment losses from strategic investments. Fiscal 2015 included an other-than-temporary impairment loss of $1.5 million related to our investment in CeloNova, partially offset by a gain of $0.5 million associated the sale of our investment in Intersect ENT. Fiscal 2014 included an other-than-temporary loss of $1.2 million associated with our investment in ThermopeutiX partially offset by $0.7 million of contingent consideration milestone payments received from the sale of our ownership interest in Vessix which occurred in fiscal 2013. Fiscal 2013 included a gain of $1.2 million from the sale of our ownership interest in Vessix as well as a $0.1 million gain from the sale of our ownership interest in OctoPlus, N.V. (“OctoPlus”). In fiscal 2013, we also recorded $0.2 million other-than-temporary impairment losses related to our investments in ViaCyte, Inc. and Nexeon MedSystems, Inc. Income from investments was $0.2 million, $0.2 million and $0.3 million for fiscal 2015, 2014 and 2013, respectively. The decrease in investment net income from year to year primarily reflects investment balances as a result of liquidating our longer term investments which generate higher income and moving toward a liquid short-term portfolio to meet strategic objectives. In addition, we recognized and realized an investment loss of less than $0.1 million, investment gain of $0.1 million and investment gain of $0.1 million associated with our investment portfolio in fiscal 2015, 2014 and 2013, respectively.

Income tax provision. The reconciliation of the statutory U.S. federal tax rate of 35% and our effective tax rate from continuing operations is as follows:

	Year Ended September 30,
	2015	2014	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.4	0.6	1.4
Valuation allowance change	1.9	(1.6)	(3.4)
Federal research and development tax credit	(0.4)	(0.4)	(1.6)
Other	(2.4)	0.3	(3.0)
Effective tax rate	34.5%	33.9%	28.4%

The difference between the U.S. federal statutory tax rate of 35.0% and our effective tax rate reflects the impact of state income taxes, permanent tax items, valuation allowance changes for capital losses and other tax items. The income tax provision associated with continuing operations was $6.3 million, $6.3 million and $5.8 million, respectively, for fiscal 2015, 2014 and 2013 resulting in effective tax rates of 34.5%, 33.9% and 28.4%, respectively. The most significant variability in our effective tax rate is the result of changes in capital loss valuation allowances resulting from both other-than-temporary impairment losses and gains on the sales of certain strategic investments. We have historically recorded other-than-temporary impairment losses with no income tax effect as it has not been more likely than not that we would generate sufficient capital gains to realize these benefits. Consequently, other-than-temporary impairments and capital gains, which are both discussed in detail under the caption Other (loss) income, are recorded without any income tax expense or benefit.

We recorded a federal research and development credit for fiscal 2015 generated for the period from October 1, 2014 to December 31, 2014 prior to the expiration of the benefit on December 31, 2014. We also recorded $0.2 million of retroactive 2014 U.S. research and development tax credit discrete benefits for the period from January 1, 2014 to September 30, 2014 in fiscal 2015 resulting from the December 2014 signing of the Tax Increase Protection Act of 2014. This reduced our fiscal 2015 effective rate by 1.0 percent in fiscal 2015,

We recorded a federal research and development credit for fiscal 2014 generated for the period from October 1, 2013 to December 31, 2013 prior to the expiration of the benefit on December 31, 2013. We recorded $0.2 million of retroactive 2012 U.S. research and development tax credit discrete benefits for the period from January 1, 2012 to December 31, 2012 in fiscal 2013 resulting from the January 2013 signing of the American Taxpayer Relief Act of 2012. This reduced our effective rate from continuing operations by 0.7 percentage points in fiscal 2013.

Discontinued Operations. The following is a summary of the operating results of SurModics Pharmaceuticals discontinued operations:

	Year Ended September 30,
(dollars in thousands)	2015	2014	2013
Total revenue	$—	$—	$—
(Loss) income from discontinued operations	$—	$(260)	$1,136
Income tax benefit (provision)	—	84	(548)
(Loss) income from discontinued operations, net of income taxes	$—	$(176)	$588
Loss on sale of discontinued operations	$—	$—	$—
Income tax benefit	—	—	—
Loss on sale of discontinued operations, net of income taxes	$—	$—	$—

(Loss) income from discontinued operations. Our discontinued operations income and losses are recorded net of the income tax impact of these transactions. We recorded a loss from discontinued operations in fiscal 2014 of $0.2 million associated with the resolution of the SRI litigation matter and less than $0.1 million related to our indemnification obligations to Evonik related to a contingent consideration matter associated with the PR Pharma intellectual property purchased by Evonik in the Pharma Sale. In fiscal 2013, we recorded discontinued operations income of $0.6 million. The fiscal 2013 income includes $1.4 million, pre-tax, from the settlements of recapturable job creation financial incentives provided by the City of Birmingham, Alabama and the State of Alabama offset by an income tax provision resulting from finalization of the fiscal 2012 federal and state income tax returns and adjustment of the recorded fiscal 2012 tax provision.

Segment Operating Results

Operating income for each of our reportable segments was as follows:

	For the Year Ended September 30,			Increase/(Decrease)		Increase/(Decrease)
(dollars in thousands)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Operating income (loss)
Medical Device	$21,192	$22,636	$21,164	$(1,444)	(6)%	$1,472	7%
In Vitro Diagnostics	4,484	3,459	4,222	1,025	30%	(763)	(18)%
Total segment operating income	25,676	26,095	25,386	(419)	(2)%	709	3%
Corporate	(6,587)	(7,519)	(6,566)	932	(12)%	953	15%
Total operating income from continuing operations	$19,089	$18,576	$18,820	$513	3%	$(244)	(1)%

Medical Device. Operating income was $21.2 million, $22.6 million and $21.2 million in fiscal 2015, 2014 and 2013, respectively. Operating income decreased by 6% in fiscal 2015 from fiscal 2014. The decrease was primarily the result of $4.2 million in higher expenses, partially offset by a $2.9 million increase in revenue. The largest increases to expenses in fiscal 2015 compared to fiscal 2014 resulted from a $2.5 million claim settlement (for further information refer to Note 12 of the Consolidated Financial Statements), $0.6 million in higher compensation costs, $0.6 million in higher planned spending on R&D primarily related to drug-coated balloon activities and a $0.4 million higher cost of sales as a result of increased revenue. The increase in revenue in fiscal 2015 was generated by each of our revenue categories with increased royalty and licensing revenue of $1.5 million, of which $0.6 million was from a one-time catch up payment related to periods prior to fiscal 2015, as well as increased customer demand resulting in increases in R&D revenue of $0.8 million and reagent product sales of $0.5 million.

Operating income increased by 7% in fiscal 2014 from fiscal 2013 primarily the result of $0.8 million of higher reagent product sales, $0.7 million of higher R&D revenue and $0.4 million of higher royalty and license fee revenue resulting from increased customer demand. Direct operating expenses were higher by $0.3 million in fiscal 2014 as a result of increases in research and development expenses of $0.9 million, primarily to support the drug-coated balloon development program, offset partially by $0.7 million of lower compensation costs following the September 2013 restructuring.

In fiscal 2015, $11.0 million of our royalty revenue was generated from an earlier generation of our Photolink® technology whose family of patents expired in November 2015 (in the U.S.) and are expected to expire in October 2016 (in certain other countries). While we will retain a majority of this royalty revenue, there will be a royalty rate step down for licensed customers related to the patent expiration. We are actively seeking to migrate customers using this generation of Photolink® to our Serene™ coating technologies.

In Vitro Diagnostics. Operating income was $4.5 million, $3.5 million and $4.2 million in fiscal 2015, 2014 and 2013, respectively. Operating income increased by 30% in fiscal 2015 compared with fiscal 2014 resulting from higher revenue of $1.6 million and a related product cost increase of $0.2 million. Fiscal 2015 operating margin was positively impacted by product mix which included higher stabilization and lower antigen sales. Fiscal 2015 benefited from a lower prior-year comparison as the In Vitro Diagnostic revenue declined as a result of customer inventory rebalancing activities in the second quarter of fiscal 2014 which resulted in lower comparable prior-year revenue. Product gross margins improved to 64% in fiscal 2015, which is up from 61% in fiscal 2014.The improvement in gross margins is primarily driven by favorable product mix shifts to stabilization sales and manufacturing leverage. Direct operating expenses increased by $0.4 million in fiscal 2015 compared with fiscal 2014 principally from higher legal expenses associated with the above noted litigation matter that was settled in the fourth quarter of fiscal 2015.

Operating income decreased by 18% in fiscal 2014 compared with fiscal 2013 resulting from lower revenue of $0.6 million, including $0.5 million of lower product sales from the aforementioned inventory rebalancing, and related gross margin decrease of $0.3 million. Product gross margins remained consistent at 61% in fiscal 2014 compared with fiscal 2013. Direct operating expenses increased by $0.3 million in fiscal 2014 compared with fiscal 2013 principally from higher legal expenses associated with a litigation matter.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board of Directors related fees and expenses that have not been fully allocated to the Medical Device and In Vitro Diagnostics segments. Corporate also may include expenses, such as litigation, which if not specific to a segment are not allocated to our operating segments. The unallocated Corporate expense operating loss was $6.6 million, $7.5 million and $6.6 million in fiscal 2015, 2014 and 2013, respectively. The $0.9 million, or 12%, decrease in corporate expense in fiscal 2015 compared to fiscal 2014 was primarily a result of a higher comparable expense period in fiscal 2014 resulting from a $0.9 million increase associated with accelerated vesting of Board of Director stock awards and the granting of an equity award to the former Chairman of the Company’s Board in recognition of his contributions to the Company during his years of service on the Board of Directors.

Compensation and benefit costs increased in fiscal 2014 from fiscal 2013 by $1.1 million primarily from a $0.9 million increase associated with Board of Director stock awards. Other compensation costs increased $0.2 million resulting from increased headcount, annual salary increases and higher health insurance premiums. In addition outside service costs, which include legal, consulting and professional service expenses, increased $0.3 million in fiscal 2014 compared with fiscal 2013. Fiscal 2013 included a $1.0 million recovery of legal fees associated with the SRI litigation matter.

Liquidity and Capital Resources

As of September 30, 2015, we had working capital of $63.1 million, an increase of $11.9 million from September 30, 2014. The increase in working capital primarily reflects management’s intent to hold a liquid investment portfolio to support corporate development initiatives, which includes acquisition related activities. The current assets increased in fiscal 2015 compared to fiscal 2014 as a result of higher cash and cash equivalents driven by the liquidation of available-for-sale securities in non-current assets. Our cash, cash equivalents and available-for-sale securities totaled $55.6 million and $63.4 million at September 30, 2015 and 2014, respectively. Cash, cash equivalents and available-for-sale securities decreased as cash generated by operating results was more than offset by share repurchases, which totaled $20.0 million in fiscal 2015.

During the second quarter of fiscal 2015, the Company liquidated its investment portfolio to support corporate initiatives, as a result the ending balance of available-for-sale investments as of September 30, 2015 was zero. Our investment policy excludes ownership of collateralized mortgage obligations, mortgage-backed derivatives and other derivative securities without prior written approval of the Board of Directors. Our investment policy requires that no more than 5% of investments be held in any one credit or issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while generating an above benchmark (“Merrill Lynch 1-3 Year Government-Corporate Index”) total rate of return on a pre-tax basis. Management plans to continue to direct its investment advisors to manage our securities investments primarily for the safety of principal for the foreseeable future as it continues to assess other investment opportunities and uses of its cash and securities investments, including those described below.

In the fourth quarter of fiscal 2014, Intersect ENT, which was previously recorded as a strategic investment of the Company, completed its initial public offering. We reclassified our investment in Intersect ENT from other assets to an available-for-sale security as of September 30, 2014. In the second quarter of fiscal 2015, our shares were liquidated and a gain of $0.5 million recognized and realized in the Consolidated Statement of Income.

On November 4, 2013, we entered into a three-year $20.0 million secured revolving credit facility. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based on our leverage ratio. No borrowings have yet been made on the credit facility. On July 31, 2014, we filed a registration statement with the Securities and Exchange Commission, using a “shelf” registration process. Under this shelf process we may sell, either separately or together, debt securities, preferred stock, depositary shares, common stock and security warrants in one or more offerings up to an aggregate initial offering price of $175 million. As of September 30, 2015, we have not completed any securities offerings associated with the registration statement.

Our anticipated liquidity needs for fiscal 2016 may include, but are not limited to, general capital expenditures ranging from $3.0 million to $3.5 million and €18 million ($19.3 million US dollars) initial purchase price consideration for Creagh. We believe that our existing cash and cash equivalents, together with our $20.0 million credit facility and $175.0 million shelf registration statement, will provide liquidity sufficient to fund our operations in the near term.  There can be no assurance, however, that our business will continue to generate cash flows at current levels, and disruptions in financial markets or an increase in interest rates may negatively impact our ability to access capital in a timely manner and on attractive terms.

The following table depicts our cash flows provided by operating activities from continuing operations for fiscal 2015, 2014 and 2013:

	For the Years Ended September 30,
	2015	2014	2013
(dollars in thousands)
Net income	$11,947	$12,031	$15,167
Loss (income) from discontinued operations	—	176	(588)
Depreciation and amortization	2,805	2,715	2,886
Stock-based compensation	2,381	3,337	2,552
Impairment losses on strategic investments	1,500	1,184	158
Deferred taxes	93	(414)	(492)
Net other operating activities	(963)	(1,076)	(1,015)
Net change in other operating assets and liabilities	(2,697)	584	(887)
Net cash provided by operating activities from continuing operations	$15,066	$18,537	$17,781

Operating Activities. We generated cash flows from operating activities from continuing operations of $15.1 million, $18.5 million and $17.8 million in fiscal 2015, 2014 and 2013, respectively. The fiscal 2015 decrease compared with fiscal year 2014, relates primarily to a $3.3 million increase in use of cash in accounts receivable related to timing of customer payments and higher product revenue generation, in addition to $0.7 million increased use of cash for inventory to support safety stock requirements, partially offset by $1.1 million of lower use in account payable and accruals primarily resulting from higher incentive compensation accruals.

The fiscal 2014 increase compared with fiscal year 2013 reflected cash generated from operations, as adjusted for non-cash items, of $18.0 million, a reduction of accounts receivable balances of $0.6 million resulting from improved customer payments and a reduction in inventory levels of $0.5 million due to improved inventory management offset partially by a decrease in accounts payable and accrued liabilities of $0.7 million, largely from the payment of restructuring accruals during fiscal 2014.

Investing Activities. We generated cash flows from investing activities from continuing operations of $16.7 million, $22.4 million and $0.1 million in fiscal 2015, 2014 and 2013, respectively.  We invested $1.9 million, $2.3 million and $1.9 million in property and equipment in fiscal 2015, 2014 and 2013, respectively. The fiscal 2014 increase in investment in property and equipment compared with fiscal year 2015 and 2013 reflected $0.4 million higher spending on building improvements. In fiscal 2015, we received cash proceeds aggregating $18.8 million net, from sales of available-for-sale securities as we adjusted our investment portfolio to a more liquid position to be prepared for corporate development activities. In addition, we received cash proceeds of $0.5 million from our sale of Intersect ENT shares in fiscal 2015, $0.7 million from contingent consideration milestone events related to the sale of our Vessix strategic investment in fiscal 2014, and $2.3 million from the sale of our Vessix and OctoPlus strategic investments in fiscal 2013.

Financing Activities. We used cash flows from financing activities from continuing operations of $(19.7) million, $(12.9) million and $(17.9) million in fiscal 2015, 2014 and 2013, respectively. The primary financing activity in each fiscal year related to the repurchase of common stock of $20.0 million, $12.5 million and $17.8 million in fiscal 2015, 2014 and 2013 respectively.

On November 6, 2015, the Company’s Board of Directors authorized it to repurchase up to an additional $20.0 million (fiscal 2016 authorization) of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase (“ASR”) transactions, tender offers or by any combination of such methods. This share repurchase program does not have a fixed expiration date.

On November 5, 2014, the Company’s Board of Directors authorized it to repurchase up to $30.0 million (fiscal 2015 authorization) of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. This share repurchase program does not have a fixed expiration date.

On November 11, 2014, the Company entered into an accelerated share repurchase program with Wells Fargo Bank, National Association. In connection with the agreement, the Company made an initial $20.0 million payment to the bank and immediately received an initial delivery of 758,143 shares of its common stock with a fair value of $16.0 million as of the purchase date. Effective as of the date of the initial share purchase in fiscal 2015, the transaction was accounted for as a share retirement, resulting in a reduction of common stock of less than $0.1 million, additional paid-in capital of $2.5 million and retained earnings of $13.5 million. The remaining $4.0 million of the Company’s payment was also reported as a reduction in retained earnings. The specific number of shares that the Company ultimately purchased under the ASR agreement was based on the volume weighted average price (“VWAP”) of the Company’s common stock during the purchase period, less an agreed upon discount. In the aggregate, the Company purchased 847,864 shares under the ASR program for an average price of $23.59 per share. Based on the facts associated with the agreement, the forward contract was indexed to the Company’s common stock and met the U.S. GAAP requirements to be classified as permanent equity. The contract was completed July 8, 2015.

As of December 4, 2015 the Company has an aggregate of $30.0 million available for future common stock purchases under the fiscal 2015 authorization and fiscal 2016 authorization.

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

We also generated $0.7 million, $0.5 million and $0.4 million in fiscal 2015, 2014 and 2013, respectively, from the sale of common stock pursuant to our stock-based compensation arrangements.

Discontinued Operations. Our Pharmaceuticals discontinued operations used operating cash of less than $0.1 million, $0.4 million and $0.1 million in fiscal 2015, 2014 and 2013, respectively. Cash used in discontinued operations in fiscal 2014 related to payments made in connection with the resolution of the SRI litigation matter as well as the Evonik indemnification matter both discussed in Note 12 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, and payments of certain accounts payable balances. Cash used in discontinued operations in fiscal 2013 related to payments to settle repayment obligations related to an agreement with various government authorities associated with the creation of jobs in Alabama that was a retained liability after the sale of SurModics Pharmaceuticals (the “Pharma Sale”), and a portion of other accrued balances offset by collection of remaining accounts receivable balances. See Note 3 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Customer Concentrations. Our licensed technologies provide royalty revenue, which represents the largest revenue stream to us. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic is our largest customer at 26% of total revenue for fiscal 2015. Medtronic has several separately licensed products that generate royalty revenue for SurModics, none of which represented more than 6% of our total revenue. No other individual customer using licensed technology constitutes more than 7% of our total revenue.

Our licensing agreements with many of our customers, including most of our significant customers, cover many licensed products that each separately generates royalty revenue. This structure reduces the potential risk to our operations that may result from reduced sales (or the termination of a license) of a single product for any specific customer.

Off-Balance Sheet Arrangements and Contractual Obligations. As of September 30, 2015, we did not have any off-balance sheet arrangements.

Presented below is a summary of contractual obligations and payments due by period (in thousands). See Note 12 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding the below obligations.

(dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$369	$73	$138	$146	$12
Minimum annual royalty obligation(1)	2,676	223	446	446	1,561
Total	$3,045	$296	$584	$592	$1,573

(1)

Minimum annual royalty obligation relates to payments associated with an in-bound license agreement whereby we pay, at a minimum, €200,000 euros (equivalent to $223,000 using an U.S. dollar to Euro exchange rate of 1.11707 as of September 30, 2015)to gain access to polymer technology which is utilized in a drug delivery customer license. The agreement includes an early termination clause. However, the future obligations above are presented through September 2027, the remaining term of the agreement, as it is not currently more likely than not that the agreement would be terminated early.

As of September 30, 2015, our gross liability including interest and penalties for uncertain tax positions was $1.8 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over an extended period of time or whether a cash settlement of the liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations above.

In connection with the acquisition of Creagh we are contingently liable for milestone payments aggregating €12 million (approximately $12.8 million) to be paid in the quarter ending December 31, 2018. Annual operating lease payments under the Creagh lease for the property used by Creagh aggregate approximately €0.2 million ($0.2 million) per year through March 2020.

In addition, we may be required to pay stock consideration of up to $8.7 million related to another business acquisition, contingent on future achievement of certain development objectives of the acquired business. The timing and amount is uncertain, thus we are not able to reasonably estimate whether settlement of the contingent liability will be required. Therefore, this amount has been excluded from the schedule of contractual obligations above.

New Accounting Pronouncements

Accounting Standards to be Adopted

In July 2013, the FASB issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward exists, similar to a tax loss, or tax credit carryforward. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset when a net operating loss carryforward exists, or similar tax loss, or tax credit carryforward, with certain exceptions. This accounting guidance was adopted during the first quarter of fiscal 2015. The adoption did not have a material impact on our financial position, results of operation or cash flows.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of U.S. government and government agency obligations, agency and commercial mortgage-backed securities and investment-grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. SurModics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. As of September 30, 2015, the Company did not hold available-for-sale securities or any borrowing on its credit facility and therefore a one percentage point increase in interest rates would have no material impact on the results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements and commercial paper instruments.

Management believes that a change in raw material prices would not have a material impact on future earnings or cash flows because our inventory exposure is not material.

Although we conduct business in foreign countries, our international operations consist primarily of sales of reagent and stabilization chemicals. Additionally, all sales transactions are denominated in U.S. dollars. We generate royalty revenue from the sale of customer products in foreign jurisdictions. Royalties generated in foreign jurisdictions by customers are converted and paid in U.S. dollars per contractual terms. Given the diverse nature of our customers’ products and international operations, changes in foreign currencies are not expected to materially impact our operating results. A limited number of our purchasing transactions are denominated in foreign currencies and they are converted to U.S. dollars. These purchasing transactions are not material to our operating results. With the Creagh acquisition in November 2015, we will be exposed to increasing Euro currency risk with respect to future costs and cash flows from our foreign currency and operations. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated balance sheets as of September 30, 2015 and 2014 and the consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2015, together with Report of Independent Registered Public Accounting Firm and related notes (including selected unaudited quarterly financial data) begin on page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

1.	Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

2.	Internal Control over Financial Reporting.

a. Management’s Report on Internal Control Over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that internal control over financial reporting was effective as of September 30, 2015.

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

b. Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SurModics, Inc.

Eden Prairie, Minnesota

We have audited the internal control over financial reporting of SurModics, Inc. and subsidiaries (the "Company") as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2015 of the Company and our report dated December 4, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

December 4, 2015

c. Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 relating to directors, our audit committee, the nature of changes, if any, to procedures by which our shareholders may recommend nominees for directors, our code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Ethics and Business Conduct,” “Corporate Governance — Corporate Governance and Nominating Committee; Procedures and Policy” and “Audit Committee Report,” which appear in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders. The information required by Item 10 relating to executive officers appears in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation and Other Information,” “Compensation Discussion and Analysis,” “Director Compensation During Fiscal 2015” and “Organization and Compensation Committee Report,” which appear in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to the sections entitled “Principal Shareholders,” and “Management Shareholdings” which appear in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table provides information related to the Company’s equity compensation plans in effect as of September 30, 2015:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,309,770	(1)	$17.45	(1)	977,217	(2)
Equity compensation plans not approved by shareholders	—		N/A		—
Total	1,309,770		$17.45		977,217

(1)

Excludes shares that may be issued under the Company’s amended and restated 1999 Employee Stock Purchase Plan, but includes amounts reserved for previously-granted restricted stock and performance share awards under the 2009 Equity Incentive Plan.

(2)	Includes 938,391 shares available for future issuance under the 2009 Equity Incentive Plan. There are 38,826 shares available under the amended and restated 1999 Employee Stock Purchase Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated herein by reference to the sections entitled “Corporate Governance — Related Person Transaction Approval Policy” and “Corporate Governance — Majority of Independent Directors; Committees of Independent Directors,” which appear in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated herein by reference to the section entitled “Audit Committee Report,” which appears in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders.

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

SurModics, Inc.

Valuation and Qualifying Accounts

(In thousands)

Description(1)	Balance at Beginning of Period	Additions Charged (Credited) to Expenses	Deductions From Reserves		Balance at End of Period
Year Ended September 30, 2013:
Allowance for doubtful accounts	$40	$(11)	$3	(a)	$26
Restructuring accrual	$192	$476	$252	(b)	$416
Year Ended September 30, 2014:
Allowance for doubtful accounts	$26	$24	$8	(a)	$42
Restructuring accrual	$416	$—	$416	(b)	$—
Year Ended September 30, 2015:
Allowance for doubtful accounts	$42	$—	$32	(a)	$10
Restructuring accrual	$—	$—	$—	(b)	$—

(1)	Includes accounts associated with continuing operations.
(a)	Uncollectible accounts written off and adjustments to the allowance.
(b)	Adjustments to the accrual account reflect payments or non-cash charges associated with the accrual.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURMODICS, INC.

By:	/s/ Gary R. Maharaj
Gary R. Maharaj
President and Chief Executive Officer

Dated: December 4, 2015

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

Signature	Title	Date

/s/ Gary R. Maharaj Gary R. Maharaj	President and Chief Executive Officer (principal executive officer) and Director	December 4, 2015

/s/ Andrew D.C. LaFrence Andrew D.C. LaFrence	Vice President of Finance and Chief Financial Officer (principal financial officer)	December 4, 2015

/s/ Amy E. Seibert Amy E. Seibert	Corporate Controller (principal accounting officer)	December 4, 2015

/s/ Susan E. Knight Susan E. Knight	Chairman of the Board of Directors	December 4, 2015

/s/ José H. Bedoya José H. Bedoya	Director	December 4, 2015

/s/ John W. Benson John W. Benson	Director	December 4, 2015

/s/ David R. Dantzker, M.D. David R. Dantzker, M.D.	Director	December 4, 2015

/s/ Ronald B. Kalich Ronald B. Kalich	Director	December 4, 2015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended September 30, 2015

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

2.4

Share Purchase Agreement by and among SurModics, Inc. and the shareholders of Creagh Medical Ltd. dated as of November 20, 2015 — incorporated by reference to Exhibit 2.1 to the Company’s 8-K dated November 27, 2015, SEC File No. 0-23837.

2.5

Put and Call Option Agreement by and among SurModics, Inc. and the shareholders of Creagh Medical Ltd. dated as of November 20, 2015 — incorporated by reference to Exhibit 2.1 to the Company’s 8-K dated November 27, 2015, SEC File No. 0-23837.

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

4.1	Form of Senior Indenture — incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on July 31, 2014, SEC File No. 333-197757.

4.2	Form of Subordinated Indenture — incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on July 31, 2014, SEC File No. 333-197757.

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

10.13*	Form of Performance Share Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.4 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.

10.14*	Form of Restricted Stock Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.5 to the Company’s 8-K filed February 12, 2010, SEC File No. 0-23837.
10.15*	Form of Restricted Stock Agreement for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.5 to the Company’s 8-K filed February 4, 2015, SEC File No. 0-23837.
10.16*	SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 7, 2010, SEC File No. 0-23837.

10.17*

SurModics, Inc. 1999 Employee Stock Purchase Plan (as amended and restated November 30, 2009) — incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 7, 2010, SEC File No. 0-23837.

10.18*

The Company’s Board Compensation Policy, Amended and Restated as of May 21, 2012 — incorporated by reference to Exhibit (d)(14) to the Company’s Schedule TO filed on August 6, 2012, SEC File No. 0-23837.

10.19*

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

10.21*	Change of Control Agreement with Timothy J. Arens dated February 9, 2012 — incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed on February 10, 2012, SEC File No. 0‑23837.

10.22*	Change of Control Agreement with Charles W. Olson dated February 9, 2012 — incorporated by reference to Exhibit 10.2 to the Company’s Form 8‑K filed on February 10, 2012, SEC File No. 0‑23837.
10.23*

Amendment to Change of Control Agreement with Charles W. Olson dated February 9, 2012 — incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed on February 13, 2015, SEC File No. 0‑23837.

10.24*	Change of Control Agreement with Bryan K. Phillips dated February 9, 2012 — incorporated by reference to Exhibit 10.3 to the Company’s Form 8‑K filed on February 10, 2012, SEC File No. 0‑23837.

10.25*

Amendment to Change of Control Agreement with Bryan K. Phillips dated February 9, 2015 — incorporated by reference to Exhibit 10.3 to the Company’s Form 8‑K filed on February 13, 2015, SEC File No. 0‑23837.

10.26*	Change of Control Agreement with Joseph J. Stich dated February 9, 2012 — incorporated by reference to Exhibit 10.4 to the Company’s Form 8‑K filed on February 10, 2012, SEC File No. 0‑23837.
10.27*

Amendment to Change of Control Agreement with Joseph J. Stich dated February 9, 2015 — incorporated by reference to Exhibit 10.4 to the Company’s Form 8‑K filed on February 13, 2015, SEC File No. 0‑23837.

10.28*

Offer Letter dated as of December 17, 2012 (in favor of Andrew D.C. LaFrence executed by SurModics, Inc.) — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on December 21, 2012, SEC File No. 0‑23837.

10.29*

Change of Control Agreement by and between Andrew D.C. LaFrence and SurModics, Inc. dated as of December 17, 2012 — incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed on December 21, 2012, SEC File No. 0‑23837.

10.30*

Amendment to Change of Control Agreement by and between Andrew D.C. LaFrence and SurModics, Inc. dated as of February 9, 2015 — incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed on February 13, 2015, SEC File No. 0‑23837.

10.31* 10.32*

Form of Restricted Stock Unit Award Agreement (Non-Employee Director) for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014, SEC File No. 0‑23837.

Form of Restricted Stock Unit Award Agreement (Non-Employee Director) for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 4, 2015, SEC File No. 0‑23837.

10.33* 10.34*

Form of Deferred Stock Unit Master Agreement (Quarterly Awards) for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2013, SEC File No. 0‑23837.

Form of Deferred Stock Unit Master Agreement (Quarterly Awards) for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 4, 2015, SEC File No. 0‑23837.

10.35

Credit Agreement dated November 4, 2013, by and between SurModics, Inc., and Wells Fargo Bank, National Association — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2013, SEC File No. 0‑23837.

10.36

First Amendment to Credit Agreement dated November 5, 2014, by and between SurModics, Inc. and Wells Fargo Bank, National Association — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2014, SEC File No. 0‑23837.

10.37

Second Amendment to Credit Agreement dated November 20, 2015, by and between SurModics, Inc. and Wells Fargo Bank, National Association — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November [25], 2015, SEC File No. 0‑23837.

10.38*

Omnibus Amendment to Certain Equity Agreements with Non-Employee Directors under the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014, SEC File No. 0‑23837.

10.39*

Form of Non-Statutory Stock Option Agreement (Non-Employee Director) for the SurModics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014, SEC File No. 0‑23837.

12	Computation of Ratio of Earnings to Fixed Charges.**

21	Subsidiaries of the Registrant.**

23	Consent of Deloitte & Touche LLP.**

24	Power of Attorney (included on signature page of this Form 10-K).**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan or arrangement

** Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SurModics, Inc.

Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of SurModics, Inc. and subsidiaries (the "Company") as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SurModics, Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 4, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

December 4, 2015

SurModics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30

	2015	2014
	(In thousands, except share and per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$55,588	$43,511
Available-for-sale securities	—	3,040
Accounts receivable, net of allowance for doubtful accounts of $10 and $42 as of September 30, 2015 and 2014, respectively	7,478	4,751
Inventories	2,979	2,817
Deferred tax assets	546	394
Prepaids and other	1,198	751
Current assets of discontinued operations	—	16
Total Current Assets	67,789	55,280
Property and equipment, net	12,968	13,133
Available-for-sale securities	—	16,823
Deferred tax assets	6,704	6,718
Intangible assets, net	2,760	2,946
Goodwill	8,010	8,010
Other assets, net	479	1,979
Total Assets	$98,710	$104,889
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$781	$1,028
Accrued liabilities:
Compensation	2,772	2,061
Accrued other	1,099	881
Deferred revenue	48	52
Current liabilities of discontinued operations	—	45
Total Current Liabilities	4,700	4,067
Deferred revenue, less current portion	217	226
Other long-term liabilities	1,920	1,845
Total Liabilities	6,837	6,138
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Series A preferred stock — $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $.05 par value, 45,000,000 shares authorized; 12,945,157 and 13,606,545 shares issued and outstanding, respectively	647	680
Additional paid-in capital	3,060	2,662
Accumulated other comprehensive income	5	1,528
Retained earnings	88,161	93,881
Total Stockholders’ Equity	91,873	98,751
Total Liabilities and Stockholders’ Equity	$98,710	$104,889

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Income

For the Years Ended September 30

	2015	2014	2013
	(In thousands, except per share data)
Revenue:
Royalties and license fees	$31,763	$30,277	$29,774
Product sales	24,925	22,798	22,506
Research and development	5,210	4,364	3,852
Total revenue	61,898	57,439	56,132
Operating costs and expenses:
Product costs	8,619	8,016	7,898
Research and development	16,165	15,550	15,079
Selling, general and administrative	15,525	15,297	13,859
Restructuring charges	—	—	476
Claim settlement	2,500	—	—
Total operating costs and expenses	42,809	38,863	37,312
Operating income from continuing operations	19,089	18,576	18,820
Other income (loss):
Investment income, net	156	238	268
Impairment losses on strategic investments	(1,500)	(1,184)	(158)
Gains on sale of strategic investments	—	709	1,293
Other income, net	496	133	137
Other (loss) income	(848)	(104)	1,540
Income from continuing operations before income taxes	18,241	18,472	20,360
Income tax provision	(6,294)	(6,265)	(5,781)
Income from continuing operations	11,947	12,207	14,579
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	—	(176)	588
Loss on sale of discontinued operations, net of income taxes	—	—	—
(Loss) Income from discontinued operations	—	(176)	588
Net income	$11,947	$12,031	$15,167
Basic income (loss) per share:
Continuing operations	$0.92	$0.90	$1.01
Discontinued operations	(0.00)	(0.01)	0.04
Net income	$0.92	$0.88	$1.05
Diluted income (loss) per share:
Continuing operations	$0.90	$0.88	$0.99
Discontinued operations	(0.00)	(0.01)	0.04
Net income	$0.90	$0.87	$1.03
Weighted average number of shares outstanding:
Basic	13,029	13,632	14,464
Diluted	13,289	13,876	14,731

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended September 30

	2015	2014	2013
	(In thousands)
Net income	$11,947	$12,031	$15,167
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on available-for-sale securities arising during the period	(1,208)	1,559	235
Reclassification adjustment for realized gains included in net income	(315)	(89)	(217)
Other comprehensive (loss) income	(1,523)	1,470	18
Comprehensive income	$10,424	$13,501	$15,185

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity
	(In thousands)
Balance at September 30, 2012	14,657	$733	$18,346	$40	$75,869	$94,988

Net income	—	—	—	—	15,167	15,167
Other comprehensive income, net of tax	—	—	—	18	—	18
Issuance of common stock	20	1	274	—	—	275
Common stock repurchased	(796)	(40)	(18,769)	—	—	(18,809)
Common stock options exercised, net	10	1	143	—	—	144
Purchase of common stock to pay employee taxes	—	—	(41)	—	—	(41)
Reduction of excess tax benefit from stock-based compensation plans	—	—	(477)	—	—	(477)
Stock-based compensation	—	—	2,552	—	—	2,552
Balance at September 30, 2013	13,891	695	2,028	58	91,036	93,817

Net income	—	—	—	—	12,031	12,031
Other comprehensive income, net of tax	—	—	—	1,470	—	1,470
Issuance of common stock	163	8	261	—	—	269
Common stock repurchased	(485)	(25)	(2,330)	—	(9,186)	(11,541)
Common stock options exercised, net	38	2	241	—	—	243
Purchase of common stock to pay employee taxes	—	—	(1,111)	—	—	(1,111)
Excess tax benefit from stock-based compensation plans	—	—	236	—	—	236
Stock-based compensation	—	—	3,337	—	—	3,337
Balance at September 30, 2014	13,607	680	2,662	1,528	93,881	98,751

Net income	—	—	—	—	11,947	11,947
Other comprehensive loss, net of tax	—	—	—	(1,523)	—	(1,523)
Issuance of common stock	139	7	272	—	—	279
Common stock repurchased	(848)	(42)	(2,485)	—	(17,473)	(20,000)
Common stock options exercised, net	47	2	429	—	—	431
Purchase of common stock to pay employee taxes	—	—	(631)	—	(194)	(825)
Excess tax benefit from stock-based compensation plans	—	—	432	—	—	432
Stock-based compensation	—	—	2,381	—	—	2,381
Balance at September 30, 2015	12,945	$647	$3,060	$5	$88,161	$91,873

The accompanying notes are an integral part of these consolidated financial statements.

SurModics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30

	2015	2014	2013
	(In thousands)
Operating Activities:
Net income	$11,947	$12,031	$15,167
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Loss (income) from discontinued operations	—	176	(588)
Depreciation and amortization	2,805	2,715	2,886
Gains on sales of available-for-sale securities, net and strategic investments	(492)	(842)	(1,430)
Impairment losses on strategic investments	1,500	1,184	158
Stock-based compensation	2,381	3,337	2,552
Deferred taxes	93	(352)	(492)
Excess tax (benefit) deficiency from stock-based compensation plans	(432)	(236)	477
(Gain) loss on disposals of property and equipment	(39)	2	(62)
Change in operating assets and liabilities, excluding the impact of discontinued operations:
Accounts receivable	(2,727)	581	(263)
Inventories	(162)	511	196
Prepaids and other	141	(23)	(40)
Accounts payable and accrued liabilities	373	(738)	238
Income taxes	(309)	116	(989)
Deferred revenue	(13)	75	(29)
Net cash provided by operating activities from continuing operations	15,066	18,537	17,781
Investing Activities:
Purchases of property and equipment	(1,877)	(2,278)	(1,919)
Cash proceeds from sale of property and equipment	42	—	77
Purchases of available-for-sale securities	(3,376)	(138,363)	(45,053)
Sales and maturities of available-for-sale securities	22,199	162,673	44,853
Business combination	(270)	—	—
Cash received from sale of strategic investments	21	709	2,236
Cash transferred to discontinued operations	(45)	(354)	(116)
Net cash provided by investing activities from continuing operations	16,694	22,387	78
Financing Activities:
Excess tax benefit (deficiency) from stock-based compensation plans	432	236	(477)
Issuance of common stock	710	512	419
Repurchase of common stock	(20,000)	(12,545)	(17,805)
Purchases of common stock to pay employee taxes	(825)	(1,111)	(41)
Net cash used in financing activities from continuing operations	(19,683)	(12,908)	(17,904)
Net cash provided by (used in) continuing operations	12,077	28,016	(45)
Discontinued Operations:
Net cash used in operating activities	(45)	(354)	(116)
Net cash provided by investing activities	—	—	—
Net cash provided by financing activities	45	354	116
Net cash provided by discontinued operations	—	—	—
Net change in cash and cash equivalents	12,077	28,016	(45)
Cash and Cash Equivalents:
Beginning of year	43,511	15,495	15,540
End of year	$55,588	$43,511	$15,495

Supplemental Information:
Cash paid for income taxes	$6,510	$6,295	$7,115
Noncash financing and investing activities:
Acquisition of property and equipment on account	$22	$11	$26
Share repurchase accrual	$—	$—	$1,004
Issuance of performance shares, restricted and deferred stock units	$2,250	$3,007	$—
Accrual of business combination contingent consideration	$305	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

SurModics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Description

SurModics, Inc. and subsidiaries (“SurModics” or “the Company”) is a leading provider of medical device and in vitro diagnostic technologies to the healthcare industry. The Company derives its revenue from three primary sources: (1) royalties and license fees from licensing its proprietary drug delivery and surface modification technologies and in vitro diagnostic formats to customers; (2) the sale of reagent chemicals to licensees and the sale of stabilization products, antigens, substrates and surface coatings to the diagnostic and biomedical research markets; and (3) research and development fees generated on customer projects.

Effective with the acquisition of Creagh Medical Ltd. (“Creagh”) on November 20, 2015, and subsequent to the fiscal year end 2015, the Company will be engaged in contract research and development, as well as manufacturing of balloon catheters used in a variety of interventional cardiology applications.

Basis of Presentation

The consolidated financial statements include all accounts and wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”). All inter-company transactions have been eliminated.

2.  Summary of Significant Accounting Policies and Select Balance Sheet Information

Cash and Cash Equivalents

Cash and cash equivalents consist of financial instruments with original maturities of three months or less and are stated at cost which approximates fair value and may include money market instruments, certificates of deposit, repurchase agreements and commercial paper instruments.

Investments

Investments consist principally of U.S. government and government agency obligations, mortgage-backed securities and corporate and municipal debt securities and were classified as available-for-sale at September 30, 2014. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from the consolidated statements of income and reported in the consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income (loss). This adjustment results in a new cost basis for the investment. Investments for which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. When an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity occurs, the Company writes down the security to fair value with a corresponding adjustment to other income (loss). Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in other income (loss). Realized gains and losses from the sales of debt securities, which are included in other income (loss), are determined using the specific identification method.

During the quarter ended June 30, 2015, the Company liquidated its investment portfolio to support corporate initiatives, as a result the ending balance of available-for-sale investments as of September 30, 2015 was zero. The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities as of September 30, 2014 were as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency obligations	$7,397	$12	$(15)	$7,394
Mortgage-backed securities	5,576	43	(74)	5,545
Municipal bonds	1,173	5	(3)	1,175
Asset-backed securities	2,370	3	(4)	2,369
Corporate bonds	1,829	6	(5)	1,830
Equity securities	2	1,548	—	1,550
Total	$18,347	$1,617	$(101)	$19,863

As of September 30, 2014, the Company concluded that the unrealized losses related to the available-for-sale securities shown above were not other-than-temporary as the Company did not have the intent to sell, nor was is it more likely than not that the Company would be required to sell such securities, before recovery of their amortized cost.

The following table summarizes sales of available-for-sale securities for the years ended September 30, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Proceeds from sales	$22,199	$162,673	$44,853
Gross realized gains	$548	$134	$179
Gross realized losses	$(73)	$(1)	$(43)

There were no held-to-maturity debt securities at September 30, 2015 or 2014.

Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components as of September 30 (in thousands):

	2015	2014
Raw materials	$1,264	$1,056
Finished products	1,715	1,761
Total	$2,979	$2,817

Property and Equipment

Property and equipment are stated at cost, less any impairment, and are depreciated using the straight-line method over the estimated useful lives of the assets. The Company recorded depreciation expense of $2.0 million, $2.0 million and $2.1 million for the years ended September 30, 2015, 2014 and 2013, respectively.

The September 30, 2015 and 2014 balances in construction-in-progress include the cost of enhancing the capabilities of the Company’s Eden Prairie, Minnesota facility. As assets are placed in service, construction-in-progress is transferred to the specific property and equipment categories and depreciated over the estimated useful lives of the assets.

Property and equipment consisted of the following components as of September 30 (in thousands):

	Useful Life	2015	2014
	(In years)
Land	N/A	$4,359	$4,359
Laboratory fixtures and equipment	3 to 10	12,941	12,858
Buildings and improvements	3 to 20	16,444	16,114
Office furniture and equipment	3 to 10	3,473	3,060
Construction-in-progress		1,168	1,158
Less accumulated depreciation		(25,417)	(24,416)
Property and equipment, net		$12,968	$13,133

Other Assets

Other assets consisted principally of strategic investments as of September 30 as follows (in thousands):

	2015	2014
CeloNova BioSciences, Inc.	$—	$1,500
ViaCyte, Inc.	479	479
Other assets, net	$479	$1,979

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

On November 10, 2015 Boston Scientific Corporation announced its intent to acquire CeloNova’s interventional radiology portfolio for $70 million plus potential milestone payments. This acquisition is expected to close by December 31, 2015. The Company recognized an other-than-temporary impairment loss of $1.5 million related to its investment in CeloNova in the fourth quarter fiscal 2015 based on the indicated value of this transaction.

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

The Company has invested a total of $5.3 million in ViaCyte, Inc. (“ViaCyte”), a privately-held California-based biotechnology firm that is developing a unique treatment for diabetes using coated islet cells, the cells that produce insulin in the human body. In fiscal 2006, the Company determined that its investment in ViaCyte was impaired and that the impairment was other-than-temporary. Accordingly, the Company recorded an impairment loss of $4.7 million. In the second quarter of fiscal 2013, the Company recorded an additional other-than-temporary impairment loss on this investment totaling $0.1 million based on a financing round and market valuations. The balance of the investment of $0.5 million, which is accounted for under the cost method, represents less than a 1% ownership interest. The Company does not exert significant influence over ViaCyte’s operating or financial activities.

The Company had invested a total of $2.5 million in Vessix Vascular, Inc. (“Vessix”) and recognized an other-than-temporary impairment loss on this investment totaling $2.4 million in fiscal 2010, based on market valuations and a pending financing round for Vessix. Vessix was purchased by Boston Scientific Corporation in November 2012. The Company recorded a gain of approximately $1.2 million in the consolidated statements of income gains on sale of strategic investments line, on the sale of this investment in the first quarter of fiscal 2013. In fiscal 2014, the Company recorded a $0.7 million gain upon achievement by Vessix of a clinical milestone and a sales milestone for calendar 2013. Total potential maximum additional proceeds of $3.3 million may be received in fiscal 2016 through fiscal 2017 depending on Vessix’s achievement of future sales milestones. No amounts have been recorded associated with these future milestones given the level of uncertainty that exists. Any potential additional income will be recognized once the milestones are achieved.

The Company transferred its original investment of $2,000 in Intersect ENT, Inc. (“Intersect ENT”) out of other assets to short-term available-for-sale investments upon completion of Intersect ENT’s initial public offering (“IPO”) in July 2014. The Company recognized a gain on this investment in other income of $0.5 million during the year ended September 30, 2015 as the investment was sold.

The Company has invested a total of $6.5 million in Nexeon, a privately-held West Virginia-based medical technology company, commencing in July 2007 and has recognized losses under the equity method of accounting as well as other-than-temporary impairment losses of $4.1 million in fiscal 2010 and less than $0.1 million in fiscal 2013. In the fourth quarter of fiscal 2013, the Company recognized an other-than-temporary impairment loss based on Nexeon’s capital funding initiatives of approximately $1.0 million. The carrying value of this investment was zero as of September 30, 2015 and 2014.

The total carrying value of cost method investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.

In the fiscal years ended September 30, 2015 and 2014, the Company recognized revenue of less than $0.1 million in each period and in the fiscal year ended September 30, 2013 the Company recognized revenue of $0.1 million from activity with companies in which it had a strategic investment.

Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer relationships, licenses and trademarks. The Company recorded amortization expense of $0.8 million, $0.7 million and $0.7 million for the years ended September 30, 2015, 2014 and 2013, respectively. During the year ended September 30, 2015, the Company acquired certain assets from ImmunO4, LLC resulting in an increase in customer lists, non-compete and other intangible assets of $0.3 million, $0.2 million and $0.1 million, respectively.

Intangible assets consisted of the following as of September 30 (in thousands):

	2015
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$5,132	$(4,363)	$769
Core technology	8.0	530	(530)	0
Non-compete	5.0	230	(12)	218
Patents and other	16.8	2,321	(1,128)	1,193
Subtotal		8,213	(6,033)	2,180
Unamortized intangible assets:
Trademarks		580	—	580
Total		$8,793	$(6,033)	$2,760

	2014
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$4,857	$(3,813)	$1,044
Core technology	8.0	530	(475)	55
Patents and other	16.8	2,256	(989)	1,267
Subtotal		7,643	(5,277)	2,366
Unamortized intangible assets:
Trademarks		580	—	580
Total		$8,223	$(5,277)	$2,946

Based on the intangible assets in service as of September 30, 2015, estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

2016	$690
2017	279
2018	233
2019	233
2020	221

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

The two-step impairment test requires SurModics to compare the fair value of the reporting units to which goodwill was assigned to their respective carrying values (Step 1 of the impairment test). In calculating fair value, the Company would use the income approach as its primary indicator of fair value, with the market approach used as a test of reasonableness. The income approach is a valuation technique under which the Company estimates future cash flows using the reporting units’ financial forecasts. Future estimated cash flows would be discounted to their present value to calculate fair value. The market approach establishes fair value by comparing SurModics to other publicly traded guideline companies or by analysis of actual transactions of similar businesses or assets sold. The income approach would be tailored to the circumstances of the Company’s business, and the market approach would be completed as a secondary test to ensure that the results of the income approach are reasonable and in line with comparable companies in the industry. The summation of the Company’s reporting units’ fair values would be compared and reconciled to its market capitalization as of the date of its impairment test.

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

The $8.0 million of goodwill at September 30, 2015 and 2014 is related to the In Vitro Diagnostics reporting unit and represents the gross value from the acquisition of BioFX Laboratories, Inc. in 2007. The Company performed its annual impairment test of goodwill (Step 0) as of August 31, 2015, and did not record any goodwill impairment charges during fiscal 2015 as there were no indicators of impairment associated with the In Vitro Diagnostics reporting unit. The Company also did not record any goodwill impairment charges related to the In Vitro Diagnostics reporting unit during fiscal 2014 or 2013.

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

Taxes collected from customers and remitted to governmental authorities are excluded from revenue and amounted to $0.1 million for each of the years ended September 30, 2015, 2014 and 2013.

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

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets, with deferred revenue to be recognized beyond one year being classified as non-current deferred revenue. The Company had deferred revenue of $0.3 million for September 30, 2015 and 2014.

Customer advances are accounted for as a liability until all criteria for revenue recognition have been met.

Customer Concentrations

The Company’s licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. The Company has licenses with a diverse base of customers and certain customers have multiple products using the Company’s technology. Medtronic plc (“Medtronic”) is the Company’s largest customer at 26% of total revenue for fiscal 2015. Medtronic has several separately licensed products that generate royalty revenue for SurModics, none of which represented more than 6% of SurModics’ total revenue. No other individual customer using licensed technology constitutes more than 10% of the Company’s total revenue.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates.

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

The following table sets forth the denominator for the computation of basic and diluted income per share (in thousands):

	2015	2014	2013
Net income from continuing operations available to common shareholders	$11,947	$12,207	$14,579

Basic weighted average shares outstanding	13,029	13,632	14,464
Dilutive effect of outstanding stock options, non-vested restricted stock, restricted stock units and performance shares	260	244	267
Diluted weighted average shares outstanding	13,289	13,876	14,731

The calculation of weighted average diluted shares outstanding excludes outstanding common stock options associated with the right to purchase 0.5 million, 0.5 million and 0.4 million shares for fiscal 2015, 2014 and 2013, respectively, as their inclusion would have had an antidilutive effect on diluted income per share.

New Accounting Pronouncements

Accounting Standards to be Adopted

In July 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward exists, similar to a tax loss, or tax credit carryforward. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset when a net operating loss carryforward exists, or similar tax loss, or tax credit carryforward, with certain exceptions. This accounting guidance was adopted during the first quarter of fiscal 2015. The adoption did not have a material impact on the Company’s financial position, results of operation or cash flows.

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

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements..

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

The following is a summary of the operating results of SurModics Pharmaceuticals discontinued operations for the years ended September 30 (in thousands):

	2014	2013
Total revenue	$—	$—

(Loss) income from discontinued operations	$(260)	$1,136
Income tax benefit (provision)	84	(548)
(Loss) income from discontinued operations, net of income taxes	$(176)	$588
Loss on sale of discontinued operations	$—	$—
Income tax benefit	—	—
Loss on sale of discontinued operations, net of income Taxes	$—	$—

The assets and liabilities of discontinued operations as of September 30 were immaterial to the consolidated financial statements.

In June 2014, the Company resolved the previously disclosed litigation involving SRI, two of SRI’s former employees and SurModics Pharmaceuticals. Additionally, in September 2014, the Company reached a final settlement with a second inventor, one of SRI’s former employees, of the technology subject to the SRI litigation matter. In connection with the resolution of the litigation, the Company recorded an additional expense, within discontinued operations, of $0.3 million during fiscal 2014. Additionally, in the fourth quarter of fiscal 2014, SurModics submitted a bid of less than $0.1 million related to our indemnification obligations to Evonik related to a contingent consideration matter associated with the PR Pharma intellectual property purchased by Evonik in the Pharma Sale. SurModics was notified in October 2014 that the bid was accepted and made a payment made at that time. The assets and liabilities of discontinued operations as of September 30, 2014 include the amount associated with the bid for the legal rights.

4.  Fair Value Measurements

The accounting guidance on fair value measurements defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. The guidance is applicable for all financial assets and financial liabilities and for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Fair value is defined as the exchange price that would be received from selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

Fair Value Hierarchy

Accounting guidance on fair value measurements requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1 — Quoted (unadjusted) prices in active markets for identical assets or liabilities.

The Company’s Level 1 assets as of September 30, 2014 consisted of its investment in Intersect ENT and certain U.S. government and government agency obligations. The fair market value of the Intersect ENT investment was based on the quoted price of Intersect ENT shares as traded on the NASDAQ Global Market Stock Exchange. This investment was sold in the second quarter of fiscal 2015 generating a realized gain of $0.5 million. The fair market value of certain U.S. government and government agency obligations were based on observable prices in highly active treasury and agency security markets for identical securities.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company’s Level 2 assets as of September 30, 2015 consisted of money market funds and commercial paper instruments. For the year ended September 30, 2014 the Company’s Level 2 assets consisted of money market funds, commercial paper instruments, U.S. Treasury securities, corporate bonds, municipal bonds, U.S. government agency securities, government agency and municipal securities and certain asset-backed and mortgage-backed securities. Fair market values for these assets are based on quoted vendor prices and broker pricing where all significant inputs are observable. The Company performs limited tests of the quoted vendor prices based on available U.S. Treasury security pricing on government websites as a means of validating the third party pricing.  To ensure the accuracy of quoted vendor prices and broker pricing, the Company performs regular reviews of investment returns to industry benchmarks and sample tests of individual securities to validate quoted vendor prices with other available market data.

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

There were no Level 3 assets at September 30, 2015 or 2014 and there was no Level 3 activity during fiscal 2015.

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company did not significantly change its valuation techniques from prior periods.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. During the year ended September 30, 2015, the Company liquidated all of its available-for-sale debt and equity securities and is invested solely in cash equivalents as of September 30, 2015. The following table presents information about the Company’s  assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 30, 2015
Assets:
Cash equivalents	$—	$53,591	$—	$53,591
Total assets measured at fair value	$—	$53,591	$—	$53,591

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

Available-for-sale equity securities – This asset is classified as Level 1 and represents the Company’s investment in Intersect ENT. This investment was valued based on the quoted market price of Intersect ENT shares.

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

In the fourth quarter of fiscal 2015, the Company recognized an other-than-temporary impairment loss of $1.5 million based on the indicated value of a third-party transaction expected to close by December 31, 2015. See Note 2 for further information.

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

On January 28, 2013, the Company’s Board of Directors authorized the repurchase of up to an additional $10.0 million of the Company’s outstanding common stock. As of June 30, 2013, the Company had completed the January 2013 authorization as well as the remaining $0.3 million under a previous authorization as the Company repurchased a cumulative 405,290 shares at an average price of $25.47 per share.

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

On November 5, 2014, the Company’s Board of Directors authorized it to repurchase up to $30.0 million of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorization has no fixed expiration date. As part of the accelerated share repurchase (“ASR”) program discussed below, the Company repurchased 758,143 shares of common stock on November 11, 2014 and 89,721 of common stock on July 8, 2015, the date that the ASR program was completed. As adjusted for the final ASR program settlement, $10.0 million remained available for future repurchases under the November 5, 2014 authorization.

On November 11, 2014, the Company entered into an accelerated share repurchase program with Wells Fargo Bank, National Association. In connection with this agreement, the Company made a $20.0 million payment to the bank and immediately received an initial delivery of 758,143 shares of its common stock with a fair value of $16.0 million as of the purchase date. Effective as of the date of the initial share purchase, the transaction was accounted for as a share retirement, resulting in a reduction of common stock of less than $0.1 million, additional paid-in capital of $2.5 million and retained earnings of $13.5 million. The remaining $4.0 million of the Company’s payment was also reported as a reduction in retained earnings. The specific number of shares that the Company ultimately purchased under the ASR agreement was based on the volume weighted average price of the Company’s common stock during the purchase period, less an agreed upon discount. In the aggregate the Company purchased 847,864 shares under the ASR program for an average price of $23.59 per share.  Based on the facts associated with the agreement, the forward contract was indexed to the Company’s common stock and met the U.S. GAAP requirements to be classified as permanent equity as of July 8, 2015.

On November 6, 2015, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s outstanding common stock in addition to the $10.0 million authorization which remains available from the November 5, 2014 authorization.

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

	2015	2014	2013
Product costs	$24	$16	$22
Research and development	226	175	180
Selling, general and administrative	2,131	3,146	2,350
Total stock-based compensation expense	$2,381	$3,337	$2,552

As of September 30, 2015, approximately $1.9 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.1 years. Such costs include $0.2 million based on payout levels associated with performance share awards that are currently anticipated to be fully expensed because the performance conditions are expected to be met above the minimum levels for each award period.

Stock Option Awards

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options. Weighted average per share fair values of stock options granted during fiscal 2015, 2014 and 2013 were $7.26, $8.72 and $8.69, respectively. The assumptions used as inputs in the model for the years ended September 30 were as follows:

	2015	2014	2013
Risk-free interest rates	1.43%	1.19%	0.60%
Expected life	4.5 years	4.6 years	4.8 years
Expected volatility	43%	45%	49%
Dividend yield	0%	0%	0%

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

Non-qualified stock options are granted at fair market value on the grant date. Non-qualified stock options expire in seven to ten years or upon termination of employment or service as a Board member. With respect to members of our Board, non-qualified stock options generally become exercisable on a pro-rata basis over the one-year period following the date of grant. With respect to our employees, non-qualified stock options generally become exercisable with respect to 25% of the shares on each of the first four anniversaries following the grant date.

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

Shareholders approved the 2009 Equity Incentive Plan (“2009 Plan”) at the February 8, 2010 Annual Meeting of Shareholders. The 2009 Plan has 1,500,000 shares authorized, plus the number of shares that have not yet been awarded under the 2003 Equity Incentive Plan, or were awarded and subsequently returned to the pool of available shares under the 2003 Equity Incentive Plan pursuant to its terms. At September 30, 2015, there were 938,391 shares available for future awards. As of September 30, 2015, the aggregate intrinsic value of the option shares outstanding and option shares exercisable was $4.5 million and $3.8 million, respectively. At September 30, 2015, the average remaining contractual life of options outstanding and options exercisable was 3.2 and 2.4 years, respectively. The total pre-tax intrinsic value of options exercised during fiscal 2015 and 2014 was $1.7 million and $1.4 million, respectively. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period end.

The following table summarizes all stock options activity and stock options outstanding and exercisable under the stock option plans during fiscal 2015, 2014 and 2013:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2012	1,325,438	$21.25
Granted	178,924	20.85
Exercised	(10,273)	14.40
Forfeited	(125,105)	33.47
Outstanding at September 30, 2013	1,368,984	20.13
Granted	138,837	22.71
Exercised	(190,434)	14.42
Forfeited	(106,768)	31.26
Outstanding at September 30, 2014	1,210,619	20.35
Granted	164,401	21.24
Exercised	(166,422)	14.54
Forfeited	(90,590)	35.35
Outstanding at September 30, 2015	1,118,008	20.10
Exercisable at September 30, 2015	797,045	$20.04

The stock-based compensation table includes stock options activity related to discontinued operations, however, there were no stock options outstanding or exercisable related to discontinued operations as of September 30, 2015, 2014 or 2013.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance, these shares are considered to be non-vested shares. The Restricted Stock is released to the key employees if they are employed by the Company at the end of the vesting period. Compensation has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. The stock-based compensation table above includes Restricted Stock expenses recognized related to these awards, which totaled $0.3 million, $0.2 million and $0.1 million during fiscal 2015, 2014 and 2013, respectively.

The following table summarizes all restricted stock awards activity during fiscal 2015, 2014 and 2013:

	Number of Shares	Weighted Average Grant Price
Balance at September 30, 2012	4,000	$22.11
Vested	5,234	23.88
Forfeited	(4,000)	22.11
Balance at September 30, 2013	5,234	23.88
Granted	22,155	22.67
Vested	(7,991)	23.98
Forfeited	(774)	22.58
Balance at September 30, 2014	18,624	22.45
Granted	18,073	21.84
Vested	(7,606)	22.28
Forfeited	(1,316)	22.16
Balance at September 30, 2015	27,775	$22.12

The stock-based compensation table includes restricted stock awards activity related to discontinued operations, however, there were no restricted stock awards outstanding related to discontinued operations as of September 30, 2015, 2014 or 2013.

Performance Share Awards

The Company has entered into performance share agreements with certain key employees, covering the issuance of common stock (“Performance Shares”). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives, which must be achieved during the performance period. The Performance Shares are not issued and outstanding until the performance objectives are met. Performance objectives selected by the Organization and Compensation Committee of the Board of Directors (the “Committee”) were cumulative earnings per share and cumulative revenue for the three-year performance periods for fiscal 2012 (2012 – 2014), fiscal 2013 (2013 – 2015), fiscal 2014 (2014 – 2016) and fiscal 2015 (2015 – 2017). Assuming that the minimum performance level is attained, the number of shares that may actually vest will vary based on performance from 20% (minimum) to 200% (maximum). Shares will be issued to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. Compensation expense is recognized in each period based on management’s best estimate of the achievement level of the specified performance objectives for Performance Shares. In fiscal 2015, the Company recognized expense of $0.5 million related to probable achievement of performance objectives for three-year Performance Shares granted in fiscal 2015, 2014 and 2013. In fiscal 2014, the Company recognized expense of $0.6 million related to probable achievement of performance objectives for three-year Performance Shares granted in fiscal 2014, 2013 and 2012. In fiscal 2013, the Company recognized expense of $1.2 million related to probable achievement of performance objectives for three-year Performance Shares granted in fiscal 2012 and 2011. The stock-based compensation table above includes the Performance Shares expenses.

The fair values of the Performance Shares, at target, were $0.9 million, $0.9 million and $0.9 million for grants awarded in fiscal 2015, 2014 and 2013, respectively.

The aggregate number of shares that could be awarded to key employees if the minimum, target and maximum performance goals are met, based upon the fair value at the date of grant is as follows:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
Fiscal 2013 – 2015	8,551	42,753	85,506
Fiscal 2014 - 2016	7,861	39,303	78,606
Fiscal 2015 – 2017	8,440	42,199	84,398

The Fiscal 2013 – 2015 awards are expected to be finalized in December 2015 at an estimated 41,727 shares based on performance objective results. Based on the Company’s performance through September 30, 2015, it is estimated that approximately 3,930 shares may be earned for the Fiscal 2014 – 2016 performance period and that approximately 10,676 shares may be earned for the Fiscal 2015 – 2017 performance period.

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of September 30, 2015 and 2014, there were less than $0.1 million of employee contributions in each period included in accrued liabilities in the consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan totaled $0.1 million, $0.1 million and $0.1 million, during fiscal 2015, 2014 and 2013, respectively. The stock-based compensation table above includes the Stock Purchase Plan expenses.

Restricted Stock and Deferred Stock Units

The Company has awarded a total of 23,736 restricted stock units (“RSU”) in fiscal 2015 and 2014 under the 2009 Equity Incentive Plan to non-employee directors with forfeiture of 3,068 RSUs in fiscal 2015. The Company modified the RSU awards granted to Board members in February 2014, which resulted in acceleration of the RSU award vesting period. The modification changed the vesting period to a pro-rata basis over a one-year period from a three-year period and resulted in an increase to RSU award expense of $0.2 million in fiscal 2014. RSU awards are not considered issued or outstanding common stock of the Company until they vest. The estimated fair value of the RSU awards was calculated based on the closing market price of SurModics’ common stock on the date of grant. Compensation expense has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. The stock-based compensation table above includes RSU expenses recognized related to these awards, which totaled $0.2 million, $0.4 million and $0.1 million for fiscal 2015, 2014 and 2013, respectively.

Directors can also elect to receive their annual fees for services to the Board in deferred stock units (“DSUs”). Certain directors elected this option beginning on January 1, 2013 which has resulted in 18,934 units issued with a total value of $0.4 million. These DSUs are fully vested. Stock-based compensation expense related to DSU awards, totaled $0.1 million in both fiscal 2015 and 2014.

7.  Restructuring Charges

During the fiscal years ended September 30, 2015 and 2014, the Company did not incur any restructuring charges. The restructuring charge for fiscal 2013 described below has been presented separately as restructuring charges in the consolidated statements of income.

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

The following table summarizes the restructuring accrual activity (in thousands):

	Employee Severance and Benefits	Facility- Related Costs	Total
Balance at September 30, 2012	$10	$182	$192
Accrual/(reversal) during the year	534	(58)	476
Cash payments	(145)	(107)	(252)
Balance at September 30, 2013	$399	$17	$416
Accrual/(reversal) during the year	(20)	(2)	(22)
Cash payments	(379)	(15)	(394)
Balance at September 30, 2014	$—	$—	$—

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

On November 20, 2015, the credit facility was further amended and modified to increase the size of stock repurchases that may be effected by the Company to $30.0 million without the consent of the lender.

In connection with the credit facility, the Company is required to maintain certain financial covenants related to a maximum leverage ratio and a minimum earnings before income tax, depreciation and amortization (“EBITDA”) amount and to comply with nonfinancial covenants. As of September 30, 2015, the Company has no debt outstanding and was in compliance with all financial.

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

Income taxes from continuing operations in the accompanying consolidated statements of income for the fiscal years ended September 30 are as follows (in thousands):

	2015	2014	2013
Current provision:
Federal	$6,065	$6,470	$6,048
State and foreign	136	147	225
Total current provision	6,201	6,617	6,273
Deferred provision (benefit):
Federal	58	(347)	(552)
State	35	(5)	60
Total deferred provision (benefit)	93	(352)	(492)
Total provision	$6,294	$6,265	$5,781

The reconciliation of the difference between amounts calculated at the statutory U.S. federal tax rate of 35% for the fiscal years ended September 30 and the Company’s effective tax rate from continuing operations  is as follows (in thousands):

	2015	2014	2013
Amount at statutory U.S. federal income tax rate	$6,385	$6,465	$7,126
Change because of the following items:
State income taxes, net of federal benefit	67	118	278
Stock-based compensation	16	21	25
Valuation allowance change	348	120	(699)
Tax reserve change	34	(121)	(128)
Federal manufacturing deduction	(268)	(235)	(266)
Federal research and development credit	(74)	(67)	(324)
Other	(214)	(36)	(231)
Income tax provision	$6,294	$6,265	$5,781

The federal research and development tax credit for fiscal 2015 and 2014 includes the benefit generated for the period from October 1, 2014 to December 31, 2014 and October 1, 2013 to December 31, 2013, respectively, prior to the expiration of the benefit in each period. The federal research and development credit for fiscal 2013 above includes $0.2 million related to a retroactive 2012 U.S. research and development tax credit for the period from January 1, 2012 to December 31, 2012 which was recognized in fiscal 2013 as a discrete tax benefit resulting from the January 2013 signing of the American Taxpayer Relief Act of 2012.

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

The components of deferred income taxes consisted of the following as of September 30 and result from differences in the recognition of transactions for income tax and financial reporting purposes (in thousands):

	2015	2014
Depreciable assets	$1,618	$1,612
Deferred revenue	96	101
Accruals and reserves	145	324
Stock-based compensation	4,194	4,373
Impaired strategic investments	4,186	3,674
Unrealized gains on investments	—	(550)
Capital loss carryforward	1,456	1,650
Other	1,276	764
Valuation allowance	(5,721)	(4,836)
Total deferred tax assets	7,250	7,112
Less current deferred tax assets	(546)	(394)
Noncurrent deferred tax assets	$6,704	$6,718

As of September 30, 2015 and 2014, the Company recorded a deferred tax asset valuation allowance of $5.7 million and $4.8 million, respectively. The valuation allowances are primarily related to capital loss carryforwards created by impairment losses on strategic investments and state R&D credit carryforwards. The increase in fiscal 2015 primarily relates to creation of valuation allowances associated with a loss created by the impairment of certain of the Company’s strategic investments and an increase in state research and development tax credit carry-forwards.

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to accounting guidance. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2015	2014	2013
Beginning of fiscal year	$1,216	$1,300	$1,435
Increases in tax positions for prior years	50	43	27
Decreases in tax positions for prior years	(10)	(1)	(278)
Increases in tax positions for current year	146	149	122
Lapse of the statute of limitations	(154)	(275)	(6)
End of fiscal year	$1,248	$1,216	$1,300

The total amount of unrecognized tax benefits excluding interest and penalties that, if recognized, would affect the effective tax rate as of September 30, 2015, 2014 and 2013, respectively, are $0.9 million, $0.9 million and $1.0 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months with the above balances classified on the consolidated balance sheets in other long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of September 30, 2015, 2014 and 2013, a gross balance of $0.6 million, $0.6 million and $0.7 million, respectively, has been accrued related to the unrecognized tax benefits balance for interest and penalties.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax return for fiscal 2012 in the first quarter of fiscal 2014. The examination was completed in the fourth quarter of fiscal 2014 with a payment made associated with a timing adjustment. U.S. income tax returns for years prior to fiscal 2012 are no longer subject to examination by federal tax authorities. For tax returns for state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2005.

10.  Defined Contribution Plan

The Company has a 401(k) retirement and savings plan for the benefit of qualifying employees. The Company matches 50% of employee contributions on the first 6% of eligible compensation. Company contributions totaling $0.3 million, $0.2 million and $0.2 million have been expensed in the years ended September 30, 2015, 2014 and 2013, respectively.

11.  Amounts Reclassified Out of Accumulated Other Comprehensive Income

Amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) totaled $0.3 million and $0.1 million on a pre-tax basis for the fiscal years ended September 30, 2015 and 2014, respectively. The amounts reclassified out of AOCI are associated with unrealized gains on available-for-sale securities that were realized on the sale of the securities and are presented in other income, net in the consolidated statements of income.

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

In the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2015, and June 30, 2015, it was disclosed a notice was received from a customer alleging an overpayment of approximately $5.7 million in royalties covering the period January 2009 through September 2014 (the “Claim”). On September 29, 2015, the Company entered into a settlement and release agreement resolving the Claim. Under the agreement, among other things, (a) the Company agreed to pay the customer $2.5 million to settle the Claim, (b) the customer agreed to pay the Company approximately $0.5 million for undisputed royalties that were unpaid and were not previously recognized, during fiscal 2015, and (c) the Company and the customer agreed to a mutual release relating to the Claim and certain other claims by the Company for royalties owed by the customer. In connection with the settlement, in the fourth quarter of fiscal 2015, the Company recognized revenue of approximately $0.5 million and recorded a charge of approximately $2.5 million.

InnoCore Technologies BV. In March 2006, the Company entered into a license agreement whereby SurModics obtained an exclusive license to a drug delivery coating for licensed products within the vascular field which included peripheral, coronary and neurovascular biodurable stent product. The license requires an annual minimum payment of 200,000 euros (equivalent to $223,000 using a euro to US $ exchange rate of 1.11707 as of September 30, 2015) until the last patent expires which is currently estimated to be September 2027. The total minimum future payments associated with this license are approximately $2.7 million. The license is currently utilized with one of SurModics’ drug delivery customers.

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

Operating Leases. The Company leases certain facilities under noncancelable operating lease agreements. Rent expense for the years ended September 30, 2015, 2014 and 2013 was $0.1 million for each period. Annual commitments pursuant to operating lease agreements are as follows (in thousands):

Year Ended September 30,
2016	$73
2017	68
2018	70
2019	72
2020	74
Thereafter	12
Total minimum lease payments	$369

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

The tables below present segment revenue, operating income from continuing operations and depreciation and amortization, for the years ended September 30, as follows (in thousands):

	2015	2014	2013
Revenue:
Medical Device	$45,944	$43,068	$41,153
In Vitro Diagnostics	15,954	14,371	14,979
Total revenue	$61,898	$57,439	$56,132

Operating income (loss):
Medical Device	$21,192	$22,636	$21,164
In Vitro Diagnostics	4,484	3,459	4,222
Total segment operating income	25,676	26,095	25,386
Corporate	(6,587)	(7,519)	(6,566)
Total operating income from continuing operations	$19,089	$18,576	$18,820

Depreciation and amortization:
Medical Device	$1,138	$1,136	$1,255
In Vitro Diagnostics	873	850	864
Corporate	794	729	767
Total depreciation and amortization	$2,805	$2,715	$2,886

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

Corporate segment results above for fiscal 2014 include increased stock option expense of $0.9 million related to a modification of equity awards granted to Board members.

Corporate segment results above for fiscal 2013 include restructuring charges of $0.5 million and recovery of legal fees associated with the SRI litigation of $1.0 million.

Asset information by segment is not presented because the Company does not provide its chief operating decision maker assets by segment, as the data is not readily available.

Major Customers

Revenue from customers that equaled or exceeded 10% of total revenue was as follows for the years ended September 30:

	2015	2014	2013
Medtronic	26%	19%	19%

The revenue from the customer listed is derived from two primary sources: licensing and product sales. The percentage of revenue increased in fiscal 2015 as a result of Medtronic’s merger with Covidien PLC on January 26, 2015.

Geographic Revenue

Geographic revenue was as follows for the years ended September 30:

	2015	2014	2013
Domestic	77%	78%	79%
Foreign	23%	22%	21%

14.  Subsequent Events

On November 6, 2015, the Company’s Board of Director authorized it to repurchase up to an additional $20.0 million of the Company’s outstanding stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. With this authorization, the Company may currently repurchase up to $30.0 million of its outstanding stock. The authorization has no fixed expiration date.

On November 20, 2015, the Company acquired 100% of the outstanding common shares and voting shares of Creagh located in Ballinasloe, Ireland. The results of Creagh’s operations will be included in the Company’s consolidated financial statements as of the Creagh acquisition date.  The acquisition was financed with cash on hand. The Company acquired Creagh for up to €30 million ($32.1 million), including an upfront payment of €18 million ($19.3 million), and up to €12 million ($12.8 million) based on achievement of revenue and value-creating operational milestones through September 30, 2018. The payment of the milestones will occur in the quarter ending December 31, 2018.

Creagh is a provider of innovative, efficient and cost-effective design and manufacture of high-quality PTA balloon catheters.  Since 2006, Creagh has grown its technical and product capability with PTA products approved throughout the world, including Europe, the United States, and Japan. With these resources, the Company is uniquely positioned to offer a total solutions approach from product design and development, through in-house extrusion, balloon forming, top-assembly, packaging and regulatory capabilities to approved products for exclusive distribution.  The acquisition is a major step forward in the Company’s strategy to transform its Medical Device segment from being a provider of coatings technologies, to offering whole-product solutions to medical device customers in the large and growing global interventional vascular market.

The Company has excluded the purchase price allocations and pro forma disclosures for the Creagh acquisition as the initial accounting is currently incomplete.  The Company is currently in the process of obtaining an initial valuation related to the acquired assets and liabilities.

On November 20, 2015, the Company’s credit facility was amended and modified to increase the size of stock repurchases that can be effected by the Company by $20.0 million.

15.  Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results for the years ended September 30, 2015 and 2014 (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2015
Total revenue	$14,205	$14,415	$15,914	$17,364
Operating income from continuing operations	5,034	3,932	5,857	4,266
Income from continuing operations	3,614	3,051	3,924	1,358
Loss from discontinued operations	—	—	—	—
Net income	3,614	3,051	3,924	1,358
Basic income (loss) per share(1):
Continuing operations	0.27	0.24	0.30	0.10
Discontinued operations	0.00	0.00	(0.00)	(0.00)
Net income	0.27	0.24	0.30	0.10
Diluted income (loss) per share(1):
Continuing operations	0.27	0.23	0.30	0.10
Discontinued operations	0.00	0.00	(0.00)	(0.00)
Net income	0.27	0.23	0.30	0.10

Fiscal 2014
Total revenue	$13,883	$13,604	$14,616	$15,336
Operating income from continuing operations	4,329	3,480	5,333	5,434
Income from continuing operations	3,630	2,459	3,674	2,444
Loss from discontinued operations	—	—	(76)	(100)
Net income	3,630	2,459	3,598	2,344
Basic income (loss) per share(1):
Continuing operations	0.26	0.18	0.27	0.18
Discontinued operations	0.00	0.00	(0.01)	(0.01)
Net income	0.26	0.18	0.26	0.17
Diluted income (loss) per share(1):
Continuing operations	0.26	0.18	0.27	0.18
Discontinued operations	0.00	0.00	(0.01)	(0.01)
Net income	0.26	0.18	0.26	0.17

(1)

The sum of the quarterly income (loss) per share amounts may not equal the annual income (loss) per share total because of changes in the weighted average number of shares outstanding that occurred during the year.

In the fourth quarter of fiscal 2015, the Company recorded expense related to the settlement of a claim of $2.5 million, a $1.5 million impairment loss on a strategic investment and recognized $0.8 million in previously contingent royalties.

In the third quarter of fiscal 2015, the Company recorded a $0.6 million one-time customer royalty payment related to periods prior to the third quarter fiscal 2015.

In the second quarter of fiscal 2015, the Company recorded a $0.5 million gain on a strategic investment in Intersect ENT shares.

In the fourth quarter of fiscal 2014, the Company recorded a $1.2 million impairment loss on strategic investments.

In the second quarter of fiscal 2014, the Company recorded a $0.9 million stock-based compensation expense related to modification of Board of Directors options and other equity awards vesting periods.

In the first quarter of fiscal 2014, the Company recorded a gain of $0.7 million associated with contingent consideration paid associated with the sale of a strategic investment.