Form 10-Q
period 2015-12-31
SURMODICS INC
filed 2016-02-05
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of January 29, 2016 was 12,996,040.

SIGNATURES

EX-12

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

EX-101 LABEL LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SurModics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2015	2015
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$42,668	$55,588
Restricted cash	786	—
Accounts receivable, net of allowance for doubtful accounts of $10 and $10 as of December 31, 2015 and September 30, 2015, respectively	5,522	7,478
Inventories	3,301	2,979
Deferred tax assets	—	546
Prepaids and other	961	1,198
Total Current Assets	53,238	67,789
Property and equipment, net	13,506	12,968
Deferred tax assets	6,497	6,704
Intangible assets, net	16,502	2,760
Goodwill	21,822	8,010
Other assets, net	650	479
Total Assets	$112,215	$98,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,052	$781
Accrued liabilities:
Compensation	1,297	2,772
Accrued other	1,529	794
Business combination consideration payable	1,558	305
Deferred revenue	172	48
Total Current Liabilities	5,608	4,700
Contingent consideration	9,308	—
Deferred revenue, less current portion	208	217
Other long-term liabilities	1,818	1,920
Total Liabilities	16,942	6,837
Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 12,996,040 and 12,945,157 shares issued and outstanding, respectively	650	647
Additional paid-in capital	3,538	3,060
Accumulated other comprehensive income	411	5
Retained earnings	90,674	88,161
Total Stockholders’ Equity	95,273	91,873
Total Liabilities and Stockholders’ Equity	$112,215	$98,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

	Three Months Ended
	December 31,
	2015	2014
(In thousands, except per share data)	(Unaudited)
Revenue:
Royalties and license fees	$7,954	$7,275
Product sales	7,181	5,847
Research and development	1,406	1,083
Total revenue	16,541	14,205
Operating costs and expenses:
Product costs	2,366	1,902
Research and development	3,634	3,576
Selling, general and administrative	3,648	3,542
Acquisition transaction, integration and other costs	2,491	—
Intangible asset amortization	354	151
Contingent consideration accretion expense	109	—
Total operating costs and expenses	12,602	9,171
Operating income	3,939	5,034
Other (loss) income:
Investment income, net	1	57
Foreign exchange loss	(135)	—
Other loss, net	—	(7)
Other (loss) income, net	(134)	50
Income before income taxes	3,805	5,084
Income tax provision	(1,292)	(1,470)
Net income	$2,513	$3,614

Basic net income per share	$0.19	$0.27
Diluted net income per share	$0.19	$0.27
Weighted average number of shares outstanding:
Basic	12,966	13,225
Diluted	13,186	13,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	December 31,
	2015	2014
(In thousands)	(Unaudited)
Net income	$2,513	$3,614
Other comprehensive income (loss), net of tax:
Unrealized holding losses on available-for-sale securities arising during the period	(2)	(1,089)
Reclassification adjustment for realized gains included in net income	—	7
Foreign currency translation adjustments	408	—
Other comprehensive income (loss)	406	(1,082)
Comprehensive income	$2,919	$2,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	December 31,
	2015	2014
(in thousands)	(Unaudited)
Operating Activities:
Net income	$2,513	$3,614
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	909	683
Stock-based compensation	684	525
Contingent consideration accretion and unrealized foreign exchange loss	244	—
Deferred taxes	753	1,025
Loss on sales of available-for-sale securities and strategic investments	—	7
Excess tax benefit from stock-based compensation plans	(140)	(453)
Other	(3)	(39)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	2,194	309
Inventories	(83)	(12)
Prepaids and other	(75)	(34)
Accounts payable and accrued liabilities	(1,354)	(508)
Income taxes	496	413
Net cash provided by operating activities from continuing operations	6,138	5,530
Investing Activities:
Purchases of property and equipment	(384)	(41)
Cash proceeds from sales of property and equipment	—	41
Payments for acquisition, net of cash acquired	(18,166)	—
Purchases of available-for-sale securities	—	(3,252)
Sales and maturities of available-for-sale securities	—	973
Cash transferred to discontinued operations	—	(45)
Net cash used in investing activities from continuing operations	(18,550)	(2,324)
Financing Activities:
Excess tax benefit from stock-based compensation plans	140	453
Issuance of common stock	10	115
Repurchase of common stock	—	(20,000)
Purchase of common stock to pay employee taxes	(353)	(725)
Payment of contingent consideration	(305)	—
Net cash used in financing activities from continuing operations	(508)	(20,157)
Net cash used in continuing operations	(12,920)	(16,951)
Discontinued Operations:
Net cash used in operating activities	—	(45)
Net cash provided by financing activities	—	45
Net cash provided by discontinued operations	—	—
Net change in cash and cash equivalents	(12,920)	(16,951)
Cash and Cash Equivalents:
Beginning of period	55,588	43,511
End of period	$42,668	$26,560
Supplemental Information:
Cash paid for income taxes	$42	$31
Noncash transactions from investing and financing activities:
Acquisition of property and equipment on account	$54	$12
Contingent consideration and debt assumed in Creagh Medical transaction	$9,857	$—
Issuance of performance shares, restricted and deferred stock units	$1,073	$2,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended December 31, 2015

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, needed to fairly present the financial results of SurModics, Inc. and subsidiaries (“SurModics” or the “Company”) for the periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of net income in the period in which the change in estimate is identified. The results of operations for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the entire 2016 fiscal year.

In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited consolidated financial statements of the Company. These unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements for the fiscal year ended September 30, 2015, and footnotes thereto included in the Company’s Form 10-K as filed with the SEC on December 4, 2015.

2. New Accounting Pronouncements

Accounting Standards to be Implemented

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). Principles of this guidance require entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting standard will be effective for the Company beginning in the first quarter of fiscal year 2019 (October 1, 2018) using one of two prescribed retrospective methods. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s results of operations, cash flows and financial position.

Accounting Standards Implemented

In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amounts as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted.  The Company adopted the ASU in the first quarter of fiscal 2016 without any material impact on the Company’s financial position or financial results.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. This ASU will be effective for the Company beginning in its first quarter of fiscal year 2018 and early implementation is permitted using either the prospectively or retroactive adoption method. The Company prospectively adopted this ASU in the first quarter of fiscal 2016.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

3. Business Combinations

For all business combinations, the Company records all assets and liabilities of the acquired business, including goodwill and other identified intangible assets, generally at their fair values starting in the period when the acquisition is completed. Contingent consideration, if any, is recognized at its fair value on the acquisition date and changes in fair value are recognized in earnings until settlement. Acquisition-related transaction costs are expensed as incurred.

Creagh Medical Ltd.

On November 20, 2015, the Company acquired 100% of the outstanding common shares and voting shares of Creagh Medical Ltd. (“Creagh Medical”) located in Ballinasloe, Ireland. The results of Creagh Medical’s operations have been included in the Company’s condensed consolidated financial statements as of the Creagh Medical acquisition date. The acquisition was financed with cash on hand. The Company acquired Creagh Medical for up to €30 million (approximately $32 million as of the acquisition date), including an upfront payment of €18 million (approximate as of the acquisition date $19.3 million), and up to €12 million (approximate as of the acquisition date $12.8 million) based on achievement of revenue and value-creating operational milestones through September 30, 2018. The payment of the milestones will occur in the quarter ending December 31, 2018. As of December 31, 2015, the Company has paid $18.5 million in cash for this acquisition, including $0.8 million to an escrow account to fund the repurchase of certain Creagh Medical debt classified securities during fiscal 2016. As these securities have not been legally defeased by the establishment of the escrow fund, the Company has recorded a corresponding restricted cash and business combination consideration payable.  It is expected that these securities will be repaid in the third quarter of fiscal 2016. The Company also assumed $0.8 million of debt that was repaid in the second quarter of fiscal 2016 that is also classified as business combination consideration payable on the balance sheet. Total transaction, integration and other costs associated with the Creagh Medical acquisition aggregated $2.4 million for the quarter ended December 31, 2015. Creagh Medical will be included in the Company’s Medical Device reporting segment.

Creagh Medical is a provider of innovative, efficient and cost-effective design and manufacture of high-quality percutaneous transluminal angioplasty (“PTA”) balloon catheters. Since 2006, Creagh Medical has grown its technical and product capability with PTA products approved throughout the world, including Europe, the United States, and Japan. With these resources, the Company is uniquely positioned to offer a total solutions approach from product design and development, through in-house extrusion, balloon forming, top-assembly, packaging and regulatory capabilities to approved products for exclusive distribution. The acquisition is a major step forward in the Company’s strategy to transform its Medical Device segment from being a provider of coatings technologies, to offering whole-product solutions to medical device customers in the large and growing global interventional vascular market.

The purchase price of Creagh Medical consisted of the following:

(Dollars in thousands)
Cash paid	$18,417
Debt assumed	793
Contingent consideration	9,064
Total purchase price	28,274
Less cash and cash equivalents acquired	(251)
Total purchase price, net of cash acquired	$28,023

The following table summarizes the preliminary allocation of the purchase price to the fair values assigned to the assets acquired and the liabilities assumed at the date of the Creagh Medical acquisition:

	Fair Value (Dollars in thousands)	Estimated Useful Life (In years)
Current assets	$708	N/A
Property and equipment	634	1.0-10.0
Trade name	75	N/A
Developed technology	1,787	7.0
In-process research and development	942	N/A
Customer relationships	11,119	7.0-10.0
Other noncurrent assets	81	N/A
Current liabilities	(923)	N/A
Deferred tax liabilities	(9)	N/A
Net assets acquired	14,414
Goodwill	13,609	N/A
Total purchase price, net of cash acquired	$28,023

The Creagh Medical goodwill is a result of acquiring and retaining the Creagh Medical existing workforce and expected synergies from integrating their business into SurModics. The goodwill will not be deductible for tax purposes. Purchase accounting is considered preliminary, subject to revision, mainly with respect to working capital, income taxes and goodwill, as final information was not available as of December 31, 2015.

As a result of the Creagh Medical acquisition, the Company has adopted a foreign currency translation policy. Assets and liabilities of non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars at the period-end exchange rates, and revenues and expenses are translated at the average exchange rate for the period. The net effect of these translation adjustments in the condensed consolidated financial statements are recorded as a foreign currency translation adjustment, as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in other, income (loss) net in our Condensed Consolidated Statements of Income.

NorMedix, Inc.

On January 8, 2016, the Company acquired 100% of the shares of NorMedix, Inc. (“NorMedix”), a privately owned design and development company focused on ultra thin-walled, minimally invasive catheter technologies based in Plymouth, Minnesota. The acquisition was financed with cash on hand. The Company acquired NorMedix for $14.0 million, including an upfront payment of $7.0 million, and up to $7.0 million based on achievement of revenue and value-creating operational milestones through September 30, 2019. Contingent consideration associated with the NorMedix transaction is payable as earned. This acquisition strengthens the Company’s vascular device expertise and Research and Development (“R&D) capabilities. This acquisition positions the Company to make significant progress on its strategy to offer whole-product solutions to medical device customers, while continuing its commitment to consistently deliver innovation in coating technologies and in vitro diagnostics. Total transaction, integration and other costs associated with the NorMedix acquisition aggregated $0.1 million for the quarter ended December 31, 2015. NorMedix will be included in the Company’s Medical Device reporting segment.  Goodwill associated with this transaction will not be deductible for income tax purposes.

These strategic acquisitions combine the best-in-class capabilities of NorMedix’s catheter-based technologies, Creagh Medical’s PTA balloon platform capabilities, and SurModics’ innovative coating and drug delivery technologies to develop highly differentiated delivery and therapeutic intravascular solutions. The result is an organization with unique device design and development expertise, rich technology content, manufacturing capabilities, and a state-of-the-art facility equipped for medical device R&D and manufacturing.

The purchase price of NorMedix consisted of the following:

(Dollars in thousands)
Cash paid	$7,000
Contingent consideration	3,740
Total purchase price	10,740
Less cash and cash equivalents acquired	(17)
Total purchase price, net of cash acquired	$10,723

The following table summarizes the allocation of the preliminary purchase price to the fair values assigned to the assets acquired and the liabilities assumed at the date of the NorMedix acquisition:

	Fair Value (Dollars in thousands)	Estimated Useful Life (In years)
Net current assets	$46	N/A
Property and equipment	76	N/A
Developed technology	6,850	10.0-14.0
Customer relationships	900	4.0
Deferred tax asset	544	N/A
Other noncurrent asset	12	N/A
Deferred tax liabilities	(2,474)	N/A
Net assets acquired	5,954
Goodwill	4,769	N/A
Total purchase price, net of cash acquired	$10,723

The NorMedix goodwill is a result of acquiring and retaining the NorMedix existing workforce and expected synergies from integrating their business into SurModics. The goodwill will not be deductible for tax purposes. Purchase accounting is considered preliminary, subject to revision, mainly with respect to working capital, income taxes, intangible asset and contingent consideration valuations, as final information was not available as the filing of this Form 10-Q.

Pro Forma Results

The following unaudited pro forma financial information presents the combined results of operation of the Company as if the acquisitions of Creagh Medical and NorMedix had occurred as of October 1, 2014.  The Company has realized $0.5 million of revenue and a loss of $0.3 million from the Creagh Medical operations since it was acquired on November 20, 2015.

The fiscal 2016 pro forma financial information includes adjustments for additional amortization expense on identifiable intangible assets of $0.4 million and contingent consideration accretion expense of $0.3 million, eliminating non-recurring transactional professional fees of $2.5 million, and tax effect impact of $0.3 million.

The fiscal 2015 pro forma financial information includes adjustments for additional amortization expense on identifiable intangible assets of $0.6 million and contingent consideration accretion expense of $0.4 million and tax effect impact of $0.2 million.

The tax impact of the adjustments in all periods reflects no tax benefit from contingent consideration accretion as well as a significant portion of our transaction related costs in fiscal 2016 as they are not deductible for tax purposes.  Further, Creagh Medical amortization expense does not reflect an Irish tax benefit as we acquired a net operating loss carryforward as of the acquisition date that was offset in the aggregate by deferred tax liabilities and valuation allowance.  Therefore, the amortization of Creagh Medical intangible assets results in a decrease in deferred tax liabilities with a corresponding increase to a deferred tax valuation allowance. NorMedix amortization expense reflects a tax benefit based on our incremental U.S. tax rate.

The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition occurred at the beginning of each year.  Additionally, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

	Three Months Ended
	December 31,
	2015	2014
(In thousands, except per share data)	(Unaudited)
Revenue	$17,643	$14,796
Net income	$4,189	$2,263

Per share amounts:
Basic net income per share	$0.32	$0.17
Diluted net income per share	$0.32	$0.17

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

The Company did not have any Level 1 assets as of December 31, 2015 and September 30, 2015.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company’s Level 2 assets for the quarter ended December 31, 2015 consisted of money market funds and commercial paper instruments. Fair market values for these assets are based on quoted vendor prices and broker pricing where all significant inputs are observable. To ensure the accuracy of quoted vendor prices and broker pricing, the Company performs regular reviews of investment returns to industry benchmarks and sample tests of individual securities to validate quoted vendor prices with other available market data.

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

Included in Level 3 liabilities at December 31, 2015 was a $9.3 million contingent consideration liability related to achievement of revenue and value-creating milestones. There were no Level 3 instruments as of September 30, 2015 or December 31, 2014.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31, 2015
Assets
Cash equivalents	$—	$33,603	$—	$33,603
Total assets	$—	$33,603	$—	$33,603

Liabilities
Contingent consideration	$—	$—	$(9,308)	$(9,308)
Total liabilities	$—	$—	$(9,308)	$(9,308)

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 30, 2015
Assets:
Cash equivalents	$—	$53,591	$—	$53,591
Total assets measured at fair value	$—	$53,591	$—	$53,591

Included in Level 3 fair value measurements as of December 31, 2015 was a $9.3 million contingent consideration liability related to achievement of revenue and value-creating milestones associated with the Creagh Medical acquisition. The following table summarizes the changes in the contingent consideration liability for the quarter ended December 31, 2015:

(Dollars in thousands)
Contingent consideration liability at September 30, 2015	$—
Additions	9,064
Fair value adjustments	—
Settlements	—
Interest accretion	109
Foreign currency translation	135
Contingent consideration liability at December 31, 2015	$9,308

Valuation Techniques

The valuation techniques used to measure the fair value of assets are as follows:

Cash equivalents — These assets are classified as Level 2 and are carried at historical cost which is a reasonable estimate of fair value because of the relatively short time between origination of the instrument and its expected realization.

Contingent consideration — The contingent consideration liabilities were determined based on discounted cash flow analyses that included revenue estimates, probability of strategic milestone achievement and a discount rate, which are considered significant unobservable inputs as of the acquisition date and December 31, 2015. For the revenue based milestones, the Company discounted forecasted revenue by 13.9%, which represents the Company’s weighted average cost of capital adjusted for the short-term nature of the cash flows. The resulting present value of revenue was used as an input into an option pricing approach, which also considered the Company’s risk of non-payment of the revenue-based milestones.  Non-revenue milestones are assumed to have an 80-95% probability of achievement and related payments were discounted using the Company’s estimated cost of debt, or 5.9%.  To the extent that these assumptions were to change, the fair value of the contingent consideration liabilities could change significantly. Included in the condensed consolidated statement of income for the three months ended December 31, 2015 is $0.1 million of expense related to the accretion of the contingent consideration. The €12 million contingent consideration related to the Creagh Medical acquisition is denominated in Euros and is not hedged.  The Company recorded a $0.1 million foreign currency exchange loss in the first quarter of fiscal 2016 related to this contingent consideration.

5. Investments

During the year ended September 30, 2015, the Company liquidated its investment portfolio and was invested solely in cash equivalents. Investments made during 2014 consisted principally of U.S. government and government agency obligations, mortgage-backed securities and corporate and municipal debt securities and were classified as available-for-sale at December 31, 2014. Available-for-sale securities were reported at fair value with unrealized gains and losses, net of tax, excluded from the condensed consolidated statements of income and reported in the condensed consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the condensed consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income. This adjustment results in a new cost basis for the investment.  Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in other income. Realized gains and losses from the sales of debt securities, which are included in other income, are determined using the specific identification method.

During the year ended September 30, 2015, the Company liquidated its investment portfolio to support corporate initiatives, as a result the ending balance of available-for-sale investments at December 31, 2015 was zero.

The following table summarizes sales of available-for-sale debt securities:

	Three Months Ended
	December 31,
(Dollars in thousands)	2015	2014
Proceeds from sales	$—	$973
Gross realized gains	$—	$—
Gross realized losses	$—	$(7)

6. Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead, with cost of product sales determined on a first-in, first-out basis. Inventories consisted of the following components:

	December 31,	September 30,
(Dollars in thousands)	2015	2015
Raw materials	$1,221	$1,264
Finished products	2,080	1,715
Total	$3,301	$2,979

7. Other Assets

Other assets consist principally of the following:

	December 31,	September 30,
(Dollars in thousands)	2015	2015
ViaCyte, Inc.	$479	$479
Other noncurrent assets	171	—
Other assets, net	$650	$479

The Company has invested a total of $5.3 million in ViaCyte, Inc. (“ViaCyte”), a privately-held California-based biotechnology firm that is developing a unique treatment for diabetes using coated islet cells, the cells that produce insulin in the human body. The balance of the investment of $0.5 million, which is net of previously recorded other-than-temporary impairments of $4.8 million is accounted for under the cost method and represents less than a 1% ownership interest. The Company does not exert significant influence over ViaCyte’s operating or financial activities.

The carrying value of each cost method investment is reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.

8. Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer relationships, licenses and trademarks. During the three months ended December 31, 2015, the Company acquired 100% of the shares of Creagh Medical. The Company recorded amortization expense of $0.4 million and $0.2 million for the three months ended December 31, 2015 and 2014, respectively.

Intangible assets consisted of the following:

	December 31, 2015
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	7.0-10.0	$16,417	$(4,674)	$11,743
Core technology	8.0	530	(530)	—
Developed technology	7.0	1,814	(29)	1,785
Non-compete	5.0	230	(23)	207
Patents and other	16.8	2,321	(1,166)	1,155
Subtotal		21,312	(6,422)	14,890
Unamortized intangible assets:
In-process research and development		956	—	956
Trademarks and trade names		656	—	656
Total		$22,924	$(6,422)	$16,502

	September 30, 2015
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$5,132	$(4,363)	$769
Core technology	8.0	530	(530)	—
Non-compete	5.0	230	(12)	218
Patents and other	16.8	2,321	(1,128)	1,193
Subtotal		8,213	(6,033)	2,180
Unamortized intangible assets:
Trademarks		580	—	580
Total		$8,793	$(6,033)	$2,760

Based on the intangible assets in service as of December 31, 2015 and the projected completion of in-process research and development assets in fiscal 2017, estimated amortization expense for the remainder of fiscal 2016 and each of the next five fiscal years is as follows:

(Dollars in thousands)
Remainder of 2016	$1,885
2017	2,194
2018	1,783
2019	1,737
2020	1,737
2021	1,685

Future amortization amounts presented above are estimates.  Actual future amortization expense may be different, as a result of completion of the purchase price allocation for Creagh Medical, future acquisitions, impairments, completion of in-process research and development (“IPR&D”) intangible assets, changes in amortization periods, or other factors. As described in Note 3 to these financials, we acquired NorMedix on January 8, 2016 and the above table has not been updated to reflect this acquisition.

The Company defines IPR&D as the value of technology acquired for which the related projects have substance and are incomplete. IPR&D acquired in a business acquisition is recognized at fair value and requires the IPR&D to be capitalized as an indefinite-lived intangible asset until completion of the IPR&D project or abandonment. Upon completion of the development project (generally when regulatory approval to market the product is obtained), an impairment assessment is performed prior to amortizing the asset over its estimated useful life. If the IPR&D projects are abandoned, the related IPR&D assets would be written off.

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

Goodwill at December 31, 2015 and September 30, 2015 totaled $21.8 million and $8.0 million, respectively. The $8.0 million of goodwill at September 30, 2015 is related to the In Vitro Diagnostics reporting unit and represents the gross value from the acquisition of BioFX Laboratories, Inc. (“BioFX”) in 2007.  The goodwill was not impaired based on the outcome of the fiscal 2015 annual impairment test, and there have been no events or circumstances that have occurred in the first quarter of fiscal 2016 associated with the In Vitro Diagnostics reporting unit to indicate that the goodwill has been impaired.

In the first quarter of fiscal 2016, the Company purchased Creagh Medical for €30 million or approximately $32.1 million based on acquisition date exchange rates. The purchase price of Creagh Medical exceeded the net acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $13.6 million.  The final valuation of assets acquired and liabilities assumed is expected to be completed as soon as possible, but no later than one year from the acquisition date.

The change in the carrying amount of goodwill by segment for the three months ended December 31, 2015 was as follows:

(Dollars in thousands)	In Vitro Diagnostics	Medical Device	Total
Balance as of September 30, 2015	$8,010	$—	$8,010
Additions (See Note 3)	—	13,609	13,609
Translation adjustment	—	203	203
Balance as of December 31, 2015	$8,010	$13,812	$21,822

10. Stock-based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock awards, performance share awards, restricted stock units and deferred stock units. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period.

The Company’s stock-based compensation expenses were allocated to the following expense categories:

	Three Months Ended
	December 31,
(Dollars in thousands)	2015	2014
Product costs	$6	$7
Research and development	59	61
Selling, general and administrative	619	457
Total	$684	$525

As of December 31, 2015, approximately $4.2 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.5 years. The unrecognized compensation costs above include $1.5 million, remaining to be expensed over the life of the awards, based on payout levels associated with performance share awards that are currently anticipated to be fully expensed because the performance conditions are expected to exceed minimum threshold levels.

Stock Option Awards

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair values of stock options granted during the three months ended December 31, 2015 and 2014 were $6.87 and $7.22, respectively. The assumptions used as inputs in the model were as follows:

	Three Months Ended
	December 31,
	2015	2014
Risk-free interest rates	2.0%	1.4%
Expected life (years)	4.6	4.5
Expected volatility	36.7%	43.3%
Dividend yield	0.0%	0.0%

The risk-free interest rate assumption was based on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award. The expected life of options granted was determined based on the Company’s experience. Expected volatility was based on the Company’s stock price movement over a period approximating the expected term. Based on management’s judgment, dividend yields were expected to be 0.0% for the expected life of the options. The Company also estimates forfeitures of options granted, which were based on historical experience.

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

The total pre-tax intrinsic value of options exercised during the three months ended December 31, 2015 and 2014 was less than $0.1 million and $0.1 million, respectively. The intrinsic value represents the difference between the average exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal period end.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance, these shares are considered to be non-vested shares. The Restricted Stock is released to the key employees if they are employed by the Company at the end of the vesting period. Compensation expense has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. The stock-based compensation expense table includes Restricted Stock expenses recognized related to these awards, which totaled less than $0.1 million in each of the three months ended December 31, 2015 and 2014, respectively.

Performance Share Awards

The Company has entered into performance share agreements with certain key employees and executives, covering the issuance of common stock (“Performance Shares”). Performance Shares vest upon the achievement of all or a portion of certain performance objectives (which may include financial or project objectives), which must be achieved during the performance period. The Organization and Compensation Committee of the Board of Directors (the “Committee”) approves the performance objectives used for our executive compensation programs, which objectives were cumulative earnings per share and cumulative revenue for the three-year performance periods for fiscal 2014 (2014 – 2016) and are cumulative revenue and cumulative earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for fiscal year 2015 (2015 – 2017) and (fiscal 2016 (2016 – 2018). Assuming that the minimum performance level is attained, the number of shares that may actually vest will vary based on performance from 20% (minimum) to 200% (maximum) of the target number of shares. Shares will be issued to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The fiscal 2013 awards were finalized in the three months ended December 31, 2015 and resulted in the issuance of 42,458 shares (maximum was 85,506 shares) based on the performance objectives and actual results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date. Compensation expense was recognized in each period based on management’s best estimate of the achievement level of actual and forecasted results, as appropriate, compared with the specified performance objectives for Performance Shares. For the three months ended December 31, 2015 and 2014, the Company recognized expense of $0.2 million and less than $0.1 million, respectively. The stock-based compensation expense table includes the Performance Shares expense.

The fair values of the Performance Shares, at target, were $1.2 million, $0.9 million and $0.9 million in each fiscal year for grants awarded in fiscal 2016, 2015 and 2014, respectively.

The aggregate number of shares that could be awarded to our executives if the minimum, target and maximum performance goals are met, based on the fair value at the date of grant is as follows:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
Fiscal 2014 – 2016	7,861	39,303	78,606
Fiscal 2015 – 2017	8,440	42,199	84,398
Fiscal 2016 – 2018	11,852	59,258	118,516

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of December 31, 2015 and September 30, 2015, there was $0.1 million of employee contributions included in accrued liabilities in the condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three months ended December 31, 2015 and 2014 totaled less than $0.1 million in each period. The stock-based compensation table includes the Stock Purchase Plan expenses.

Restricted Stock and Deferred Stock Units

In the quarter ended December 31, 2015, the Company awarded 8,916 restricted stock units (“RSU”). The Company has awarded a total of 23,736 RSUs in fiscal 2015 and 2014 under the 2009 Equity Incentive Plan to non-employee directors with forfeiture of 3,068 RSUs in fiscal 2015. RSU awards are not considered issued or outstanding common stock of the Company until they vest. The estimated fair value of the RSU awards was calculated based on the closing market price of SurModics’ common stock on the date of grant. Compensation expense has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. The stock-based compensation table includes RSU expenses recognized related to these awards, which totaled less than $0.1 million for the three months ended December 31, 2015 and 2014, respectively.

Directors can also elect to receive their annual fees for services to the Board in deferred stock units (“DSUs”). Certain directors elected this option beginning on January 1, 2013 with deferral elections made annually, which has resulted in 1,842 and 1,554 units issued with a total fair value of less than $0.1 million in the three months ended December 31, 2015 and 2014. These DSUs are fully vested. Stock-based compensation expense related to DSU awards, totaled $0.1 million in both the first quarters of fiscal 2016 and fiscal 2015.

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

On November 5, 2014, the credit facility was amended and modified to increase the size of stock repurchases that may be effected by the Company up to $30.0 million without the consent of the lender.  During the year ended September 30, 2015 the Company repurchased $20.0 million of common stock.  On November 20, 2015, the credit facility was further amended and modified to replenish the size of stock repurchases that may be effected by the Company to up to $30.0 million without the consent of the lender.

In connection with the credit facility, the Company is required to maintain financial covenants related to a maximum leverage ratio and a minimum EBITDA amount and to comply with nonfinancial covenants. As of December 31, 2015, the Company has no debt outstanding and was in compliance with all financial covenants.

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

The following table sets forth the denominator for the computation of basic and diluted net income per share (in thousands):

	Three Months Ended
	December 31,
	2015	2014
Net income available to common shareholders	$2,513	$3,614
Basic weighted average shares outstanding	12,966	13,225
Dilutive effect of outstanding stock options, non-vested restricted stock, restricted stock units, deferred stock units and performance shares	220	198
Diluted weighted average shares outstanding	13,186	13,423

The calculation of weighted average diluted shares outstanding excludes outstanding stock options associated with the right to purchase 0.4 million and 0.6 million shares of common stock for the three months ended December 31, 2015 and 2014, respectively, as their inclusion would have had an antidilutive effect on diluted net income per share.

On November 5, 2014, the Company’s Board of Directors authorized it to repurchase up to $30.0 million of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorization has no fixed expiration date. The Company used $20.0 million of this authorization for the share repurchase discussed below.

On November 11, 2014, the Company entered into an accelerated share repurchase (“ASR”) program with Wells Fargo Bank, National Association. In connection with this agreement, the Company made a $20.0 million payment to the bank and immediately received an initial delivery of 758,143 shares of its common stock with a fair value of $16.0 million as of the purchase date. Effective as of the date of the initial share purchase, the transaction was accounted for as a share retirement, resulting in a reduction of common stock of less than $0.1 million, additional paid-in capital of $2.5 million and retained earnings of $13.5 million. The remaining $4.0 million of the Company’s payment was also reported as a reduction in retained earnings. The specific number of shares that the Company ultimately purchased under the ASR agreement was based on the volume weighted average price (“VWAP”) of the Company’s common stock during the purchase period, less an agreed upon discount. In the aggregate, the Company purchased 847,864 shares under the ASR program for an average price of $23.59 per share.  Based on the facts associated with the agreement, the forward contract was indexed to the Company’s common stock and met the U.S. GAAP requirements to be classified as permanent equity as of July 8, 2015, the date the ASR program was completed.

On November 6, 2015, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s outstanding common stock in addition to the $10.0 million authorization which remains available from the November 5, 2014 authorization.

13. Income Taxes

The Company recorded income tax provisions of $1.3 million and $1.5 million for the three months ended December 31, 2015 and 2014, respectively, representing effective tax rates of 34.0% and 28.9%, respectively. The difference between the U.S. federal statutory tax rate of 35.0% and the Company’s effective tax rate for the three months ended December 31, 2015 and 2014 reflects the impact of state income taxes, permanent tax items and discrete tax benefits. The primary permanent items and discrete tax benefits are described below.

The three months ended December 31, 2015 includes a $0.2 million discrete tax benefit associated with the December 2015 signing of the Protecting Americans from Tax Hikes Act of 2015, which retroactively reinstated the federal research and development income tax credit which expired in December 2014.  In addition, the three months ended December 31, 2015 includes permanent tax differences of $0.3 million associated with the Creagh Medical acquisition non-deductible transaction costs as well as contingent consideration accretion and foreign currency translation expenses.

The three months ended December 31, 2014 reflect a $0.2 million discrete tax benefit associated with the December 2014 signing of the Tax Increase Prevention Act of 2014 which retroactively reinstated the federal research and development income tax credit which had expired in December 2013.

The total amount of unrecognized tax benefits, excluding interest and penalties that, if recognized, would affect the effective tax rate as of December 31, 2015 and September 30, 2015, respectively, are $1.0 million and $0.9 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months with the above balances classified on the condensed consolidated balance sheets in other long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax provision.

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

14. Amounts Reclassified Out of Accumulated Other Comprehensive Income

Amounts reclassified out of accumulated other comprehensive income (“AOCI”) totaled less than $0.1 million on a pre-tax basis for the three months ended December 31, 2014. There were no amounts reclassified out of AOCI for the three months ended December 31, 2015. For the three months ended December 31, 2014, the amounts reclassified out of AOCI were associated with unrealized gains or losses on available-for-sale securities that were realized on the sale of the securities and were presented in other income, net in the condensed consolidated statements of income.

15. Reportable Segment Information

The accounting standards for reporting information about operating segments define operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, who is the Company’s Chief Executive Officer, in deciding how to allocate resources and in assessing performance. For financial accounting and reporting purposes, the Company reports its results for the two reportable segments as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices; international cardiology and peripheral balloon design, development and manufacturing; as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device, with end markets that include coronary, peripheral, neuro-vascular and urology, among others, and (2) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications, with products that include protein stabilization reagents, substrates, antigens and surface coatings. During the quarter ended December 31, 2015, the Company acquired Creagh Medical which is included the Medical Device segment.

The tables below present segment revenue, operating income and depreciation and amortization, as follows:

	Three Months Ended
	December 31,
(Dollars in thousands)	2015	2014
Revenue:
Medical Device	$12,247	$10,635
In Vitro Diagnostics	4,294	3,570
Total revenue	$16,541	$14,205

Operating income:
Medical Device	$3,830	$5,515
In Vitro Diagnostics	1,643	1,098
Total segment operating income	5,473	6,613
Corporate	(1,534)	(1,579)
Total operating income	$3,939	$5,034

Depreciation and amortization:
Medical Device	$487	$270
In Vitro Diagnostics	222	213
Corporate	200	200
Total depreciation and amortization	$909	$683

The Corporate category includes expenses that are not fully allocated to Medical Device and In Vitro Diagnostics segments.  These Corporate costs are related to functions, such as executive management, corporate accounting, legal, human resources and Board of Directors. Corporate may also include expenses, such as litigation, which are not specific to a segment and thus not allocated to the operating segments.

Asset information by operating segment is not presented because the Company does not provide its chief operating decision maker assets by operating segment, as the data is not readily available.

16. Commitments and Contingencies

Litigation. From time to time, the Company has been, and may become, involved in various legal actions involving its operations, products and technologies, including intellectual property and employment disputes. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, which if granted, could require significant expenditures or result in lost revenue. The Company records a liability in the condensed consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded.

InnoRx, Inc. In January 2005, the Company entered into a merger agreement whereby the Company acquired all of the assets of InnoRx, Inc. (“InnoRx”), an early stage company developing drug delivery devices and therapies for the ophthalmology market. The Company will be required to issue up to approximately 480,059 additional shares of its common stock to the stockholders of InnoRx upon the successful completion of the remaining development and commercial milestones involving InnoRx technology acquired in the transaction. The Company has not recorded any accrual for this contingency as of December 31, 2015 as the milestones have not been achieved and the probability of achievement is low.

InnoCore Technologies BV. In March 2006, the Company entered into a license agreement whereby SurModics obtained an exclusive license to a drug delivery coating for licensed products within the vascular field which included peripheral, coronary and neurovascular biodurable stent products. The license requires an annual minimum payment of 200,000 euros (equivalent to $217,000 using a euro to US dollar exchange rate of 1.0861 to the Euro as of December 31, 2015) until the last patent expires which is currently estimated to be September 2027. The total minimum future payments associated with this license are approximately $2.7 million. The license is currently utilized by one of the Company’s drug delivery customers.

17. Subsequent Events

As further described in Note 3, on January 8, 2016 the Company acquired 100% of the shares of NorMedix, a privately owned design and development company focused on ultra thin-walled, minimally invasive catheter technologies based in Plymouth, Minnesota.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with both the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and our audited condensed consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations each included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statement entitled “Forward-Looking Statements” located at the end of this Item 2.

Overview

SurModics is a leading provider of surface modification and in vitro diagnostic technologies to the healthcare industry. In fiscal 2015, our business performance continued to be driven by growth from our two core businesses: Medical Device including surface modification coating technologies and In Vitro Diagnostics (“IVD”).  Revenues in the Medical Device business are driven by hydrophilic coatings royalty revenue, product sales, including catheter-based technologies and contract coating services, including research and development revenue. Medical Device segment revenue grew 15% in the first in the first three months of fiscal 2016. Medical Device organic revenue growth was 10% with growth in all revenue categories as well as 5% growth from the acquisition of Creagh Medical on November 20, 2015. Our In Vitro Diagnostics is driven by product sales of diagnostic technology.  The In Vitro Diagnostics segment revenue increased 20% in the first three months of fiscal year 2016 compared with the same prior-year period as the result of broad-based unit sales gains.

Since fiscal 2013, with our investment in our drug-coated balloon (“DCB”) platform, we have been focused on a strategy to transform our Medical Device business from being a provider of coating technologies to offering whole-product solutions to our medical device customers. This transformation will greatly increase our relevance in the industry, and is key to our future growth and profitability, given the ability to capture more revenue with whole-product solutions. Our transformation does not change our focus on our core medical device coatings and IVD businesses. Our aim is to provide customers earlier access to highly differentiated products that address unmet clinical needs, and partner with them on successful commercialization.

A key step in our Medical Device segment transformation strategy is the acquisition of state-of-the-art device design, development and manufacturing capabilities to complement our leadership in coating technologies. In November 2015, we announced the acquisition of Creagh Medical, Ltd. (“Creagh Medical”). This acquisition brings a state-of-the-art research and development (“R&D”) and manufacturing facility offering robust extrusion, balloon-forming, top-assembly, packaging and regulatory capabilities focused on balloon catheters. We believe Creagh Medical will be a strong complement to our capabilities to become a world-class medical device innovator, developer and manufacturer. With the acquisition of Creagh Medical, we now engage in contract research and development, as well as manufacturing of balloons catheters used for a variety of interventional cardiology applications.  In January 2016, we announced the acquisition of NorMedix, Inc. (“NorMedix”).  NorMedix is a design and development company focused on ultra thin-walled, minimally invasive catheter technologies. This acquisition positions the Company to make significant progress on its strategy to offer whole-product solutions to medical device customers, while continuing its commitment to consistently deliver innovation in coating technologies and in vitro diagnostics.

These strategic acquisitions combine the best-in-class capabilities of NorMedix’s catheter-based technologies, Creagh Medical’s percutaneous transluminal angioplasty (PTA) balloon platform capabilities, and SurModics’ innovative coating and drug delivery technologies to develop highly differentiated delivery and therapeutic intravascular solutions. The result is an organization with unique device design and development expertise, rich technology content, manufacturing capabilities, and a state-of-the-art facility equipped for medical device R&D and manufacturing.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. For financial accounting and reporting purposes, we report our results for the two reportable segments as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device, with end markets that include coronary, peripheral, neurovascular and urology, among others; as well as vascular device, catheter and balloon design and manufacturing capabilities, and (2) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic immunoassay and molecular tests and biomedical research applications, with products that include protein stabilization reagents, substrates, antigens and surface coatings. We made this determination based on how we manage our operations and the information provided to our chief operating decision maker who is our Chief Executive Officer.

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

Our internal R&D activities are engaged in the exploration, discovery and application of technologies that solve meaningful problems in the diagnosis and treatment of disease. Our key R&D activities include efforts that support and expand our core offerings. These efforts include completing activities that support the development of our coating technologies that enhance drug-coated balloons. In addition, in fiscal 2014 we launched new in vitro diagnostic products including a non-corrosive, non-hazardous stop solution for TMB microwell substrates and a protein-free AP stabilizer. In the second quarter of fiscal 2013, we completed development activities and launched our next generation hydrophilic coating platform which is now commercially available under the tradename SereneTM (formerly referred to as Gen 5). We also launched in July 2013 a new in vitro diagnostic product, StabliZyme ® Protein-Free Stabilizer, which focuses on stabilizing biomolecule activity in assay tests. Additional planned activities include initiation of surface modification experiments that improve medical device performance and developing chemistries to support molecular diagnostic applications. In the fourth quarter of fiscal 2014, we froze the design of our SurVeil™ paclitaxel DCB for use in the superficial femoral and popliteal arteries. In fiscal 2015 we completed a Good Laboratory Practice (“GLP”) study and gained Federal Drug Administration approval to conduct a first-in-human early feasibility study, with plans to initiate a first-in-human study using the SurVeil™ DCB in the first half of fiscal 2016.

We prioritize our internal R&D programs in our segments based on a number of factors, including a program’s strategic fit, commercial impact, potential competitive advantage, technical feasibility, and the amount of investment required. The measures and metrics used to monitor a program’s progress vary based on the first-in-human program, and typically include many of the same factors discussed above with respect to our customer R&D programs. We typically make decisions to continue or terminate a program based on research results (relative to the above measures and metrics) and other factors, including our own strategic and/or business priorities, and the amount of additional investment required.

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

Critical Accounting Policies

Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. For the quarter ended December 31, 2015 there were no changes in critical accounting policies other than the additions of the valuation of business combinations as noted below.

Valuation of Business Combinations. The fair value of consideration, including contingent consideration, transferred in acquisitions accounted for as business combinations is first allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess purchase consideration is allocated to goodwill. Further, for those arrangements that involve liability classified contingent consideration, we record on the date of acquisition a liability equal to the discounted fair value of the estimated additional consideration we may be obligated to make in the future. Liability classified contingent consideration is adjusted to its fair value each reporting period through earnings. Acquisition transaction costs are expensed as incurred.

The fair value of identifiable intangible assets requires management estimates and judgments based on market participant assumptions. Using alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, estimated useful lives, and probabilities surrounding the achievement of milestones could result in different fair value estimates of our net tangible and intangible assets and related amortization expense in current and future periods.

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment, and projected payment dates. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving value-enhancing milestones, and changes in discount periods and rates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. See further discussion of contingent payments to Creagh Medical and NorMedix above under “Future Investments and Contingent Consideration Related to Acquisitions” in this Item 2 and in Note 3, “Business Combinations,” of the consolidated condensed financial statements in Part I, Item 1 of this quarterly report.

For a detailed description of our other critical accounting policies, see the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Results of Operations – Three Months Ended December 31

Revenue. Revenue during the first quarter of fiscal 2016 was $16.5 million, an increase of $2.3 million, or 16.4%, compared with the first quarter of fiscal 2015. The change in revenue, as detailed in the table below, is further explained in the narrative below.

	Three Months Ended December 31,		%
(Dollars in thousands)	2015	2014	Change
Revenue
Medical Device	$12,247	$10,635	15.2%
In Vitro Diagnostics	4,294	3,570	20.3%
Total Revenue	$16,541	$14,205	16.4%

Medical Device. Medical Device revenue was $12.2 million in the first quarter of fiscal 2016, an increase of 15.2% compared with $10.6 million for the first quarter of fiscal 2015. The change in total revenue was attributable to $0.7 million of higher royalty and license fees, $0.5 million from the Creagh Medical acquisition and $0.3 million of higher product sales.

In Vitro Diagnostics. In Vitro Diagnostics revenue was $4.3 million in the first quarter of fiscal 2016, an increase of 20.3% compared with $3.6 million for first quarter of fiscal 2015.  The increase in the first quarter of fiscal 2016 was the result of unit volume increases in substantially all product lines. In Vitro Diagnostics first quarter fiscal 2016 results included increases in sales of stabilization products of $0.4 million, antigens of $0.2 million and BioFX branded products of $0.2 million.

Costs and Operating Expenses

The following is a summary of major costs and expenses as a percent of total revenue:

	Three Months Ended December 31,
	2015		2014
(Dollars in thousands)	Amount	% Total Revenue	Amount	% Total Revenue
Product costs	$2,366	14%	$1,902	13%
Research and development	3,634	22	3,576	25
Selling, general and administrative	3,648	22	3,542	25
Acquisition transaction, integration and other costs	2,491	15	—	—
Intangible asset amortization	354	2	151	1
Contingent consideration accretion expense	109	1	—	—

Product costs. Product costs were $2.4 million and $1.9 million in each of the three months ended December 31, 2015 and 2014, or 14% and 13% of total revenue in each respective period. Product gross margin was 67% in both fiscal 2016 and fiscal 2015. The increase in product costs was largely the result of increased product sales and the acquisition of Creagh Medical.

Research and development (R&D) expenses. R&D expenses were $3.6 million for each first quarter of fiscal 2016 and 2015, or 22% and 25% of total revenue in each respective period. The fiscal 2016 increase in total R&D expenses from fiscal 2015 was primarily the result of higher spending for our DCB development activities. We expect R&D expense to increase in the remainder of   fiscal 2016 compared with fiscal 2015 as we invest in our whole-products solutions strategy and continue to invest in our DCB development activities. We anticipate fiscal 2016 R&D expense as a percent of revenue will be approximately mid-thirty percent.

Selling, general and administrative (SG&A) expenses. SG&A expenses were $3.6 million for the three months ended December 31, 2015 and 2014, respectively, or 22% and 25% of total revenue for each respective period. The improvement in SG&A expenses as a percent of total revenue reflects improved operating margin leverage from increased revenue in the first quarter of fiscal 2016.  We expect fiscal 2016 SG&A expenses as a percent of revenue will be approximately mid-twenty percent.

Acquisition transaction, integration and other costs. In the first quarter of fiscal 2016, we incurred $2.5 million in acquisition transaction, integration and other costs related to both the November 20, 2015 Creagh Medical acquisition and the January 8, 2016 NorMedix acquisitions. We will incur additional transaction costs in the second quarter of fiscal 2016 related to the NorMedix acquisition as well as integration costs to continue through fiscal 2016 as we integrate the operations of Creagh Medical and NorMedix.

Intangible asset amortization. As part of our acquisition of Creagh Medical in the first quarter of fiscal 2016, we acquired certain intangible assets which are being amortized over a period of 7 to 20 years. In addition, we have reclassified $0.2 million of first quarter of fiscal 2015 amortization expense recorded in selling, general and administrative expense related to the BioFx acquisition in fiscal 2007 to provide a comparison to our current presentation.  We recorded $0.4 million in amortization expense related to these acquisitions in the first quarter of fiscal 2016 as compared to $0.2 million in the prior-year quarter.  The increase is the result of the fiscal 2016 acquisition of Creagh Medical on November 20, 2015. Intangible asset amortization, including the Creagh Medical and NorMedix acquisitions, is estimated to be $2.6 million in fiscal 2016.  As the purchase price allocations for these recent transactions are incomplete, this amount may change materially from this estimate.

Contingent consideration accretion expense. For the first quarter of fiscal 2016, we recorded $0.1 million of contingent consideration expense related to our contingent consideration liabilities from the Creagh Medical acquisition on November 20, 2015, due to the passage of time (i.e. accretion). Based on preliminary purchase price allocations for the Creagh Medical and NorMedix acquisitions, we estimate contingent consideration accretion expense to be approximately $1.4 million in fiscal 2016.  In addition, if there are changes in the amount, probability or timing of achievement of contingent consideration milestones, there may be material adjustments in the statement of income to reflect changes in the fair value of contingent consideration liabilities.

Other (loss) income, net. Major classifications of other income, net are as follows:

	Three Months Ended
	December 31,
(Dollars in thousands)	2015	2014
Investment income, net	$1	$57
Foreign exchange loss	(135)	—
Other investment capital losses	—	(7)
Other (loss) income, net	$(134)	$50

Other (loss) income was $(0.1) million in the three months ended December 31, 2015 and less than $0.1 million in 2014. The foreign exchange loss in the quarter ended December 31, 2015 related to the change in exchange rates associated with the Euro denominated contingent consideration liability from the Creagh Medical acquisition.

Income tax provision. The reconciliation of the statutory U.S. federal tax rate of 35.0% and our effective tax rate for the three months ended December 31, 2015 and 2014 is as follows:

	Three Months Ended
	December 31,
	2015	2014
Statutory U.S. federal income tax rate	35.0%	35.0%
State income taxes, net of federal benefit	0.2	0.7
Foreign net operating loss valuation allowance	2.4	—
Acquisition related	5.2	—
Discrete item – retroactive R&D federal tax credit	(5.8)	(4.0)
Discrete item – state tax reserve release	(1.0)	(2.0)
Other	(2.0)	(0.8)
Effective tax rate	34.0%	28.9%

The income tax provision was $1.3 million and $1.5 million for the three months ended December 31, 2015 and 2014, respectively, representing effective tax rates of 34.0% and 28.9%, respectively. The difference between the U.S. federal statutory tax rate of 35.0% and our effective tax rate for the three months ended December 31, 2015 and 2014 reflects the impact of state income taxes, acquisition related tax items, permanent tax items and discrete tax benefits. Discrete items largely consist of state income tax reserve reversals related to the expiration of statutory filing requirements in each period. In addition, the three months ended December 31, 2015 and 2014 each reflect a $0.2 million discrete tax benefit associated with the December 2014 signing of legislation in both December 2015 and December 2014 which reinstated previously expired federal research and development income tax credits.

We expect our reported effective tax rate in fiscal 2016 will range from 50.0% to 53.0%.  The increase in the tax rate from the first quarter of fiscal 2016 is the result of expected non-deductible contingent consideration accretion and foreign currency translation expenses, as well as transaction expenses associated with the Creagh Medical and NorMedix transactions. Further, amortization expense from the Creagh Medical acquisition does not reflect an Irish income tax benefit as we acquired a net operating loss carryforward as of the acquisition date that was offset in the aggregate with deferred tax liabilities and a valuation allowance.  Therefore, taxable income or losses in Ireland will result in no reported tax impacts in fiscal 2016.

Segment Operating Results

Operating income for each of our reportable segments is as follows:

	Three Months Ended
	December 31,
(Dollars in thousands)	2015	2014	% Change
Operating income:
Medical Device	$3,830	$5,515	(31)%
In Vitro Diagnostics	1,643	1,098	50%
Total segment operating income	5,473	6,613
Corporate	(1,534)	(1,579)	(3)%
Total operating income	$3,939	$5,034	(22)%

Medical Device. Operating income was $3.8 million in the first quarter of fiscal 2016, compared with $5.5 million in the first quarter of fiscal 2015. Operating income decreased as higher revenues in all revenue categories were more than offset by $2.8 million of transaction, integration, amortization, contingent consideration accretion and foreign currency exchange expenses association with the Creagh Medical acquisition in the quarter ended December 31, 2015 as well as transaction costs incurred in the first quarter of fiscal 2016 related to the January 8, 2016 acquisition of NorMedix. Operating income as a percentage of revenue was 31.2% and 51.9% in the first quarter of fiscal 2016 and 2015, respectively.

In Vitro Diagnostics. Operating income was $1.6 million in the first quarter of fiscal 2016, compared with $1.1 million in the first quarter of fiscal 2015. Product sales increased $0.7 million and the related product gross margins of 65.4% in the first quarter of fiscal 2016 were stable compared with product gross margins of 65.7% in the first quarter of fiscal 2015. Product gross margins decreased as a result of sales mix, as antigens, a product that we distribute, had proportionately higher sales as compared with the prior-year period. In Vitro Diagnostics’ direct expenses decreased by less than $0.1 million in the first quarter of fiscal 2016 compared with fiscal 2015 driven by lower legal expenses. Allocated corporate expenses were relatively unchanged, decreasing by less than $0.1 million in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015. The operating income as a percentage of revenue was 38.3% and 30.8% in the first quarter of fiscal 2016 and 2015, respectively.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board of Directors related fees and expenses, which have not been fully allocated to the Medical Device and In Vitro Diagnostics segments. Corporate also includes expenses, such as litigation, which are not specific to a segment and thus not allocated to our operating segments. The unallocated Corporate operating loss was $1.5 million and $1.6 million in the three months ended December 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of December 31, 2015, we had working capital of $47.7 million, a decrease of $15.4 million from September 30, 2015. Working capital is defined by us as current assets minus current liabilities. The decrease from the prior-year end is a result of several factors including an increase in investing activities, partially offset by cash provided by operating activities. Our cash and cash equivalents totaled $42.7 million at December 31, 2015, a decrease of $12.9 million from $55.6 million at September 30, 2015, principally associated with the $18.2 million initial net cash payment related to our acquisition of Creagh Medical on November 20, 2015. In connection with the Creagh Medical acquisition, the Company assumed debt of $1.6 million that will be repaid in fiscal 2016 by the Company and from $0.8 million of restricted cash that was placed in escrow.

After the liquidation of our investment portfolio in fiscal 2015, our investments consist of money market or commercial paper investments. The Company’s investment policy excludes ownership of collateralized mortgage obligations, mortgage-backed derivatives and other derivative securities without prior written approval of the Board of Directors. Our investment policy requires that no more than 5% of investments be held in any one credit or issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while generating an above benchmark (“Merrill Lynch 1-3 Year Government-Corporate Index”) total rate of return on a pre-tax basis. Management plans to continue to direct its investment advisors to manage the Company’s securities investments primarily for the safety of principal for the foreseeable future as it continues to assess other investment opportunities and uses of its cash and securities investments, including those described below.

On November 4, 2013, we entered into a three-year $20.0 million secured revolving credit facility. On November 5, 2014, the credit facility was amended and modified to increase the size of stock repurchases that may be effected by the Company up to $30.0 million without the consent of the lender.  During the year ended September 30, 2015 the Company repurchased $20.0 million of common stock.  On November 20, 2015, the credit facility was further amended and modified to replenish the size of stock repurchases that may be effected by the Company up to $30.0 million without the consent of the lender. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based on the Company’s leverage ratio.  No borrowings have been made on the credit facility and the Company is in compliance with the financial covenants related to a maximum leverage ratio and a minimum earnings before interest, income taxes, depreciation and amortization (“EBITDA”) amount, and the nonfinancial covenants.

On July 31, 2014, we filed a registration statement with the Securities and Exchange Commission, using a “shelf” registration process. Under this shelf process we may sell, either separately or together, debt securities, preferred stock, depositary shares, common stock and security warrants in one or more offerings up to an aggregate initial offering price of $175 million. As of December 31, 2015, we have not completed any securities offerings associated with the registration statement.

We generated cash flows from operating activities from continuing operations of approximately $6.1 million and $5.5 million in the first quarter ended December 31, 2015 and 2014, respectively.  The following table depicts our cash flows provided by operating activities from continuing operations:

	Three Months Ended
	December 31,
(Dollars in thousands)	2015	2014
Net income	$2,513	$3,614
Depreciation and amortization	909	683
Stock-based compensation	684	525
Contingent consideration accretion and unrealized foreign exchange loss	244	—
Deferred taxes	753	1,025
Net other operating activities	(143)	(485)
Net change in other operating assets and liabilities	1,178	168
Net cash provided by operating activities	$6,138	$5,530

Operating Activities. Net cash flow from operating activities has provided us with significant sources of liquidity.  We generated cash flows from operating activities of $6.1 million and $5.5 million for the first quarters of fiscal 2016 and 2015, respectively. During the first three months of fiscal 2016, operating cash flow was primarily generated by net income as adjusted for non-cash expenses (benefits) for depreciation and amortization, stock-based compensation and deferred taxes; reduced by net other operating activities, which includes the excess tax benefit from stock-based compensation. Net income in the first quarter of fiscal 2016 was negatively impacted by increased intangible amortization and contingent consideration expenses associated with the Creagh Medical acquisition on November 20, 2016. Cash flow from other operating assets and liabilities improved by $1.0 million in the first quarter of fiscal 2016 as a cash flow from customer collections increased by $1.9 million as higher balances from increased revenue were more than offset by $2.4 million customer payment due in the fourth quarter of fiscal 2015 that was paid in October 2015. The improvement in customer collection cash flows was offset by $0.8 million of increased cash payments for bonuses and other operating expenses.

Investing Activities. We used cash in investing activities of $18.6 million in the first quarter of fiscal 2016 compared with cash used in investing activities of $2.3 million in the first quarter of fiscal 2015. We acquired Creagh Medical in the first quarter of fiscal 2016 with an initial payment, net of cash acquired of $18.2 million. We also assumed $1.6 million of debt, of which $0.8 million was prefunded but not defeased, that will be repaid in fiscal 2016, as well as $9.3 million of contingent consideration with a €12 million face value that is payable, if earned, in the quarter ended December 31, 2018. We invested $0.4 million in property and equipment in the first quarter of fiscal 2016, compared with $0.1 million in the prior-year period. The property and equipment investment in the first quarter of fiscal 2016 is lower than our historical range of investment. We anticipate spending $4.1 million to $4.6 million for the remainder of fiscal 2016 which will result in a full year increase when compared with fiscal 2015 investment. In the first quarter of fiscal 2015, we invested $3.2 million in available-for-sale debt securities resulting from the cash generated from operations. In the first quarter of fiscal 2015, we invested less than $0.1 million of cash associated with our discontinued operations.

Financing Activities.  We used cash in financing activities of $0.5 million and $20.2 million in the first quarter of fiscal 2016 and 2015, respectively.  In the first quarter of fiscal 2016, we paid contingent consideration of $0.3 million related to the acquisition of ImmunO4 in fiscal 2015 and used cash of $0.4 million to purchase common stock to pay employee taxes resulting primarily from the issuance of common shares associated with our fiscal 2013-2015 performance share program. Fiscal 2015 activity includes an accelerated share repurchase program initiated in the first quarter which is more fully described in the paragraphs below. We also used cash of $0.7 million in the first quarter of fiscal 2015 to purchase common stock to pay employee taxes resulting primarily from the issuance of common shares associated with our fiscal 2012-2014 performance share program.

Share Purchase Activity

On November 11, 2014, the Company entered into an accelerated share repurchase (“ASR”) program with Wells Fargo Bank, National Association. In connection with this agreement, the Company made a $20.0 million payment to the bank and immediately received an initial delivery of 758,143 shares of its common stock with a fair value of $16.0 million as of the purchase date. Effective as of the date of the initial share purchase, the transaction was accounted for as a share retirement, resulting in a reduction of common stock of less than $0.1 million, additional paid-in capital of $2.5 million and retained earnings of $13.5 million. The remaining $4.0 million of the Company’s payment was also reported as a reduction in retained earnings. The specific number of shares that the Company ultimately purchased under the ASR agreement was based on the volume weighted average price (“VWAP”) of the Company’s common stock during the purchase period, less an agreed upon discount. In the aggregate, the Company purchased 847,864 shares under the ASR program for an average price of $23.59 per share.  Based on the facts associated with the agreement, the forward contract was indexed to the Company’s common stock and met the U.S. GAAP requirements to be classified as permanent equity as of July 8, 2015, the date the ASR was completed.

On November 6, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $20.0 million of the Company’s outstanding stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. With this authorization, the Company may currently repurchase up to $30.0 million of its outstanding stock. The authorization has no fixed expiration date.

On November 20, 2015, the Company’s credit facility was amended and modified to increase the size of stock repurchases that can be effected by the Company by $20.0 million to $30.0 million.

Future Investments and Contingent Consideration Related to Acquisitions

On November 20, 2015, the Company acquired 100% of the outstanding common shares and voting shares of Creagh Medical located in Ballinasloe, Ireland. The results of Creagh Medical’s operations have been included in the Company’s condensed consolidated financial statements as of the Creagh Medical acquisition date. The acquisition was financed with cash on hand. The Company acquired Creagh Medical for up to €30 million (approximately $32.1 million as of acquisition date), including an upfront payment of €18 million (approximate as of acquisition date $19.3 million), including assumed debt, and up to €12 million (approximately $12.8 million as of acquisition date) based on achievement of revenue and value-creating operational milestones through September 30, 2018. The payment of the milestones will occur in the quarter ending December 31, 2018. The €18 million contingent consideration related to the Creagh Medical acquisition is denominated in Euros and not hedged.  The Company recorded a $0.1 million foreign currency exchange loss in the first quarter of fiscal 2016 related to this contingent consideration.

On January 8, 2016, the Company acquired 100% of the shares of NorMedix, based in Plymouth, Minnesota. The acquisition was financed with cash on hand. The Company acquired NorMedix for $14.0 million, including an upfront payment of $7.0 million, and up to $7.0 million based on achievement of revenue and value-creating operational milestones through September 30, 2019.

These strategic acquisitions combine the best-in-class capabilities of NorMedix’s catheter-based technologies, Creagh Medical’s PTA balloon platform capabilities, and SurModics’ innovative coating and drug delivery technologies to develop highly differentiated delivery and therapeutic intravascular solutions. The result is an organization with unique device design and development expertise, rich technology content, manufacturing capabilities, and a state-of-the-art facility equipped for medical device R&D and manufacturing.

We believe that our existing cash and cash equivalents, which totaled $42.7 million as of December 31, 2015, together with cash flow from operations, our $20.0 million credit facility and $175.0 million shelf registration statement, will provide liquidity sufficient to meet our cash needs and fund our operations for the remainder of fiscal 2016. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms. Our anticipated liquidity needs for the remainder of fiscal 2016 may include, but are not limited to, the following: general capital expenditures in the range of $4.1 million to $4.6 million and $30.0 million associated with the remaining authorized amount available for share repurchases discussed previously and payments, if any, associated with the NorMedix contingent consideration.

Discontinued Operations. Our Pharmaceuticals discontinued operation used operating cash of less than $0.1 million in the first quarter of fiscal 2015. Cash generated from financing activities of less than $0.1 million in the first quarter of fiscal 2015 related to transfers of cash from continuing operations of SurModics and consisted of cash used to make payments on accrual balances.

Customer Concentrations. Our licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic plc (“Medtronic”) was our largest customer comprising 29% of our consolidated revenue for fiscal 2015 and now comprises 24% of our consolidated revenue for the first quarter of fiscal 2016. Medtronic has several separately licensed products that generate royalty revenue for SurModics, none of which represented more than 5% of SurModics’ total revenue.  No other individual customer using licensed technology constitutes more than 10% of SurModics’ total revenue.

Off-Balance Sheet Arrangements

As of December 31, 2015, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of

1995. These statements include expectations concerning our growth strategy, including our ability to sign new license agreements and  broaden our hydrophilic coatings royalty revenue, product development programs, various milestone achievements, research and development expenses, increased legal expenses within selling, general and administrative expenses, future cash flow and sources of funding, short-term liquidity requirements, future property and equipment investment levels, the impact of potential lawsuits or claims, the impact of Medtronic, as well as other significant customers, including new diagnostic kit customers, our ability to recognize the expected benefits of our recent acquisitions and our ability to implement a first-in-human study of the SurModics SurVeil™ Drug Coated Balloon on any particular time frame. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent the Company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

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

•	general economic conditions which are beyond our control, such as the impact of recession, customer mergers and acquisitions, business investment and changes in consumer confidence;
•	a decrease in our available cash could impact short-term liquidity requirements and expected capital and other expenditures;
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

•	the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors;
•	our ability to successfully develop, obtain regulatory approval for, and commercialize our SurModics SurVeil™ Drug Coated Balloon product;
•

our ability to perform successfully certain product development activities, the related R&D expense impact and governmental and regulatory compliance activities which we have not previously undertaken in any significant manner;

•

our ability to successfully convert our customers from an early generation of our PhotoLink® hydrophilic technology protected by a family of patents which expired in November 2015 (in the U.S.) and are expected to expire in October 2016 (in certain other countries) to one of our advanced generation technologies and to offset any decline in revenues from customers that we are unlikely to convert;

•

the process of integrating our domestic acquisition of NorMedix and our first international acquisition of Creagh Medical, a company based in Ballinasloe, Ireland, into our operations poses numerous risks, including an inability to assimilate acquired operations, personnel, technology, information systems, and internal control systems and products; a lack of understanding of tax, legal and cultural differences; and diversion of management’s attention; and

•	other factors described in “Risk Factors” and other sections of SurModics’ Annual Report on Form 10-K for the fiscal year ended September 30, 2015, which you are encouraged to read carefully.

Many of these factors are outside the control and knowledge of us, and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon our forward-looking statements and to consult any further disclosures by us on this subject in our filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of U.S. government and government agency obligations, agency and commercial mortgage-backed securities and investment-grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. For the quarter ended December 31, 2015 we held no available-for-sale securities, therefore interest rate fluctuations would have an insignificant impact on the results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements and commercial paper instruments.

Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.

Although we conduct business in foreign countries, our international operations consist primarily of sales of reagent and stabilization chemicals. Additionally, all sales transactions are denominated in U.S. dollars. We generate royalty revenue from the sale of customer products in foreign jurisdictions. Royalties generated in foreign jurisdictions by customers are converted and paid in U.S. dollars per contractual terms. Given the diverse nature of our customers’ products and international operations, changes in foreign currencies are not expected to materially impact our operating results. A limited number of our purchasing transactions are denominated in foreign currencies and they are converted to U.S. dollars. These purchasing transactions are not material to our operating results. With the Creagh Medical acquisition in November 2015, we will be exposed to increasing Euro currency risk with respect to future costs and cash flows from our foreign currency and operations. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2015. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures, as designed and implemented, are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2015.

Item 1A. Risk Factors

In our report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on December 4, 2015, we identify under “Part 1, Item 1A. Risk Factors.” important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.

There have been no material changes in our risk factors subsequent to the filing of our Form 10-K for the fiscal year ended September 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2015, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
10/1/15 — 10/31/15	—	N/A	—	$10,000,000
11/1/15 — 11/30/15	—	N/A	—	$30,000,000
12/1/15 — 12/31/15	—	N/A	—	$30,000,000
Total	—	N/A	—	$30,000,000

(1)

The purchases in this column were shares repurchased by the Company to pay the exercise price in connection with so-called “stock swap exercises” related to the exercise of non-employee director stock options and to pay the tax withholding obligations related to the vesting of employee restricted stock awards.

(2)

On November 6, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $20.0 million (fiscal 2016 authorization) of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorization has no fixed expiration date.

As of December 31, 2015, the Company has an aggregate of $30 million available for future common stock repurchases under the fiscal 2015 authorization and the fiscal 2016 authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
2.1

Share Purchase Agreement by and among SurModics, Inc. and the shareholders of Creagh Medical Ltd. named therein dated as of November 20, 2015 (excluding certain schedules and exhibits, which SurModics, Inc. agrees to furnish to the Securities and Exchange Commission upon request) – incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 27, 2015, SEC File No. 0-23837.

2.2

Put and Call Option Agreement by and among SurModics, Inc. and the shareholders of Creagh Medical Ltd. named therein dated as of November 20, 2015 (excluding schedules and exhibits, which SurModics, Inc. agrees to furnish to the Securities and Exchange Commission upon request) – incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on November 27, 2015, SEC File No. 0-23837.

2.3

Stock Purchase Agreement by and among SurModics, Inc., the shareholders of NorMedix, Inc. and Gregg Sutton, as Seller’s Agent dated as of January 8, 2016 (excluding schedules and exhibits, which SurModics, Inc. agrees to furnish to the Securities and Exchange Commission upon request) – incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 13, 2016, SEC File No. 0-23837.

3.2	Restated Bylaws of SurModics, Inc., as amended December 18, 2015 – incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 23, 2015.

10.1

Second Amendment to Credit Agreement dated November 20, 2015 by and between SurModics, Inc. and Wells Fargo Bank, National Association – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 27, 2015, SEC File No. 0-23837.

10.2*	Third Amendment to Credit Agreement dated December 22, 2015 by and between SurModics, Inc. and Wells Fargo Bank, National Association .

10.18*	The Company’s Board Compensation Policy (as amended and restated April 28, 2015).

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the Quarterly Report on Form 10-Q for SurModics, Inc. for the quarterly period ended December 31, 2015, filed on January X, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 5, 2016	SurModics, Inc.

	By:	/s/ Andrew D.C. LaFrence
Andrew D.C. LaFrence
Vice President of Finance and
Chief Financial Officer
(duly authorized signatory and principal financial officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2015

SURMODICS, INC.

Exhibit	Description
2.1

Share Purchase Agreement by and among SurModics, Inc. and the shareholders of Creagh Medical Ltd. named therein dated as of November 20, 2015 (excluding certain schedules and exhibits, which SurModics, Inc. agrees to furnish to the Securities and Exchange Commission upon request) – incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 27, 2015, SEC File No. 0-23837.

2.2

Put and Call Option Agreement by and among SurModics, Inc. and the shareholders of Creagh Medical Ltd. named therein dated as of November 20, 2015 (excluding schedules and exhibits, which SurModics, Inc. agrees to furnish to the Securities and Exchange Commission upon request) – incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on November 27, 2015, SEC File No. 0-23837.

2.3

Stock Purchase Agreement by and among SurModics, Inc., the shareholders of NorMedix, Inc. and Gregg Sutton, as Seller’s Agent dated as of January 8, 2016 (excluding schedules and exhibits, which SurModics, Inc. agrees to furnish to the Securities and Exchange Commission upon request) – incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 13, 2016, SEC File No. 0-23837.

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

10.1

Second Amendment to Credit Agreement dated November 20, 2015 by and between SurModics, Inc. and Wells Fargo Bank, National Association – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 27, 2015, SEC File No. 0-23837.

10.2*	Third Amendment to Credit Agreement dated December 22, 2015 by and between SurModics, Inc. and Wells Fargo Bank, National Association.

10.18*	The Company’s Board Compensation Policy (as amended and restated April 28, 2015).

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith