Form 10-K/A
period 2015-09-30
SURMODICS INC
filed 2016-05-10
CIK 924717

Be

UNITED STATES

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2016 Annual Meeting of Shareholders are incorporated by reference into Part III.

Explanatory Note

SurModics, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its annual report on Form 10-K for the fiscal year ended September 30, 2015, which was originally filed on December 4, 2015 (the “Original Filing”), to amend and revise Item 9A of Part II, “Controls and Procedures,” with respect to (1) our conclusions regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and (2) Deloitte & Touche LLP’s (“Deloitte”) related attestation report due to a material weakness in our internal control over financial reporting identified subsequent to the issuance of our Original Filing.  Item 15 of Part IV, “Exhibits and Financial Statement Schedules”, has also been amended to revise the reference to Deloitte’s opinion on our Internal Control Over Financial Reporting in its Report of Independent Registered Public Accounting Firm on our consolidated financial statements and financial statement schedule as of and for the three years in the period ended September 30, 2015.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are also being filed as exhibits to this Amendment. This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

1.	Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this report. Previously, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015. However, due to the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2015.

2.	Internal Control over Financial Reporting.
(a)	Management’s Annual Report on Internal Control Over Financial Reporting (Revised)

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f).  In connection with the Original Filing, management conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation, management concluded internal control over financial reporting was effective as of September 30, 2015.

In April 2016, the Company became aware of royalty overpayments made by customers pursuant to license agreements for products incorporating certain of the Company’s technologies no longer covered by an unexpired patent.  The Company did not identify that certain amounts reported by the customers were not in accordance with the terms of the license agreement and should have been deferred or refunded to the customers, resulting in an overstatement of revenue.  As a result of the identification of the overstatement of royalty revenue, management reevaluated the design and operating effectiveness of internal control over financial reporting and concluded that its internal control over financial reporting as of September 30, 2015 was not effective due to a material weakness in the design and operating effectiveness of its transactional and review controls related to recognition of royalty revenue.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because the deficiencies related to the Company’s controls over recognition of royalty revenue could result in a misstatement of royalty revenue and related accounts and disclosures that could be material to the annual or interim consolidated financial statements, such deficiencies represent a material weakness in our internal control over financial reporting.  Accordingly, management has revised its report on internal control over financial reporting.

Management analyzed the impact of the overstatement of royalty revenue resulting from the identified material weakness and concluded that it did not have a material impact on our previously issued consolidated financial statements. Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the consolidated financial statements and other financial information included in the Original Filing, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K/A, has issued the attestation report below regarding the Company’s internal control over financial reporting.

(b) Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SurModics, Inc.

Eden Prairie, Minnesota

We have audited the internal control over financial reporting of SurModics, Inc. and subsidiaries (the "Company") as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Revised). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our report dated December 4, 2015, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.  As described in the following paragraph, a material weakness was subsequently identified as a result of deficiency in the design and operation of the Company’s controls related to recognition of royalty revenue. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management's assessment: a material weakness in the design and operating effectiveness of its transactional and review controls related to recognition of royalty revenue.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended September 30, 2015, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

/s/  DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

December 4, 2015 (May 10, 2016 as to the effects of the material weakness described in Management’s Annual Report on Internal Control Over Financial Reporting (Revised))

c. Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Plan for Remediation of Material Weakness

With oversight from the Audit Committee, the Company’s management is in the process of developing and implementing remediation plans to address the material weakness described above.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The documents filed as part of this report on the pages indicated:
1.	Financial Statements

The following statements are included in this report on the pages indicated:

2.

Financial Statement Schedule.  See Schedule II — “Valuation and Qualifying Accounts” in this section of this Form 10-K. All other schedules are omitted because they are inapplicable, not required, or the information is in the consolidated financial statements or related notes.

3.	Listing of Exhibits. The following exhibits which are filed with this report:
23	Consent of Deloitte & Touche LLP.**

24	Power of Attorney (included on signature page of this Form 10-K).**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURMODICS, INC.

By:	/s/ Andrew D. C. LaFrence
Andrew D. C. LaFrence
Vice President of Finance and Chief Financial Officer

Dated: May 10, 2016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended September 30, 2015

SURMODICS, INC.

Exhibit

23*	Consent of Deloitte & Touche LLP.

24*	Power of Attorney (included on signature page of this Form 10-K).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 4, 2015, May 10, 2016 as to the effects of the material weakness described in Management’s Annual Report on Internal Control Over Financial Reporting (Revised), which expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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