Form 10-Q/A
period 2015-12-31
SURMODICS INC
filed 2016-05-10
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) amends our original Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 (the “Original Filing”). The purpose of this Amended Filing is to revise Part I, Item 4 to reflect management’s conclusion that our disclosure controls and procedures were not effective at December 31, 2015 due to a material weakness in our internal control over financial reporting identified subsequent to the issuance of our Original Filing. Other than the inclusion with this Amended Filing of new certifications required by management (and related amendment to the Exhibit Index to reflect the addition of such certifications), this Amended Filing speaks only as of the date of the Original Filing and does not modify or update any other disclosures contained in our Original Filing. This Amended Filing should be read in conjunction with the Original Filing and reports filed with the U.S. Securities and Exchange Commission subsequent to the Original Filing.

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015. At the time that the Original Filing was filed on February 5, 2016, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were not effective as of December 31, 2015.

Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015, as the material weakness described below was deemed to exist as of December 31, 2015.

Material Weakness in Internal Control over Financial Reporting

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

Management analyzed the impact of the overstatement of royalty revenue resulting from the identified material weakness and concluded that it did not have a material impact on our previously issued annual or interim consolidated financial statements. Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the interim consolidated financial statements and other financial information included in the Original Filing, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Plan for Remediation of Material Weakness

With oversight from the Audit Committee, the Company’s management is in the process of developing and implementing remediation plans to address the material weakness described above.

Item 6. Exhibits

Exhibit	Description

3.2

Restated Bylaws of SurModics, Inc., as amended December 18, 2015 – incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 23, 2015, SEC File No. 0-23837.

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

May 10, 2016	SurModics, Inc.

	By:	/s/ Andrew D.C. LaFrence
Andrew D.C. LaFrence
Vice President of Finance and
Chief Financial Officer
(duly authorized signatory and principal financial officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q/A

For the Quarter Ended December 31, 2015

SURMODICS, INC.

Exhibit	Description

3.2

Restated Bylaws of SurModics, Inc., as amended December 18, 2015 – incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 23, 2015, SEC File No. 0-23837.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

5