Form 10-Q
period 2016-03-31
SURMODICS INC
filed 2016-05-10
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of April 29, 2016 was 13,014,939.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34

SIGNATURES

EX-10.3
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SurModics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2016	2015
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$38,989	$55,588
Restricted cash	822	—
Accounts receivable, net of allowance for doubtful accounts of $34 and $10 as of March 31, 2016 and September 30, 2015, respectively	6,932	7,478
Inventories	3,335	2,979
Deferred tax assets	—	546
Prepaids and other	1,643	1,198
Total Current Assets	51,721	67,789
Property and equipment, net	13,881	12,968
Deferred tax assets	5,190	6,704
Intangible assets, net	24,059	2,760
Goodwill	26,965	8,010
Other assets, net	669	479
Total Assets	$122,485	$98,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,085	$781
Accrued liabilities:
Compensation	1,785	2,772
Due to customers	1,471	63
Accrued other	1,431	731
Business combination consideration payable	822	305
Contingent consideration	400	—
Deferred revenue	315	48
Total Current Liabilities	8,309	4,700
Contingent consideration	13,246	—
Deferred revenue, less current portion	199	217
Other long-term liabilities	1,900	1,920
Total Liabilities	23,654	6,837
Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 13,012,656 and 12,945,157 shares issued and outstanding, respectively	651	647
Additional paid-in capital	4,950	3,060
Accumulated other comprehensive income	1,731	5
Retained earnings	91,499	88,161
Total Stockholders’ Equity	98,831	91,873
Total Liabilities and Stockholders’ Equity	$122,485	$98,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Revenue:
Royalties and license fees	$6,697	$7,383	$14,651	$14,658
Product sales	8,173	5,651	15,354	11,498
Research, development and other	1,829	1,381	3,235	2,464
Total revenue	16,699	14,415	33,240	28,620
Operating costs and expenses:
Product costs	2,926	1,955	5,292	3,857
Research and development	4,868	4,403	8,502	7,979
Selling, general and administrative	4,853	3,974	8,501	7,515
Acquisition transaction, integration and other costs	640	—	3,131	—
Acquisition related intangible asset amortization	780	151	1,134	303
Contingent consideration accretion expense	392	—	501	—
Total operating costs and expenses	14,459	10,483	27,061	19,654
Operating income	2,240	3,932	6,179	8,966
Other (loss) income:
Investment income, net	16	56	17	113
Foreign exchange loss	(434)	—	(569)	—
Other income, net	361	543	361	536
Other (loss) income, net	(57)	599	(191)	649
Income before income taxes	2,183	4,531	5,988	9,615
Income tax provision	(1,358)	(1,480)	(2,650)	(2,950)
Net income	$825	$3,051	$3,338	$6,665

Basic net income per share	$0.06	$0.24	$0.26	$0.51
Diluted net income per share	$0.06	$0.23	$0.25	$0.50
Weighted average number of shares outstanding:
Basic	12,969	12,944	12,956	13,092
Diluted	13,190	13,207	13,187	13,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
(In thousands)	(Unaudited)		(Unaudited)
Net income	$825	$3,051	$3,338	$6,665
Other comprehensive income (loss), net of tax:
Unrealized holding losses on available-for-sale securities arising during the period	—	(70)	(2)	(1,156)
Reclassification adjustment for realized gains included in net income	—	(346)	—	(342)
Foreign currency translation adjustments	1,320	—	1,728	—
Other comprehensive income (loss)	1,320	(416)	1,726	(1,498)
Comprehensive income	$2,145	$2,635	$5,064	$5,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	March 31,
	2016	2015
(in thousands)	(Unaudited)
Operating Activities:
Net income	$3,338	$6,665
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	2,297	1,389
Stock-based compensation	1,899	1,211
Contingent consideration accretion and unrealized foreign exchange loss	1,065	—
Deferred taxes	2,060	795
Gain on sales of available-for-sale securities and strategic investment	(361)	(515)
Excess tax benefit from stock-based compensation plans	(136)	(442)
Other	(18)	(40)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	874	(176)
Inventories	(97)	(378)
Prepaids and other	9	(245)
Accounts payable and accrued liabilities	439	(609)
Income taxes	(1,925)	(825)
Net cash provided by operating activities from continuing operations	9,444	6,830
Investing Activities:
Purchases of property and equipment	(983)	(163)
Cash proceeds from sales of property and equipment	15	42
Payments for acquisitions, net of cash acquired	(25,149)	—
Purchases of available-for-sale securities	—	(3,385)
Sales and maturities of available-for-sale securities	—	3,176
Cash received from sale of strategic investment	361	—
Cash transferred to discontinued operations	—	(45)
Net cash used in investing activities from continuing operations	(25,756)	(375)
Financing Activities:
Excess tax benefit from stock-based compensation plans	136	442
Issuance of common stock	225	348
Repurchase of common stock	—	(20,000)
Purchase of common stock to pay employee taxes	(366)	(741)
Payment of contingent consideration	(305)	—
Net cash used in financing activities from continuing operations	(310)	(19,951)
Net cash used in continuing operations	(16,622)	(13,496)
Discontinued Operations:
Net cash used in operating activities	—	(45)
Net cash provided by financing activities	—	45
Net cash provided by discontinued operations	—	—
Effect of exchange rate changes on cash	23	—
Net change in cash and cash equivalents	(16,599)	(13,496)
Cash and Cash Equivalents:
Beginning of period	55,588	43,511
End of period	$38,989	$30,015
Supplemental Information:
Cash paid for income taxes	$2,486	$2,981
Noncash transactions from investing and financing activities:
Acquisition of property and equipment on account	$99	$155
Contingent consideration and debt assumed in acquisitions	$13,374	$—
Issuance of performance shares, restricted and deferred stock units	$1,327	$2,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SurModics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended March 31, 2016

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, needed to fairly present the financial results of SurModics, Inc. and subsidiaries (“SurModics” or the “Company”) for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire 2016 fiscal year.

In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited consolidated financial statements of the Company. These unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements for the fiscal year ended September 30, 2015, and footnotes thereto included in the Company’s Form 10-K as filed with the SEC on December 4, 2015, and as amended on May 10, 2016.

During the quarter ended March 31, 2016, the Company recorded an out-of-period adjustment of $1.1 million to correct a cumulative overstatement of royalty revenue, or which $1.0 million related to years prior to fiscal 2016. The overstatement was evaluated and concluded to not be material to fiscal 2016, the three and six months ended March 31, 2016, or any prior periods.

2. New Accounting Pronouncements

Accounting Standards to be Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  Principles of this guidance require entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting standard will be effective for the Company beginning in the first quarter of fiscal year 2019 (October 1, 2018) using one of two prescribed retrospective methods. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s results of operations, cash flows and financial position.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (ASC Topic 842).  The new guidance primarily affects lessee accounting, while accounting by lessors will not be significantly impacted by the update.  The update maintains two classifications of leases: finance leases, which replace capital leases, and operating leases. Lessees will need to recognize a right-of-use asset and a lease liability on the statement of financial position for those leases previously classified as operating leases under the old guidance. The liability will be equal to the present value of lease payments.  The asset will be based on the liability, subject to adjustment, such as for direct costs. The accounting standard will be effective for the Company beginning the first quarter of fiscal year 2020 (October 1, 2019) using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s results of operations, cash flows and financial position.

In March 2016, the FASB issued ASU No 2016-09, “Compensation – Stock Compensation (ASC Topic 718): Improvements to Employee Share-Based Payment Accounting”. The accounting standard intends to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The accounting standard will be effective for the Company beginning in the first quarter of fiscal 2018 (October 1, 2017), and early adoption is permitted. We currently are evaluating the impact that the adoption of this standard will have on the Company’s results of operations, cash flows and financial position.

Accounting Standards Adopted

In September 2015, the FASB issued ASU 2015-16, Business Combinations (ASC Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amounts as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The accounting standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted.  The Company adopted this accounting standard in the first quarter of fiscal 2016 without any material impact on the Company’s financial position or financial results.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. This accounting standard is effective for the Company beginning in its first quarter of fiscal year 2018 and early implementation is permitted using either the prospectively or retroactive adoption method. The Company prospectively adopted this accounting standard in the first quarter of fiscal 2016.

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

Creagh Medical Ltd.

On November 20, 2015, the Company acquired 100% of the outstanding common shares and voting shares of Creagh Medical Ltd. (“Creagh Medical”) located in Ballinasloe, Ireland. The results of Creagh Medical’s operations have been included in the Company’s condensed consolidated financial statements as of the Creagh Medical acquisition date. The acquisition was financed with cash on hand. The Company acquired Creagh Medical for up to €30 million (approximately $32 million as of the acquisition date), including an upfront payment of €18 million (approximately $19.3 million as of the acquisition date), and up to €12 million (approximately $12.8 million as of the acquisition date) based on achievement of revenue and value-creating operational milestones through September 30, 2018. The payment of the milestones if met will occur in the quarter ending December 31, 2018. As of March 31, 2016, the Company had paid $18.4 million in cash for this acquisition, in addition to $0.8 million to an escrow account to fund the repurchase of certain Creagh Medical debt classified securities during fiscal 2016. As these securities have not been legally defeased by the establishment of the escrow fund, the Company has recorded a corresponding restricted cash and business combination consideration payable.  It is expected that these securities will be repaid in the third quarter of fiscal 2016. The Company also assumed $0.8 million of debt that was repaid in the second quarter of fiscal 2016. Total transaction, integration and other costs associated with the Creagh Medical acquisition aggregated $2.4 million and $2.6 million for the three and six months ended March 31, 2016, respectively. Creagh Medical is included in the Company’s Medical Device reporting segment.

Creagh Medical designs and manufactures high-quality percutaneous transluminal angioplasty (“PTA”) balloon catheters. Since 2006, Creagh Medical has grown its technical and product capability with PTA products approved throughout the world, including Europe, the United States, and Japan. With these resources, the Company is uniquely positioned to offer a total solutions approach from product design and development, through in-house extrusion, balloon forming, top-assembly, packaging and regulatory capabilities to approved products for exclusive distribution. The acquisition is a major step forward in the Company’s strategy to transform its Medical Device segment from being a provider of coatings technologies to offering whole-product solutions to medical device customers in the large and growing global interventional vascular market.

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

The Creagh Medical goodwill is a result of acquiring and retaining the Creagh Medical existing workforce and expected synergies from integrating their business into SurModics. The goodwill will not be deductible for tax purposes. Purchase accounting is considered preliminary, subject to revision, mainly with respect to working capital, income taxes and goodwill, as final information was not available as of March 31, 2016.

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

NorMedix, Inc.

On January 8, 2016, the Company acquired 100% of the shares of NorMedix, Inc. (“NorMedix”), a privately owned design and development company focused on ultra thin-walled, minimally invasive catheter technologies based in Plymouth, Minnesota. The acquisition was financed with cash on hand. The Company acquired NorMedix for $14.0 million, including an upfront payment of $7.0 million, and up to $7.0 million based on achievement of revenue and value-creating operational milestones through September 30, 2019. Contingent consideration associated with the NorMedix transaction is payable as earned. This acquisition strengthens the Company’s vascular device expertise and Research and Development (“R&D) capabilities. This acquisition positions the Company to make significant progress on its strategy to offer whole-product solutions to medical device customers, while continuing its commitment to consistently deliver innovation in coating technologies and in vitro diagnostics. Total transaction, integration and other costs associated with the NorMedix acquisition aggregated $0.3 million for both the three and six months ended March 31, 2016. NorMedix is included in the Company’s Medical Device reporting segment.

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

The following table summarizes the allocation of the preliminary purchase price to the fair values assigned to the assets acquired and the liabilities assumed at the date of the NorMedix acquisition:

	Fair Value (Dollars in thousands)	Estimated Useful Life (In years)
Net current assets	$98	N/A
Property and equipment	76	N/A
Developed technology	6,850	10.0-14.0
Customer relationships	900	4.0
Deferred tax asset	746	N/A
Other noncurrent asset	12	N/A
Deferred tax liabilities	(2,474)	N/A
Net assets acquired	6,208
Goodwill	4,515	N/A
Total purchase price, net of cash acquired	$10,723

The NorMedix goodwill is a result of acquiring and retaining the NorMedix existing workforce and expected synergies from integrating their business into SurModics. The goodwill will not be deductible for tax purposes. Purchase accounting is considered preliminary, subject to revision, mainly with respect to working capital, income taxes and goodwill, as final information was not available as of March 31, 2016.

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

Pro Forma Results

The following unaudited pro forma financial information presents the combined results of operation of the Company as if the acquisitions of Creagh Medical and NorMedix had occurred as of October 1, 2014.  The Company has realized $1.6 million of revenue and a loss of $1.1 million from the Creagh Medical and NorMedix operations since their acquisitions.

The fiscal 2016 six month pro forma financial information includes adjustments for additional amortization expense on identifiable intangible assets of $0.4 million and contingent consideration accretion expense of $0.3 million, eliminating non-recurring transactional professional fees of $2.9 million, and tax effect impact of $0.3 million.

As NorMedix was acquired on January 8, 2016, substantially all of the activity of NorMedix and all activity of Creagh Medical is included in the quarter ended March 31, 2016 condensed consolidated financial statements, therefore, pro forma activity for the second quarter of fiscal 2016 has not been presented.

The fiscal 2015 three and six month pro forma financial information includes adjustments for additional amortization expense on identifiable intangible assets of $0.6 million and $1.3 million, contingent consideration accretion expense of $0.4 million and $0.8 million and tax effect impact of $0.2 million and $0.3 million, respectively.

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

	Three Months Ended	Six Months Ended
	March 31,	March 31,
	2015	2016	2015
(In thousands, except per share data)	(Unaudited)	(Unaudited)
Revenue	$15,267	$34,289	$30,063
Net income	$1,734	$2,854	$3,997

Per share amounts:
Basic net income per share	$0.13	$0.22	$0.31
Diluted net income per share	$0.13	$0.22	$0.30

4. Fair Value Measurements

The accounting guidance on fair value measurements defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The guidance is applicable for all financial assets and financial liabilities and for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Fair value is defined as the exchange price that would be received from selling an asset or paid to transfer a liability (an exit price) at the measurement date under current market conditions. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

Fair Value Hierarchy

Accounting guidance on fair value measurements requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1 — Quoted (unadjusted) prices in active markets for identical assets or liabilities.

The Company did not have any Level 1 assets as of March 31, 2016 or September 30, 2015.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company’s Level 2 assets as of March 31, 2016 consisted of money market funds and commercial paper instruments. Fair market values for these assets are based on quoted vendor prices and broker pricing where all significant inputs are observable. To ensure the accuracy of quoted vendor prices and broker pricing, the Company performs regular reviews of investment returns to industry benchmarks and sample tests of individual securities to validate quoted vendor prices with other available market data.

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

Included in Level 3 liabilities at March 31, 2016 is $13.6 million of current and noncurrent contingent consideration liabilities related to achievement of revenue and value-creating milestones associated with the Creagh Medical and NorMedix acquisitions. There were no Level 3 instruments as of September 30, 2015.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2015
Assets:
Cash equivalents	$—	$31,624	$—	$31,624
Total assets	$—	$31,624	$—	$31,624

Liabilities:
Contingent consideration - current and noncurrent	$—	$—	$(13,646)	$(13,646)
Total liabilities	$—	$—	$(13,646)	$(13,646)

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 30, 2015
Assets:
Cash equivalents	$—	$53,591	$—	$53,591
Total assets	$—	$53,591	$—	$53,591

Included in Level 3 fair value measurements as of March 31, 2016 was a $13.6 million current and noncurrent contingent consideration liability related to achievement of revenue and value-creating milestones associated with the Creagh Medical and NorMedix acquisitions. The following table summarizes the changes in the current and noncurrent contingent consideration liability for the three and six month periods ended March 31, 2016:

(Dollars in thousands)
Current and noncurrent contingent consideration liability at September 30, 2015	$—
Additions	9,064
Fair value adjustments	—
Settlements	—
Interest accretion	109
Foreign currency translation	135
Current and noncurrent contingent consideration liability at December 31, 2015	9,308
Additions	3,517
Fair value adjustments	—
Settlements	—
Interest accretion	392
Foreign currency translation	429
Current and noncurrent contingent consideration liability at March 31, 2016	$13,646

Valuation Techniques

The valuation techniques used to measure the fair value of assets are as follows:

Cash equivalents — These assets are classified as Level 2 and are carried at historical cost, which is a reasonable estimate of fair value because of the relatively short time between origination of the instrument and its expected realization.

Contingent consideration — The contingent consideration liabilities were determined based on discounted cash flow analyses that included revenue estimates, probability of strategic milestone achievement and a discount rate, which are considered significant unobservable inputs as of the acquisition date and March 31, 2016. For the revenue based milestones, the Company discounted forecasted revenue by 13.9% to 22.8%, which represents the Company’s weighted average cost of capital for each transaction, adjusted for the short-term nature of the cash flows. The resulting present value of revenue was used as an input into an option pricing approach, which also considered the Company’s risk of non-payment of the revenue-based milestones.  Non-revenue milestones are assumed to have a 65% to 95% probability of achievement and related payments were discounted using the Company’s estimated cost of debt, or 5.9% to 7.0%.  To the extent that these assumptions were to change, the fair value of the contingent consideration liabilities could change significantly. Included in the condensed consolidated statement of income for the second quarter and first six months ended March 31, 2016 is $0.4 million and $0.5 million, respectively, of expense related to the accretion of the contingent consideration. The €12 million contingent consideration related to the Creagh Medical acquisition is denominated in Euros and is not hedged.  The Company recorded a $0.4 million and $0.6 million foreign currency exchange loss in the second quarter and first six months of fiscal 2016, respectively, related to this contingent consideration.

5. Investments

During the year ended September 30, 2015, the Company liquidated its investment portfolio and was invested solely in cash equivalents. Investments made during 2015 consisted principally of U.S. government and government agency obligations, mortgage-backed securities and corporate and municipal debt securities and were classified as available-for-sale at March 31, 2015. Available-for-sale securities were reported at fair value with unrealized gains and losses, net of tax, excluded from the condensed consolidated statements of income and reported in the condensed consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the condensed consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income. This adjustment results in a new cost basis for the investment.  Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in other income. Realized gains and losses from the sales of debt securities, which are included in other income, are determined using the specific identification method.

During the year ended September 30, 2015, the Company liquidated its investment portfolio to support corporate initiatives, as a result the ending balance of available-for-sale investments as of March 31, 2016 was zero.

The following table summarizes sales of available-for-sale debt securities:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2016	2015	2016	2015
Proceeds from sales	$—	$1,678	$—	$2,651
Gross realized gains	$—	$—	$—	$—
Gross realized losses	$—	$(1)	$—	$(8)

6. Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead, with cost of product sales determined on a first-in, first-out basis. Inventories consisted of the following components:

	March 31,	September 30,
(Dollars in thousands)	2016	2015
Raw materials	$1,539	$1,264
Finished products	1,796	1,715
Total	$3,335	$2,979

7. Other Assets

Other assets consist principally of the following:

	March 31,	September 30,
(Dollars in thousands)	2016	2015
ViaCyte, Inc.	$479	$479
Other noncurrent assets	190	—
Other assets, net	$669	$479

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

8. Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer relationships, licenses and trademarks. During the three months ended March 31, 2016, the Company acquired 100% of the shares of NorMedix. In addition, during the three months ended December 31, 2015, the Company acquired 100% of the shares of Creagh Medical. The Company acquired and recorded amounts for certain intangible assets in both the Creagh Medical and NorMedix transactions. The Company recorded amortization expense of $0.8 million and $0.2 million for the second quarter ended March 31, 2016 and 2015, respectively. For the six months ended March 31, 2016 and 2015, the Company recorded amortization expense of $1.2 million and $0.4 million, respectively.

Intangible assets consisted of the following:

	March 31, 2016
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	7.8	$17,830	$(5,271)	$12,559
Core technology	8.0	530	(530)	—
Developed technology	11.8	8,746	(219)	8,527
Non-compete	5.0	230	(35)	195
Patents and other	16.5	2,321	(1,202)	1,119
Subtotal		29,657	(7,257)	22,400
Unamortized intangible assets:
In-process research and development		999	—	999
Trademarks and trade names		660	—	660
Total		$31,316	$(7,257)	$24,059

	September 30, 2015
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$5,132	$(4,363)	$769
Core technology	8.0	530	(530)	—
Non-compete	5.0	230	(12)	218
Patents and other	16.8	2,321	(1,128)	1,193
Subtotal		8,213	(6,033)	2,180
Unamortized intangible assets:
Trademarks		580	—	580
Total		$8,793	$(6,033)	$2,760

Based on the intangible assets in service as of March 31, 2016 and the projected completion of in-process research and development assets in fiscal 2017, estimated amortization expense for the remainder of fiscal 2016 and each of the next five fiscal years is as follows:

(Dollars in thousands)
Remainder of 2016	$1,669
2017	3,018
2018	2,607
2019	2,561
2020	2,397
2021	2,284

Future amortization amounts presented above are estimates.  Actual future amortization expense may be different, as a result of completion of the purchase price allocations for Creagh Medical and NorMedix, future acquisitions, impairments, completion of in-process research and development (“IPR&D”) intangible assets, foreign currency fluctuations, changes in amortization periods, or other factors.

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

Goodwill at March 31, 2016 and September 30, 2015 totaled $27.0 million and $8.0 million, respectively. The $8.0 million of goodwill at September 30, 2015 is related to the In Vitro Diagnostics reporting unit and represents the gross value from the acquisition of BioFX Laboratories, Inc. (“BioFX”) in 2007.  The goodwill was not impaired based on the outcome of the fiscal 2015 annual impairment test, and there have been no events or circumstances that have occurred in the first six months of fiscal 2016 to indicate that the goodwill has been impaired.

In the first quarter of fiscal 2016, the Company purchased Creagh Medical. The purchase price of Creagh Medical exceeded the net acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $13.6 million.  The final valuation of assets acquired and liabilities assumed is expected to be completed as soon as possible, but no later than one year from the acquisition date.

In the second quarter of fiscal 2016, the Company purchased NorMedix. The purchase price of NorMedix exceeded the net acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $4.5 million.  The final valuation of assets acquired and liabilities assumed is expected to be completed as soon as possible, but no later than one year from the acquisition date.

The change in the carrying amount of goodwill by segment for the six months ended March 31, 2016 was as follows:

(Dollars in thousands)	In Vitro Diagnostics	Medical Device	Total
Balance as of September 30, 2015	$8,010	$—	$8,010
Additions (See Note 3)	—	18,124	18,124
Translation adjustment	—	831	831
Balance as of March 31, 2016	$8,010	$18,955	$26,965

10. Stock-based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock awards, performance share awards, restricted stock units and deferred stock units. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period.

The Company’s stock-based compensation expenses were allocated to the following expense categories:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2016	2015	2016	2015
Product costs	$1	$5	$8	$13
Research and development	60	54	119	114
Selling, general and administrative	1,154	627	1,772	1,084
Total	$1,215	$686	$1,899	$1,211

As of March 31, 2016, approximately $4.5 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.4 years. The unrecognized compensation costs above include $1.8 million, remaining to be expensed over the life of the awards, based on payout levels associated with performance share awards that are currently anticipated to be fully expensed because the performance conditions are expected to exceed minimum threshold levels.

Stock Option Awards

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair values of stock options granted during the three months ended March 31, 2016 and 2015 were $6.52 and $8.72, respectively. The weighted average per share fair values of stock options granted during the six months ended March 31, 2016 and 2015 were $6.85 and $7.23, respectively.  The assumptions used as inputs in the model were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Risk-free interest rates	1.1%	1.4%	1.9%	1.4%
Expected life (years)	4.7	4.5	4.6	4.5
Expected volatility	37.8%	43.2%	36.8%	43.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%

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

The total pre-tax intrinsic value of options exercised during the three and six months ended March 31, 2016 was less than $0.1 million in each of the respective periods.  The total pre-tax intrinsic value of options exercised during the three and six months ended March 31, 2015 was $1.2 million and $1.4 million, respectively. The intrinsic value represents the difference between the average exercise price and the fair market value of the Company’s common stock on the last day of the periods.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance, these shares are considered to be non-vested shares. The Restricted Stock is released to the key employees if they are employed by the Company at the end of the vesting period. Compensation expense has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. The stock-based compensation expense table includes Restricted Stock expenses recognized related to these awards, which totaled less than $0.1 million in each of the three months ended March 31, 2016 and 2015, respectively. The stock-based compensation expense table includes Restricted Stock expenses recognized related to these awards, which totaled $0.2 million and $0.1 million in each of the six months ended March 31, 2016 and 2015, respectively.

Performance Share Awards

The Company has entered into performance share agreements with certain key employees and executives, covering the issuance of common stock (“Performance Shares”). Performance Shares vest upon the achievement of all or a portion of certain performance objectives (which may include financial or project objectives), which must be achieved during the performance period. The Organization and Compensation Committee of the Board of Directors (the “Committee”) approves the performance objectives used for our executive compensation programs, which objectives were cumulative earnings per share and cumulative revenue for the three-year performance periods for fiscal 2014 (2014 – 2016)  and are cumulative revenue and cumulative earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for fiscal year 2015 (2015 – 2017) and fiscal 2016 (2016 – 2018). Assuming that the minimum performance level is attained, the number of shares that may actually vest will vary based on performance from 20% (minimum) to 200% (maximum) of the target number of shares. Shares will be issued to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The fiscal 2013 awards were finalized in the three months ended December 31, 2015 and resulted in the issuance of 42,458 shares (maximum was 85,506 shares) based on the performance objectives and actual results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date. Compensation expense was recognized in each period based on management’s best estimate of the achievement level of actual and forecasted results, as appropriate, compared with the specified performance objectives for Performance Shares. For the three and six months ended March 31, 2016, the Company recognized expense of $0.7 million and $1.0 million, respectively. For the three and six months ended March 31, 2015, the Company recognized expense of $0.2 million and $0.3 million, respectively. The stock-based compensation expense table includes the Performance Shares expense.

The fair values of the Performance Shares, at target, were $1.3 million, $0.9 million and $0.9 million in each fiscal year for grants awarded in fiscal 2016, 2015 and 2014, respectively.

The aggregate number of shares that could be awarded to our executives if the minimum, target and maximum performance goals are met, based on the fair value at the date of grant is as follows:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
Fiscal 2014 – 2016	7,861	39,303	78,606
Fiscal 2015 – 2017	8,440	42,199	84,398
Fiscal 2016 – 2018	13,268	66,338	132,676

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. All full-time and part-time employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the

Stock Purchase Plan. As of March 31, 2016 and September 30, 2015, there was $0.1 million of employee contributions included in accrued liabilities in the condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three and six months ended March 31, 2016 and 2015 totaled less than $0.1 million in each period. The stock-based compensation table includes the Stock Purchase Plan expenses.

Restricted Stock and Deferred Stock Units

In the six months ended March 31, 2016, the Company awarded 18,877 restricted stock units (“RSUs”). The Company has awarded a total of 23,736 RSUs in fiscal 2015 and 2014 under the 2009 Equity Incentive Plan to non-employee directors with forfeiture of 3,068 RSUs in fiscal 2015. RSU awards are not considered issued or outstanding common stock of the Company until they vest. The estimated fair value of the RSU awards was calculated based on the closing market price of SurModics’ common stock on the date of grant. Compensation expense has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. The stock-based compensation table includes RSU expenses recognized related to these awards, which totaled less than $0.1 million for the three months and six months ended March 31, 2016, respectively, and less than $0.1 million and $0.1 million during the three months and six months ended March 31, 2015.

Directors can also elect to receive their annual fees for services to the Board in deferred stock units (“DSUs”). Certain directors elected this option beginning on January 1, 2013 with deferral elections made annually, which has resulted in 2,670 and 4,512 units issued with a total fair value of $49,000 and less than $0.1 million in the three months and six months ended March 31, 2016, respectively, and 1,332 and 2,886 DSUs issued with a total value of less than $0.1 million and $0.1 million in the three months and six months ended March 31, 2015, respectively. These DSUs are fully vested. Stock-based compensation expense related to DSU awards totaled $0.1 million and $0.1 million during the second quarter and six months ended March 31, 2016, respectively and less than $0.1 million and $0.1 million during the three months and six months ended March 31, 2015, respectively.

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

On November 5, 2014, the credit facility was amended and modified to increase the size of stock repurchases that may be effected by the Company up to $30.0 million without the consent of the lender.  During the year ended September 30, 2015, the Company repurchased $20.0 million of common stock.  On November 20, 2015, the credit facility was further amended and modified to replenish the size of stock repurchases that may be effected by the Company to up to $30.0 million without the consent of the lender. On March 4, 2016 the credit facility was further amended to consider the Company’s foreign subsidiaries in the credit agreement.

In connection with the credit facility, the Company is required to maintain financial covenants related to a maximum leverage ratio and a minimum EBITDA amount and to comply with nonfinancial covenants. As of March 31, 2016, the Company has no debt outstanding and was in compliance with all financial covenants.

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

The following table sets forth the denominator for the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2016	2015	2016	2015
Net income available to common shareholders	$825	$3,051	$3,338	$6,665
Basic weighted average shares outstanding	12,969	12,944	12,956	13,092
Dilutive effect of outstanding stock options, non-vested restricted stock, restricted stock units, deferred stock units and performance shares	221	263	231	273
Diluted weighted average shares outstanding	13,190	13,207	13,187	13,365

The calculation of weighted average diluted shares outstanding excludes outstanding stock options associated with the right to purchase 0.9 million and 0.3 million shares of common stock for the three months ended March 31, 2016 and 2015, respectively, and 0.8 million and 0.5 million for the six months ended March 31, 2016 and March 31, 2015, respectively, as their inclusion would have had an antidilutive effect on diluted net income per share.

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

13. Income Taxes

The Company recorded income tax provisions of $1.4 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively, representing effective tax rates of 62.2% and 32.7%, respectively. The Company recorded income tax provisions of $2.7 million and $3.0 million for the six months ended March 31, 2016 and 2015, respectively, representing effective tax rates of 44.3% and 30.7%, respectively. The difference between the U.S. federal statutory tax rate of 35.0% and the Company’s effective tax rate for the three-months and six-months ended March 31, 2016 and 2015 reflects the impact of permanent tax items, discrete tax benefits and state income taxes. The primary permanent items and discrete tax benefits are described below.

The discrete tax items in the fiscal 2016 and fiscal 2015 six-month periods include a $0.2 million discrete tax benefit associated with the signing of legislation in December 2015 and December 2014, respectively, which reinstated previously expired federal research and development income tax credits.

The three and six-month periods ended March 31, 2016 include permanent tax differences of $2.3 million and $4.3 million, respectively, primarily associated with the Creagh Medical and NorMedix acquisition non-deductible transaction costs, contingent consideration accretion, foreign net operating losses without tax benefit as a result of valuation allowances, and foreign currency translation expenses.

The three and six-month period ended March 31, 2015 income tax provisions included the impact of a $0.5 million gain from the sale of the Company’s investment in Intersect ENT, Inc. with an offsetting reversal of a capital loss carryforward valuation allowance.

The total amount of unrecognized tax benefits, excluding interest and penalties that, if recognized, would affect the effective tax rate as of March 31, 2016 and September 30, 2015, respectively, are $1.1 million and $0.9 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months with the above balances classified on the condensed consolidated balance sheets in other long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax provision.

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

14. Amounts Reclassified Out of Accumulated Other Comprehensive Income

Amounts reclassified out of accumulated other comprehensive income (“AOCI”) was $0.3 million on a pre-tax basis for the three and six months ended March 31, 2015. There were no amounts reclassified out of AOCI for the three and six months ended March 31, 2016.  For the three months and six months ended March 31, 2015, the amounts reclassified out of AOCI were associated with unrealized gains or losses on available-for-sale securities that were realized on the sale of the securities and were presented in other income, net in the condensed consolidated statements of income.

15. Reportable Segment Information

The accounting standards for reporting information about operating segments define operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, who is the Company’s Chief Executive Officer, in deciding how to allocate resources and in assessing performance. For financial accounting and reporting purposes, the Company reports its results for the two reportable segments as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices; international cardiology and peripheral balloon design, development and manufacturing; as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device, with end markets that include coronary, peripheral, neuro-vascular and urology, among others, and (2) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications, with products that include protein stabilization reagents, substrates, antigens and surface coatings. During the first six months of fiscal 2016, the Company acquired Creagh Medical and NorMedix, which are included in the Medical Device segment.

The table below presents segment revenue, operating income and depreciation and amortization, as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2016	2015	2016	2015
Revenue:
Medical Device	$11,599	$10,562	$23,846	$21,198
In Vitro Diagnostics	5,100	3,853	9,394	7,422
Total revenue	$16,699	$14,415	$33,240	$28,620

Operating income:
Medical Device	$2,322	$4,696	$6,152	$10,212
In Vitro Diagnostics	1,982	931	3,625	2,028
Total segment operating income	4,304	5,627	9,777	12,240
Corporate	(2,064)	(1,695)	(3,598)	(3,274)
Total operating income	$2,240	$3,932	$6,179	$8,966

Depreciation and amortization:
Medical Device	$968	$295	$1,457	$565
In Vitro Diagnostics	204	216	426	430
Corporate	215	195	414	394
Total depreciation and amortization	$1,387	$706	$2,297	$1,389

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

InnoRx, Inc. In January 2005, the Company entered into a merger agreement whereby the Company acquired all of the assets of InnoRx, Inc. (“InnoRx”), an early stage company developing drug delivery devices and therapies for the ophthalmology market. The Company will be required to issue up to approximately 480,059 additional shares of its common stock to the stockholders of InnoRx upon the successful completion of the remaining development and commercial milestones involving InnoRx technology acquired in the transaction. The Company has not recorded any accrual for this contingency as of March 31, 2016 as the milestones have not been achieved and the probability of achievement is remote.

InnoCore Technologies BV. In March 2006, the Company entered into a license agreement whereby SurModics obtained an exclusive license to a drug delivery coating for licensed products within the vascular field which included peripheral, coronary and neurovascular biodurable stent products. The license requires an annual minimum payment of 200,000 euros (equivalent to $227,100 using a euro to US dollar exchange rate of 1.1355 to the Euro as of March 31, 2016) until the last patent expires which is currently estimated to be September 2027. The total minimum future payments associated with this license are approximately $2.7 million. The license is currently utilized by one of the Company’s drug delivery customers.

17. Subsequent Events

On April 29, 2016, a customer reported a $2.9 million, or $0.14 per share after-tax royalty was owed to the Company for the period from fiscal 2009 through fiscal 2016. This royalty revenue will be recognized in the third quarter of fiscal 2016, when collectability is reasonably assured and completion of the earnings process occurs, consistent with the Company’s revenue recognition policy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with both the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and our audited condensed consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations each included in our Annual Report on Form 10-K, and form 10-K/A as amended on May 9, 2016, for the fiscal year ended September 30, 2015. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statement entitled “Forward-Looking Statements” located at the end of this Item 2.

Overview

SurModics Medical Device segment is a global leader in surface modification technologies for intravascular medical devices.  SurModics In Vitro Diagnostics (“IVD”) segment is a leading provider of chemical reagents for in vitro diagnostic tests and microarrays. Since fiscal 2013, with our investment in our drug-coated balloon platform including the April 2016 commencement of our SurModics SurVeilTM drug-coated balloon as well as acquisitions Creagh Medical, Ltd. (“Creagh Medical”) and NorMedix, Inc. (“NorMedix”) in fiscal 2016, we have been executing on a key growth strategy for our Medical Device segment by expanding to offer total intravascular product solutions to our medical device customers. This strategy will greatly increase our relevance in the industry, and is key to our future growth and profitability, given the ability to capture more revenue with whole-product solutions. Our strategy does not change our focus on our core medical device coatings and IVD businesses. Our aim is to provide customers earlier access to highly differentiated products that address unmet clinical needs, and partner with them on successful commercialization.

In the first half of fiscal 2016 we made significant progress on this transformation with the acquisitions of Creagh Medical, Ltd. (“Creagh Medical”) and NorMedix, Inc. (“NorMedix”) as well as the commencement of our first in-human clinical early feasibility study for our SurModics SurVeilTM drug-coated balloon (“DCB”) in April 2016.

In November 2015, we acquired Creagh Medical. This acquisition brings a state-of-the-art research and development (“R&D”) and manufacturing facility offering robust extrusion, balloon-forming, top-assembly, packaging and regulatory capabilities focused on balloon catheters. With the acquisition of Creagh Medical, we now engage in contract research and development, as well as manufacturing of balloons catheters used for a variety of interventional cardiology applications.  In January 2016, we acquired NorMedix, a design and development company focused on ultra thin-walled, minimally invasive catheter technologies.

Now part of SurModics, these strategic acquisitions combine the best-in-class capabilities of NorMedix’s catheter-based technologies, Creagh Medical’s percutaneous transluminal angioplasty (PTA) balloon platform capabilities, and SurModics’ innovative coating and drug delivery technologies to develop highly differentiated delivery and therapeutic intravascular solutions. The result is an organization with unique device design and development expertise, rich technology content, manufacturing capabilities, and a state-of-the-art facility equipped for medical device R&D and manufacturing.

In fiscal 2016, our business performance continues to be driven by growth from our core Medical Device and IVD businesses.  Revenues in the Medical Device business are driven by hydrophilic coatings royalty revenue, product sales, including balloon catheters and specialty catheter-based technologies, contract coating services and research and development revenue. Medical Device segment revenue grew 10% in the second quarter of fiscal 2016, compared with second quarter fiscal 2015. Our In Vitro Diagnostics is driven by product sales of chemical reagent technologies.  The In Vitro Diagnostics segment revenue increased 32% in the second quarter of fiscal year 2016 compared with 23% for the same prior-year period as the result of broad-based unit sales gains. We believe our long-term revenue growth in the In Vitro Diagnostics segment is in the mid-single digits.

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

We derive our revenue from three primary sources: (1) royalties and license fees from licensing our proprietary surface modification and device drug delivery technologies and in vitro diagnostic formats to customers; the vast majority (typically in excess of 90%) of revenue in the “royalties and license fees” category is in the form of royalties; (2) the sale of products including reagent chemicals to licensees and the sale of protein stabilization reagent products, substrates, antigens and surface coatings to the diagnostic and biomedical research markets as well as manufactured medical devices and components; and (3) research and commercial development fees generated on customer projects and contract coating services for medical device customers. Revenue fluctuates from quarter to quarter depending on, among other factors: our customers’ success in selling products incorporating our technologies; the timing of introductions of licensed products by our customers; the timing of introductions of products that compete with our customers’ products; the number and activity level associated with customer development projects; the number and terms of new license agreements that are finalized each quarter; and the value of reagent chemicals and other products sold to customers.

We have several U.S. and international issued patents and pending international patent applications protecting various aspects of proprietary surface modification technologies, including compositions, methods of manufacture and methods of coating devices. The expiration dates for these patents and the anticipated expiration dates of the patent applications range from 2015 to 2033. Among these, the third generation of our PhotoLink® hydrophilic technology is protected by a family of patents that expired in November 2015 (in the U.S.) and are expected to expire in October 2016 (in certain other countries). The royalty revenue associated with our third generation technology that has not yet converted, or that is not in the process of converting, to one of our advanced generation technologies was approximately 18% of our fiscal 2015 revenue. Of the revenue generated by the early generation technology, approximately 81% revenue from this earlier generation will continue to generate royalty revenue at a reduced royalty rate beyond the expiration of these patents. The royalty obligation for these customer products extends beyond the expiration of these patents because the license also includes rights to our know-how or other proprietary rights. While we are actively seeking to convert our customers to one of our advanced generations of our hydrophilic coating technology, there can be no assurance that we will be successful in doing so, or that those customers that have converted, or will convert, will sell products utilizing our technology which will generate earned royalty revenue for us.

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

Our internal R&D activities are engaged in the exploration, discovery and application of technologies that solve meaningful problems in the diagnosis and treatment of disease. Our key R&D activities include efforts that support and expand our core offerings. These efforts include completing activities that support the development of our coating technologies that enhance drug-coated balloons and the development of proprietary medical devices that integrate our coating, catheter, balloon and other related technologies. In the April 2016, we initiated a first-in-human study using the SurVeil™ DCB. In addition, in fiscal 2014 we launched new in vitro diagnostic products including a non-corrosive, non-hazardous stop solution for TMB microwell substrates and a protein-free AP stabilizer. In the second quarter of fiscal 2013, we completed development activities and launched our next generation hydrophilic coating platform which is now commercially available under the tradename SereneTM (formerly referred to as Gen 5). We also launched in July 2013 a new in vitro diagnostic product, StabliZyme® Protein-Free Stabilizer, which focuses on stabilizing biomolecule activity in assay tests. Additional planned activities include initiation of surface modification experiments that improve medical device performance and developing chemistries to support molecular diagnostic applications.

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

Critical Accounting Policies

Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. For the six months ended March 31, 2016, there were no changes in critical accounting policies other than the additions of the valuation of business combinations as noted below.

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

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment, and projected payment dates. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving value-enhancing milestones, and changes in discount periods and rates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. See further discussion of contingent payments to Creagh Medical and NorMedix below under “Future Investments and Contingent Consideration Related to Acquisitions” in this Item 2 and above in Note 3, “Business Combinations,” of the consolidated condensed financial statements in Part I, Item 1 of this quarterly report.

For a detailed description of our other critical accounting policies, see the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Results of Operations – Three and Six Months Ended March 31

Revenue. Revenue during the second quarter of fiscal 2016 was $16.7 million, an increase of $2.3 million, or 15.8%, compared with the second quarter of fiscal 2015. Revenue during the first six months of fiscal 2016 was $33.2 million, an increase of $4.6 million, or 16.1% compared with the same period in fiscal 2015. The change in revenue, as detailed in the table below, is further explained in the following narrative.

	Three Months Ended			Six Months Ended
	March 31,		%	March 31,		%
(Dollars in thousands)	2016	2015	Change	2016	2015	Change
Revenue
Medical Device	$11,599	$10,562	9.8%	$23,846	$21,198	12.5%
In Vitro Diagnostics	5,100	3,853	32.4%	9,394	7,422	26.6%
Total Revenue	$16,699	$14,415	15.8%	$33,240	$28,620	16.1%

Medical Device. Medical Device revenue was $11.6 million in the second quarter of fiscal 2016, an increase of 9.8% compared with $10.6 million for the second quarter of fiscal 2015. Medical Device revenue was $23.8 million in the first six months of fiscal 2016, an increase of 12.5% compared with $21.2 million for the same prior-year period. The $1.0 million increase in total revenue for the second quarter was attributable to $1.1 million in higher sales from the Creagh Medical and NorMedix acquisitions, $0.6 million higher product sales offset by a $0.7 million reduction in royalty and license fees. The reduction in royalties and license fee revenue for the second quarter and first six-months of fiscal 2016 includes a $1.1 million out-of-period revenue adjustment to correct a cumulative overstatement of royalty revenue, of which $1.0 million related to years prior to fiscal 2016. The overstatement was not material to any prior periods. The $2.6 million increase in total revenue for the first six months ended March 31, 2016 compared to the first six months ended March 31, 2015 was attributable to $1.0 million of higher product sales, $1.6 million higher sales from the Creagh Medical and NorMedix acquisitions and flat royalty revenue as a result of the out-of-period revenue adjustment discussed above.

In Vitro Diagnostics. In Vitro Diagnostics revenue was $5.1 million in the second quarter of fiscal 2016, an increase of 32.4% compared with $3.9 million for second quarter of fiscal 2015. In Vitro Diagnostics revenue was $9.4 million in the first six months of fiscal 2016, an increase of 26.6% compared with $7.4 million for the same prior-year period. The increase in the second quarter and first six months of fiscal 2016 was the result of unit volume increases in substantially all product lines. In Vitro Diagnostics second quarter fiscal 2016 results included increases in sales of antigens of $0.5 million, DNA slides of $0.5 million and BioFX branded products of $0.1 million. In Vitro Diagnostics first six months of fiscal 2016 results included increases in sales of antigens of $0.7 million DNA slides of $0.5 million, stabilization products of $0.4 million and BioFX branded products of $0.4 million.

Costs and Operating Expenses

The following is a summary of major costs and expenses as a percent of total revenue:

	Three Months Ended March 31,				Six Months Ended March 31,
	2016		2015		2016		2015
(Dollars in thousands)	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue
Product costs	$2,926	18%	$1,955	14%	$5,292	16%	$3,857	13%
Research and development	4,868	29%	4,403	31%	8,502	26%	7,979	28%
Selling, general and administrative	4,853	29%	3,974	28%	8,501	26%	7,515	26%
Acquisition transaction, integration and other costs	640	4%	—	—	3,131	9%	—	—
Acquisition related intangible asset amortization	780	5%	151	1%	1,134	3%	303	1%
Contingent consideration accretion expense	392	2%	—	—	501	2%	—	—

Product costs. Product costs were $2.9 million and $5.3 million in the second quarter and first six months ended March 31, 2016, or 18% and 16% of total revenue in each respective period. Product costs were $2.0 million and $3.9 million in the second quarter and first six months ended March 31, 2015, or 14% and 13% of total revenue in each respective prior-year period. Product gross margins were 64% and 66%, respectively, in the three and six months ended March 31, 2016 compared with 65% and 66% in both respective prior-year periods. The increase in product costs was largely the result of increased product sales, including the inclusion of product costs related to the acquisition of Creagh Medical. Gross margins in fiscal 2016 periods were negatively impacted by sales mix.

Research and development (R&D) expenses. R&D expenses were $4.8 million and $8.5 million for the second quarter and first six months of fiscal 2016, respectively, or 29% and 26% of total revenue in each respective period, compared with $4.4 million and $8.0 million, or 31% and 28% of total revenue for the respective periods in fiscal 2015. The fiscal 2016 increase in total R&D expenses from fiscal 2015 was primarily the result of higher spending for our DCB development and strategic development activities. We expect R&D expense to increase in the remainder of fiscal 2016 compared with fiscal 2015 as we invest in our whole-products solutions strategy and continue to invest in our DCB development activities. We anticipate fiscal 2016 R&D expense as a percent of revenue will be approximately mid-thirty percent of revenue.

Selling, general and administrative (SG&A) expenses. SG&A expenses were $4.9 million and $8.5 million for the three months and six months ended March 31, 2016, respectively, or 29% and 26% of total revenue for each respective period. SG&A expenses were $4.0 million and $7.5 million for the three months and six months ended March 31, 2015, respectively, or 28% and 26% of total revenue for each respective period.  SG&A expenses increased in fiscal 2016 periods primarily as the result of higher incentive compensation expense as the result of favorable trends in revenue and earnings before income tax, depreciation and amortization (”EBITDA”) from the historical Medical Device and the In Vitro Diagnostics business as well as revenue from acquisitions. We expect fiscal 2016 SG&A expenses as a percent of revenue will be approximately mid-twenty percent of revenue.

Acquisition transaction, integration and other costs.  In the second quarter and first six months of fiscal 2016, we incurred $0.6 million and $3.1 million, respectively in acquisition transaction, integration and other costs related to the fiscal 2016 acquisitions of Creagh Medical and NorMedix. We will incur additional integration costs through the remainder of fiscal 2016 as we integrate the operations of Creagh Medical and NorMedix.

Acquisition related intangible asset amortization.  As part of our acquisitions of Creagh Medical and NorMedix in fiscal 2016, we acquired certain intangible assets which are being amortized over a period of four to 20 years. In addition, for comparison purposes, we have reclassified amortization expense of $0.2 million and $0.3 million, from the second quarter and first six months of fiscal 2015, respectively, to the amortization expense line, which was originally reported in selling, general and administrative expense. The amortization that was reclassified was related to the fiscal 2007 BioFx acquisition. We recorded $0.8 million and $1.1 million in amortization expense related to acquisitions in the second quarter and first six months of fiscal 2016, respectively as compared to $0.2 million and $0.3 million in the prior-year periods.  The increase is the result of the fiscal 2016 acquisitions of Creagh Medical and NorMedix. Intangible asset amortization, including the Creagh Medical and NorMedix acquisitions, is estimated to be $2.0 million in fiscal 2016.  As the purchase price allocations for these recent transactions are incomplete, this amount may change materially from this estimate.

Contingent consideration accretion expense. For the second quarter and the first six months of fiscal 2016, we recorded $0.4 million and $0.5 million of contingent consideration expense related to our contingent consideration liabilities from the Creagh Medical and NorMedix acquisitions, due to the passage of time (i.e. accretion). Based on preliminary purchase price allocations for the Creagh Medical and NorMedix acquisitions, we estimate contingent consideration accretion expense to be approximately $1.4 million in fiscal 2016.  In addition, if there are changes in the amount, probability or timing of achievement of contingent consideration milestones, there may be material adjustments in the statement of income to reflect changes in the fair value of contingent consideration liabilities.

Other (loss) income, net. Major classifications of other income, net are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2016	2015	2016	2015
Investment income, net	$16	$56	$17	$113
Foreign exchange loss	(434)	—	(569)	—
Other investment capital gains	361	543	361	536
Other (loss) income, net	$(57)	$599	$(191)	$649

Other (loss) income was less than $0.1 million loss in the second quarter and $0.2 million loss in the first six months of ended March 31, 2016 compared with $0.6 million income in both of the respective periods in fiscal 2015. The foreign exchange loss in the second quarter and six months ended March 31, 2016 related to the change in exchange rates associated with the Euro denominated contingent consideration liability from the Creagh Medical acquisition. The other investment capital gain in the second quarter and six months ended March 31, 2016 related to a gain on a strategic investment.

In fiscal 2015, the Company liquidated its investment portfolio to support corporate initiatives, and as a result investment income has declined from the fiscal 2016 periods compared to the fiscal 2015 periods presented.

We recorded a gain of $0.5 million in the three and six months ended March 31, 2015 associated with the second quarter sale of our investment in Intersect ENT, Inc.

Income tax provision. The Company recorded income tax provisions of $1.4 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively, representing effective tax rates of 62.2% and 32.7%, respectively. The Company recorded income tax provisions of $2.7 million and $3.0 million for the six months ended March 31, 2016 and 2015, respectively, representing effective tax rates of 44.3% and 30.7%, respectively. The difference between the U.S. federal statutory tax rate of 35.0% and our effective tax rate for the three months and six months ended March 31, 2016 and 2015 reflects the impact of acquisition related tax items, net operating loss valuation allowances, other permanent tax items and discrete tax benefits and state income taxes. Discrete items largely consist of state income tax reserve reversals related to the expiration of statutory filing requirements in each period. In addition, the three and six months ended March 31, 2016 and 2015 each reflect a $0.2 million discrete tax benefit associated with the signing of legislation in December 2015 and December 2014, respectively, which reinstated previously expired federal research and development income tax credits.

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

Segment Operating Results

Operating income for each of our reportable segments is as follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Operating income:
Medical Device	$2,322	$4,696	(51)%	$6,152	$10,212	(40)%
In Vitro Diagnostics	1,982	931	113%	3,625	2,028	79%
Total segment operating income	4,304	5,627		9,777	12,240
Corporate	(2,064)	(1,695)	22%	(3,598)	(3,274)	10%
Total operating income	$2,240	$3,932	(43)%	$6,179	$8,966	(31)%

Medical Device. Operating income was $2.3 million in the second quarter of fiscal 2016, compared with $4.7 million in the second quarter of fiscal 2015. Operating income was $6.2 million in the first six months of fiscal 2016, compared with $10.2 million in the first six months of fiscal 2015. Revenue for the second quarter of fiscal 2016 includes a $1.1 million out-of-period adjustment to correct a cumulative overstatement of royalty revenue, of which $1.0 million related to years prior to fiscal 2016. The overstatement was not material to any prior periods. Operating income decreased in the second quarter and six months ended March 31, 2016 as a result of transaction, integration, amortization, and contingent consideration accretion of $1.8 million and $4.8 million, respectively, associated with the Creagh Medical and NorMedix acquisitions in the quarter and six months ended March 31, 2016. Operating income as a percentage of revenue was 20.0% and 44.5% in the second quarter of fiscal 2016 and 2015, respectively, and 25.8% and 48.2% in the first six months of fiscal 2016 and 2015, respectively.

In Vitro Diagnostics. Operating income was $2.0 million in the second quarter of fiscal 2016, compared with $0.9 million in the second quarter of fiscal 2015. Operating income was $3.6 million in the first six months of fiscal 2016, compared with $2.0 million in the first six months of fiscal 2015. Product sales increased $1.2 million and $2.0 million in the second quarter and first six months of fiscal 2016, respectively. Related product gross margins were 63.1% and 64.1% in the second quarter and first six months of fiscal 2016, respectively, as compared to 64.4% and 65.0% in the second quarter and first six months of fiscal 2015, respectively. Product gross margins decreased as a result of sales mix, as antigens, a product that we distribute, had proportionately higher sales as compared with the prior-year period. The sales mix impact on gross margins more than offset improved manufacturing leverage on other products as the result of improved volumes. In Vitro Diagnostics’ direct expenses decreased by $0.3 million in both the second quarter and first six months of fiscal 2016, respectively, compared with the same periods fiscal 2015 driven by lower legal expenses. Allocated corporate expenses were relatively unchanged in the second quarter and the first six months of fiscal 2016 compared with the second quarter and first six months of fiscal 2015. The operating income as a percentage of revenue was 38.9% and 38.6% in the second quarter and first six months of fiscal 2016, respectively, compared with 24.2% and 27.3% for the same prior-year periods.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board of Directors related fees and expenses, which have not been fully allocated to the Medical Device and In Vitro Diagnostics segments. Corporate also includes expenses, such as litigation, which are not specific to a segment and thus not allocated to our operating segments. The unallocated Corporate operating loss was $2.1 million and $1.7 million in the three months ended March 31, 2016 and 2015, respectively. The unallocated Corporate operating loss was $3.6 million and $3.3 million in the six months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of March 31, 2016, we had working capital of $43.4 million, a decrease of $19.7 million from September 30, 2015. Working capital is defined by us as current assets minus current liabilities. The decrease from the prior-year end is a result of several factors including an increase in investing activities, partially offset by cash provided by operating activities. Our cash and cash equivalents totaled $39.0 million at March 31, 2016, a decrease of $16.6 million from $55.6 million at September 30, 2015, principally associated with the $25.1 million initial net cash payments related to our acquisitions of Creagh Medical and NorMedix during the first six months of fiscal 2016.

After the liquidation of our investment portfolio in fiscal 2015, our investments consist of money market or commercial paper investments. The Company’s investment policy excludes ownership of collateralized mortgage obligations, mortgage-backed derivatives and other derivative securities without prior written approval of the Board of Directors. Our investment policy requires that no more than 5% of investments be held in any one credit or issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity. Management plans to continue to direct its investment advisors to manage the Company’s securities investments primarily for the safety of principal for the foreseeable future as it continues to assess other investment opportunities and uses of its cash and securities investments, including those described below.

On November 4, 2013, we entered into a three-year $20.0 million secured revolving credit facility. On November 5, 2014, the credit facility was amended and modified to increase the size of stock repurchases that may be effected by the Company up to $30.0 million without the consent of the lender.  During the year ended September 30, 2015, the Company repurchased $20.0 million of common stock.  On November 20, 2015, the credit facility was further amended and modified to replenish the size of stock repurchases that may be effected by the Company up to $30.0 million without the consent of the lender. Borrowings under the credit facility, if any, will bear interest at a benchmark rate plus an applicable margin based on the Company’s leverage ratio.  No borrowings have been made on the credit facility and the Company is in compliance with the financial covenants related to a maximum leverage ratio and a minimum earnings before interest, income taxes, depreciation and amortization (“EBITDA”) amount, and the nonfinancial covenants.

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

We generated cash flows from operating activities from continuing operations of approximately $9.4 million and $6.8 million in the six months ended March 31, 2016 and 2015, respectively.  The following table depicts our cash flows provided by operating activities from continuing operations:

	Six Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Net income	$3,338	$6,665
Depreciation and amortization	2,297	1,389
Stock-based compensation	1,899	1,211
Contingent consideration accretion and unrealized foreign exchange loss	1,065	—
Deferred taxes	2,060	795
Net other operating activities	(515)	(997)
Net change in other operating assets and liabilities	(700)	(2,233)
Net cash provided by operating activities	$9,444	$6,830

Operating Activities. Net cash flow from operating activities has provided us with significant sources of liquidity.  We generated cash flows from operating activities of $9.4 million and $6.8 million for the first six months of fiscal 2016 and 2015, respectively. During the first six months of fiscal 2016, operating cash flow was primarily generated by net income as adjusted for non-cash expenses (benefits) for depreciation and amortization, stock-based compensation, contingent consideration, unrealized foreign exchange loss on Euro denominated contingent consideration and deferred taxes and reduced by net other operating activities, which includes the excess tax benefit from stock-based compensation. Net income in the first six months of fiscal 2016 was negatively impacted by increased integration costs, intangible amortization, contingent consideration accretion associated with the Creagh Medical and NorMedix acquisitions, as well as unrealized foreign exchange loss from Creagh Medical. Cash flow from other operating assets and liabilities improved by $1.5 million in the first six months of fiscal 2016 as cash flow from customer collections increased by $1.0 million associated with timing of cash receipts net of the impacts of increased revenue, and the timing of payable and accrual payments contributed $1.1 million to the increase, with the offsetting decrease of $0.6 million attributable to changes in balances of income taxes, inventory and prepaid and other.

Investing Activities. We used cash in investing activities of $25.8 million in the first six months of fiscal 2016 compared with cash used in investing activities of $0.4 million in the first six months of fiscal 2015. We acquired Creagh Medical and NorMedix in the first six months of fiscal 2016 for $25.1 million of net cash. In connection with the Creagh Medical acquisition we also assumed debt, of which $0.8 million was prefunded but not defeased, which will be repaid in the third quarter of fiscal 2016. We also incurred $9.1 million of contingent consideration with a €12 million face value that is payable, if earned, in the quarter ended December 31, 2018. In connection with the NorMedix acquisition we incurred $3.5 million of contingent consideration that is payable as earned through September 30, 2019. We invested $1.0 million in property and equipment in the first six months of fiscal 2016, compared with $0.2 million in the prior-year period. We anticipate spending $7.0 million to $8.0 million for the remainder of fiscal 2016, which includes significant investments associated with our DCB and strategic initiatives. In the first six months of fiscal 2015, we invested less than $0.1 million of cash associated with our discontinued operations.

Financing Activities.  We used cash in financing activities of $0.3 million and $20.0 million in the first six months of fiscal 2016 and 2015, respectively.  In the first six months of fiscal 2016, we paid contingent consideration of $0.3 million related to the acquisition of ImmunO4 in fiscal 2015 and used cash of $0.4 million to purchase common stock to pay employee taxes resulting primarily from the issuance of common shares associated with our fiscal 2013-2015 performance share program. Fiscal 2015 activity includes an accelerated share repurchase program initiated in the first quarter which is more fully described in the paragraphs below. We also used cash of $0.7 million in the first six months of fiscal 2015 to purchase common stock to pay employee taxes resulting primarily from the issuance of common shares associated with our fiscal 2012-2014 performance share program.

Discontinued Operations. Our Pharmaceuticals discontinued operations used operating cash of less than $0.1 million in the first six months of fiscal 2015. Cash generated from financing activities of less than $0.1 million in the first six months of fiscal 2015 related to transfers of cash from continuing operations of SurModics and consisted of cash used to make payments on accrual balances. There is no discontinued operations activity in fiscal 2016.

Customer Concentrations. Our licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic plc (“Medtronic”) was our largest customer comprising 29% of our consolidated revenue for fiscal 2015 and now comprises 22% of our consolidated revenue for the first six months of fiscal 2016. Medtronic has several separately licensed products that generate royalty revenue for SurModics, none of which represented more than 5% of SurModics’ total revenue. No other individual customer using licensed technology constitutes more than 10% of SurModics’ total revenue.

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

Future Investments and Contingent Consideration Related to Acquisitions

On November 20, 2015, the Company acquired 100% of the outstanding common shares and voting shares of Creagh Medical located in Ballinasloe, Ireland. The results of Creagh Medical’s operations have been included in the Company’s condensed consolidated financial statements as of the Creagh Medical acquisition date. The acquisition was financed with cash on hand. The Company acquired Creagh Medical for up to €30 million (approximately $32.1 million as of acquisition date), including an upfront payment of €18 million (approximately $19.3 million as of the acquisition date), including assumed debt, and up to €12 million (approximately $12.8 million as of acquisition date) based on achievement of revenue and value-creating operational milestones through September 30, 2018. The payment of the milestones will occur in the quarter ending December 31, 2018. The €12 million contingent consideration related to the Creagh Medical acquisition is denominated in Euros and not hedged.  The Company recorded a $0.4 million and $0.6 million foreign currency exchange loss in the second quarter and first six months of fiscal 2016, respectively, related to this contingent consideration.

On January 8, 2016, the Company acquired 100% of the shares of NorMedix, based in Plymouth, Minnesota. The acquisition was financed with cash on hand. The Company acquired NorMedix for up to $14.0 million, including an upfront payment of $7.0 million, and up to $7.0 million based on achievement of revenue and value-creating operational milestones through September 30, 2019.

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

We believe that our existing cash and cash equivalents, which totaled $39.0 million as of March 31, 2016, together with cash flow from operations, our $20.0 million credit facility and $175.0 million shelf registration statement, will provide liquidity sufficient to meet our cash needs and fund our operations for the remainder of fiscal 2016. There can be no assurance, however, that SurModics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms. Our anticipated liquidity needs for the remainder of fiscal 2016 may include, but are not limited to, the following: general capital expenditures in the range of $7.0 million to $8.0 million and $30.0 million associated with the potential usage of the remaining authorized amount available for share repurchases discussed previously and payments, if any, associated with the NorMedix contingent consideration.

Off-Balance Sheet Arrangements

As of March 31, 2016, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of U.S. government and government agency obligations, agency and commercial mortgage-backed securities and investment-grade, interest-bearing corporate and municipal debt securities with varying maturity dates, the majority of which are five years or less. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. For the six months ended March 31, 2016, we held no available-for-sale securities, therefore interest rate fluctuations would have an insignificant impact on the results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements and commercial paper instruments.

Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.

Prior to the acquisition of Creagh Medical in November 2015, substantially all sales transactions were denominated in U.S. dollars including the sale of products and the reporting of royalty revenue. We generate royalty revenue from the sale of customer products in foreign jurisdictions. Royalties generated in foreign jurisdictions by customers are converted and paid in U.S. dollars per contractual terms. Given the diverse nature of our customers’ products and international operations, changes in foreign currencies are not expected to materially impact our operating results. A limited number of our purchasing transactions are denominated in foreign currencies and they are converted to U.S. dollars. These purchasing transactions are not material to our operating results. With the Creagh Medical acquisition, we are exposed to increasing Euro currency risk with respect to future revenue, costs and cash flows from our foreign currency and operations. Further, we are subject to foreign currency risk associated with the payment of up to €12 million of Creagh Medical contingent consideration in approximately December 2018. Through March 31, 2016 we have recorded a foreign currency exchange loss of $0.5 million related to this future payment. A 10% increase or decrease in the U.S. Dollar to Euro exchange rate could have a $1.3 million impact on this payment based on the exchange rate as of March 31, 2016. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of fluctuations in foreign currency exchange.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were not effective as of March 31, 2016 due to the material weakness in internal control over financial reporting described below.

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

Management analyzed the impact of the overstatement of royalty revenue resulting from the identified material weakness and concluded that it did not have a material impact on our previously issued annual or interim consolidated financial statements. Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the interim condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three and six months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

With the exception of the risk factor set forth below, there have been no other material changes in our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on December 4, 2015.

The following risk factor is hereby added to the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on December 4, 2015:

A material weakness in our internal control over financial reporting existed as of September 30, 2015. If we do not maintain effective internal control over financial reporting, our operating results could require material modification and our financial reports may not be reliable.

As described in “Part II, Item 9A. Controls and Procedures.” of our report on Form 10-K/A for the fiscal year ended September 30, 2015, filed with the SEC on May 10, 2016, a material weakness related to the design and operating effectiveness of our transactional and review controls related to recognition of royalty revenue existed as of September 30, 2015.  As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation and because of the material weakness noted above, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016. The Company is continuing its review of the design and operating effectiveness of its transactional and review controls related to recognition of royalty revenue, and will disclose any remediation activities undertaken to address the material weakness in future periods.

Although we are committed to continuing to improve our internal control processes to ensure the adequacy of the internal controls over financial reporting, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If our efforts to address the material weakness identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, a restatement of our financial statements for one or more prior periods, a decline in our stock price and investor confidence or other material effects on our business, reputation, results of operations, financial condition or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2016, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
1/1/16 — 1/31/16	—	N/A	—	$30,000,000
2/1/16 — 2/29/16	—	N/A	—	$30,000,000
3/1/16 — 3/31/16	—	N/A	—	$30,000,000
Total	—	N/A	—	$30,000,000

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

As of March 31, 2016, the Company has an aggregate of $30 million available for future common stock repurchases under the fiscal 2015 authorization and the fiscal 2016 authorization.

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

10.2

Third Amendment to Credit Agreement dated December 22, 2015 by and between SurModics, Inc. and Wells Fargo Bank, National Association – incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, SEC File No. 0-23837.

10.3*	Fourth Amendment to Credit Agreement dated March 4, 2016 by and between SurModics, Inc. and Wells Fargo Bank, National Association.

10.18

The Company’s Board Compensation Policy (as amended and restated April 28, 2015). – incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, SEC File No. 0-23837.

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

101*

Financial statements from the Quarterly Report on Form 10-Q for SurModics, Inc. for the quarterly period ended March 31, 2016, filed on May 10, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

For the Quarter Ended March 31, 2016

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

3.1	Restated Articles of Incorporation, as amended – incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 filed on July 31, 2014, SEC File No. 333-197757.

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

10.2

Third Amendment to Credit Agreement dated December 22, 2015 by and between SurModics, Inc. and Wells Fargo Bank, National Association – incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, SEC File No. 0-23837

10.3*	Fourth Amendment to Credit Agreement dated March 4, 2016 by and between SurModics, Inc. and Wells Fargo Bank, National Association.

10.18

The Company’s Board Compensation Policy (as amended and restated April 28, 2015). – incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, SEC File No. 0-23837.

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