Form 10-Q
period 2016-06-30
SURMODICS INC
filed 2016-07-29
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of July 22, 2016 was 13,045,714.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	36

SIGNATURES
EX-3.1
EX-10.1 EX-10.2 EX-10.3
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2016	2015
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$34,656	$55,588
Available-for-sale securities	9,523	—
Accounts receivable, net of allowance for doubtful accounts of $19 and $10 as of June 30, 2016 and September 30, 2015, respectively	5,859	7,478
Inventories	3,345	2,979
Deferred tax assets	—	546
Prepaids and other	686	1,198
Total Current Assets	54,069	67,789
Property and equipment, net	17,183	12,968
Deferred tax assets	5,555	6,704
Intangible assets, net	22,889	2,760
Goodwill	26,544	8,010
Other assets, net	674	479
Total Assets	$126,914	$98,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,547	$781
Accrued liabilities:
Compensation	3,020	2,772
Due to customers	1,741	63
Accrued other	1,493	731
Business combination consideration payable	—	305
Deferred revenue	268	48
Total Current Liabilities	8,069	4,700
Contingent consideration	13,950	—
Deferred revenue, less current portion	192	217
Other long-term liabilities	1,897	1,920
Total Liabilities	24,108	6,837
Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 13,040,978 and 12,945,157 shares issued and outstanding, respectively	652	647
Additional paid-in capital	5,764	3,060
Accumulated other comprehensive income	888	5
Retained earnings	95,502	88,161
Total Stockholders’ Equity	102,806	91,873
Total Liabilities and Stockholders’ Equity	$126,914	$98,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Revenue:
Royalties and license fees	$10,556	$7,908	$25,207	$22,566
Product sales	7,512	6,583	22,866	18,082
Research, development and other	1,904	1,423	5,139	3,887
Total revenue	19,972	15,914	53,212	44,535
Operating costs and expenses:
Product costs	2,777	2,174	8,069	6,031
Research and development	4,693	3,860	13,195	11,839
Selling, general and administrative	4,483	3,872	12,984	11,387
Acquisition transaction, integration and other costs	61	—	3,192	—
Acquisition related intangible asset amortization	806	151	1,940	454
Contingent consideration accretion expense	555	—	1,056	—
Total operating costs and expenses	13,375	10,057	40,436	29,711
Operating income	6,597	5,857	12,776	14,824
Other income (loss):
Investment income, net	19	36	37	149
Gain on strategic investments	16	—	377
Foreign exchange gain (loss)	234	—	(336)	—
Other (loss) income, net	(6)	(40)	(6)	496
Other income (loss) , net	263	(4)	72	645
Income before income taxes	6,860	5,853	12,848	15,469
Income tax provision	(2,857)	(1,929)	(5,507)	(4,879)
Net income	$4,003	$3,924	$7,341	$10,590

Basic net income per share	$0.31	$0.30	$0.57	$0.81
Diluted net income per share	$0.30	$0.30	$0.56	$0.79
Weighted average number of shares outstanding:
Basic	12,995	13,002	12,969	13,057
Diluted	13,284	13,279	13,203	13,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(In thousands)	(Unaudited)		(Unaudited)
Net income	$4,003	$3,924	$7,341	$10,590
Other comprehensive income (loss), net of tax:
Unrealized holding losses on available-for-sale securities arising during the period	(34)	(59)	(36)	(1,216)
Reclassification adjustment for realized gains included in net income	—	26	—	(315)
Foreign currency translation adjustments	(809)	—	919	—
Other comprehensive (loss) income	(843)	(33)	883	(1,531)
Comprehensive income	$3,160	$3,891	$8,224	$9,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,
	2016	2015
(in thousands)	(Unaudited)
Operating Activities:
Net income	$7,341	$10,590
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	3,703	2,083
Stock-based compensation	2,729	1,841
Contingent consideration expense and unrealized foreign exchange loss	1,369	—
Deferred taxes	(114)	450
Gain on sales of available-for-sale securities and strategic investments	(377)	(496)
Excess tax benefit from stock-based compensation plans	(67)	(436)
Other	(15)	(42)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,999	(1,244)
Inventories	(112)	(647)
Prepaids and other	45	66
Accounts payable and accrued liabilities	746	132
Income taxes	1,253	(221)
Net cash provided by operating activities from continuing operations	18,500	12,076
Investing Activities:
Purchases of property and equipment	(4,869)	(396)
Cash proceeds from sales of property and equipment	15	42
Payments for acquisitions, net of cash acquired	(25,054)	—
Purchases of available-for-sale securities	(9,562)	(3,377)
Sales and maturities of available-for-sale securities	—	22,199
Cash received from sale of strategic investments	377	21
Cash transferred to discontinued operations	—	(45)
Net cash (used in) provided by investing activities from continuing operations	(39,093)	18,444
Financing Activities:
Excess tax benefit from stock-based compensation plans	67	436
Issuance of common stock	284	451
Repurchase of common stock	—	(20,000)
Purchase of common stock to pay employee taxes	(371)	(810)
Payment of contingent consideration	(305)	—
Net cash used in financing activities from continuing operations	(325)	(19,923)
Net cash (used in) provided by continuing operations	(20,918)	10,597
Discontinued Operations:
Net cash used in operating activities	—	(45)
Net cash provided by financing activities	—	45
Net cash provided by discontinued operations	—	—
Effect of exchange rate changes on cash	(14)	—
Net change in cash and cash equivalents	(20,932)	10,597
Cash and Cash Equivalents:
Beginning of period	55,588	43,511
End of period	$34,656	$54,108
Supplemental Information:
Cash paid for income taxes	$4,313	$4,651
Noncash transactions from investing and financing activities:
Acquisition of property and equipment on account	$133	$113
Contingent consideration and debt assumed in acquisitions	$13,597	$—
Issuance of performance shares, restricted and deferred stock units	$1,390	$2,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended June 30, 2016

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, needed to fairly present the financial results of Surmodics, Inc. and subsidiaries (“Surmodics” or the “Company”) for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire 2016 fiscal year.

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

On July 11, 2016, we amended our articles of incorporation to change our name from SurModics, Inc., to Surmodics, Inc., which change became effective immediately. The name change was effected by our board of directors.

During the nine months ended June 30, 2016 the Company recorded an out-of-period adjustment of $1.1 million in the second quarter of fiscal 2016 to correct an estimated cumulative overstatement of royalty revenue with a customer, of which $1.0 million related to years prior to fiscal 2016. The overstatement was evaluated and concluded to not be material to fiscal 2016, the nine- months ended June 30, 2016, or any prior periods. During the quarter ended June 30, 2016, the Company entered into a settlement agreement with this customer and agreed to pay the customer a total of $1.4 million to settle this matter.  The additional obligation amount settled was considered to be a change in estimate and was recorded as a reduction of royalty revenue during the quarter ended June 30, 2016.  The total settlement amount of $1.4 million was included in the Due to Customer liability on the consolidated balance sheet at June 30, 2016 and was paid in July 2016.

 On April 29, 2016, a customer reported $2.9 million,  of royalties was owed to the Company for the period from fiscal 2009 through fiscal 2016. Payment of this amount was received and royalty revenue was recognized in the third quarter of fiscal 2016, when collectability was reasonably assured and completion of the earnings process occurred, consistent with the Company’s revenue recognition policy.

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

In March 2016, the FASB issued ASU No 2016-09, Compensation – Stock Compensation (ASC Topic 718): Improvements to Employee Share-Based Payment Accounting. The accounting standard intends to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The accounting standard will be effective for the Company beginning in the first quarter of fiscal 2018 (October 1, 2017), and early adoption is permitted. We currently are evaluating the impact that the adoption of this standard will have on the Company’s results of operations, cash flows and financial position.

In June 2016, the FASB issued ASU No 2016-13, Financial Instruments – Credit Losses (ASU Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The accounting standard will be effective for the Company beginning in the first quarter of fiscal 2020 (October 1, 2019), and early adoption is permitted. We currently are evaluating the impact that the adoption of this standard will have on the Company’s results of operations, cash flows and financial position.

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

Creagh Medical Ltd.

On November 20, 2015, the Company acquired 100% of the outstanding common shares and voting shares of Creagh Medical Ltd. (“Creagh Medical”) located in Ballinasloe, Ireland. The results of Creagh Medical’s operations have been included in the Company’s condensed consolidated financial statements as of the Creagh Medical acquisition date. The acquisition was financed with cash on hand. The Company acquired Creagh Medical for up to €30 million (approximately $32 million as of the acquisition date), including an upfront payment of €18 million (approximately $19.3 million as of the acquisition date), and up to €12 million (approximately $12.8 million as of the acquisition date) based on achievement of revenue and value-creating operational milestones through September 30, 2018. The payment of the milestones if met will occur in the quarter ending December 31, 2018. As of June 30, 2016, the Company had paid $18.4 million in cash for this acquisition, in addition to $0.8 million to an escrow account to fund the repurchase of certain Creagh Medical debt classified securities during fiscal 2016. As these securities were not initially legally defeased by the establishment of the escrow fund, the Company recorded a corresponding restricted cash and business combination consideration payable in prior periods.  These securities were repaid in the third quarter of fiscal 2016. The Company also assumed

$0.8 million of debt that was repaid in the second quarter of fiscal 2016. Total transaction, integration and other costs associated with the Creagh Medical acquisition aggregated less than $0.1 million and $2.7 million for the three and nine months ended June 30, 2016, respectively. Creagh Medical is included in the Company’s Medical Device reporting segment.

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

The Creagh Medical goodwill is a result of acquiring and retaining the Creagh Medical existing workforce and expected synergies from integrating their business into Surmodics. The goodwill will not be deductible for tax purposes. Purchase accounting is considered preliminary, subject to revision, mainly with respect to working capital, income taxes and goodwill, as final information was not available as of June 30, 2016.

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

NorMedix, Inc.

On January 8, 2016, the Company acquired 100% of the shares of NorMedix, Inc. (“NorMedix”), a privately owned design and development company focused on ultra thin-walled, minimally invasive catheter technologies based in Plymouth, Minnesota. The acquisition was financed with cash on hand. The Company acquired NorMedix for $14.0 million, including an upfront payment of

$6.9 million, and up to $7.0 million based on achievement of revenue and value-creating operational milestones through September 30, 2019. Contingent consideration associated with the NorMedix transaction is payable as earned. This acquisition strengthens the Company’s vascular device expertise and Research and Development (“R&D) capabilities. This acquisition positions the Company to make significant progress on its strategy to offer whole-product solutions to medical device customers, while continuing its commitment to consistently deliver innovation in coating technologies and in vitro diagnostics. Total transaction, integration and other costs associated with the NorMedix acquisition aggregated $0.0 million and $0.3 million for the three and nine months, respectively, ended June 30, 2016. NorMedix is included in the Company’s Medical Device reporting segment.

The purchase price of NorMedix consisted of the following:

(Dollars in thousands)
Cash paid	$6,905
Contingent consideration	3,740
Total purchase price	10,645
Less cash and cash equivalents acquired	(17)
Total purchase price, net of cash acquired	$10,628

The following table summarizes the allocation of the preliminary purchase price to the fair values assigned to the assets acquired and the liabilities assumed at the date of the NorMedix acquisition:

	Fair Value (Dollars in thousands)	Estimated Useful Life (In years)
Net current assets	$196	N/A
Property and equipment	76	N/A
Developed technology	6,850	10.0-14.0
Customer relationships	900	4.0
Deferred tax asset	812	N/A
Other noncurrent asset	12	N/A
Deferred tax liabilities	(2,597)	N/A
Net assets acquired	6,249
Goodwill	4,379	N/A
Total purchase price, net of cash acquired	$10,628

The NorMedix goodwill is a result of acquiring and retaining the NorMedix existing workforce and expected synergies from integrating their business into Surmodics. The goodwill will not be deductible for tax purposes. Purchase accounting is considered preliminary, subject to revision, mainly with respect to working capital, income taxes and goodwill, as final information was not available as of June 30, 2016.

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

Pro Forma Results

The following unaudited pro forma financial information presents the combined results of operation of the Company as if the acquisitions of Creagh Medical and NorMedix had occurred as of October 1, 2014.  The Company has realized $2.8 million of revenue and a net loss of $2.3 million from the Creagh Medical and NorMedix operations since their acquisitions.

The fiscal 2016 nine month pro forma financial information includes adjustments for additional amortization expense on identifiable intangible assets of $0.4 million and contingent consideration accretion expense of $0.3 million, eliminating non-recurring transactional professional fees of $3.0 million, and tax effect impact of $0.1 million.

The fiscal 2015 three and nine month pro forma financial information includes adjustments for additional amortization expense on identifiable intangible assets of $0.6 million and $1.9 million, contingent consideration accretion expense of $0.1 million and $0.9 million and tax effect impact of $0.1 million and $0.4 million, respectively.

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

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	2015	2016	2015
(In thousands, except per share data)	(Unaudited)	(Unaudited)
Revenue	$16,858	$54,262	$46,922
Net income	$1,232	$6,857	$2,347

Per share amounts:
Basic net income per share	$0.09	$0.53	$0.18
Diluted net income per share	$0.09	$0.52	$0.18

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

The Company did not have any Level 1 assets as of June 30, 2016 or September 30, 2015.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company’s Level 2 assets as of June 30, 2016 consisted of money market funds, commercial paper instruments and corporate debt securities. Fair market values for these assets are based on quoted vendor prices and broker pricing where all significant inputs are observable. To ensure the accuracy of quoted vendor prices and broker pricing, the Company performs regular reviews of investment returns to industry benchmarks and sample tests of individual securities to validate quoted vendor prices with other available market data.

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

Included in Level 3 liabilities as of June 30, 2016 is $13.9 million of noncurrent contingent consideration liabilities related to achievement of revenue and value-creating milestones associated with the Creagh Medical and NorMedix acquisitions. There were no Level 3 instruments as of September 30, 2015.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of June 30, 2016
Assets:
Cash equivalents	$—	$26,087	$—	$26,087
Available-for-sale debt securities	—	9,523	—	9,523
Total assets	$—	$35,610	$—	$35,610

Liabilities:
Contingent consideration - noncurrent	$—	$—	$(13,950)	$(13,950)
Total liabilities	$—	$—	$(13,950)	$(13,950)

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

Included in Level 3 fair value measurements as of June 30, 2016 was a $13.9 million noncurrent contingent consideration liability related to achievement of revenue and value-creating milestones associated with the Creagh Medical and NorMedix acquisitions. The following table summarizes the changes in the noncurrent contingent consideration liability for the three and nine month periods ended June 30, 2016:

(Dollars in thousands)
Current and noncurrent contingent consideration liability as of September 30, 2015	$—
Additions	9,064
Fair value adjustments	—
Settlements	—
Interest accretion	109
Foreign currency translation loss	135
Current and noncurrent contingent consideration liability as of December 31, 2015	9,308
Additions	3,517
Fair value adjustments	—
Settlements	—
Interest accretion	392
Foreign currency translation loss	429
Current and noncurrent contingent consideration liability as of March 31, 2016	13,646
Additions	—
Fair value adjustments	70
Settlements	—
Interest accretion	485
Foreign currency translation gain	(251)
Current and noncurrent contingent consideration liability as of June 30, 2016	$13,950

Valuation Techniques

The valuation techniques used to measure the fair value of assets are as follows:

Cash equivalents — These assets are classified as Level 2 and are carried at historical cost, which is a reasonable estimate of fair value because of the relatively short time between origination of the instrument and its expected realization.

Available-for-sale debt securities — These assets are classified as Level 2 and includes corporate debt securities.  These securities ae valued based on quoted vendor prices in active markets underlying the securities.

Contingent consideration — The contingent consideration liabilities were determined based on discounted cash flow analyses that included revenue estimates, probability of strategic milestone achievement and a discount rate, which are considered significant unobservable inputs as of the acquisition date and June 30, 2016. For the revenue based milestones, the Company discounted forecasted revenue by 14.1% to 22.8%, which represents the Company’s weighted average cost of capital for each transaction, adjusted for the short-term nature of the cash flows. The resulting present value of revenue was used as an input into an option pricing approach, which also considered the Company’s risk of non-payment of the revenue-based milestones.  Non-revenue milestones are assumed to have a 75% to 100% probability of achievement and related payments were discounted using the Company’s estimated cost of debt, or 5.6% to 6.7%.  To the extent that these assumptions were to change, the fair value of the contingent consideration liabilities could change significantly. Included in the condensed consolidated statement of income for the third quarter and first nine months ended June 30, 2016 is $0.5 million and $1.1 million, respectively, of expense related to the accretion of the contingent consideration. The €12 million contingent consideration related to the Creagh Medical acquisition is denominated in Euros and is not hedged.  The Company recorded a $0.3 million and $(0.3) million foreign currency exchange gain (loss) in the third quarter and first nine months of fiscal 2016, respectively, related to this contingent consideration.

5. Investments

Investments consist principally of corporate debt securities and are classified as available-for-sale as of June 30, 2016. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from the condensed consolidated statements of income and reported in the condensed consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the condensed consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income. This adjustment results in a new cost basis for the investment.  Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in other income. Realized gains and losses from the sales of debt securities, which are included in other income, are determined using the specific identification method.

The amortized cost, unrealized holding gains and losses, and fair value of available for sale securities as of June 30, 2016 were as follows:

	June 30, 2016
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$9,562	$1	$(40)	$9,523
Total	$9,562	$1	$(40)	$9,523

During the year ended September 30, 2015, the Company liquidated its investment portfolio to support corporate initiatives, as a result the ending balance of available-for-sale investments as of September 30, 2015 was zero.

The following table summarizes sales of available-for-sale debt securities:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Proceeds from sales	$—	$19,071	$—	$21,722
Gross realized gains	$—	$26	$—	$26
Gross realized losses	$—	$(65)	$—	$(73)

6. Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead, with cost of product sales determined on a first-in, first-out basis. Inventories consisted of the following components:

	June 30,	September 30,
(Dollars in thousands)	2016	2015
Raw materials	$1,630	$1,264
Finished products	1,715	1,715
Total	$3,345	$2,979

7. Other Assets

Other assets consist principally of the following:

	June 30,	September 30,
(Dollars in thousands)	2016	2015
ViaCyte, Inc.	$479	$479
Other noncurrent assets	195	—
Other assets, net	$674	$479

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

8. Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer relationships, licenses and trademarks. In the first nine months of fiscal 2016, the Company acquired 100% of the shares of Creagh Medical and 100% of the shares of NorMedix.  The Company acquired and recorded amounts for certain intangible assets in both the Creagh Medical and NorMedix transactions. The Company recorded amortization expense of $0.8 million and $0.2 million for the third quarter ended June 30, 2016 and 2015, respectively. For the nine months ended June 30, 2016 and 2015, the Company recorded amortization expense of $1.9 million and $0.6 million, respectively.

Intangible assets consisted of the following:

	June 30, 2016
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	7.8	$17,547	$(5,842)	$11,705
Core technology	8.0	530	(530)	—
Developed technology	11.8	8,701	(417)	8,284
Non-compete	5.0	230	(46)	184
Patents and other	16.5	2,321	(1,238)	1,083
Subtotal		29,329	(8,073)	21,256
Unamortized intangible assets:
In-process research and development		975	—	975
Trademarks and trade names		658	—	658
Total		$30,962	$(8,073)	$22,889

	September 30, 2015
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists	9.0	$5,132	$(4,363)	$769
Core technology	8.0	530	(530)	—
Non-compete	5.0	230	(12)	218
Patents and other	16.8	2,321	(1,128)	1,193
Subtotal		8,213	(6,033)	2,180
Unamortized intangible assets:
Trademarks		580	—	580
Total		$8,793	$(6,033)	$2,760

Based on the intangible assets in service as of June 30, 2016 and the projected completion of in-process research and development assets in fiscal 2017, estimated amortization expense for the remainder of fiscal 2016 and each of the next five fiscal years is as follows:

(Dollars in thousands)
Remainder of 2016	$750
2017	2,570
2018	2,523
2019	2,523
2020	2,348
2021	2,209

Future amortization amounts presented above are estimates.  Actual future amortization expense may be different as a result of completion of the purchase price allocations for Creagh Medical and NorMedix, future acquisitions, impairments, completion of in-process research and development (“IPR&D”) intangible assets, foreign currency fluctuations, changes in amortization periods, or other factors.

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

Goodwill as of June 30, 2016 and September 30, 2015 totaled $26.5 million and $8.0 million, respectively. The $8.0 million of goodwill as of September 30, 2015 is related to the In Vitro Diagnostics reporting unit and represents the gross value from the acquisition of BioFX Laboratories, Inc. (“BioFX”) in 2007.  The goodwill was not impaired based on the outcome of the fiscal 2015 annual impairment test, and there have been no events or circumstances that have occurred in the first nine months of fiscal 2016 to indicate that the goodwill has been impaired.

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

In the second quarter of fiscal 2016, the Company purchased NorMedix. The purchase price of NorMedix exceeded the net acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $4.4 million.  The final valuation of assets acquired and liabilities assumed is expected to be completed as soon as possible, but no later than one year from the acquisition date.

The change in the carrying amount of goodwill by segment for the nine months ended June 30, 2016 was as follows:

(Dollars in thousands)	In Vitro Diagnostics	Medical Device	Total
Balance as of September 30, 2015	$8,010	$—	$8,010
Additions (See Note 3)	—	17,988	17,988
Translation adjustment	—	546	546
Balance as of June 30, 2016	$8,010	$18,534	$26,544

10. Stock-based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock awards, performance share awards, restricted stock units and deferred stock units. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period.

The Company’s stock-based compensation expenses were allocated to the following expense categories:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Product costs	$4	$5	$12	$18
Research and development	101	56	220	171
Selling, general and administrative	725	568	2,497	1,652
Total	$830	$629	$2,729	$1,841

As of June 30, 2016, approximately $4.7 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.2 years. The unrecognized compensation costs above include $1.8 million, remaining to be expensed over the life of the awards, based on payout levels associated with performance share awards that are currently anticipated to be fully expensed because the performance conditions are expected to exceed minimum threshold levels.

Stock Option Awards

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair values of stock options granted during the three months ended June 30, 2016 and 2015 were $6.49 and $8.85, respectively. The weighted average per share fair values of stock options granted during the nine months ended June 30, 2016 and 2015 were $6.85 and $7.25, respectively.  The assumptions used as inputs in the model were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Risk-free interest rates	1.3%	1.2%	1.9%	1.4%
Expected life (years)	4.7	4.4	4.6	4.5
Expected volatility	35.2%	38.5%	36.8%	43.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%

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

The total pre-tax intrinsic value of options exercised during the three and nine months ended June 30, 2016 was $0.4 million and $1.7 million, respectively.  The total pre-tax intrinsic value of options exercised during the three and nine months ended June 30, 2015 was $0.3 million and $1.7 million, respectively. The intrinsic value represents the difference between the average exercise price and the fair market value of the Company’s common stock on the last day of the periods.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance, these shares are considered to be non-vested shares. The Restricted Stock is released to the key employees if they are employed by the Company at the end of the vesting period. Compensation expense has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. The stock-based compensation expense table includes Restricted Stock expenses recognized related to these awards, which totaled less than $0.1 million and $0.1 million in each of the three months ended June 30, 2016 and 2015, respectively. The stock-based compensation expense table includes Restricted Stock expenses recognized related to these awards, which totaled  $0.2 million in each of the nine months ended June 30, 2016 and 2015, respectively.

Performance Share Awards

The Company has entered into performance share agreements with certain key employees and executives, covering the issuance of common stock (“Performance Shares”). Performance Shares vest upon the achievement of all or a portion of certain performance objectives (which may include financial or project objectives), which must be achieved during the performance period. The Organization and Compensation Committee of the Board of Directors (the “Committee”) approves the performance objectives used for our executive compensation programs, which objectives were cumulative earnings per share and cumulative revenue for the three-year performance periods for fiscal 2014 (2014 – 2016)  and are cumulative revenue and cumulative earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for fiscal year 2015 (2015 – 2017) and fiscal 2016 (2016 – 2018). Assuming that the minimum performance level is attained, the number of shares that may actually vest will vary based on performance from 20% (minimum) to 200% (maximum) of the target number of shares. Shares will be issued to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The fiscal 2013 awards were finalized in the three months ended December 31, 2015 and resulted in the issuance of 42,458 shares (maximum was 85,506 shares) based on the performance objectives and actual results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date. Compensation expense was recognized in each period based on management’s best estimate of the achievement level of actual and forecasted results, as appropriate, compared with the specified performance objectives for Performance Shares. For the three and nine months ended June 30, 2016, the Company recognized expense of $0.3 million and $1.3 million, respectively. For the three and nine months ended June 30, 2015, the Company recognized expense of $0.2 million and $0.5 million, respectively. The stock-based compensation expense table includes the Performance Shares expense.

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

Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 400,000 shares of common stock. All full-time and part-time U.S. employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of June 30, 2016 and 2015, there was $0.1 million of employee contributions included in accrued liabilities in the condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three and nine months ended June 30, 2016 and 2015 totaled $0.1 million or less in each period. The stock-based compensation table includes the Stock Purchase Plan expenses.

Restricted Stock and Deferred Stock Units

In the nine months ended June 30, 2016, the Company awarded 18,877 restricted stock units (“RSUs”). The Company has awarded a total of 23,736 RSUs in fiscal 2015 and 2014 under the 2009 Equity Incentive Plan to non-employee directors with forfeiture of 3,068 RSUs in fiscal 2015. RSU awards are not considered issued or outstanding common stock of the Company until they vest. The estimated fair value of the RSU awards was calculated based on the closing market price of Surmodics’ common stock on the date of grant. Compensation expense has been recognized for the estimated fair value of the common shares and is being charged to income over the vesting term. The stock-based compensation table includes RSU expenses recognized related to these awards, which totaled less than $0.1 million and $0.1 million for the three months and nine months ended June 30, 2016, respectively, and less than $0.1 million and $0.2 million during the three months and nine months ended June 30, 2015, respectively.

Directors can also elect to receive their annual fees for services to the Board in deferred stock units (“DSUs”). Certain directors elected this option beginning on January 1, 2013 with deferral elections made annually, which has resulted in 2,134 and 6,646 units issued with a total fair value of  less than $0.1 million and $0.1 million in the three months and nine months ended June 30, 2016, respectively, and 1,547 and 4,433 DSUs issued with a total value of less than $0.1 million   in the three months and nine months ended June 30, 2015, respectively. These DSUs are fully vested. Stock-based compensation expense related to DSU awards totaled $0.1 million and $0.1 million during the third quarter and nine months ended June 30, 2016, respectively and less than $0.1 million   in both the three months and nine months ended June 30, 2015, respectively.

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

In connection with the credit facility, the Company is required to maintain financial covenants related to a maximum leverage ratio and a minimum EBITDA amount and to comply with nonfinancial covenants. As of June 30, 2016, the Company has no debt outstanding and was in compliance with all financial covenants.

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

The following table sets forth the denominator for the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net income available to common shareholders	$4,003	$3,924	$7,341	$10,590
Basic weighted average shares outstanding	12,995	13,002	12,969	13,057
Dilutive effect of outstanding stock options, non-vested restricted stock, restricted stock units, deferred stock units and performance shares	289	277	234	267
Diluted weighted average shares outstanding	13,284	13,279	13,203	13,324

The calculation of weighted average diluted shares outstanding excludes outstanding stock options associated with the right to purchase 0.3 million  shares of common stock for each of the three months ended June 30, 2016 and 2015, respectively, and 0.2 million and 0.3 million for the nine months ended June 30, 2016 and June 30, 2015, respectively, as their inclusion would have had an antidilutive effect on diluted net income per share.

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

13. Income Taxes

For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pretax income excluding unusual or infrequently occurring discrete items.  Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.  The Company recorded income tax provisions of $2.9 million and $1.9 million for the three months ended June 30, 2016 and 2015, respectively, representing effective tax rates of 41.6% and 33.0%, respectively. The Company recorded income tax provisions of $5.5 million and $4.9 million for the nine months ended June 30, 2016 and 2015, respectively, representing effective tax rates of 42.9% and 31.5%, respectively. The effective income tax rates for the three and nine months ended June 30, 2016 differ from the U.S. federal statutory tax rate of 35.0% primarily due to transaction costs and contingent consideration accretion associated with the Creagh Medical and NorMedix acquisitions, the domestic production manufacturing deduction and the U.S. federal research and development income tax credit.  The effective income tax rate for the three and nine months ended June 30, 2016 differs from the three and nine months ended June 30, 2015 primarily due to transaction costs, contingent consideration accretion, and foreign currency gain (losses) associated with the fiscal 2016 acquisitions.

The total amount of unrecognized tax benefits, excluding interest and penalties that, if recognized, would affect the effective tax rate as of June 30, 2016 and September 30, 2015, respectively, are $1.0 million and $0.9 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months with the above balances classified on the condensed consolidated balance sheets in other long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax provision.

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

14. Amounts Reclassified Out of Accumulated Other Comprehensive Income

Amounts reclassified out of accumulated other comprehensive income (“AOCI”) was $0.3 million on a pre-tax basis for the nine months ended June 30, 2015. There were no amounts reclassified out of AOCI for the three and nine months ended June 30, 2016.  For the three months and nine months ended June 30, 2015, the amounts reclassified out of AOCI were associated with unrealized gains or losses on available-for-sale securities that were realized on the sale of the securities and were presented in other income, net in the condensed consolidated statements of income.

15. Reportable Segment Information

The accounting standards for reporting information about operating segments define operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, who is the Company’s Chief Executive Officer, in deciding how to allocate resources and in assessing performance. For financial accounting and reporting purposes, the Company reports its results for the two reportable segments as follows: (1) the Medical Device unit, which is comprised of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices; international cardiology and peripheral balloon design, development and manufacturing; as well as drug delivery coating technologies to provide site-specific drug delivery from the surface of a medical device, with end markets that include coronary, peripheral, neuro-vascular and urology, among others, and (2) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications, with products that include protein stabilization reagents, substrates, antigens and surface coatings. During the first nine months of fiscal 2016, the Company acquired Creagh Medical and NorMedix, which are included in the Medical Device segment.

The table below presents segment revenue, operating income and depreciation and amortization, as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Revenue:
Medical Device	$15,654	$11,629	$39,500	$32,827
In Vitro Diagnostics	4,318	4,285	13,712	11,708
Total revenue	$19,972	$15,914	$53,212	$44,535

Operating income:
Medical Device	$6,673	$6,295	$12,825	$16,507
In Vitro Diagnostics	1,673	1,191	5,298	3,220
Total segment operating income	8,346	7,486	18,123	19,727
Corporate	(1,749)	(1,629)	(5,347)	(4,903)
Total operating income	$6,597	$5,857	$12,776	$14,824

Depreciation and amortization:
Medical Device	$982	$288	$2,440	$852
In Vitro Diagnostics	222	215	647	645
Corporate	202	191	616	586
Total depreciation and amortization	$1,406	$694	$3,703	$2,083

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

InnoRx, Inc. In January 2005, the Company entered into a merger agreement whereby the Company acquired all of the assets of InnoRx, Inc. (“InnoRx”), an early stage company developing drug delivery devices and therapies for the ophthalmology market. The Company will be required to issue up to approximately 480,059 additional shares of its common stock to the stockholders of InnoRx upon the successful completion of the remaining development and commercial milestones involving InnoRx technology acquired in the transaction. The Company has not recorded any accrual for this contingency as of June 30, 2016 as the milestones have not been achieved and the probability of achievement is remote.

InnoCore Technologies BV. In March 2006, the Company entered into a license agreement whereby Surmodics obtained an exclusive license to a drug delivery coating for licensed products within the vascular field which included peripheral, coronary and neurovascular biodurable stent products. The license requires an annual minimum payment of 200,000 euros (equivalent to $221,660 using a euro to US dollar exchange rate of 1.1083 to the Euro as of June 30, 2016) until the last patent expires which is currently estimated to be September 2027. The total minimum future payments associated with this license are approximately $2.7 million. The license is currently utilized by one of the Company’s drug delivery customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with both the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and our audited condensed consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations each included in our Annual Report on Form 10-K, and Form 10-K/A as amended on May 10, 2016, for the fiscal year ended September 30, 2015. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statement entitled “Forward-Looking Statements” located at the end of this Item 2.

Overview

On July 11, 2016, we amended our articles of incorporation to change our name from SurModics, Inc., to Surmodics, Inc., which change became effective immediately. The name change was effected by our board of directors.

Surmodics Medical Device segment is a global leader in surface modification technologies for intravascular medical devices.  Surmodics In Vitro Diagnostics (“IVD”) segment is a leading provider of chemical reagents for in vitro diagnostic tests and microarrays. With our investment in our drug-coated balloon platform, as well as our acquisitions of Creagh Medical, Ltd. (“Creagh Medical”) and NorMedix, Inc. (“NorMedix”) in fiscal 2016, we have been executing on a key growth strategy for our Medical Device segment since fiscal 2013 by expanding to offer total intravascular product solutions to our medical device customers. This strategy will greatly increase our relevance in the industry, and is key to our future growth and profitability, given the ability to capture more revenue with whole-product solutions. Our strategy does not change our focus on our core medical device coatings and IVD businesses. Our aim is to provide customers earlier access to highly differentiated products that address unmet clinical needs, and partner with them on successful commercialization.

In the first nine months of fiscal 2016, we made significant progress on this strategy with the acquisitions of Creagh Medical and NorMedix, as well as the commencement of our first in-human clinical early feasibility study for our Surmodics SurVeilTM drug-coated balloon (“DCB”) in April 2016.

In November 2015, we acquired Creagh Medical. We believe that this acquisition brings a state-of-the-art research and development (“R&D”) and manufacturing facility offering robust extrusion, balloon-forming, top-assembly, packaging and regulatory capabilities focused on balloon catheters. With the acquisition of Creagh Medical, we now engage in contract research and development, as well as manufacturing of balloons catheters used for a variety of interventional cardiology applications.  In January 2016, we acquired NorMedix, a design and development company focused on ultra thin-walled, minimally invasive catheter technologies.

Now part of Surmodics, we believe that these strategic acquisitions combine the best-in-class capabilities of NorMedix’s catheter-based technologies, Creagh Medical’s percutaneous transluminal angioplasty (PTA) balloon platform capabilities, and Surmodics’ innovative coating and drug delivery technologies to develop highly differentiated delivery and therapeutic intravascular solutions. The result is an organization with unique device design and development expertise, rich technology content, manufacturing capabilities, and a state-of-the-art facility equipped for medical device R&D and manufacturing.

In fiscal 2016, our business performance continues to be driven by growth from our core Medical Device and IVD businesses.  Revenues in the Medical Device business are driven by hydrophilic coatings royalty revenue, product sales, including balloon catheters and specialty catheter-based technologies, contract coating services and research and development revenue. Medical Device segment revenue grew 35% in the third quarter of fiscal 2016, compared with third quarter of fiscal 2015 resulting from a $2.9 million catch-up royalty payment owed to the Company by a customer for the period from fiscal 2009 through fiscal 2016. Our In Vitro Diagnostics is driven by product sales of chemical reagent technologies.  The In Vitro Diagnostics segment revenue increased 17% in the first nine months of fiscal year 2016 compared with 14% for the same prior-year period as the result of broad-based unit sales gains. We believe our long-term revenue growth in the In Vitro Diagnostics segment is in the mid-single digits.

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

Our internal R&D activities are engaged in the exploration, discovery and application of technologies that solve meaningful problems in the diagnosis and treatment of disease. Our key R&D activities include efforts that support and expand our core offerings. These efforts include completing activities that support the development of our coating technologies that enhance drug-coated balloons and the development of proprietary medical devices that integrate our coating, catheter, balloon and other related technologies. In the April 2016, we initiated a first-in-human study using the SurVeil™ DCB. In addition, in fiscal 2014, we launched new in vitro diagnostic products including a non-corrosive, non-hazardous stop solution for TMB microwell substrates and a protein-free AP stabilizer. In the second quarter of fiscal 2013, we completed development activities and launched our next generation hydrophilic coating platform which is now commercially available under the tradename SereneTM (formerly referred to as Gen 5). We also launched in July 2013 a new in vitro diagnostic product, StabliZyme® Protein-Free Stabilizer, which focuses on stabilizing biomolecule activity in assay tests. Additional planned activities include initiation of surface modification experiments that improve medical device performance and developing chemistries to support molecular diagnostic applications.

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

Critical Accounting Policies

Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. For the nine months ended June 30, 2016, there were no changes in critical accounting policies other than the additions of the valuation of business combinations as noted below.

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

For a detailed description of our other critical accounting policies, see the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, and as amended May 10, 2016.

Results of Operations – Three and Nine Months Ended June 30

Revenue. Revenue during the third quarter of fiscal 2016 was $20.0 million, an increase of $4.1 million, or 25.5%, compared with the third quarter of fiscal 2015. Revenue during the first nine months of fiscal 2016 was $53.2 million, an increase of $8.7 million, or 19.5%, compared with the same period in fiscal 2015. The change in revenue, as detailed in the table below, is further explained in the following narrative.

	Three Months Ended			Nine Months Ended
	June 30,		%	June 30,		%
(Dollars in thousands)	2016	2015	Change	2016	2015	Change
Revenue
Medical Device	$15,654	$11,629	34.6%	$39,500	$32,827	20.3%
In Vitro Diagnostics	4,318	4,285	0.8%	13,712	11,708	17.1%
Total Revenue	$19,972	$15,914	25.5%	$53,212	$44,535	19.5%

Medical Device. Medical Device revenue was $15.7 million in the third quarter of fiscal 2016, an increase of 34.6% compared with $11.6 million for the third quarter of fiscal 2015. Medical Device revenue was $39.5 million in the first nine months of fiscal 2016, an increase of 20.3% compared with $32.8 million for the same prior-year period. The $4.0 million increase in total revenue for the third quarter was attributable to an increase in royalties and license fee revenue resulting from a catch-up payment of $2.9 million for previously unreported royalties owed to the Company by one customer for the period from fiscal 2009 through fiscal 2016, $1.2 million in higher sales from acquisitions and $0.2 million in higher reagent product sales.

The $6.7 million increase in total revenue for the first nine months ended June 30, 2016 compared to the first nine months ended June 30, 2015 was attributable to $1.2 million of higher reagent product sales, $2.8 million in higher sales from acquisitions as well as the increase in royalty revenue as a result of the $2.9 million catch-up royalty payment discussed above. This amount was partially offset in the first nine months of fiscal 2016 by a reduction in royalties and license fee revenue in the second quarter of fiscal 2016 resulting from an estimated $1.1 million out-of-period revenue adjustment to correct a cumulative overstatement of royalty revenue, of which $1.0 million related to years prior to fiscal 2016. The overstatement was not material to any prior periods. During the quarter ended June 30, 2016, the Company entered into a settlement agreement with this customer and agreed to pay the customer at total of $1.4 million to settle this matter.  The additional obligation amount settled was considered to be a change in estimate and was recorded as a reduction of royalty revenue during the quarter ended June 30, 2016.

In Vitro Diagnostics. In Vitro Diagnostics revenue was $4.3 million in the third quarter of fiscal 2016, an increase of 0.8% compared with $4.3 million for third quarter of fiscal 2015. In Vitro Diagnostics revenue was $13.7 million in the first nine months of fiscal 2016, an increase of 17.1% compared with $11.7 million for the same prior-year period. The increase in the first nine months of fiscal 2016 was the result of unit volume increases in substantially all product lines. In Vitro Diagnostics third quarter fiscal 2016 results included increases in sales of antigens of $0.2 million and BioFX branded products of $0.1 million, partially offset by a decrease of $0.2 million in stabilization products. In Vitro Diagnostics first nine months of fiscal 2016 results included increases in sales of antigens of $0.9 million, DNA slides of $0.5 million, stabilization products of $0.2 million and BioFX branded products of $0.4 million.

Costs and Operating Expenses

The following is a summary of major costs and expenses as a percent of total revenue:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2016		2015		2016		2015
(Dollars in thousands)	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue
Product costs	$2,777	13.9%	$2,174	13.7%	$8,069	15.2%	$6,031	13.5%
Research and development	4,693	23.5%	3,860	24.3%	13,195	24.8%	11,839	26.6%
Selling, general and administrative	4,483	22.4%	3,872	24.3%	12,984	24.4%	11,387	25.6%
Acquisition transaction, integration and other costs	61	0.3%	—	—	3,192	6.0%	—	—
Acquisition related intangible asset amortization	806	4.0%	151	0.9%	1,940	3.6%	454	1.0%
Contingent consideration accretion expense	555	2.8%	—	—	1,056	2.0%	—	—

Product costs. Product costs were $2.8 million and $8.1 million in the third quarter and first nine months ended June 30, 2016, or 13.9% and 15.2% of total revenue in each respective period. Product costs were $2.2 million and $6.0 million in the third quarter and first nine months ended June 30, 2015, or 13.7% and 13.5% of total revenue in each of the respective prior-year periods. Product gross margins were 63.0% and 64.7%, respectively, in the three and nine months ended June 30, 2016 compared with 67% in the respective prior-year periods. The increase in product costs was largely the result of increased product sales, including the inclusion of product costs related to the acquisition of Creagh Medical. Gross margins in the fiscal 2016 periods were negatively impacted by sales mix as antigens, a product we distribute in our In Vitro Diagnostics Segment, and revenue from our acquisitions were a higher percentage of our sales this year.

Research and development (R&D) expenses. R&D expenses were $4.7 million and $13.2 million for the third quarter and first nine months of fiscal 2016, respectively, or 23.5% and 24.8% of total revenue in each respective period, compared with $3.9 million and $11.8 million, or 24.3% and 26.6% of total revenue for the respective periods in fiscal 2015. The fiscal 2016 increase in total R&D expenses from fiscal 2015 was primarily the result of higher spending for our DCB development and strategic development activities. We expect R&D expense to increase in the remainder of fiscal 2016 compared with fiscal 2015 as we invest in our whole-products solutions strategy and continue to invest in our DCB development activities. We anticipate fiscal 2016 R&D expense as a percent of revenue will be approximately thirty percent.

Selling, general and administrative (SG&A) expenses. SG&A expenses were $4.5 million and $13.0 million for the three months and nine months ended June 30, 2016, respectively, or 22.4% and 24.4% of total revenue for each respective period. SG&A expenses were $3.9 million and $11.4 million for the three months and nine months ended June 30, 2015, respectively, or 24.3% and 25.6% of total revenue for each respective period.  SG&A expenses increased in fiscal 2016 periods primarily as the result of higher incentive compensation expense as the result of favorable trends in revenue and earnings before income tax, depreciation and amortization (”EBITDA”) from the historical Medical Device and the In Vitro Diagnostics business as well as revenue from acquisitions. We expect fiscal 2016 SG&A expenses as a percent of revenue will be approximately mid-twenty percent of revenue.

Acquisition transaction, integration and other costs.  In the third quarter and first nine months of fiscal 2016, we incurred $0.1 million and $3.2 million, respectively, in acquisition transaction, integration and other costs related to the fiscal 2016 acquisitions of Creagh Medical and NorMedix. We do not expect to incur significant additional integration cost as we integrate the operations of Creagh Medical and NorMedix.

Acquisition related intangible asset amortization.  As part of our acquisitions of Creagh Medical and NorMedix in fiscal 2016, we acquired certain intangible assets which are being amortized over a period of four to 20 years. In addition, for comparison purposes, we have reclassified amortization expense of $0.2 million and $0.5 million, from the third quarter and first nine months of fiscal 2015, respectively, to the amortization expense line, which was originally reported in selling, general and administrative expense. The amortization that was reclassified was related to the fiscal 2007 BioFx acquisition. We recorded $0.8 million and $1.9 million in amortization expense related to acquisitions in the third quarter and first nine months of fiscal 2016, respectively.  The increase is the result of the fiscal 2016 acquisitions of Creagh Medical and NorMedix. Intangible asset amortization, including the Creagh Medical and NorMedix acquisitions, is estimated to be $2.0 million in fiscal 2016.  As the purchase price allocations for these recent transactions are incomplete, this amount may change materially from this estimate.

Contingent consideration accretion expense. For the third quarter and the first nine months of fiscal 2016, we recorded $0.6 million and $1.1 million, respectively, of contingent consideration expense related to our contingent consideration liabilities from the Creagh Medical and NorMedix acquisitions, due to the passage of time (i.e. accretion). Based on preliminary purchase price allocations for the Creagh Medical and NorMedix acquisitions, we estimate contingent consideration accretion expense to be approximately $1.4 million in fiscal 2016.  In addition, if there are changes in the amount, probability or timing of achievement of contingent consideration milestones, there may be material adjustments in the statement of income to reflect changes in the fair value of contingent consideration liabilities.

Other income (loss), net. Major classifications of other income, net are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Investment income, net	$19	$36	$37	$149
Gain on strategic investments	16	—	377	—
Foreign exchange gain (loss)	234	—	(336)	—
Other (loss) income, net	(6)	(40)	(6)	496
Other income (loss) , net	$263	$(4)	$72	$645

Other income (loss) was  $0.3 million income in the third quarter and $0.1 million income in the first nine months of June 30, 2016 compared with less than $(0.1) million and $0.6 million in each of the respective periods in fiscal 2015. The foreign exchange gain in the third quarter and loss in the nine months ended June 30, 2016 related to the change in exchange rates associated with the Euro denominated contingent consideration liability from the Creagh Medical acquisition. The other investment capital gain (loss) in the third quarter and nine months ended June 30, 2016 related to the proceeds from the sale of strategic investments. We recorded a gain of $0.5 million in the nine months ended June 30, 2015 associated with the second quarter sale of our investment in Intersect ENT, Inc.

In fiscal 2015, we liquidated our investment portfolio to support corporate initiatives, and as a result investment income has declined from the fiscal 2016 periods compared to the fiscal 2015 periods presented. During the quarter ended June 30, 2016, we initiated investments in short-term debt securities with an expected maturity of the investment portfolio of nine months.

Income tax provision. The Company recorded income tax provisions of $2.9 million and $1.9 million for the three months ended June 30, 2016 and 2015, respectively, representing effective tax rates of 41.6% and 33.0%, respectively. The Company recorded income tax provisions of $5.5 million and $4.9 million for the nine months ended June 30, 2016 and 2015, respectively, representing effective tax rates of 42.9% and 31.5%, respectively. The effective income tax rates for the three and nine months ended June 30, 2016 differ from the U.S. federal statutory rate of 35.0% primarily due to transaction costs and contingent consideration accretion associated with the Creagh Medical and NorMedix acquisitions, the domestic production manufacturing deduction and the US federal research and development tax credit. The effective income tax rate for the three months ended June 30, 2016 differs from the three months ended June 30, 2015 primarily due to transaction costs, contingent consideration accretion and foreign currency gains (losses) associated with the fiscal 2016 acquisitions.

For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pretax income/loss excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. We expect our reported effective tax rate in fiscal 2016 will range from 48.0% to 51.0%. The increase in expected full year of the tax rate as compared to the third quarter of fiscal 2016 effective tax rate, including discrete items, is primarily the result of including tax jurisdictions with losses for which tax benefits cannot be realized in the full year effective tax rate.

Segment Operating Results

Operating income for each of our reportable segments is as follows:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Operating income:
Medical Device	$6,673	$6,295	6.0%	$12,825	$16,507	(22.3)%
In Vitro Diagnostics	1,673	1,191	40.5%	5,298	3,220	64.5%
Total segment operating income	8,346	7,486		18,123	19,727
Corporate	(1,749)	(1,629)	7.4%	(5,347)	(4,903)	9.1%
Total operating income	$6,597	$5,857	12.6%	$12,776	$14,824	(13.8)%

Medical Device. Operating income was $6.7 million in the third quarter of fiscal 2016, compared with $6.3 million in the third quarter of fiscal 2015. Operating income was $12.8 million in the first nine months of fiscal 2016, compared with $16.5 million in the first nine months of fiscal 2015. Revenue for the third quarter of fiscal 2016 includes a catch-up payment of $2.9 million for previously unreported royalties owed to the Company by one customer for the period from fiscal 2009 through fiscal 2016. This amount was partially offset in the first nine months of fiscal 2016 by a reduction in royalties and license fee revenue in the second quarter of fiscal 2016 resulting from an estimated $1.1 million out-of-period revenue adjustment to correct a cumulative overstatement of royalty revenue, of which $1.0 million related to years prior to fiscal 2016. The overstatement was not material to any prior periods. During the quarter ended June 30, 2016, the Company entered into a settlement agreement with this customer and agreed to pay the customer $1.4 million to settle this matter.  The additional obligation amount settled was considered to be a change in estimate and was recorded as a reduction of royalty revenue during the quarter ended June 30, 2016. Operating income as a percentage of revenue was 42.5% and 54.1% in the third quarter of fiscal 2016 and 2015, respectively, and 32.4% and 50.3% in the first nine months of fiscal 2016 and 2015, respectively. Operating income was positively impacted by revenue gains, but was offset by transaction, integration, amortization, and contingent consideration accretion of $0.6 million and $4.2 million, respectively, in the quarter and nine months ended June 30, 2016 associated with the Creagh Medical and NorMedix acquisitions.

In Vitro Diagnostics. Operating income was $1.7 million in the third quarter of fiscal 2016, compared with $1.2 million in the third quarter of fiscal 2015. Operating income was $5.3 million in the first nine months of fiscal 2016, compared with $3.2 million in the first nine months of fiscal 2015. Product sales increased $0.1 million and $2.0 million in the third quarter and first nine months of fiscal 2016, respectively. Related product gross margins were 63.5% and 63.9% in the third quarter and first nine months of fiscal 2016, respectively, as compared to 65.5% and 65.1% in the third quarter and first nine months of fiscal 2015, respectively. Product gross margins decreased as a result of sales mix, as antigens, a product that we distribute, had proportionately higher sales as compared with the prior-year period. The sales mix impact on gross margins more than offset improved manufacturing leverage on other products as the result of improved volumes. In Vitro Diagnostics’ direct expenses in both the third quarter and first nine months of fiscal 2016, respectively, compared with the same periods fiscal 2015 driven by lower legal expenses. Allocated corporate expenses were relatively unchanged in the third quarter and the first nine months of fiscal 2016 compared with the third quarter and first nine months of fiscal 2015. The operating income as a percentage of revenue was 38.7% and 38.6% in the third quarter and first nine months of fiscal 2016, respectively, compared with 27.8% and 27.5% for the same prior-year periods. The improvement in operating margin in the fiscal 2016 period is a result of reduced legal costs.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board of Directors related fees and expenses, which have not been fully allocated to the Medical Device and In Vitro Diagnostics segments. Corporate also includes expenses, such as litigation, which are not specific to a segment and thus not allocated to our operating segments. The unallocated Corporate operating loss was $1.7 million and $1.6 million in the three months ended June 30, 2016 and 2015, respectively. The unallocated Corporate operating loss was $5.3 million and $4.9 million in the nine months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of June 30, 2016, we had working capital of $46.0 million, a decrease of $17.1 million from September 30, 2015. Working capital is defined by us as current assets minus current liabilities. The decrease from the prior-year end is a result of several factors including an increase in investing activities, partially offset by cash provided by operating activities. Our cash and cash equivalents totaled $34.7 million at June 30, 2016, a decrease of $20.9 million from $55.6 million at September 30, 2015, principally associated with cash flow from operating activities of $18.5 million offset by the $25.1 million initial net cash payments related to our acquisitions of Creagh Medical and NorMedix, $4.9 million of plant and equipment expenditures, as well as, our investments in available-for-sale securities of $9.5 million during the first nine months of fiscal 2016.

The Company’s investment policy excludes ownership of collateralized mortgage obligations, mortgage-backed derivatives and other derivative securities without prior written approval of the Board of Directors. Our investment policy requires that for investments with a duration of greater than one year, no more than 5% of investments be held in any one credit or issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity. Management plans to continue to direct its investment advisors to manage the Company’s securities investments primarily for the safety of principal for the foreseeable future as it continues to assess other investment opportunities and uses of its cash and securities investments, including those described below.

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

On July 31, 2014, we filed a registration statement with the Securities and Exchange Commission, using a “shelf” registration process. Under this shelf process we may sell, either separately or together, debt securities, preferred stock, depositary shares, common stock and security warrants in one or more offerings up to an aggregate initial offering price of $175 million. As of June 30, 2016, we have not completed any securities offerings associated with the registration statement.

We generated cash flows from operating activities from continuing operations of approximately $18.5 million and $12.1 million in the nine months ended June 30, 2016 and 2015, respectively.  The following table depicts our cash flows provided by operating activities from continuing operations:

	Nine Months Ended
	June 30,
(Dollars in thousands)	2016	2015
Net income	$7,341	$10,590
Depreciation and amortization	3,703	2,083
Stock-based compensation	2,729	1,841
Contingent consideration accretion and unrealized foreign exchange loss	1,369	—
Deferred taxes	2	450
Net other operating activities	(445)	(974)
Net change in other operating assets and liabilities	3,816	(1,914)
Net cash provided by operating activities	$18,515	$12,076

Operating Activities. Net cash flow from operating activities has provided us with significant sources of liquidity.  We generated cash flows from operating activities of $18.5 million and $12.1 million for the first nine months of fiscal 2016 and 2015, respectively. During the first nine months of fiscal 2016, operating cash flow was primarily generated by net income as adjusted for non-cash expenses (benefits) for depreciation and amortization, stock-based compensation, contingent consideration, unrealized foreign exchange loss on Euro denominated contingent consideration and deferred taxes and reduced by net other operating activities, which includes the excess tax benefit from stock-based compensation. Net income in the first nine months of fiscal 2016 was negatively impacted by increased integration costs, intangible amortization, contingent consideration accretion associated with the Creagh Medical and NorMedix acquisitions, as well as unrealized foreign exchange loss from Creagh Medical contingent consideration. Cash flow from other operating assets and liabilities improved by $3.8 million in the first nine months of fiscal 2016 as cash flow from customer collections increased by $2.0 million associated with timing of cash receipts net of the impacts of increased revenue, and the timing of payable and accrual payments contributed $0.7 million to the increase, along with an increase of $1.1 million attributable to changes in balances of income taxes, inventory and prepaid and other.

Investing Activities. We used cash in investing activities of $39.1 million in the first nine months of fiscal 2016 compared with cash provided in investing activities of $18.4 million in the first nine months of fiscal 2015. We acquired Creagh Medical and NorMedix in the first nine months of fiscal 2016 for $25.1 million of net cash. In connection with the Creagh Medical acquisition we also assumed debt, of which $0.8 million was prefunded but not defeased, which was repaid in the third quarter of fiscal 2016. We also incurred $9.1 million of contingent consideration with a €12 million face value that is payable, if earned, in the quarter ended December 31, 2018. In connection with the NorMedix acquisition, we incurred an initial contingent consideration with a fair value of $3.5 million ($7.0 million face value) that is payable as earned through September 30, 2019. We invested $4.9 million in property and equipment in the first nine months of fiscal 2016, compared with $0.4 million in the prior-year period. We anticipate spending $3.2 million to $4.2 million for the remainder of fiscal 2016, which includes significant investments associated with our DCB and strategic initiatives. In the first nine months of fiscal 2015, we invested less than $0.1 million of cash associated with our discontinued operations.

Financing Activities.  We used cash in financing activities of $0.3 million and $19.9 million in the first nine months of fiscal 2016 and 2015, respectively.  In the first nine months of fiscal 2016, we paid contingent consideration of $0.3 million related to an acquisition in our IVD segment in fiscal 2015 and used cash of $0.4 million to purchase common stock to pay employee taxes resulting primarily from the issuance of common shares associated with our fiscal 2013-2015 performance share program. Fiscal 2015 activity includes an accelerated share repurchase program initiated in the first quarter which is more fully described in the paragraphs below. We also used cash of $0.8 million in the first nine months of fiscal 2015 to purchase common stock to pay employee taxes resulting primarily from the issuance of common shares associated with our fiscal 2012-2014 performance share program.

Discontinued Operations. Our Pharmaceuticals discontinued operations used operating cash of less than $0.1 million in the first nine months of fiscal 2015. Cash generated from financing activities of less than $0.1 million in the first nine months of fiscal 2015 related to transfers of cash from continuing operations of Surmodics and consisted of cash used to make payments on accrual balances. There is no discontinued operations activity in fiscal 2016.

Customer Concentrations. Our licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic plc (“Medtronic”) was our largest customer comprising 29% of our consolidated revenue for fiscal 2015 and now comprises 26% of our consolidated revenue for the first nine months of fiscal 2016. Medtronic has several separately licensed products that generate royalty revenue for Surmodics, none of which represented more than 5% of Surmodics’ total revenue. No other individual customer using licensed technology constitutes more than 10% of Surmodics’ total revenue.

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

Future Investments and Contingent Consideration Related to Acquisitions

On November 20, 2015, the Company acquired 100% of the outstanding common shares and voting shares of Creagh Medical located in Ballinasloe, Ireland. The results of Creagh Medical’s operations have been included in the Company’s condensed consolidated financial statements as of the Creagh Medical acquisition date. The acquisition was financed with cash on hand. The Company acquired Creagh Medical for up to €30 million (approximately $32.1 million as of acquisition date), including an upfront payment of €18 million (approximately $19.3 million as of the acquisition date), including assumed debt, and up to €12 million (approximately $12.8 million as of acquisition date) based on achievement of revenue and value-creating operational milestones through September 30, 2018. The payment of the milestones will occur in the quarter ending December 31, 2018. The €12 million contingent consideration related to the Creagh Medical acquisition is denominated in Euros and not hedged.  The Company recorded a $0.2 million and $(0.3) million foreign currency exchange loss (gain) in the third quarter and first nine months of fiscal 2016, respectively, related to this contingent consideration.

On January 8, 2016, the Company acquired 100% of the shares of NorMedix, based in Plymouth, Minnesota. The acquisition was financed with cash on hand. The Company acquired NorMedix for up to $14.0 million, including an upfront payment of $7.0 million, and up to $7.0 million based on achievement of revenue and value-creating operational milestones through September 30, 2019.

We believe these strategic acquisitions combine the best-in-class capabilities of NorMedix’s catheter-based technologies, Creagh Medical’s PTA balloon platform capabilities, and Surmodics’ innovative coating and drug delivery technologies to develop highly differentiated delivery and therapeutic intravascular solutions. The result is an organization with unique device design and development expertise, rich technology content, manufacturing capabilities, and a state-of-the-art facility equipped for medical device R&D and manufacturing.

We believe that our existing cash and cash equivalents, which totaled $34.7 million as of June 30, 2016, together with cash flow from operations, our $20.0 million credit facility and $175.0 million shelf registration statement, will provide liquidity sufficient to meet our cash needs and fund our operations for the next twelve months. There can be no assurance, however, that Surmodics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms. Our anticipated liquidity needs for the remainder of fiscal 2016 may include, but are not limited to, the following: general capital expenditures in the range of $3.2 million to $4.2 million and $30.0 million associated with the potential usage of the remaining authorized amount available for share repurchases discussed previously and payments, if any, associated with the NorMedix contingent consideration.

Off-Balance Sheet Arrangements

As of June 30, 2016, the Company did not have any off-balance sheet arrangements with any unconsolidated entities.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning our growth strategy, including our ability to sign new license agreements and  broaden our hydrophilic coatings royalty revenue, product development programs, various milestone achievements, research and development expenses, selling, general and administrative expenses, future cash flow and sources of funding, short-term liquidity requirements, future property and equipment investment levels, the impact of potential lawsuits or claims, the impact of Medtronic, as well as other significant customers, including new diagnostic kit customers, our ability to recognize the expected benefits or the expected costs of our recent acquisitions and our development of the Surmodics SurVeil™ Drug Coated Balloon on any particular time frame. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent the Company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

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

•

the process of integrating our domestic acquisition of NorMedix and our first international acquisition of Creagh Medical, a company based in Ballinasloe, Ireland, into our operations poses numerous risks, including an inability to assimilate acquired operations, personnel, technology, information systems, and internal control systems and products; a lack of understanding of tax, legal and cultural differences; foreign currency exchange losses in the case of Creagh Medical; and diversion of management’s attention; and

•

other factors described in “Risk Factors” and other sections of Surmodics’ Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended September 30, 2015, which you are encouraged to read carefully.

Many of these factors are outside the control and knowledge of us, and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon our forward-looking statements and to consult any further disclosures by us on this subject in our filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of interest-bearing corporate debt securities with varying maturity dates, which are less than one year. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. As of June 30, 2016, we held $9.5 million in available-for-sale securities, therefore interest rate fluctuations would have an insignificant impact on the results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements and commercial paper instruments.

Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.

Prior to the acquisition of Creagh Medical in November 2015, substantially all sales transactions were denominated in U.S. dollars including the sale of products and the reporting of royalty revenue. We generate royalty revenue from the sale of customer products in foreign jurisdictions. Royalties generated in foreign jurisdictions by customers are converted and paid in U.S. dollars per contractual terms. Given the diverse nature of our customers’ products and international operations, changes in foreign currencies are not expected to materially impact our operating results. A limited number of our purchasing transactions are denominated in foreign currencies and they are converted to U.S. dollars. These purchasing transactions are not material to our operating results. With the Creagh Medical acquisition, we are exposed to increasing Euro currency risk with respect to future revenue, costs and cash flows from our foreign currency and operations. Further, we are subject to foreign currency risk associated with the payment of up to €12 million of Creagh Medical contingent consideration in approximately December 2018. For the first nine months of fiscal 2016, we have recorded a foreign currency exchange loss of $0.3 million related to this future payment. A 10% increase or decrease in the U.S. Dollar to Euro exchange rate could have a $1.3 million impact on this payment based on the exchange rate as of June 30, 2016. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of fluctuations in foreign currency exchange.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were not effective as of June 30, 2016 due to the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

In April 2016, the Company concluded that its internal control over financial reporting as of September 30, 2015 was not effective due to a material weakness in the design and operating effectiveness of its transactional and review controls related to recognition of royalty revenue. This material weakness has not been remediated as of June 30, 2016. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because the deficiencies related to the Company’s controls over recognition of royalty revenue could result in a misstatement of royalty revenue and related accounts and disclosures that could be material to the annual or interim consolidated financial statements, such deficiencies represent a material weakness in our internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Status of Material Weakness Remediation

With oversight from the Audit Committee, the Company’s management has designed and has implemented or will implement changes in processes and controls to remediate the material weakness described above and enhance the Company’s internal control over financial reporting as follows:

•        Established quarterly meetings of a cross-functional team from business development, accounting and legal to review and evaluate license agreements and royalty revenues, including royalty revenue reported by customers compared to expectations, new licenses and amendments, licenses impacted by expired or expiring patents, non-routine royalty revenue, status of current customer inquiries related to reported royalty revenue, and unpaid royalties, to identify circumstances that could impact recognition of royalty revenue.

•       Enhanced the evaluation of royalties reported and/or paid by customers to determine proper revenue to be recognized based on terms of the license agreement, including the information provided to accountants responsible for recording royalty revenue.

•       Augmented proactive communications with customers related to patent expirations, license terms, license utilization, changes within customer business processes and licensed technology utilization.

•       Established a periodic confirmation process whereby the Company requests customers to assert that they have used the correct royalty rate on a complete and accurate sale base.

•       Established monitoring and review of customer license agreements that are identified by business development, legal or accounting for investigation or inquiry with the customer to evaluate the accuracy of royalty amounts reported based on the license agreement and customer utilization of the Company’s technology.

The Company believes the remediation measures will strengthen the Company’s internal control over financial reporting and remediate the material weakness identified. These additional control procedures have not been fully implemented or, if implemented, have not operated for an appropriate amount of time to determine their operational effectiveness and as such, the Company has determined that the material weakness has not been remediated as of June 30, 2016.  We will  continue to monitor the effectiveness of these remediation measures and will make changes and take other action that are appropriate given the circumstances.

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

We have identified a material weakness in our internal control over financial reporting. If we do not maintain effective internal control over financial reporting, our operating results could require material modification and our financial reports may not be reliable.

As described in “Part II, Item 9A. Controls and Procedures.” of our report on Form 10-K/A for the fiscal year ended September 30, 2015, filed with the SEC on May 10, 2016, a material weakness related to the design and operating effectiveness of our transactional and review controls related to recognition of royalty revenue existed as of September 30, 2015.  This material weakness was not remediated as of June 30, 2016. As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation and because of the material weakness noted above, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2016. The current status of the material weakness remediation can be found in Part I Item 4. of this Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2016, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
4/1/16 — 4/30/16	—	N/A	—	$30,000,000
5/1/16 — 5/31/16	—	N/A	—	$30,000,000
6/1/16 — 6/30/16	—	N/A	—	$30,000,000
Total	—	N/A	—	$30,000,000

(1)

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

As of June 30, 2016, the Company has an aggregate of $30 million available for future common stock repurchases under the fiscal 2015 authorization and the fiscal 2016 authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1*	Restated Articles of Incorporation, as amended.

3.2	Restated Bylaws of Surmodics, Inc., as amended December 18, 2015 – incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 23, 2015.

10.1*	Fifth Amendment to Credit Agreement dated May 9, 2016 by and between Surmodics, Inc. and Wells Fargo Bank, National Association.

10.2*	Sixth Amendment to Credit Agreement dated June 2, 2016 by and between Surmodics, Inc. and Wells Fargo Bank, National Association.

10.3*

Real Estate Purchase Agreement for Property at Ida Business Park, Ballinasloe, Co. Galway, among Creagh Medical Limited, a wholly-owned subsidiary of Surmodics, Inc., Gerry Barrett, Brian Conneely, and Noel Dillon dated as of May 25, 2016.

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

101*

Financial statements from the Quarterly Report on Form 10-Q for Surmodics, Inc. for the quarterly period ended June 30, 2016, filed on July 29, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 29, 2016	Surmodics, Inc.

	By:	/s/ Andrew D.C. LaFrence
Andrew D.C. LaFrence
Vice President of Finance and
Chief Financial Officer
(duly authorized signatory and principal financial officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2016

SURMODICS, INC.

Exhibit	Description

3.1*	Restated Articles of Incorporation, as amended.

3.2

Restated Bylaws of Surmodics, Inc., as amended November 30, 2009 – incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, SEC File No. 0-23837.

10.1*	Fifth Amendment to Credit Agreement dated May 9, 2016 by and between Surmodics, Inc. and Wells Fargo Bank, National Association.

10.2*	Sixth Amendment to Credit Agreement dated June 2, 2016 by and between Surmodics, Inc. and Wells Fargo Bank, National Association.

10.3*

Real Estate Purchase Agreement for Property at Ida Business Park, Ballinasloe, Co. Galway, among Creagh Medical Limited, a wholly-owned subsidiary of Surmodics, Inc., Gerry Barrett, Brian Conneely, and Noel Dillon dated as of May 25, 2016.

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