Form 10-Q
period 2018-03-31
SURMODICS INC
filed 2018-05-04
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of May 2, 2018 was 13,257,956.

SIGNATURES	33

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2018	2017
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,712	$16,534
Restricted cash	350	—
Available-for-sale securities	38,330	31,802
Accounts receivable, net of allowance for doubtful accounts of $160 and $230 as of March 31, 2018 and September 30, 2017, respectively	7,216	7,211
Inventories, net	4,046	3,516
Income tax receivable	1,345	599
Prepaids and other	2,342	1,221
Total Current Assets	81,341	60,883
Available-for-sale securities	3,953	—
Deferred tax assets	3,326	4,027
Property and equipment, net	25,844	22,942
Intangible assets, net	19,725	20,562
Goodwill	27,933	27,282
Other assets	1,197	897
Total Assets	$163,319	$136,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,012	$2,396
Accrued liabilities:
Compensation	3,859	3,822
Accrued other	4,022	1,773
Deferred revenue	12,097	62
Contingent consideration	12,235	1,750
Total Current Liabilities	34,225	9,803
Contingent consideration, less current portion	1,110	13,114
Deferred revenue, less current portion	12,710	181
Other long-term liabilities	1,918	1,938
Total Liabilities	49,963	25,036
Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 13,247,068 and 13,094,988 shares issued and outstanding as of March 31, 2018 and September 30, 2017, respectively	662	655
Additional paid-in capital	5,431	5,413
Accumulated other comprehensive income	5,213	3,417
Retained earnings	102,050	102,072
Total Stockholders’ Equity	113,356	111,557
Total Liabilities and Stockholders’ Equity	$163,319	$136,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Revenue:
Product sales	$8,686	$7,936	$16,774	$15,637
Royalties and license fees	8,428	7,319	15,504	15,320
Research, development and other	1,944	2,248	3,793	4,307
Total revenue	19,058	17,503	36,071	35,264
Operating costs and expenses:
Product costs	2,913	2,562	5,804	5,190
Research and development	10,774	8,208	18,605	14,178
Selling, general and administrative	6,440	5,076	11,628	9,938
Acquired intangible asset amortization	636	591	1,254	1,187
Contingent consideration gain	(2,230)	(611)	(1,112)	(174)
Total operating costs and expenses	18,533	15,826	36,179	30,319
Operating income (loss)	525	1,677	(108)	4,945
Other (loss) income:
Investment income, net	142	85	263	170
Foreign exchange (loss) gain	(353)	(201)	(539)	473
Gain on strategic investment	—	—	177	—
Other (loss) income, net	(211)	(116)	(99)	643
Income (loss) before income taxes	314	1,561	(207)	5,588
Income tax benefit (provision)	1,220	(1,055)	185	(2,782)
Net income (loss)	$1,534	$506	$(22)	$2,806

Basic net income (loss) per share	$0.12	$0.04	$(0.00)	$0.21
Diluted net income (loss) per share	$0.11	$0.04	$(0.00)	$0.21
Weighted average number of shares outstanding:
Basic	13,102	13,220	13,078	13,207
Diluted	13,465	13,428	13,078	13,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
(In thousands)	(Unaudited)		(Unaudited)
Net income (loss)	$1,534	$506	$(22)	$2,806
Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale securities, net of tax	(28)	4	(41)	50
Foreign currency translation adjustments	1,207	660	1,837	(1,594)
Other comprehensive income (loss)	1,179	664	1,796	(1,544)
Comprehensive income	$2,713	$1,170	$1,774	$1,262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	March 31,
	2018	2017
(in thousands)	(Unaudited)
Operating Activities:
Net (loss) income	$(22)	$2,806
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,106	2,610
Stock-based compensation	2,003	1,671
Contingent consideration gain	(1,112)	(174)
Unrealized foreign exchange loss (income)	518	(473)
Deferred taxes	701	525
Gain on strategic investment	(177)	—
Provision for bad debts	25	—
Other	92	(25)
Change in operating assets and liabilities:
Accounts receivable	(15)	(223)
Inventories	(500)	132
Prepaids and other	(1,366)	(1,006)
Accounts payable and accrued liabilities	392	(1,959)
Income taxes	(776)	358
Deferred revenue	24,562	21
Net cash provided by operating activities	27,431	4,263
Investing Activities:
Purchases of property and equipment	(4,020)	(2,866)
Purchases of available-for-sale securities	(43,517)	(40,051)
Maturities of available-for-sale securities	33,000	27,071
Cash proceeds from sales of property and equipment	4	—
Cash received from sale of strategic investment	177	—
Net cash used in investing activities	(14,356)	(15,846)
Financing Activities:
Issuance of common stock	377	188
Payments for taxes related to net share settlement of equity awards	(1,132)	(2,127)
Payment of contingent consideration obligations	(925)	—
Payment of deferred financing costs	—	(97)
Net cash used in financing activities	(1,680)	(2,036)
Effect of exchange rate changes on cash and cash equivalents	133	(109)
Net change in cash and cash equivalents	11,528	(13,728)
Cash and Cash Equivalents:
Beginning of period	16,534	24,987
End of period	$28,062	$11,259
Supplemental Information:
Cash paid for income taxes	$782	$1,881
Noncash transactions from investing and financing activities:
Acquisition of property and equipment on account	$329	$303
Accrued taxes related to net share settlement of equity awards	1,222	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended March 31, 2018

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, needed to fairly present the financial results of Surmodics, Inc. and subsidiaries (“Surmodics” or the “Company”) for the periods presented. These financial statements include amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of net income (loss)  in the period in which the change in estimate is identified. The results of operations for the three and six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire 2018 fiscal year.

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

2. New Accounting Pronouncements

Accounting Standards to be Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606). Principles of this guidance require entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting standard will be effective for the Company beginning in the first quarter of fiscal year 2019 (October 1, 2018) using one of two prescribed retrospective methods. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s business model and consolidated results of operations, cash flows and financial position. The Company currently plans to adopt the standard using the modified retrospective approach and expects the impact will be material to the consolidated financial statements due to an anticipated one-quarter acceleration of minimum license fees and royalty revenue earned under its hydrophilic license agreements, as well as several additional required financial statement footnote disclosures. Additionally, the Company is currently evaluating the effect of this standard on the recognition of revenue for the payments the Company may earn under its agreement related to the Company’s SurVeil® drug-coated balloon with Abbott Vascular, Inc. (“Abbott”) entered into in fiscal 2018, which is disclosed in Note 3 to the condensed consolidated financial statements. Under the modified retrospective approach, the Company will apply the new revenue standard to all new revenue contracts initiated on or after the effective date, and, for contracts which have remaining obligations as of the effective date, the Company will adjust the beginning balance of retained earnings as of October 1, 2018.

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

3. Collaborative Arrangement

On February 26, 2018, the Company entered into an agreement with Abbott whereby Abbott will have exclusive worldwide commercialization rights for Surmodics' SurVeil® drug-coated balloon to treat the superficial femoral artery, which is currently being evaluated in a U.S. pivotal clinical trial. Separately, Abbott also received options to negotiate agreements for Surmodics' below-the-knee and arteriovenous (AV) fistula drug-coated balloon products, which are currently in pre-clinical development. Surmodics is responsible for conducting all necessary clinical trials and other activities required to achieve U.S. and European Union regulatory clearances for SurVeil, including completion of the ongoing TRANSCEND clinical trial. Abbott and Surmodics will participate on a joint development committee charged with providing guidance on the Company’s clinical and regulatory activities with regard to the SurVeil product.

The Company has received a $25 million upfront fee and may receive up to $67 million of additional payments upon achievement of various clinical and regulatory milestones. The upfront fee and potential milestone payments will be recognized as royalty and license fee revenue as the clinical and regulatory activities are performed on a proportional performance basis, relative to the expected total cost of each underlying unit of account. For the three and six-month periods ended March 31, 2018, the Company recognized revenue totaling $0.5 million from the Abbott arrangement. The remainder of the $25 million upfront payment received is included in deferred revenue as of March 31, 2018. Upon the regulatory approval of the SurVeil® drug-coated balloon, Surmodics will be responsible for the manufacture and supply of clinical and commercial quantities of the product and will realize revenue based on initial product sales to Abbott as well as a share of net profits resulting from third-party sales by Abbott.

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

The Company did not have any Level 1 assets as of March 31, 2018 and September 30, 2017.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company’s Level 2 assets as of March 31, 2018 and September 30, 2017 consisted of money market funds, commercial paper instruments and corporate bonds.

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

Level 3 liabilities as of March 31, 2018 and September 30, 2017 consist of contingent consideration obligations related to the fiscal 2016 acquisitions of Creagh Medical Ltd. (“Creagh Medical”) and NorMedix, Inc. (“NorMedix”). Consideration owed to the sellers of Creagh Medical upon achievement of revenue and value-creating milestones through September 30, 2018, is due to be paid during the quarter ending December 31, 2018. Consideration owed to the sellers of NorMedix upon achievement of revenue and value-creating milestones through September 30, 2019, is due to be paid within sixty days following the quarter in which each milestone is achieved. Contingent consideration included in current liabilities of $12.2 million and $1.8 million as of March 31, 2018 and September 30, 2017, respectively, represents the Company’s estimated fair value of amounts expected to be paid within one year of each respective balance sheet date. During the three months ended March 31, 2018, the Company paid contingent consideration obligations related to the NorMedix acquisition totaling $0.9 million, which are included in cash flows used in financing activities on the condensed consolidated statement of cash flows.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2018:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2018
Assets
Cash equivalents	$—	$21,432	$—	$21,432
Available-for-sale securities	—	42,283	—	42,283
Total assets	$—	$63,715	$—	$63,715

Liabilities
Contingent consideration	$—	$—	$(13,345)	$(13,345)
Total liabilities	$—	$—	$(13,345)	$(13,345)

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

The following table summarizes the changes in the contingent consideration liabilities measured at fair value using Level 3 inputs for the three and six months ended March 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2018	2017	2018	2017
Beginning balance	$16,162	$14,291	$14,864	$14,517
Additions	—	—	—	—
Fair value adjustments	(2,317)	(1,159)	(1,298)	(1,159)
Settlements	(925)	—	(925)	—
Interest accretion	87	548	186	985
Foreign currency translation loss (gain)	338	190	518	(473)
Ending balance	$13,345	$13,870	$13,345	$13,870

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

Contingent consideration — The contingent consideration liabilities were determined based on discounted cash flow analyses that included revenue estimates, probability of strategic milestone achievement and a discount rate, which are considered significant unobservable inputs. For the NorMedix revenue-based milestones, the Company discounted forecasted revenue by 23.0%, which represents the Company’s weighted average cost of capital for this transaction, adjusted for the short-term nature of the cash flows. The present value of forecasted revenue was used as an input into an option pricing approach, which also considered the Company’s risk of non-payment of the NorMedix revenue-based milestones. Expected payments of the Creagh Medical revenue milestones were discounted using the Company’s estimated cost of debt at March 31, 2018. Non-revenue milestones for the Creagh Medical and NorMedix acquisitions that have not already been achieved were projected to have a 0-90% probability of achievement and expected payments were discounted using the Company’s estimated cost of debt, or 2.3% to 4.5%. To the extent that actual results differ from these estimates, the fair value of the contingent consideration liabilities could change significantly. Accretion expense is recorded as an increase to the contingent consideration liabilities due to the passage of time. Fair value adjustments represent changes in the value of the obligations related to adjustments to forecasted revenue and probability of strategic milestone completion. The contingent consideration liability related to the Creagh Medical acquisition is denominated in Euros and is not hedged. Foreign currency translation and losses are recorded as this obligation is marked to period-end exchange rates.

5. Investments

Investments consisted principally of commercial paper and corporate bond securities and are classified as available-for-sale as of March 31, 2018 and September 30, 2017. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from the condensed consolidated statements of operations and reported in the condensed consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the condensed consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other (loss) income. This adjustment results in a new cost basis for the investment. Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in investment income, net within other (loss) income. Realized gains and losses from the sales of debt securities, which are included in other (loss) income, are determined using the specific identification method. Investment purchases are accounted for on the date the trade is executed, which may not be the same as the date the transaction is cash settled.

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities were as follows:

	March 31, 2018
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term commercial paper and corporate bonds	$38,371	$—	$(41)	$38,330
Long-term corporate bonds	3,964	—	(11)	3,953
Total	$42,335	$—	$(52)	$42,283

	September 30, 2017
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper and corporate bonds	$31,817	$—	$(15)	$31,802
Total	$31,817	$—	$(15)	$31,802

6. Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead, with cost of product sales determined on a first-in, first-out basis. Inventories consisted of the following components:

	March 31,	September 30,
(Dollars in thousands)	2018	2017
Raw materials	$2,002	$1,603
Work-in process	843	659
Finished products	1,201	1,254
Total	$4,046	$3,516

7. Other Assets

Other assets consist of the following:

	March 31,	September 30,
(Dollars in thousands)	2018	2017
ViaCyte, Inc.	$479	$479
Other noncurrent assets	718	418
Other assets, net	$1,197	$897

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

8. Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer lists and relationships, licenses and trademarks. The Company recorded amortization expense of $0.7 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively. The Company recorded amortization expense of $1.4 million and $1.3 million for the six months ended March 31, 2018 and 2017, respectively.

Intangible assets consisted of the following:

	March 31, 2018
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	8.9	$18,832	$(8,777)	$10,055
Developed technology	11.5	9,829	(1,950)	7,879
Non-compete	5.0	230	(127)	103
Patents and other	16.5	2,321	(1,496)	825
Subtotal		31,212	(12,350)	18,862
Unamortized intangible assets:
In-process research and development		283	—	283
Trademarks and trade names		580	—	580
Total		$32,075	$(12,350)	$19,725

	September 30, 2017
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	8.9	$18,293	$(7,834)	$10,459
Developed technology	11.7	9,297	(1,478)	7,819
Non-compete	5.0	230	(103)	127
Patents and other	16.5	2,321	(1,423)	898
Subtotal		30,141	(10,838)	19,303
Unamortized intangible assets:
In-process research and development		679	—	679
Trademarks and trade names		580	—	580
Total		$31,400	$(10,838)	$20,562

Based on the intangible assets in service as of March 31, 2018, excluding any possible future amortization associated with acquired in-process research and development (“IPR&D”), which has not met technological feasibility as of March 31, 2018, estimated amortization expense for the remainder of fiscal 2018 and each of the next five fiscal years is as follows (in thousands):

Remainder of 2018	$1,398
2019	2,795
2020	2,620
2021	2,481
2022	2,441
2023	1,807

Future amortization amounts presented above are estimates. Actual future amortization expense may be different as a result of future acquisitions, impairments, completion or abandonment of IPR&D intangible assets, changes in amortization periods, or other factors.

The Company defines IPR&D as the value of technology acquired for which the related projects have substance and are incomplete. IPR&D acquired in a business acquisition is recognized at fair value and requires the IPR&D to be capitalized as an indefinite-lived intangible asset until completion of the IPR&D project or abandonment. Upon completion of the development project (generally when regulatory approval to market the product is obtained), an impairment assessment is performed prior to amortizing the asset over its estimated useful life. If the IPR&D projects are abandoned, the related IPR&D assets would be written off. During the second quarter of fiscal 2018, we reclassified $0.4 million of acquired IPR&D to developed technology as the technology was commercialized.

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

Goodwill as of March 31, 2018 and September 30, 2017 totaled $27.9 million and $27.3 million, respectively. Goodwill in the Medical Device reporting unit represents the gross value from the fiscal 2016 acquisitions of Creagh Medical and NorMedix. Goodwill in the In Vitro Diagnostics reporting unit represents the gross value from the acquisition of BioFX Laboratories, Inc. (“BioFX”) in fiscal 2007.

Goodwill was not impaired in either reporting unit based on the outcome of the fiscal 2017 annual impairment test, and there have been no events or circumstances that have occurred in the first six months of fiscal 2018 to indicate that goodwill has been impaired.

The change in the carrying amount of goodwill by segment for the six months ended March 31, 2018 was as follows:

(Dollars in thousands)	In Vitro Diagnostics	Medical Device	Total
Balance as of September 30, 2017	$8,010	$19,272	$27,282
Currency translation adjustment	—	651	651
Balance as of March 31, 2018	$8,010	$19,923	$27,933

10. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	September 30,
	2018	2017
Accrued professional fees	$362	$501
Accrued clinical study expense	1,424	411
Accrued inventory purchases	692	596
Construction in progress	198	—
Customer claim	1,000	—
Other	346	265
Total	$4,022	$1,773

11. Stock-based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock awards, performance share awards, restricted stock units and deferred stock units. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period.

The Company’s stock-based compensation expenses were allocated to the following expense categories:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2018	2017	2018	2017
Product costs	$23	$37	$17	$50
Research and development	179	123	337	248
Selling, general and administrative	899	722	1,649	1,373
Total	$1,101	$882	$2,003	$1,671

As of March 31, 2018, approximately $7.6 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.4 years. The unrecognized compensation costs above include $1.0 million, remaining to be expensed over the life of the awards, based on payout levels associated with performance share awards that are currently anticipated to be fully expensed because the performance conditions are expected to exceed minimum threshold levels.

Stock Option Awards

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair values of stock options granted during the three months ended March 31, 2018 and 2017  were $9.00 and $7.59, respectively, and $10.32 and $7.59 during the six months ended March 31, 2018 and 2017, respectively.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Risk-free interest rates	2.6%	1.9%	2.1%	1.7%
Expected life (years)	4.8	4.7	4.8	4.6
Expected volatility	33.0%	34.1%	33.0%	34.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The risk-free interest rate assumption was based on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards. The expected life of options granted was determined based on the Company’s experience. Expected volatility was based on the Company’s stock price movement over a period approximating the expected term. Based on management’s judgment, dividend yields were expected to be 0.0% for the expected life of the options. The Company also estimated forfeitures of options granted, which were based on historical experience.

Non-qualified stock options are granted at fair market value on the date of grant. Non-qualified stock options expire in seven to ten years or upon termination of employment or service as a Board member. With respect to members of our Board, non-qualified stock options generally become exercisable on a pro-rata basis within the one-year period following the date of grant. With respect to our employees, non-qualified stock options generally become exercisable with respect to 25% of the shares on each of the first four anniversaries following the grant date. The stock-based compensation table above includes stock option expenses recognized related to these awards, which totaled $0.4 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively, and $0.8 million and $0.6 million for the six months ended March 31, 2018 and 2017, respectively.

The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2018 and 2017 was $3.1 million and less than $0.1 million, respectively. The total pre-tax intrinsic value of options exercised during the six months ended March 31, 2018 and 2017 was $3.3 million and less than $0.1 million, respectively. The intrinsic value represents the difference between the Company’s common stock fair market value on the date of exercise and the option’s exercise price.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance, these shares are considered to be non-vested shares. The Restricted Stock is released to the key employees if they are employed by the Company at the end of the vesting period. Restricted Stock vesting periods range from one to three years. During the six months ended March 31, 2018 and 2017, the Company awarded 53,455 and 41,433 Restricted Stock shares, respectively, to certain key employees and officers. Forfeiture of 3,482, and 1,406 Restricted Stock shares occurred during the six months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and September 30, 2017, 94,197 and 67,917 Restricted Stock shares were outstanding, respectively. Compensation expense has been recognized for the estimated fair value of the common shares, net of estimated forfeitures, and is being charged to operating expenses over the vesting term. The stock-based compensation expense table includes Restricted Stock expenses recognized related to these awards, which totaled $0.3 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. The stock-based compensation expense table includes Restricted Stock expenses recognized related to these awards, which totaled $0.5 million and $0.3 million for the six months ended March 31, 2018 and 2017, respectively.

Performance Share Awards

The Company has entered into performance share agreements with certain key employees and executives, covering the issuance of common stock (“Performance Shares”). Performance Shares vest upon the achievement of all or a portion of certain performance objectives (which may include financial or project objectives), which must be achieved during the performance period. The Organization and Compensation Committee of the Board of Directors (the “Committee”) approves the performance objectives used for our executive compensation programs, which objectives were cumulative revenue and cumulative earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the three-year performance periods for awards granted in fiscal 2015

(2015 – 2017), fiscal 2016 (2016 – 2018) and fiscal 2017 (2017 – 2019). The fiscal 2017 awards also include performance objectives related to achievement of the Company’s strategic initiatives. Assuming that the minimum performance level is attained, the number of shares that may actually vest will vary based on performance from 20% (minimum) to 200% (maximum) of the target number of shares. Shares will be issued to participants as soon as practicable following the end of each performance period, subject to Committee approval and verification of results. Awards granted in fiscal 2015 were finalized in the six months ended March 31, 2018 and resulted in the issuance of 51,478 shares (maximum was 84,398 shares) based on the performance objectives relative to actual results achieved during the performance period. The per share compensation cost for each award is fixed on the grant date. Compensation expense is recognized in each period based on management’s estimate of the achievement level of actual and forecasted results, as appropriate, compared with the specified performance objectives and the related impact on the number of Performance Shares expected to vest. The stock-based compensation expense table includes Performance Shares expenses recognized related to these awards, which totaled $0.2 million and $0.4 million, respectively, for the three months ended March 31, 2018 and 2017, respectively. The stock-based compensation expense table includes the Performance Shares expenses recognized related to these awards, which totaled $0.4 million and $0.6 million for the six months ended March 31, 2018 and 2017, respectively.

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

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 600,000 shares of common stock. All full-time and part-time U.S. employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of March 31, 2018 and September 30, 2017, there was less than $0.1 million of employee contributions included in accrued liabilities in the condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three and six months ended March 31, 2018 and 2017 totaled less than $0.1 million in each respective period. The stock-based compensation table includes the Stock Purchase Plan expenses.

Restricted Stock and Deferred Stock Units

During the six months ended March 31, 2018 and 2017, the Company awarded 21,265 and 14,728 restricted stock units (“RSUs”), respectively, to non-employee directors and certain key employees in foreign jurisdictions. As of March 31, 2018 and September 30, 2017, 60,440 and 44,391 RSUs were outstanding. RSU awards are not considered issued or outstanding common stock of the Company until they vest. The estimated fair value of the RSUs was calculated based on the closing market price of Surmodics’ common stock on the grant date. Compensation expense has been recognized for the estimated fair value of the common shares and is being charged to operating expenses over the vesting term. The stock-based compensation table includes RSU expenses recognized related to these awards, which totaled $0.1 million for both the three-month periods ended March 31, 2018 and 2017. The stock-based compensation table includes RSU expenses recognized related to these awards, which totaled $0.2 million and $0.1 million for the six months ended March 31, 2018 and 2017, respectively.

Directors can also elect to receive their annual fees for services to the Board in deferred stock units (“DSUs”). Certain directors elected this option beginning on January 1, 2013 with deferral elections made annually. During the six months ended March 31, 2018 and 2017, 1,432 and 2,501 units, respectively, were issued with a total fair value of less than $0.1 million in each period. As of March 31, 2018 and September 30, 2017, outstanding DSUs totaled 25,873 and 24,441, respectively. These DSUs are fully vested. Stock-based compensation expense related to DSU awards totaled less than $0.1 million for both the three-month periods ended March 31, 2018 and 2017. Stock-based compensation expense related to DSU awards totaled $0.1 million for both the six-month periods ended March 31, 2018 and 2017.

12. Revolving Credit Facility

The Company had a revolving credit facility with available principal totaling $30.0 million, which was scheduled to terminate on November 2019. The Company terminated this agreement on March 30, 2018, at which time there was no outstanding balance.

13. Net Income (Loss) Per Share Data

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company’s potentially dilutive common shares are those that result from dilutive common stock options, non-vested stock relating to restricted stock awards, restricted stock units, deferred stock units and performance shares. Options to purchase common stock as well as unvested restricted stock and performance stock units are considered to be potentially dilutive common shares, but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for the six months ended March 31, 2018 as a result of the net loss incurred for that period. Therefore, diluted net loss per share was the same as basic net loss per share for the six months ended March 31, 2018. The calculation of weighted average diluted shares outstanding excludes outstanding stock options associated with the right to purchase less than 0.1 million shares of common stock for the three months ended March 31, 2018, as their inclusion would have had an antidilutive effect on diluted net income per share.

The calculation of weighted average diluted shares outstanding excludes outstanding stock options associated with the right to purchase 0.5 million and 0.3 million shares of common stock for the three and six months ended March 31, 2017, respectively, as their inclusion would have had an antidilutive effect on diluted net income per share.

The following table sets forth the denominator for the computation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net income (loss) available to common shareholders	$1,534	$506	$(22)	$2,806
Basic weighted average shares outstanding	13,102	13,220	13,078	13,207
Dilutive effect of outstanding stock options, non-vested restricted stock, restricted stock units, deferred stock units and performance shares	363	208	—	208
Diluted weighted average shares outstanding	13,465	13,428	13,078	13,415

The Company’s Board of Directors has authorized the repurchase of up to $25.3 million of the Company’s outstanding common stock. This authorization does not have an expiration date.

14. Income Taxes

For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to year-to-date pretax income (loss), excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company recorded income tax (benefit) provision of ($1.2) million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively. The Company recorded income tax (benefit) provision of ($0.2) million and $2.8 million for the six months ended March 31, 2018 and 2017, respectively.  In December 2017, the Tax Cuts and Jobs Act tax legislation was signed into law, which reduced the U.S. Federal statutory tax rate from 35% to 21%, among other changes. As a result of the enactment of this legislation, the tax provision for the first six months of fiscal 2018 includes discrete tax expense of $1.2 million from the Company’s net deferred tax assets revaluation based on the enacted tax rate of 21%, as compared with the previous rate of 35%. U.S. tax law requires that taxpayers with a fiscal year beginning before and ending after the effective date of a rate change calculate a blended tax rate for the year based on the pro rata number of days in the year before and after such effective date. As a result, for the fiscal year ending September 30, 2018, our U.S. federal statutory income tax rate is expected to be 24.5%. The effective income tax rate for the three and six months ended March 31, 2018 and 2017 differs from the U.S. federal statutory tax rate of 24.5% and 35%, respectively, primarily due to operating losses incurred in Ireland, where tax benefits are offset by a valuation allowance, and non-deductible acquired intangible asset amortization, contingent consideration gain, including fair value adjustments, as well as unrealized foreign currency translation gains and losses on Euro-denominated contingent consideration liabilities. These increases to the effective income tax rate were partially offset by the U.S. federal research and development income tax credit and, in fiscal 2017, the domestic production manufacturing deduction. The effective income tax rate for the three months ended March 31, 2018 was impacted by discrete tax benefit of $0.2 million related to share awards vested, expired, cancelled and exercised during the periods. The effective income tax rate for the six months ended March 31, 2018 and 2017 was impacted by discrete tax benefit (expense) of $0.4 million and ($0.3) million, respectively, related to share awards vested, expired, cancelled and exercised during the periods.

The total amount of unrecognized tax benefits, excluding interest and penalties that, if recognized, would affect the effective tax rate is $1.5 million and $1.2 million as of March 31, 2018 and September 30, 2017, respectively. Interest and penalties related to unrecognized tax benefits are recorded in the income tax provision.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions as well as several non-U.S. jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. U.S. income tax returns for years prior to fiscal 2013 are no longer subject to examination by federal tax authorities. For tax returns for state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2007. For tax returns for non-U.S. jurisdictions, the Company is no longer subject to income tax examination for years prior to 2012. Additionally, the Company has been indemnified of liability for any taxes relating to Creagh Medical and NorMedix for periods prior to their respective acquisition dates, pursuant to the terms of the related share purchase agreements. As of March 31, 2018 and September 30, 2017, there were no undistributed earnings in foreign subsidiaries. The Internal Revenue Service (“IRS”) commenced an examination of our fiscal 2016 U.S. federal income tax return in the fourth quarter of fiscal 2017. The examination has not been completed.

15. Segment and Geographical Information

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

The tables below present segment revenue, operating income (loss) and depreciation and amortization, as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2018	2017	2018	2017
Revenue:
Medical Device	$14,052	$12,726	$26,826	$26,482
In Vitro Diagnostics	5,006	4,777	9,245	8,782
Total revenue	$19,058	$17,503	$36,071	$35,264

Operating income (loss):
Medical Device	$232	$1,504	$(157)	$5,223
In Vitro Diagnostics	2,423	2,236	4,093	3,692
Total segment operating income	2,655	3,740	3,936	8,915
Corporate	(2,130)	(2,063)	(4,044)	(3,970)
Total operating income (loss)	$525	$1,677	$(108)	$4,945

Depreciation and amortization:
Medical Device	$1,324	$1,053	$2,596	$2,058
In Vitro Diagnostics	100	103	190	206
Corporate	162	172	320	346
Total depreciation and amortization	$1,586	$1,328	$3,106	$2,610

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

16. Commitments and Contingencies

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

On January 17, 2018, we entered into a settlement agreement fully resolving the previously disclosed litigation involving Merit Medical Systems, Inc. (“Merit”) and NorMedix.In April 2018, a customer notified the Company that it believes it overpaid hydrophilic coating royalties to the Company from January 2009 through December 2017. The Company recorded a $1.0 million accrual for this claim in other accrued liabilities and selling, general and administrative expenses, as of and for the three-month period ended March 31, 2018.

InnoCore Technologies BV. In March 2006, the Company entered into a license agreement whereby Surmodics obtained an exclusive license to a drug delivery coating for licensed products within the vascular field which included peripheral, coronary and neurovascular biodurable stent products. The license requires an annual minimum payment of 200,000 euros (equivalent to $246,000 using a euro to US dollar exchange rate of $1.2319 to the Euro as of March 31, 2018) until the last patent expires which is currently estimated to be September 2027. The total minimum future payments associated with this license are approximately $2.5 million. The license is currently utilized by one of the Company’s drug delivery customers.

Operating Leases. The Company leases certain facilities under noncancelable operating lease agreements. Rent expense for the three months ended March 31, 2018 and 2017 was $0.1 million for each period. Rent expense for the six months ended March 31, 2018 and 2017 was $0.2 million for each period. In November 2017, the Company executed a lease for a 36,000 square feet facility in Eden Prairie, Minnesota. This facility will consolidate substantially all of our whole products solutions research and development operations into one location. Contractual obligations under the lease agreement total $4.0 million over the ten-year lease term, which is expected to commence in May 2018. In connection with this lease, the Company deposited $0.4 million into a restricted cash account, to be held until the leased facility is occupied, at which point the cash will be returned to the Company. In connection with the buildout of this leased facility, the Company has capitalized $2.0 million of leasehold improvements in progress as of March 31, 2018, which is included in property and equipment on the consolidated balance sheet. Annual commitments pursuant to operating lease agreements in place as of March 31, 2018 for the remainder of fiscal 2018 and each of the next five fiscal years are as follows (in thousands):

Remainder of 2018	$247
2019	441
2020	450
2021	396
2022	391
2023	399
Thereafter	1,933
Total minimum lease payments	$4,257

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

Overview

Surmodics is a leading provider of medical device and in vitro diagnostic technologies to the healthcare industry. In fiscal 2018, our revenue performance continues to be driven by our core Medical Device and In Vitro Diagnostics (“IVD”) businesses. Revenue in the Medical Device business is composed of product sales, hydrophilic coatings royalties, and contract research and development services. Medical Device segment revenue increased 1% for the first six months of fiscal 2018 as compared with the same prior-year period. Medical Device revenue was favorably impacted by increased reagent and medical device product sales and royalty and license fee revenue from our Abbott Vascular, Inc. (“Abbott”) agreement described below. These favorable impacts were partly offset by declines in research, development and other revenue. Our IVD business derives its revenue from diagnostic technology product sales. Revenue from the IVD segment increased 5% in the first six months of fiscal 2018 as compared with the same prior-year period.

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

Since fiscal 2013, with our investment in our drug-coated balloon (“DCB”) platform, we have been focused on a strategy to develop and manufacture proprietary medical device products that combine our surface modification coatings with medical devices or delivery systems (“whole-product solutions”). Our aim is to provide customers earlier access to highly differentiated whole-product solutions that address unmet clinical needs. On February 26, 2018, we entered into an agreement with Abbott whereby Abbott will have exclusive worldwide commercialization rights for Surmodics’ SurVeil® drug-coated balloon to treat the superficial femoral artery (“SurVeil”), which is currently being evaluated in a U.S. pivotal clinical trial. Separately, Abbott also received options to negotiate agreements for Surmodics' below-the-knee and arteriovenous (AV) fistula drug-coated balloon products, which are currently in pre-clinical development. We will collaborate with Abbott on product development, clinical trials and regulatory activities to obtain marketing clearances in the U.S. and the European Union. Expenses related to these activities will primarily be paid by Surmodics. We received an upfront payment of $25 million and may earn up to an additional $67 million upon achievement of certain milestones related to regulatory approval and clinical trial activities. Upon the regulatory approval of SurVeil, Surmodics will be responsible for the manufacture and supply of clinical and commercial quantities of the product and will realize revenue from product sales to Abbott, as well as a share of profits resulting from third-party sales. The agreement with Abbott represents a significant step forward in our whole-product solutions strategy. In the second quarter of fiscal 2018, we recognized revenue of $0.5 million related to the Abbott agreement which is included in royalties and license fees in our medical device segment. Revenue from the upfront fee will be recognized as regulatory and clinical activities are performed. Revenue from the contingent milestones will be recognized when the contingencies are resolved. We are currently evaluating the effects of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which was issued by the Financial Accounting Standards Board (“FASB”) in May 2014, on the upfront and potential milestone payments from Abbott, and those effects may be material upon adoption of the standard in fiscal 2019.

We have several U.S. and international issued patents and pending international patent applications protecting various aspects of proprietary surface modification technologies, including compositions, methods of manufacture and methods of coating devices. The expiration dates for these patents and the anticipated expiration dates of patent applications that cover our hydrophilic coating technologies range from fiscal 2020 to fiscal 2035. Our third-generation PhotoLink technology was protected by a family of patents that expired in November 2015 (in the U.S.) and October 2016 (in certain other countries). The royalty revenue associated with our third-generation technology was approximately 12% of our fiscal 2017 revenue. Approximately 21% of our total revenue in fiscal 2017 was generated from our fourth-generation PhotoLink technology, which is protected by a family of patents that begin to expire in fiscal 2020. Of the license agreements using our early-generation technologies, most continue to generate royalty revenue at a reduced royalty rate beyond patent expiration. Our remaining hydrophilic royalty revenue is primarily derived from other Surmodics coating technologies that are protected by a number of patents extending to fiscal 2035. While we are actively seeking to convert our customers to one of our advanced generations of our hydrophilic coating technology, there can be no assurance that we will be successful in doing so, or that those customers that have converted, or will convert, will sell products utilizing our technology which will generate earned royalty revenue for us.

Overview of Research and Development Activities

Throughout fiscal 2018, we will continue to invest in our whole-product solutions strategy through research and development (“R&D”) activities in our proprietary products pipeline, including clinical and regulatory activities necessary to bring these products to market. Tangible results of these investments in fiscal 2018 include initializing the TRANSCEND Surveil pivotal clinical trial and the related partnership with Abbott to develop and commercialize the SurVeil product, as well as U.S. Food and Drug Administration (“FDA”) clearances for our Telemark™ coronary/peripheral support microcatheter and our .018” low-profile percutaneous transluminal angioplasty balloon dilation catheter (“.018” PTA balloon catheter”). Additionally, in late fiscal 2017, we received FDA and Conformité Européenne clearances for our .014” low-profile PTA balloon catheter, designed for peripheral angioplasty procedures.

The development of these products is a major step forward in our strategy to offer whole-product solutions for the medical device industry. The SurVeil DCB early feasibility clinical study, conducted in the U.S., met its primary endpoint by demonstrating peak paclitaxel plasma concentrations post-index procedure. Consistent with pre-clinical data, systemic levels were low and cleared rapidly.

In July 2017, we received an investigational device exemption (“IDE”) from the FDA to initiate a pivotal clinical trial of the SurVeil DCB. The randomized clinical trial, TRANSCEND, is evaluating the SurVeil DCB for treatment for PAD in the upper leg compared with the Medtronic IN.PACT® Admiral® DCB. The objective of the TRANSCEND clinical trial is to evaluate the safety and effectiveness of the SurVeil DCB device for treatment of subjects with symptomatic PAD due to stenosis of the femoral and/or popliteal arteries. If successful, the TRANSCEND clinical trial will be used to support regulatory approvals and reimbursement in the U.S. and Europe. The trial will enroll up to 446 subjects at up to 60 sites in the U.S. and 18 outside the U.S. Study participants will be randomized to receive either treatment with SurVeil DCB or IN.PACT Admiral DCB. The trial’s primary efficacy endpoint is primary patency, defined as a composite of freedom from restenosis and clinically-driven target lesion revascularization through 12 months post-index procedure. All randomized subjects will be followed through 60 months post-index procedure. We initiated enrollment in the TRANSCEND clinical trial in October 2017 and have engaged a clinical research organization to assist us with the administration of the clinical trial. There is no assurance that the TRANSCEND clinical trial will support regulatory approval, or that any anticipated time frame will be met. We estimate that the total cost of the TRANSCEND clinical trial will range between $32 million to $40 million over the next several years, of which approximately $6.4 million has been incurred through March 31, 2018. To the extent that we achieve certain agreed-upon milestones in connection with the TRANSCEND clinical trial, we may receive up to $67 million of additional milestone payments pursuant to the Abbott agreement discussed above.

We are executing on our plan to develop and commercialize 12-15 medical device products over the next 5 years. Additional planned activities include initiation of surface modification experiments that improve medical device performance, as well as incorporation of our catheter technology platform into various other devices intended for the emerging peripheral vascular treatment market.  Additionally, we are developing other products that utilize our DCB platform, including DCB’s for treatment of PAD below-the-knee and arteriovenous fistulae, commonly associated with hemodialysis. We may also acquire technologies, when appropriate, to complement or integrate with our existing proprietary products.

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

Critical Accounting Policies

Critical accounting policies are those policies that require the application of management’s most challenging, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. For the quarter ended March 31, 2018, there were no significant changes in our critical accounting policies.

For a detailed description of our critical accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Results of Operations – Three and Six Months Ended March 31

Revenue. Revenue for the second quarter of fiscal 2018 was $19.1 million, an increase of $1.6 million, or 8.9%, as compared with the second quarter of fiscal 2017. Revenue for the first six months of fiscal 2018 was $36.1 million, an increase of $0.8 million, or 2.3%, compared with the first six months of fiscal 2017. The following is a summary of revenue by segment.

	Three Months Ended March 31,		%	Six Months Ended March 31,		%
(Dollars in thousands)	2018	2017	Change	2018	2017	Change
Revenue
Medical Device	$14,052	$12,726	10.4%	$26,826	$26,482	1.3%
In Vitro Diagnostics	5,006	4,777	4.8%	9,245	8,782	5.3%
Total Revenue	$19,058	$17,503	8.9%	$36,071	$35,264	2.3%

Medical Device. Medical Device revenue was $14.1 million in the second quarter of fiscal 2018, an increase of 10.4% as compared with $12.7 million for the second quarter of fiscal 2017. Medical Device revenue was $26.8 million in the first six months of fiscal 2018, an increase of 1.3% as compared with $26.5 million for first six months of fiscal 2017. Royalties and license fee revenue increased $1.1 million in the current quarter as compared with the prior-year quarter as a result of strength in our hydrophilic royalties business, as well as $0.5 million of license fee revenue from our SurVeil® drug-coated balloon arrangement with Abbott. Additionally, product sales increased 16%, or $0.5 million, in the current quarter as compared with the prior-year quarter, due primarily to an increase in balloon catheter shipments. These increases were partly offset by a reduction in research, development and other revenue of $0.3 million in the second quarter of fiscal 2018 as compared with the second quarter of fiscal 2017. Product sales and royalty and license fee revenue increased $0.6 million and $0.2 million, respectively, for the first six months of fiscal 2018, while research, development and other revenue decreased by $0.5 million. Product sales increases for this period were primarily driven by increased reagent sales. License fee revenue of $0.5 million from our collaborative arrangement with Abbott in the first six months of fiscal 2018 was partly offset by reductions in royalty revenue attributable to previously disclosed patent expirations. We continue to experience delays in customer research and development programs, which has had a negative impact on revenue as compared with the prior three and six-month periods.

As previously reported, the family of patents covering our third-generation PhotoLink technology expired in November 2015 (in the U.S.) and October 2016 (in certain other countries). There is a royalty rate step down for licensed customers at the time these patents expire. For fiscal 2018, we expect royalty and license fee revenue for our third-generation Photolink technology will to decline between $2.5 million to $3.0 million compared with fiscal 2017 as the result of these patent expirations.

In Vitro Diagnostics. In Vitro Diagnostics revenue increased 4.8% to $5.0 million in the second quarter of fiscal 2018 as compared with $4.8 million for the second quarter of fiscal 2017, primarily due to an increase in microarray slide and BioFX product sales. In Vitro Diagnostics revenue was $9.2 million in the first six months of fiscal 2018, an increase of 5.3%, as compared with $8.8 million for the first six months of fiscal 2017, primarily due to an increase in microarray slide and BioFX product sales.

Costs and Operating Expenses

The following is a summary of major costs and expenses as a percent of total revenue:

	Three Months Ended March 31,				Six Months Ended March 31,
	2018		2017		2018		2017
(Dollars in thousands)	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue
Product costs	$2,913	15%	$2,562	15%	$5,804	16%	$5,190	15%
Research and development	10,774	57	8,208	47	18,605	52	14,178	40
Selling, general and administrative	6,440	34	5,076	29	11,628	32	9,938	28
Acquired intangible asset amortization	636	3	591	3	1,254	3	1,187	3
Contingent consideration (gain) expense	(2,230)	(12)	(611)	(3)	(1,112)	(3)	(174)	(0)

Product costs. Product gross margins (defined as product sales less related product costs) were 66.5% and 67.7%, of product sales for the second quarter of fiscal 2018 and 2017, respectively. Product gross margins were 65.4% and 66.8%, respectively, of product sales for the first six months of fiscal 2018 and 2017, respectively. The decline in product gross margins in the three months ended March 31, 2018, as compared with the prior-year period, was due to product mix between our IVD and medical device businesses. Product gross margins on IVD and reagent sales increased from the prior-year quarter, however an increase in lower-margin medical device product sales resulted in a 1.9% reduction in product gross margins as compared with the same prior-year period. In the six months ended March 31, 2018, the scale-up of our Irish manufacturing facility and non-proprietary medical device product mix negatively impacted gross margins by 3.8%. This factor was partially offset by increases in reagent and IVD product sales, which positively affected product gross margins by 2.4%.

Research and development (R&D) expenses. R&D expenses increased $2.6 million and $4.4 million in the three and six months ended March 31, 2018, respectively, from the same prior-year periods, which was primarily the result of higher planned spending for our DCB and proprietary product development and clinical activities. We plan to increase R&D spending in fiscal 2018 to support our whole-product solutions strategy, including a significant increase in clinical and regulatory expenses. We anticipate fiscal 2018 R&D expense will range between 55% and 60% of revenue.

Selling, general and administrative (SG&A) expenses. SG&A expenses increased $1.4 million and $1.7 million in the three and six months ended March 31, 2018, respectively, from the same prior-year periods. These increases reflect a $1.0 million estimated customer claim accrual as well as $0.5 million of costs associated with the Abbott agreement incurred in the second quarter of fiscal 2018. We expect fiscal 2018 SG&A expenses will range between 28% and 30%, as a percent of revenue.

Intangible asset amortization. As part of our fiscal 2016 acquisitions in our Medical Device business, we acquired certain intangible assets which are being amortized over periods ranging from 4 to 14 years. In addition, we own certain intangible assets related to the BioFx acquisition in fiscal 2007. We recognized $0.6 million and $1.3 million in amortization expense related to these acquisitions in the three and six months ended March 31, 2018, respectively. We recognized $0.6 million and $1.2 million in amortization expense related to these acquisitions in the three and six months ended March 31, 2017, respectively. Acquired intangible asset amortization is estimated to total $2.5 million in fiscal 2018.

Contingent consideration accretion expense. For the three and six months ended March 31, 2018, we recorded a net gain of $2.2 million and $1.1 million, respectively, related to our contingent consideration liabilities from prior-year acquisitions. For the three and six months ended March 31, 2017, we recorded a net gain of $0.6 million and $0.2 million, respectively, related to these contingent consideration liabilities. The increase in the gain in the second quarter from the prior-year quarter is due to a reduction in the estimated probability of achievement of certain revenue and strategic milestones. The decrease in the gain in the first six months of fiscal 2018 from the same prior-year period is due to a reduction in the estimated probability of achievement of certain revenue and strategic milestones, offset by the achievement of revenue and product development milestones in the first quarter of fiscal 2018. We expect to recognize a net gain of $0.9 million for fiscal 2018 related to our contingent consideration liabilities. If there are any changes in the amount, probability or timing of contingent consideration milestone achievement, there may be adjustments, which could be material, in the statements of operations to reflect changes in the fair value of contingent consideration liabilities.

Other (loss) income, net. Major classifications of other (loss) income, net are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2018	2017	2018	2017
Investment income, net	$142	$85	$263	$170
Foreign exchange (loss) gain	(353)	(201)	(539)	473
Gains on strategic investment and other	—	—	177	—
Other (loss) income, net	$(211)	$(116)	$(99)	$643

The increase in investment income in the second quarter and first six months of fiscal 2018, as compared with the prior-year periods, is the result of higher interest rates on debt investments as well as an increase in investment principal from the $25 million Abbott payment. The foreign exchange (loss) gain in the three and six months ended March 31, 2018 and 2017 is related to the change in exchange rates associated with the Euro-denominated contingent consideration liability from the Creagh Medical acquisition, which is scheduled to be paid in the first quarter of fiscal 2019. In the three and six months ended March 31, 2018, and during the three months ended March 31, 2017, the Euro strengthened against the U.S. Dollar, resulting in losses for each of the periods. The Euro weakened against the U.S. Dollar in the six months ended March 31, 2017, resulting in a gain for the period. We recognized a gain on a previously sold strategic investment in the first six months of fiscal 2018 as additional consideration was released from escrow.

Income tax provision. The income tax (benefit) provision was ($1.2) million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively. The income tax (benefit) provision was ($0.2) million and $2.8 million for the six months ended March 31, 2018 and 2017, respectively. In December 2017, the Tax Cuts and Jobs Act tax legislation was signed into law, which reduced the U.S. Federal statutory tax rate from 35% to 21%, among other changes. As a result of the enactment of this legislation, the Company’s net loss for the six months ended March 31, 2018 includes discrete tax expense of $1.2 million from our net deferred tax assets revaluation based on the change in the statutory tax rate. U.S. tax law requires that taxpayers with a fiscal year beginning before and ending after the effective date of a rate change calculate a blended tax rate for the year based on the pro rata number of days in the year before and after such effective date. Accordingly, for fiscal 2018, our statutory income tax rate is expected to be 24.5%. The Company’s effective tax reflects the impact of state income taxes, permanent tax items and discrete tax benefits. The difference between the U.S. federal statutory tax rates of 24.5% and 35.0% for the three and six months ended March 31, 2018 and 2017, respectively, and our effective tax rates for the same periods is primarily due to operating losses in Ireland, where tax benefits are offset by a valuation allowance, non-deductible amortization and contingent consideration accretion, including fair value adjustments, associated with prior-year acquisitions, as well as foreign currency translation gains and losses on Euro-denominated contingent consideration liabilities. Offsetting these items are benefits from an increased federal R&D tax credit and, in the 2017 periods, the domestic production manufacturing deduction.

Discrete items, other than the revaluation of deferred tax assets discussed above, largely consist of the effects of expirations and cancellations of stock option awards. Discrete tax (benefit) expense from (excess tax benefits) tax deficiencies realized from share awards vested, expired, cancelled and exercised of $(0.2) and $(0.4) million for the respective three and six-month periods ended March 31, 2018 and $0.1 million and $0.3 million for the respective three and six-month periods ended March 31, 2017.

We expect income tax benefit, including the impact of tax reform, for fiscal 2018 to be in the range of $0.5 million to $1.0 million. Currently, income and losses generated in Ireland from our Creagh Medical acquisition do not reflect an Irish income tax expense (benefit) as they are offset by a valuation allowance. Therefore, taxable income or losses in Ireland will result in no reported tax benefit or expense in fiscal 2018. Certain provisions of the Tax Cuts and Jobs Act significantly change the treatment of accumulated and future earnings of foreign subsidiaries. While we do not have accumulated earnings subject to a repatriation tax under the law, we may be subject to additional U.S. tax on our foreign subsidiary’s income in future years. Additionally, in the future we may be subject to limitations on deductibility of officer and executive compensation under the new legislation.

Segment Operating Results

Operating income (loss) for each of our reportable segments is as follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Operating income (loss):
Medical Device	$232	$1,504	(85)%	$(157)	$5,223	(103)%
In Vitro Diagnostics	2,423	2,236	8%	4,093	3,692	11%
Total segment operating income	2,655	3,740		3,936	8,915
Corporate	(2,130)	(2,063)	3%	(4,044)	(3,970)	2%
Total operating income (loss)	$525	$1,677	(69)%	$(108)	$4,945	(102)%

Medical Device. Operating income declined by $1.3 million and $5.4 million in the three and six months ended March 31, 2018, respectively, as compared with the same prior-year periods. Operating income (loss) as a percentage of revenue was 1.6% and 11.8% in the second quarter of fiscal 2018 and 2017, respectively, and (0.6)% and 19.7% in the first six months of fiscal 2018 and 2017, respectively. Operating income decreased in the current-year quarter from the comparable prior-year quarter as a result of a $2.6 million increase in R&D expenses related to our planned investment in our DCB and proprietary medical device product development and clinical programs and a $1.4 million increase in SG&A expenses as a result of an accrued customer claim and costs attributable to the Abbott agreement. These increases in expenses were partly offset by a $1.6 million increase in contingent consideration gains and a $1.3 million increase in revenue attributable to increased product sales and royalty and license fee revenue. Operating (loss) income in the six months ended March 31, 2018 as compared with the same fiscal 2017 period was impacted by an additional $4.4 million of R&D expenses related to our planned investment in our DCB and proprietary medical device product development and clinical programs and a $1.5 million increase in SG&A expenses as a result of an accrued customer claim and costs attributable to the Abbott agreement. These expense increases were partly offset by a $0.9 million increase in contingent consideration gains and a $0.3 million increase in revenue attributable to increased product sales and royalty and license fee revenue.

In Vitro Diagnostics. Operating income increased by $0.2 million and $0.4 million in the three and six months ended March 31, 2018, respectively, as compared with the same prior-year periods. Operating income as a percentage of revenue was 48.4% and 44.3% in the three and six months ended March 31, 2018, respectively. Operating income as a percentage of revenue was 46.8% and 42.0% in the three and six months ended March 31, 2017, respectively. Product gross margins increased to 71.9% and 68.4% in the three and six months ended March 31, 2018, respectively, from 70.0% and 65.9%, in the respective prior-year periods. Product gross margins and operating income in the three and six months ended March 31, 2018 benefited from increased revenue, favorable product mix and reduced scrap rates. The three-month period ended March 31, 2017 benefited from a $0.1 million insurance reimbursement stemming from a casualty loss incurred in the first quarter of fiscal 2017 related to a damaged shipment of product.

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

Liquidity and Capital Resources

As of March 31, 2018, we had working capital of $47.1 million, a decrease of $4.0 million from September 30, 2017. Working capital is defined by us as current assets minus current liabilities. The decrease from the prior year-end is a result of contingent consideration obligations totaling $11.4 million related to the Creagh Medical acquisition that are classified as current liabilities as of March 31, 2018 as well as $4.0 million of cash invested in long-term available-for-sale debt securities in the second quarter of fiscal 2018. These working capital reductions were partly offset by the receipt of the $25.0 million upfront payment from Abbott, of which $12.0 million is included in the current portion of deferred revenue as of March 31, 2018. As of September 30, 2017, the Creagh Medical contingent consideration obligations, which are recorded at their estimated fair market value using Level 3 inputs, were included in long-term liabilities. Contingent consideration earned for this acquisition is scheduled to be paid in December 2018. Our cash and cash equivalents and available-for-sale investments totaled $70.3 million at March 31, 2018, an increase of $22.0 million from $48.3 million at September 30, 2017. This change was primarily driven by the $25.0 million upfront payment received from Abbott, partially offset by $4.0 million of investments in plant and capital equipment, $1.1 million of cash payments for taxes related to net share settlement of equity awards during the first six months of fiscal 2018 and payment of $0.9 million of contingent consideration obligations related to the prior-year acquisition of NorMedix, Inc.

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

On March 30, 2018, we terminated our Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association. In connection with the termination of the Credit Agreement, we wrote off less than $0.1 million of deferred financing costs to interest expense in the second quarter of fiscal 2018.

Operating Activities. We generated cash flows from operating activities of approximately $27.4 million and $4.3 million in the six months ended March 31, 2018 and 2017, respectively. The following table depicts our cash flows provided by operating activities:

	Six Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Net (loss) income	$(22)	$2,806
Depreciation and amortization	3,106	2,610
Stock-based compensation	2,003	1,671
Contingent consideration gain	(1,112)	(174)
Unrealized foreign exchange loss (income)	518	(473)
Deferred taxes	701	525
Gain on strategic investment	(177)	—
Net other operating activities	117	(25)
Net change in other operating assets and liabilities	22,297	(2,677)
Net cash provided by operating activities	$27,431	$4,263

During the first six months of fiscal 2018 and 2017, operating cash flow was primarily generated by net (loss) income, as adjusted for non-cash expenses for depreciation and amortization, stock-based compensation, contingent consideration gains, unrealized foreign exchange loss (income), and deferred taxes, partially offset by a gain on a strategic investment. Deferred tax asset reductions during the fiscal 2018 period were primarily related to changes in statutory tax rates from the enactment of the Tax Cuts and Jobs Act, resulting in a reduction of deferred tax assets totaling $1.2 million. Net changes in operating assets and liabilities had a positive impact on cash flows of $22.3 million in the six months ended March 31, 2018 as compared with a negative impact of $2.7 million in the six months ended March 31, 2017. Significant changes in operating assets and liabilities during these periods included:

•

Cash provided by deferred revenue was $24.6 million in the fiscal 2018 period, as compared with less than $0.1 million in the fiscal 2017 period, due to the $25.0 million upfront fee received from Abbott.

•

Cash used for inventory was $0.5 million in the fiscal 2018 period as compared with cash provided by inventory of $0.1 million in the fiscal 2017 period. In the fiscal 2018 period, we purchased more inventory to support increased reagent and medical device product sales.

•

Cash used for prepaids and other current assets totaled $1.4 million in the fiscal 2018 period as compared with $1.0 million in the prior-year period. This change is primarily due to a $0.3 million increase in refundable Irish research and development tax credit assets and other reimbursable R&D expenses in the fiscal 2018 period.

•

Cash provided by accrued liabilities was $2.2 million for the first six months of fiscal 2018, as accrued clinical study expense increased by $1.0 million and a customer claim related to an overpayment of coating royalties totaling $1.0 million was accrued in the second quarter of fiscal 2018. Cash used for accrued liabilities of $0.5 million, driven by reduction of an amount owed to a customer, contributed to the $1.9 million of cash used for accounts payable and accrued liabilities in the first six months of fiscal 2017.

•

Changes in accrued compensation resulted in cash used of $1.3 million and $1.7 million, in the first six months of fiscal 2018 and 2017, respectively, which is the result of incentive compensation paid in the first quarter of each fiscal year, partly offset by incentive compensation accrued during the first six months of each fiscal year.

•

Changes in income taxes payable and receivable resulted in cash used of $0.8 million for the first six months of fiscal 2018, as compared with cash provided of $0.4 million in the comparable fiscal 2017 period. This change is a result of a receivable generated in fiscal 2018, whereas in the fiscal 2017 period a prior-year tax receivable was applied to taxes due in that period.

Investing Activities. We used cash in investing activities of $14.4 million in the first six months of fiscal 2018 as compared with cash used in investing activities of $15.8 million in the first six months of fiscal 2017. We invested $4.0 million and $2.9 million in property and equipment in the first six months of fiscal 2018 and fiscal 2017, respectively. In the first six months of fiscal 2018 and 2017, we invested $10.5 million and $13.0 million, respectively, in available-for-sale debt securities, net of maturities of other investments.

Financing Activities. We used cash in financing activities of $1.7 million and $2.0 million in the first six months of fiscal 2018 and 2017, respectively.   In the first six months of fiscal 2018 and 2017, we paid $1.1 million and $2.1 million, respectively, to purchase common stock to pay employee taxes resulting from the exercise of stock options. In the first six months of fiscal 2018, we paid contingent consideration of $0.9 million related to the NorMedix, Inc. acquisition. Cash paid for financing activities was partially offset by cash received from the issuance of shares related to exercises of employee stock options totaling $0.4 million and $0.2 million for the respective six-month periods ended March 31, 2018 and 2017.

We believe that our existing cash, and cash equivalents and investments, which totaled $70.3 million as of March 31, 2018, together with cash flow from operations will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for the next twelve months. There can be no assurance, however, that Surmodics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms.

Customer Concentrations. Our licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic plc (“Medtronic”) is our largest customer comprising 18% of our consolidated revenue for fiscal 2017 and 17% of our consolidated revenue for the first six months of fiscal 2018. Medtronic has several separately licensed products that generate royalty revenue for Surmodics, none of which represented more than 4% of our total revenue. No other individual customer using licensed technology constitutes more than 7% of Surmodics’ total fiscal 2018 to date or fiscal 2017 revenue.

Share Purchase Activity

Our Board of Directors has authorized the repurchase of up to an additional $25.3 million of the Company’s outstanding stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorization has no fixed expiration date.

Off-Balance Sheet Arrangements

As of March 31, 2018 and September 30, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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
•

our ability to successfully develop, obtain regulatory approval for, and commercialize our SurVeil DCB product, including our reliance on a clinical research organization to manage the TRANSCEND clinical trial, other DCB products and other catheter and balloon-based products, which will impact our ability to receive additional milestone payments under our agreement with Abbott;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of interest-bearing corporate debt securities with varying maturity dates, which are less than one year. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. As of March 31, 2018, we held $42.3 million in available-for-sale debt securities, all with maturity dates of less than one year, therefore interest rate fluctuations would have an insignificant impact on our results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements, corporate bonds and commercial paper instruments.

Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.

We are exposed to increasing Euro currency risk with respect to our manufacturing operations in Ireland. In a period where the U.S. dollar is strengthening or weakening as compared with the Euro, our revenue and expenses denominated in Euro currency are translated into U.S. dollars at a lower or higher value than they would be in an otherwise constant currency exchange rate environment. All sales transactions are denominated in U.S. dollars or Euros. We generate royalty revenue from the sale of customer products in foreign jurisdictions. Royalties generated in foreign jurisdictions by customers are converted and paid in U.S. dollars per contractual terms. Substantially all of our purchasing transactions are denominated in U.S. Dollars or Euros. Further, we are subject to foreign currency risk associated with the payment of up to €12.0 million of Creagh Medical contingent consideration in approximately December 2018. For the first six months of fiscal 2018, we have recorded a foreign currency exchange loss of $0.5 million related to this future payment. A 10% increase or decrease in the U.S. Dollar to Euro exchange rate could have a $1.2 million impact on this payment based on the exchange rate as of March 31, 2018. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018. Based on that evaluation, the Company’s Certifying Officers concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company has been involved in various legal actions involving its operations, products and technologies, including intellectual property and employment disputes. See footnote 16 to the condensed, consolidated financial statements, which describes a matter with Merit which arose during fiscal 2017. We entered into a settlement agreement fully resolving the matter in January 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2018, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
01/1/18 — 01/31/18	—	N/A	—	$25,298,238
02/1/18 — 02/28/18	—	N/A	—	$25,298,238
03/1/18 — 03/31/18	—	N/A	—	$25,298,238
Total	—	N/A	—	$25,298,238
(1)

As of March 31, 2018, the Company has an aggregate of $25.3 million available for future common stock repurchase under an authorization approved by the Board of Directors for up to $20.0 million on November 6, 2015, all of which is remaining, and an authorization approved by the Board of Directors on November 5, 2014 for which $5.3 million is remaining. These authorizations for share repurchases do not have a fixed expiration date.

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

10.1

Change of Control Agreement by and between Surmodics, Inc. and Thomas A. Greaney, dated as of February 22, 2018 – incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 23, 2018, SEC File No. 0-23837.

10.2*	Development and Distribution Agreement between Surmodics, Inc. and Abbott Vascular, Inc., dated as of February 26, 2018.**

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the Quarterly Report on Form 10-Q for Surmodics, Inc. for the quarterly period ended March 31, 2018, filed on May 4, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Portions of this document, which have been separately filed with the Securities and Exchange Commission, have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 4, 2018	Surmodics, Inc.

	By:	/s/ Andrew D.C. LaFrence
Andrew D.C. LaFrence
Vice President of Finance, Information Systems and
Chief Financial Officer
(duly authorized signatory, principal financial officer, and principal accounting officer)