Form 10-Q
period 2018-06-30
SURMODICS INC
filed 2018-08-06
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.05 par value per share, outstanding as of August 3, 2018 was 13,351,592.

SIGNATURES	32

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2018	2017
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,273	$16,534
Restricted cash	350	—
Available-for-sale securities	34,760	31,802
Accounts receivable, net of allowance for doubtful accounts of $162 and $230 as of June 30, 2018 and September 30, 2017, respectively	8,312	7,211
Inventories, net	3,975	3,516
Income tax receivable	1,125	599
Prepaids and other	3,051	1,221
Total Current Assets	78,846	60,883
Deferred tax assets	5,981	4,027
Property and equipment, net	27,976	22,942
Intangible assets, net	18,430	20,562
Goodwill	27,132	27,282
Other assets	1,622	897
Total Assets	$159,987	$136,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,674	$2,396
Accrued liabilities:
Compensation	3,622	3,822
Accrued other	4,262	1,773
Deferred revenue	10,319	62
Contingent consideration	11,708	1,750
Total Current Liabilities	31,585	9,803
Contingent consideration, less current portion	1,151	13,114
Deferred revenue, less current portion	12,825	181
Other long-term liabilities	5,681	1,938
Total Liabilities	51,242	25,036
Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 13,348,124 and 13,094,988 shares issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	667	655
Additional paid-in capital	5,728	5,413
Accumulated other comprehensive income	2,982	3,417
Retained earnings	99,368	102,072
Total Stockholders’ Equity	108,745	111,557
Total Liabilities and Stockholders’ Equity	$159,987	$136,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Revenue:
Product sales	$10,475	$8,327	$27,249	$23,964
Royalties and license fees	9,597	7,244	25,101	22,564
Research, development and other	2,155	2,219	5,948	6,526
Total revenue	22,227	17,790	58,298	53,054
Operating costs and expenses:
Product costs	4,104	2,914	9,908	8,104
Research and development	9,778	7,927	28,383	22,105
Selling, general and administrative	5,977	5,232	17,606	15,170
Acquired in-process research and development	7,888	—	7,888	—
Acquired intangible asset amortization	624	603	1,878	1,790
Contingent consideration expense (gain)	106	(629)	(1,006)	(803)
Total operating costs and expenses	28,477	16,047	64,657	46,366
Operating (loss) income	(6,250)	1,743	(6,359)	6,688
Other income (loss):
Investment income, net	303	104	566	274
Foreign exchange gain (loss)	652	(594)	113	(121)
Gain on strategic investment	—	—	177	—
Other income (loss), net	955	(490)	856	153
(Loss) income before income taxes	(5,295)	1,253	(5,503)	6,841
Income tax benefit (provision)	2,613	(533)	2,799	(3,315)
Net (loss) income	$(2,682)	$720	$(2,704)	$3,526

Basic net (loss) income per share	$(0.20)	$0.05	$(0.21)	$0.27
Diluted net (loss) income per share	$(0.20)	$0.05	$(0.21)	$0.26
Weighted average number of shares outstanding:
Basic	13,203	13,155	13,117	13,190
Diluted	13,203	13,385	13,117	13,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In thousands)	(Unaudited)		(Unaudited)
Net (loss) income	$(2,682)	$720	$(2,704)	$3,526
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale securities, net of tax	—	(8)	(41)	42
Foreign currency translation adjustments	(2,231)	2,295	(394)	701
Other comprehensive (loss) income	(2,231)	2,287	(435)	743
Comprehensive (loss) income	$(4,913)	$3,007	$(3,139)	$4,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,
	2018	2017
(in thousands)	(Unaudited)
Operating Activities:
Net (loss) income	$(2,704)	$3,526
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,711	4,006
Stock-based compensation	3,297	2,620
Contingent consideration gain	(1,006)	(803)
Unrealized foreign exchange (gain) loss	(74)	127
Acquired in-process research and development	7,888	—
Deferred taxes	(1,954)	1,954
Gain on strategic investment	(177)	—
Provision for bad debts	33	128
Other	19	(1)
Change in operating assets and liabilities:
Accounts receivable	(1,142)	(243)
Inventories	(465)	88
Prepaids and other	(2,107)	(2,091)
Accounts payable and accrued liabilities	870	(1,129)
Income taxes	(869)	(558)
Deferred revenue	22,902	32
Net cash provided by operating activities	29,222	7,656
Investing Activities:
Purchases of property and equipment	(6,915)	(4,881)
Purchases of available-for-sale securities	(59,578)	(54,935)
Maturities of available-for-sale securities	56,581	44,571
Cash proceeds from sales of property and equipment	4	—
Cash received from sale of strategic investment	177
Purchase of in-process research and development (Note 16)	(4,500)	—
Net cash used in investing activities	(14,231)	(15,245)
Financing Activities:
Issuance of common stock	1,387	216
Payments for taxes related to net share settlement of equity awards	(4,356)	(2,128)
Payment of contingent consideration obligations	(925)	—
Repurchase of common stock	—	(4,046)
Payment of deferred financing costs	—	(96)
Net cash used in financing activities	(3,894)	(6,054)
Effect of exchange rate changes on cash and cash equivalents	(8)	6
Net change in cash and cash equivalents	11,089	(13,637)
Cash and Cash Equivalents:
Beginning of period	16,534	24,987
End of period	$27,623	$11,350
Supplemental Information:
Cash paid for income taxes	$893	$1,889
Noncash transactions from investing and financing activities:
Acquisition of property and equipment, net of refundable credits in other current assets and liabilities	$965	$112
Acquisition of in process research and development in other current and long-term liabilities	3,388	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended June 30, 2018

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, needed to fairly present the financial results of Surmodics, Inc. and subsidiaries (“Surmodics” or the “Company”) for the periods presented. These financial statements include amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of net (loss) income in the period in which the change in estimate is identified. The results of operations for the three and nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire 2018 fiscal year.

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

2. New Accounting Pronouncements

Accounting Standards Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-01, Clarifying the Definition of a Business. The new guidance changed the definition of a business as it relates to evaluation of transactions under Accounting Standards Codification (“ASC”) Topic 805 Business Combinations, introducing a screen whereby a transaction would not be considered a business combination if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable assets or group of similar identifiable assets. The accounting standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. This accounting guidance was adopted during fiscal 2018, in conjunction with the acquisition of in-process research and development assets from Embolitech, LLC further discussed in Note 16 (the “Embolitech Transaction”). The application of this guidance to the Embolitech Transaction resulted in a determination that the acquired assets did not constitute a business.

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

The Company has received a $25 million upfront fee and may receive up to $67 million of additional payments upon achievement of various clinical and regulatory milestones. The upfront fee and potential milestone payments will be recognized as royalty and license fee revenue as the clinical and regulatory activities are performed on a proportional performance basis, relative to the expected total cost of each underlying unit of account. For the three and nine-month periods ended June 30, 2018, the Company recognized revenue totaling $1.7 million and $2.2 million, respectively from the Abbott arrangement. The remainder of the $25 million upfront payment received is included in deferred revenue as of June 30, 2018. Upon the regulatory approval of the SurVeil® drug-coated balloon, Surmodics will be responsible for the manufacture and supply of clinical and commercial quantities of the product and will realize revenue based on initial product sales to Abbott as well as a share of net profits resulting from third-party sales by Abbott.

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

The Company did not have any Level 1 assets as of June 30, 2018 and September 30, 2017.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company’s Level 2 assets as of June 30, 2018 and September 30, 2017 consisted of money market funds, commercial paper instruments and corporate bonds.

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

Level 3 liabilities as of June 30, 2018 and September 30, 2017 consist of contingent consideration obligations related to the fiscal 2016 acquisitions of Creagh Medical Ltd. (“Creagh Medical”) and NorMedix, Inc. (“NorMedix”). Consideration owed to the sellers of Creagh Medical upon achievement of revenue and value-creating milestones through September 30, 2018, is due to be paid during the quarter ending December 31, 2018. Consideration owed to the sellers of NorMedix upon achievement of revenue and value-creating milestones through September 30, 2019, is due to be paid within sixty days following the quarter in which each milestone is achieved. Contingent consideration included in current liabilities of $11.7 million and $1.8 million as of June 30, 2018 and September 30, 2017, respectively, represents the Company’s estimated fair value of amounts expected to be paid within one year of each respective balance sheet date. During the nine months ended June 30, 2018, the Company paid contingent consideration obligations related to the NorMedix acquisition totaling $0.9 million, which are included in cash flows used in financing activities on the condensed consolidated statement of cash flows.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of June 30, 2018
Assets
Cash equivalents	$—	$23,274	$—	$23,274
Available-for-sale securities	—	34,760	—	34,760
Total assets	$—	$58,034	$—	$58,034

Liabilities
Contingent consideration	$—	$—	$(12,859)	$(12,859)
Total liabilities	$—	$—	$(12,859)	$(12,859)

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

The following table summarizes the changes in the contingent consideration liabilities measured at fair value using Level 3 inputs for the three and nine months ended June 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Beginning balance	$13,345	$13,870	$14,864	$14,517
Additions	—	—	—	—
Fair value adjustments	21	(1,192)	(1,278)	(2,350)
Settlements	—	—	(925)	—
Interest accretion	85	563	272	1,547
Foreign currency translation loss (gain)	(592)	600	(74)	127
Ending balance	$12,859	$13,841	$12,859	$13,841

There were no transfers of assets or liabilities between amounts measured using Level 1, Level 2, or Level 3 fair value measurements during fiscal 2018 to date, or fiscal 2017.

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

Contingent consideration obligations — The values of the contingent consideration liabilities were determined based on discounted cash flow analyses that included revenue estimates, probability of strategic milestone achievement and a discount rate, which are considered significant unobservable inputs. For the NorMedix revenue-based milestones, the Company discounted forecasted revenue by 23.0%, which represents the Company’s weighted average cost of capital for this transaction, adjusted for the short-term nature of the cash flows. The present value of forecasted revenue was used as an input into an option pricing approach, which also considered the Company’s risk of non-payment of the NorMedix revenue-based milestones. Expected payments of the Creagh Medical revenue milestones were discounted using the Company’s estimated cost of debt at June 30, 2018. Non-revenue milestones for the Creagh Medical and NorMedix acquisitions that have not already been achieved were projected to have a 0-90% probability of achievement and expected payments were discounted using the Company’s estimated cost of debt for each transaction, ranging from 2.3% to 4.5%. To the extent that actual results differ from these estimates, the fair value of the contingent consideration liabilities could change significantly during the contingency periods. Accretion expense is recorded as an increase to the contingent consideration liabilities due to the passage of time. Fair value adjustments represent changes in the value of the obligations related to adjustments to forecasted revenue and probability of strategic milestone completion. The contingent consideration liability related to the Creagh Medical acquisition is denominated in Euros and is not hedged. Foreign currency translation gains and losses are recorded as this obligation is marked to period-end exchange rates.

5. Investments

Investments consisted principally of commercial paper and corporate bond securities and are classified as available-for-sale as of June 30, 2018 and September 30, 2017. These available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from the condensed consolidated statements of operations and reported in the condensed consolidated statements of comprehensive (loss) income as well as a separate component of stockholders’ equity in the condensed consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings as they occur. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive (loss) income with a corresponding adjustment to other income (loss). This adjustment would result in a new cost basis for the investment. Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in investment income, net within other (loss) income. Realized gains and losses from the sales of debt securities, which are included in other (loss) income, are determined using the specific identification method. Investment purchases are accounted for on the date the trade is executed, which may not be the same as the date the transaction is cash settled.

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities were as follows:

	June 30, 2018
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term commercial paper and corporate bonds	$34,814	$—	$(54)	$34,760
Long-term corporate bonds	—	—	—	—
Total	$34,814	$—	$(54)	$34,760

	September 30, 2017
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term commercial paper and corporate bonds	$31,817	$—	$(15)	$31,802
Total	$31,817	$—	$(15)	$31,802

6. Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead, with cost of product sales determined on a first-in, first-out basis. Inventories consisted of the following components:

	June 30,	September 30,
(Dollars in thousands)	2018	2017
Raw materials	$1,912	$1,603
Work-in process	745	659
Finished products	1,318	1,254
Total	$3,975	$3,516

7. Other Assets

Other assets consist of the following:

	June 30,	September 30,
(Dollars in thousands)	2018	2017
ViaCyte, Inc.	$479	$479
Other noncurrent assets	1,143	418
Other assets, net	$1,622	$897

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

8. Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer lists and relationships, licenses and trademarks. The Company recorded amortization expense of $0.7 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively. The Company recorded amortization expense of $2.0 million and $1.9 million for the nine months ended June 30, 2018 and 2017, respectively.

Intangible assets consisted of the following:

	June 30, 2018
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	8.9	$18,168	$(9,004)	$9,164
Developed technology	11.5	9,675	(2,139)	7,536
Non-compete	5.0	230	(138)	92
Patents and other	16.5	2,322	(1,533)	789
Subtotal		30,395	(12,814)	17,581
Unamortized intangible assets:
In-process research and development		269	—	269
Trademarks and trade names		580	—	580
Total		$31,244	$(12,814)	$18,430

	September 30, 2017
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	8.9	$18,293	$(7,834)	$10,459
Developed technology	11.7	9,297	(1,478)	7,819
Non-compete	5.0	230	(103)	127
Patents and other	16.5	2,321	(1,423)	898
Subtotal		30,141	(10,838)	19,303
Unamortized intangible assets:
In-process research and development		679	—	679
Trademarks and trade names		580	—	580
Total		$31,400	$(10,838)	$20,562

Based on the intangible assets in service as of June 30, 2018, excluding any possible future amortization associated with acquired in-process research and development (“IPR&D”), which has not met technological feasibility as of June 30, 2018, estimated amortization expense for the remainder of fiscal 2018 and each of the next five fiscal years is as follows (in thousands):

Remainder of 2018	$675
2019	2,701
2020	2,526
2021	2,387
2022	2,347
2023	1,745

Future amortization amounts presented above are estimates. Actual future amortization expense may be different as a result of future acquisitions, impairments, completion or abandonment of IPR&D intangible assets, changes in amortization periods, foreign currency translation rates, or other factors.

The Company defines IPR&D as the value of technology acquired for which the related projects have substance and are incomplete. IPR&D acquired in a business acquisition is recognized at fair value and requires the IPR&D to be capitalized as an indefinite-lived intangible asset until completion of the IPR&D project or abandonment. Upon completion of the development project (generally when regulatory approval to market the product is obtained), an impairment assessment is performed prior to amortizing the asset over its estimated useful life. If the IPR&D projects are abandoned, the related IPR&D assets would be written off. During the first nine months of fiscal 2018, we reclassified $0.4 million of acquired IPR&D to developed technology as the technology was commercialized.

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

Goodwill as of June 30, 2018 and September 30, 2017 totaled $27.1 million and $27.3 million, respectively. Goodwill in the Medical Device reporting unit represents the gross value from the fiscal 2016 acquisitions of Creagh Medical and NorMedix. Goodwill in the In Vitro Diagnostics reporting unit represents the gross value from the acquisition of BioFX Laboratories, Inc. (“BioFX”) in fiscal 2007.

Goodwill was not impaired in either reporting unit based on the outcome of the fiscal 2017 annual impairment test, and there have been no events or circumstances that have occurred in the first nine months of fiscal 2018 to indicate that goodwill has been impaired.

The change in the carrying amount of goodwill by segment for the nine months ended June 30, 2018 was as follows:

(Dollars in thousands)	In Vitro Diagnostics	Medical Device	Total
Balance as of September 30, 2017	$8,010	$19,272	$27,282
Currency translation adjustment	—	(150)	(150)
Balance as of June 30, 2018	$8,010	$19,122	$27,132

10. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	September 30,
	2018	2017
Accrued professional fees	$435	$501
Accrued clinical study expense	1,134	411
Accrued inventory purchases	919	596
Customer claim	1,000	—
Deferred rent	118	18
Acquisition of in process research and development	500	—
Other	156	247
Total	$4,262	$1,773

11. Stock-based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock awards, performance share awards, restricted stock units and deferred stock units. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period.

The Company’s stock-based compensation expenses were allocated to the following expense categories:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Product costs	$26	$19	$43	$69
Research and development	244	139	580	387
Selling, general and administrative	1,023	790	2,674	2,164
Total	$1,293	$948	$3,297	$2,620

As of June 30, 2018, approximately $6.3 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.2 years. The unrecognized compensation costs above include $0.8 million, remaining to be expensed over the life of the awards, based on payout levels associated with performance share awards that are currently anticipated to be fully expensed because the performance conditions are expected to exceed minimum threshold levels.

Stock Option Awards

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair values of stock options granted during the three months ended June 30, 2018 and 2017 were $13.94 and $7.22, respectively, and $10.42 and $7.57 during the nine months ended June 30, 2018 and 2017, respectively.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Risk-free interest rates	2.7%	1.8%	2.2%	1.7%
Expected life (years)	4.8	4.7	4.8	4.6
Expected volatility	33.0%	33.3%	33.0%	34.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%

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

Non-qualified stock options are granted at fair market value on the date of grant. Non-qualified stock options expire in seven to ten years or upon termination of employment or service as a Board member. With respect to members of our Board, non-qualified stock options generally become exercisable on a pro-rata basis within the one-year period following the date of grant. With respect to our employees, non-qualified stock options generally become exercisable with respect to 25% of the shares on each of the first four anniversaries following the grant date. The stock-based compensation table above includes stock option expenses recognized related to these awards, which totaled $0.4 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and $1.2 million and $0.9 million for the nine months ended June 30, 2018 and 2017, respectively.

The total pre-tax intrinsic value of options exercised during the three months ended June 30, 2018 and 2017 was $6.1 million and less than $0.1 million, respectively. The total pre-tax intrinsic value of options exercised during the nine months ended June 30, 2018 and 2017 was $9.4 million and less than $0.1 million, respectively. The intrinsic value represents the difference between the Company’s common stock fair market value on the date of exercise and the option’s exercise price.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance, these shares are considered to be non-vested shares. The Restricted Stock is released to the key employees if they are employed by the Company at the end of the vesting period. Restricted Stock vesting periods range from one to three years. During the nine months ended June 30, 2018 and 2017, the Company awarded 54,068 and 42,522 Restricted Stock shares, respectively, to certain key employees and officers. Forfeiture of 10,020, and 1,520 Restricted Stock shares occurred during the nine months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and September 30, 2017, 87,745 and 67,917 Restricted Stock shares were outstanding, respectively. Compensation expense has been recognized for the estimated fair value of the common shares, net of estimated forfeitures, and is being charged to operating expenses over the vesting term. The stock-based compensation expense table includes Restricted Stock expenses recognized related to these awards, which totaled $0.2 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively. The stock-based compensation expense table includes Restricted Stock expenses recognized related to these awards, which totaled $0.7 million and $0.4 million for the nine months ended June 30, 2018 and 2017, respectively.

Performance Share Awards

The Company has entered into performance share agreements with certain key employees and executives, covering the issuance of common stock (“Performance Shares”). Performance Shares vest upon the achievement of all or a portion of certain performance objectives (which may include financial or project objectives), which must be achieved during the performance period. The Organization and Compensation Committee of the Board of Directors (the “Committee”) approves the performance objectives used for our executive compensation programs, which objectives were cumulative revenue and cumulative earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the three-year performance periods for awards granted in fiscal 2015 (2015 – 2017), fiscal 2016 (2016 – 2018) and fiscal 2017 (2017 – 2019). The fiscal 2017 awards also include performance objectives related to achievement of the Company’s strategic initiatives. Assuming that the minimum performance level is attained, the number of shares that may actually vest will vary based on performance from 20% (minimum) to 200% (maximum) of the target number of shares. Shares will be issued to participants as soon as practicable following the end of each performance period, subject to Committee approval and verification of results. Awards granted in fiscal 2015 were finalized in the nine months ended June 30, 2018 and resulted in the issuance of 51,478 shares (maximum was 84,398 shares) based on the performance objectives relative to actual results achieved during the performance period. The per share compensation cost for each award is fixed on the grant date. Compensation expense is recognized in each period based on management’s estimate of the achievement level of actual and forecasted results, as appropriate, compared with the specified performance objectives and the related impact on the number of Performance Shares expected to vest. The stock-based compensation expense table includes Performance Shares expenses recognized related to these awards, which totaled $0.5 million and $0.4 million, respectively, for the three months ended June 30, 2018 and 2017, respectively. The stock-based compensation expense table includes the Performance Shares expenses recognized related to these awards, which totaled $0.9 million and $1.0 million for the nine months ended June 30, 2018 and 2017, respectively.

The fair values of the Performance Shares, at target, were $1.2 million, and $1.3 million for awards granted in fiscal 2017 and 2016, respectively. During the three and nine months ended June 30, 2018, the resignation of an executive resulted in the forfeiture of Performance Shares totaling 12,217 at their respective original performance targets.

The aggregate number of shares that could be awarded to our executives if the minimum, target and maximum performance goals are met, based on the fair value at the date of grant is as follows as of June 30, 2018, taking into account the aforementioned forfeiture of Performance Shares:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
Fiscal 2016 – 2018	11,910	59,548	119,096
Fiscal 2017 – 2019	9,352	46,758	93,516

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 600,000 shares of common stock. All full-time and part-time U.S. employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of June 30, 2018 and September 30, 2017, there was less than $0.1 million of employee contributions included in accrued liabilities in the condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three and nine months ended June 30, 2018 and 2017 totaled less than $0.1 million in each respective period. The stock-based compensation table includes the Stock Purchase Plan expenses.

Restricted Stock and Deferred Stock Units

During the nine months ended June 30, 2018 and 2017, the Company awarded 21,265 and 16,004 restricted stock units (“RSUs”), respectively, to non-employee directors and certain key employees in foreign jurisdictions. Forfeiture of 257 and 446 RSUs occurred during the nine months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and September 30, 2017, 60,183 and 44,440 RSUs were outstanding, respectively. RSU awards are not considered issued or outstanding common stock of the Company until they vest. Compensation expense has been recognized for the estimated fair value of the common shares and is being charged to operating expenses over the vesting term. The estimated fair value of the RSUs was calculated based on the closing market price of Surmodics’ common stock on the grant date. The stock-based compensation table includes RSU expenses recognized related to these awards, which totaled $0.1 million for the three months ended June 30, 2018 and 2017. The stock-based compensation table includes RSU expenses recognized related to these awards, which totaled $0.3 million and $0.2 million for the nine months ended June 30, 2018 and 2017, respectively.

Directors may elect to receive their annual fees for services to the Board in deferred stock units (“DSUs”). Certain directors elected this option beginning on January 1, 2013 with subsequent deferral elections updated quarterly. During the nine months ended June 30, 2018 and 2017, 2,075 and 2,953 units, respectively, were issued with a total fair value of less than $0.1 million in each period. As of June 30, 2018 and September 30, 2017, outstanding, fully vested DSUs totaled 26,516 and 24,441, respectively. Stock-based compensation expense related to DSU awards totaled less than $0.1 million for both the three-month periods ended June 30, 2018 and 2017. Stock-based compensation expense related to DSU awards totaled $0.1 million for both the nine-month periods ended June 30, 2018 and 2017.

12. Revolving Credit Facility

The Company had a revolving credit facility with available principal totaling $30.0 million, which was scheduled to terminate on November 2019. The Company terminated this agreement on March 29, 2018, at which time there was no outstanding balance.

13. Net (Loss) Income Per Share Data

Basic net (loss) income per common share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company’s potentially dilutive common shares are those that result from dilutive common stock options, non-vested stock relating to restricted stock awards, restricted stock units, deferred stock units and performance shares. Options to purchase common stock as well as unvested restricted stock and performance stock units are considered to be potentially dilutive common shares, but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive for the three and nine months ended June 30, 2018 as a result of the net losses incurred for those periods. Therefore, diluted weighted average number of shares outstanding and diluted net loss per share were the same as basic weighted average number of shares outstanding and net loss per share for both the three and nine months ended June 30, 2018. The calculation of weighted average diluted shares outstanding excludes outstanding stock options associated with the right to purchase less than 0.1 million shares of common stock for the both the three and nine months ended June 30, 2017, as their inclusion would have had an antidilutive effect on diluted net income per share.

The following table sets forth the denominator for the computation of basic and diluted net (loss) income per share (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss) available to common shareholders	$(2,682)	$720	$(2,704)	$3,526
Basic weighted average shares outstanding	13,203	13,155	13,117	13,190
Dilutive effect of outstanding stock options, non-vested restricted stock, restricted stock units, deferred stock units and performance shares	—	230	—	214
Diluted weighted average shares outstanding	13,203	13,385	13,117	13,404

The Company’s Board of Directors has authorized the repurchase of up to $25.3 million of the Company’s outstanding common stock. This authorization does not have an expiration date.

14. Income Taxes

For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to year-to-date pretax income (loss), excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company recorded income tax (benefit) provision of ($2.6) million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively. The Company recorded income tax (benefit) provision of ($2.8) million and $3.3 million for the nine months ended June 30, 2018 and 2017, respectively.  In December 2017, the Tax Cuts and Jobs Act tax legislation was signed into law, which reduced the U.S. Federal statutory tax rate from 35% to 21%, among other changes. As a result of the enactment of this legislation, the tax provision for the first nine months of fiscal 2018 includes discrete tax expense of $1.2 million from the Company’s net deferred tax assets revaluation based on the enacted tax rate of 21%, as compared with the previous rate of 35%. U.S. tax law requires that taxpayers with a fiscal year beginning before and ending after the effective date of a rate change calculate a blended tax rate for the year based on the pro rata number of days in the year before and after such effective date. As a result, for the fiscal year ending September 30, 2018, our U.S. federal statutory income tax rate is expected to be 24.5%. The effective income tax rate for the three and nine months ended June 30, 2018 differs from the U.S. federal statutory tax rate of 24.5% primarily due to the favorable impacts of stock award exercises and increased U.S. federal research and development tax credits, as well as non-taxable contingent consideration gains and related unrealized foreign currency translation gains on Euro-denominated contingent consideration liabilities. These discrete benefits and non-taxable gains were partly offset by the aforementioned revaluation of deferred tax assets, non-deductible acquired intangible asset amortization, as well as operating losses incurred in Ireland, where tax benefits are offset by a valuation allowance. The effective income tax rate for the three and nine months ended June 30, 2017 differs from the U.S. federal statutory tax rate of 35% due to the operating losses incurred in Ireland and non-deductible acquired intangible asset amortization and unrealized foreign currency translation losses on Euro-denominated contingent consideration liabilities. These items were partly offset by non-taxable contingent consideration gains, the U.S. federal research and development income tax credit and the domestic production manufacturing deduction. The effective income tax rate for the three months ended June 30, 2018 was impacted by discrete tax benefit of $1.0 million related to share awards vested, expired, cancelled and exercised during the periods. The effective income tax rate for the nine months ended June 30, 2018 and 2017 was impacted by discrete tax benefit (expense) of $1.4 million and ($0.3) million, respectively, related to share awards vested, expired, cancelled and exercised during the periods.

The total amount of unrecognized tax benefits, excluding interest and penalties that, if recognized, would affect the effective tax rate is $1.3 million and $1.2 million as of June 30, 2018 and September 30, 2017, respectively. Interest and penalties related to unrecognized tax benefits are recorded in the income tax provision.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions as well as several non-U.S. jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. U.S. income tax returns for years prior to fiscal 2015 are no longer subject to examination by federal tax authorities. For tax returns for state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2007. For tax returns for non-U.S. jurisdictions, the Company is no longer subject to income tax examination for years prior to 2012. Additionally, the Company has been indemnified of liability for any taxes relating to Creagh Medical and NorMedix for periods prior to their respective acquisition dates, pursuant to the terms of the related share purchase agreements. As of June 30, 2018 and September 30, 2017, there were no undistributed earnings in foreign subsidiaries. The Internal Revenue Service (“IRS”) completed an examination of our fiscal 2016 U.S. federal income tax return in the third quarter of fiscal 2018, with a payment made in associated primarily with timing adjustments.

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

The tables below present segment revenue, operating (loss) income and depreciation and amortization, as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Revenue:
Medical Device	$16,701	$12,778	$43,527	$39,260
In Vitro Diagnostics	5,526	5,012	14,771	13,794
Total revenue	$22,227	$17,790	$58,298	$53,054

Operating (loss) income:
Medical Device	$(6,193)	$1,403	$(6,351)	$6,627
In Vitro Diagnostics	2,176	2,230	6,269	5,922
Total segment operating (loss) income	(4,017)	3,633	(82)	12,549
Corporate	(2,233)	(1,890)	(6,277)	(5,861)
Total operating (loss) income	$(6,250)	$1,743	$(6,359)	$6,688

Depreciation and amortization:
Medical Device	$1,333	$1,132	$3,929	$3,180
In Vitro Diagnostics	101	103	291	309
Corporate	171	170	491	517
Total depreciation and amortization	$1,605	$1,405	$4,711	$4,006

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

On January 17, 2018, we entered into a settlement agreement fully resolving the previously disclosed litigation involving Merit Medical Systems, Inc. (“Merit”) and NorMedix. In April 2018, a customer notified the Company that it believes it overpaid hydrophilic coating royalties to the Company from January 2009 through December 2017. During the nine months ended June 30, 2018, the Company recorded $1.0 million in selling, general and administrative expenses related to this claim. These amounts are included in other accrued liabilities on the condensed consolidated balance sheet as of June 30, 2018.

InnoCore Technologies BV. In March 2006, the Company entered into a license agreement whereby Surmodics obtained an exclusive license to a drug delivery coating for licensed products within the vascular field which included peripheral, coronary and neurovascular biodurable stent products. The license requires an annual minimum payment of 200,000 euros (equivalent to $234,000 using a euro to US dollar exchange rate of $1.16801 to the Euro as of June 30, 2018) until the last patent expires which is currently estimated to be September 2027. The total minimum future payments associated with this license are approximately $2.2 million as of June 30, 2018. The license is currently utilized by one of the Company’s drug delivery customers.

Operating Leases. The Company leases certain facilities under noncancelable operating lease agreements. Rent expense for the three months ended June 30, 2018 and 2017 was $0.2 million and $0.1 million, respectively. Rent expense for the nine months ended June 30, 2018 and 2017 was $0.4 million and $0.2 million, respectively. In November 2017, the Company executed a lease for a 36,000 square feet facility in Eden Prairie, Minnesota. This facility will consolidate substantially all of our whole products solutions research and development operations into one location. Contractual obligations under the lease agreement total $4.0 million over the ten-year lease term, commenced in May 2018. In connection with this lease, the Company deposited $0.4 million into a restricted cash account, to be held until the leased facility is occupied, after which the cash will be returned to the Company. Annual commitments pursuant to operating lease agreements in place as of June 30, 2018 for the remainder of fiscal 2018 and each of the next five fiscal years are as follows (in thousands):

Remainder of 2018	$124
2019	443
2020	452
2021	396
2022	391
2023	399
Thereafter	1,933
Total minimum lease payments	$4,138

Asset Acquisition. In May 2018, the Company entered into an asset purchase agreement with Embolitech, LLC to acquire certain intellectual property assets. As part of the Embolitech Transaction, the Company paid the sellers $4.5 million during the three months ended June 30, 2018 and will pay up to an additional $0.5 million in August 2018. Additionally, the Company is obligated to pay $3.5 million in several installments beginning December 2019 and ending December 2023. These payments may be accelerated upon the occurrence of certain sales and regulatory milestones. An additional $2.0 million payment is contingent upon the achievement of certain regulatory milestones within a contingency period ending in 2033. The present value of the probable payments totaling $7.9 million is recorded as acquired in-process research and development expense in the three and nine months ended June 30, 2018. As of June 30, 2018, $0.5 million and $2.9 million are included in other current liabilities and other long-term liabilities, respectively, related to the Embolitech Transaction on the condensed consolidated balance sheets.

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

Overview

Surmodics is a leading provider of medical device and in vitro diagnostic technologies to the healthcare industry. In fiscal 2018, our revenue performance continues to be driven by our core Medical Device and In Vitro Diagnostics (“IVD”) businesses. Revenue in the Medical Device business is comprised of product sales, hydrophilic coatings royalties and license fees, and contract research and development services. Medical Device segment revenue increased 11% for the first nine months of fiscal 2018 as compared with the same prior-year period. Medical Device revenue was favorably impacted by increased reagent and medical device product sales and license fee revenue from our Abbott Vascular, Inc. (“Abbott”) agreement described below. These favorable impacts were partly offset by declines in research, development and other revenue. Our IVD business derives its revenue from diagnostic technology product sales. Revenue from the IVD segment increased 7% in the first nine months of fiscal 2018 as compared with the same prior-year period, driven by growth across several product categories.

We continue to derive our revenue from three primary sources: (1) product sales revenue from the sale of reagent chemicals to licensees, the sale of stabilization products, antigens, substrates and surface coatings to the diagnostic and biomedical research markets as well as the sale of medical devices and related products (such as balloons and catheters) to original equipment manufacturer (OEM) suppliers and distributors; (2) royalties and license fees from licensing our proprietary surface modification and device drug delivery technologies to customers; the vast majority (typically in excess of 90%) of revenue in the “royalties and license fees” category is in the form of royalties, with the majority of our license fee revenue coming from our license agreement with Abbott; and (3) research and commercial development fees generated on customer projects. Revenue fluctuates from quarter to quarter depending on, among other factors: our customers’ success in selling products incorporating our technologies; the timing of introductions of licensed products by our customers; the timing of introductions of products that compete with our customers’ products; the number and activity level associated with customer development projects; the number and terms of new license agreements that are finalized each quarter; and the value of reagent chemicals and other products sold to customers.

Since fiscal 2013, with our investment in our drug-coated balloon (“DCB”) platform, we have been focused on a strategy to develop and manufacture proprietary medical device products that combine our surface modification coatings with medical devices or delivery systems (“whole-product solutions”). Our aim is to provide customers earlier access to highly differentiated whole-product solutions that address unmet clinical needs. On February 26, 2018, we entered into an agreement with Abbott whereby Abbott will have exclusive worldwide commercialization rights for Surmodics’ SurVeil® drug-coated balloon to treat the superficial femoral artery (“SurVeil”), which is currently being evaluated in a U.S. pivotal clinical trial. Separately, Abbott also received options to negotiate agreements for Surmodics' below-the-knee and arteriovenous (AV) fistula drug-coated balloon products, which are currently in pre-clinical development. We will collaborate with Abbott on product development, clinical trials and regulatory activities to obtain marketing clearances in the U.S. and the European Union. Expenses related to these activities will primarily be paid by Surmodics. We received an upfront payment of $25 million and may earn up to an additional $67 million upon achievement of certain milestones related to regulatory approval and clinical trial activities. Upon the regulatory approval of SurVeil, Surmodics will be responsible for the manufacture and supply of clinical and commercial quantities of the product and will realize revenue from product sales to Abbott, as well as a share of profits resulting from third-party sales. The agreement with Abbott represents a significant step forward in our whole-product solutions strategy. In the third quarter and nine months ended June 30, 2018, we recognized revenue of $1.7 million and $2.2 million, respectively, related to the Abbott agreement which is included in royalties and license fees in our medical device segment. Revenue from the upfront fee will be recognized as regulatory and clinical activities are performed. Revenue from the contingent milestones will be recognized when the contingencies are resolved. We are currently evaluating the effects of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which was issued by the Financial Accounting Standards Board (“FASB”) in May 2014, on the upfront and potential milestone payments from Abbott, and those effects may be material upon adoption of the standard in fiscal 2019.

In May 2018, we entered into an agreement with Embolitech, LLC (“Embolitech”) to acquire an innovative thrombectomy platform technology and related intellectual property with broad potential peripheral vascular applications. Under the agreement,

Surmodics will pay $5 million in fiscal 2018 and additional amounts in future years related to achievement of various regulatory milestones. The addition of this technology to the Surmodics peripheral vascular pipeline strengthens the company’s focus on developing highly differentiated whole-product solutions for its medical device customers. The Embolitech technology platform is designed to remove difficult, organized (hard) blood clots. Surmodics will leverage its design, development and manufacturing capabilities to advance the technology platform for a variety of peripheral and vascular applications. As a result of this agreement, we recognized acquired in-process research and development expense totaling $7.9 million in the third quarter of fiscal 2018, representing the present value of probable payments to be made under the agreement. Additional payments of up to an additional $3.5 million may be made in future periods, $2.0 million of which are contingent upon achievement of regulatory milestones.

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

Overview of Research and Development Activities

We continue to invest in our whole-product solutions strategy through research and development (“R&D”) activities in our proprietary products pipeline, including clinical and regulatory activities necessary to bring these products to market. The continued development of new products is a major step forward in our strategy to offer whole-product solutions for the medical device industry. Tangible results of these investments in fiscal 2018 include initializing the TRANSCEND Surveil pivotal clinical trial and the related partnership with Abbott to develop and commercialize the SurVeil product, as well as U.S. Food and Drug Administration (“FDA”) clearances for our Telemark™ coronary/peripheral support microcatheter and our .018” low-profile percutaneous transluminal angioplasty balloon dilation catheter (“.018” PTA balloon catheter”). With the acquisition of the Embolitech thrombectomy platform technology, we have significantly enhanced our R&D pipeline portfolio and plan to leverage the technology to develop products for use in several peripheral and vascular applications. Additionally, in late fiscal 2017, we received FDA and Conformité Européenne clearances for our .014” low-profile PTA balloon catheter, designed for peripheral angioplasty procedures.

The SurVeil DCB early feasibility clinical study, conducted in the U.S., met its primary endpoint by demonstrating peak paclitaxel plasma concentrations post-index procedure. Consistent with pre-clinical data, systemic levels were low and cleared rapidly.

In July 2017, we received an investigational device exemption (“IDE”) from the FDA to initiate a pivotal clinical trial of the SurVeil DCB. The randomized clinical trial, TRANSCEND, is evaluating the SurVeil DCB for treatment for PAD in the upper leg compared with the Medtronic IN.PACT® Admiral® DCB. The objective of the TRANSCEND clinical trial is to evaluate the safety and effectiveness of the SurVeil DCB device for treatment of subjects with symptomatic PAD due to stenosis of the femoral and/or popliteal arteries. If successful, the TRANSCEND clinical trial will be used to support regulatory approvals and reimbursement in the U.S. and Europe. The trial will enroll up to 446 subjects at up to 60 sites in the U.S. and 18 outside-the-U.S. Study participants will be randomized to receive either treatment with SurVeil DCB or IN.PACT Admiral DCB. The trial’s primary efficacy endpoint is primary patency, defined as a composite of freedom from restenosis and clinically-driven target lesion revascularization through 12 months post-index procedure. All randomized subjects will be followed through 60 months post-index procedure. We initiated enrollment in the TRANSCEND clinical trial in October 2017 and have engaged several clinical research organizations to assist us with the administration of the clinical trial in and outside of the U.S. There is no assurance that the TRANSCEND clinical trial will support regulatory approval, or that any anticipated time frame will be met. We estimate that the total cost of the TRANSCEND clinical trial will range between $32 million to $40 million over the next several years, of which approximately $6.9 million has been incurred through June 30, 2018. To the extent that we achieve certain agreed-upon milestones in connection with the TRANSCEND clinical trial, we may receive up to $67 million of additional milestone payments pursuant to the Abbott agreement discussed above.

We are executing on our plan to develop and commercialize 12-15 medical device products over the next 5 years. Additional planned activities include  incorporation of our catheter, hydrophilic coatings and thrombectomy technology platforms into various other devices intended for the emerging peripheral vascular treatment market. Additionally, we are developing other products that utilize our DCB platform, including DCB’s for treatment of PAD below-the-knee and arteriovenous fistulae, commonly associated with hemodialysis. We may also acquire technologies, when appropriate, to complement or integrate with our existing proprietary products.

We prioritize our internal R&D programs based on a number of factors, including a program’s strategic fit, commercial impact and market size, potential competitive advantages, technical feasibility, and the amount of investment required. The measures and metrics used to monitor a program’s progress vary, but typically include key deliverables, milestones, timelines, and an overall program budget. We typically make decisions to continue or terminate a program based on research results (relative to the above measures and metrics) and other factors, including our own strategic and/or business priorities, and the amount of additional investment required to complete development.

With respect to cost components, R&D expenses consist of labor, materials and overhead costs (for example, utilities, depreciation, and indirect labor) for both customer R&D and internal R&D programs. We manage our R&D organization in a flexible manner, balancing workloads/resources between internal R&D and customer R&D programs, based on the level of customer program activity and resource needs for our internally developed product programs. Therefore, costs incurred for customer R&D and internal R&D can shift as customer and internal project activity increases or decreases.

Critical Accounting Policies

Critical accounting policies are those policies that require the application of management’s most challenging, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions, and are updated at least quarterly. For the quarter ended June 30, 2018, there were no significant changes in our critical accounting policies.

For a detailed description of our critical accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Results of Operations – Three and Nine Months Ended June 30

Revenue. Revenue for the third quarter of fiscal 2018 was $22.2 million, an increase of $4.4 million, or 24.9%, as compared with the third quarter of fiscal 2017. Revenue for the first nine months of fiscal 2018 was $52.3 million, an increase of $5.2 million, or 9.9%, compared with the first nine months of fiscal 2017. The following is a summary of revenue by segment.

	Three Months Ended June 30,		%	Nine Months Ended June 30,		%
(Dollars in thousands)	2018	2017	Change	2018	2017	Change
Revenue
Medical Device	$16,701	$12,778	30.7%	$43,527	$39,260	10.9%
In Vitro Diagnostics	5,526	5,012	10.3%	14,771	13,794	7.1%
Total Revenue	$22,227	$17,790	24.9%	$58,298	$53,054	9.9%

Medical Device. Medical Device revenue was $16.7 million in the third quarter of fiscal 2018, an increase of 30.7% as compared with $12.8 million for the third quarter of fiscal 2017. Medical Device revenue was $43.5 million in the first nine months of fiscal 2018, an increase of 10.9% as compared with $39.3 million for first nine months of fiscal 2017.

Product sales increased 48.9%, or $1.6 million, in the current quarter as compared with the prior-year quarter, due primarily to a $1.1 million increase in balloon catheter sales. Additionally, royalties and license fee revenue increased 32.7%, or $2.4 million, in the current-year third quarter as compared with the prior-year third quarter as a result of $1.7 million of license fee revenue from our SurVeil DCB license arrangement with Abbott, as well as broad growth in royalties from our hydrophilic coatings customers. These increases were partly offset by a reduction in research, development and other revenue of $0.1 million in the third quarter of fiscal 2018 as compared with the third quarter of fiscal 2017.

Product sales increased 22%, or $2.3 million, for the nine months ended June 30, 2018 as compared with the same prior-year period, including a $1.4 million increase in balloon catheter shipments. Additionally, royalties and license fee revenue increased 11%, or $2.6 million, in the current-year period as compared with the prior-year period as a result of strength in our hydrophilic royalties business, as well as $2.2 million of license fee revenue from our SurVeil DCB license arrangement with Abbott. These increases were partly offset by a $0.6 million decrease in research, development and other revenue. We continue to experience delays in customer research and development programs, which has had a negative impact on revenue in the current fiscal year.

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

In Vitro Diagnostics. In Vitro Diagnostics revenue increased 10.3% to $5.5 million in the third quarter of fiscal 2018 as compared with $5.0 million for the third quarter of fiscal 2017, primarily due to an increase in antigen and stabilization sales. In Vitro Diagnostics revenue was $14.8 million in the first nine months of fiscal 2018, an increase of 7.1%, as compared with $13.8 million for the first nine months of fiscal 2017, primarily due to an increase in microarray slide and BioFX product sales.

Costs and Operating Expenses

The following is a summary of major costs and expenses as a percent of total revenue:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2018		2017		2018		2017
(Dollars in thousands)	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue
Product costs	$4,104	18%	$2,914	16%	$9,908	17%	$8,104	15%
Research and development	9,778	44	7,927	45	28,383	49	22,105	42
Selling, general and administrative	5,977	27	5,232	29	17,606	30	15,170	29
Acquired in-process research and development	7,888	35	—	0	7,888	14	—	0
Acquired intangible asset amortization	624	3	603	3	1,878	3	1,790	3
Contingent consideration expense (gain)	106	0	(629)	(4)	(1,006)	(2)	(803)	(2)

Product costs. Product gross margin (defined as product sales less related product costs) was 60.8% and 65.0% of product sales for the third quarter of fiscal 2018 and 2017, respectively. Product gross margin was 63.6% and 66.2% of product sales for the first nine months of fiscal 2018 and 2017, respectively. The decline in product gross margin in the three months ended June 30, 2018, as compared with the prior-year period, was due to product mix in our IVD and medical device businesses. Product gross margin on IVD and reagent sales increased from the prior-year quarter, however these increases were more than offset by incremental, non-proprietary medical device sales, which skewed product gross margins lower as a percent of revenue for the third quarter of fiscal 2018. In the three and nine months ended June 30, 2018, the scale-up of our Irish manufacturing facility and non-proprietary medical device product mix negatively impacted gross margins in our Medical Device business, while an increase in sales of distributed diagnostics products in our IVD business also negatively impacted product gross margin in the third quarter of fiscal 2018.

Research and development (R&D) expenses. R&D expenses increased $1.9 million and $6.3 million in the three and nine months ended June 30, 2018, respectively, from the same prior-year periods, which was primarily the result of higher planned spending for our DCB and proprietary product development and clinical activities, including our TRANSCEND clinical trial. We plan to increase R&D spending in fiscal 2018 to support our whole-product solutions strategy, including a significant increase in clinical and regulatory expenses. We anticipate fiscal 2018 R&D expense will range between 50% and 55% of revenue.

Selling, general and administrative (SG&A) expenses. SG&A expenses increased $0.7 million and $2.4 million in the three and nine months ended June 30, 2018, respectively, from the same prior-year periods. These increases reflect a estimated customer claim accrual totaling $1.0 million in both the three and nine months ended June 30, 2018, as well as $0.5 million of costs associated with the Abbott agreement incurred in the nine months ended June 30, 2018. We expect fiscal 2018 SG&A expenses will range between 28% and 30%, as a percent of revenue.

Intangible asset amortization. As part of our fiscal 2016 acquisitions in our Medical Device business, we acquired certain intangible assets which are being amortized over periods ranging from 4 to 14 years. In addition, we own certain intangible assets related to the BioFx acquisition in fiscal 2007. We recognized $0.6 million and $1.9 million in amortization expense related to these acquisitions in the three and nine months ended June 30, 2018, respectively. We recognized $0.6 million and $1.9 million in amortization expense related to these acquisitions in the three and nine months ended June 30, 2017, respectively. Acquired intangible asset amortization is estimated to total $2.5 million in fiscal 2018.

Contingent consideration accretion expense. For the three and nine months ended June 30, 2018, we recorded a net expense of ($0.1) million and a net gain of $1.0 million, respectively, related to our contingent consideration liabilities from prior-year acquisitions. For the three and nine months ended June 30, 2017, we recorded a net gain of $0.6 million and $0.8 million, respectively, related to these contingent consideration liabilities. The expense in the third quarter of fiscal 2018 is related to normally scheduled accretion expense related to the passage of time. The gain in the third quarter of fiscal 2017 was due to a reduction in the estimated probability of achievement of certain revenue and strategic milestones. We expect to recognize a net gain of $1.0 million for fiscal 2018 related to our contingent consideration liabilities. If there are any changes in the amount, probability or timing of contingent consideration milestone achievement, there may be adjustments, which could be material, in the statements of operations to reflect changes in the fair value of contingent consideration liabilities.

Acquired in-process research and development. As a result of the Embolitech agreement, we recognized acquired in-process research and development expense totaling $7.9 million in the second quarter of fiscal 2018, representing the present value of probable payments to be made under the agreement.

Other income (loss), net. Major classifications of other income (loss), net are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Investment income, net	$303	$104	$566	$274
Foreign exchange gain (loss)	652	(594)	113	(121)
Gains on strategic investment and other	—	—	177	—
Other income (loss), net	$955	$(490)	$856	$153

The increase in investment income in the third quarter and first nine months of fiscal 2018, as compared with the prior-year periods, is the result of higher interest rates on debt investments as well as an increase in investment principal from the $25 million Abbott payment. The foreign exchange gain (loss) in the three and nine months ended June 30, 2018 and 2017 is primarily related to the change in exchange rates associated with the Euro-denominated contingent consideration liability from the Creagh Medical acquisition, which is scheduled to be paid in the first quarter of fiscal 2019. In the three and nine months ended June 30, 2018, the Euro weakened against the U.S. Dollar, resulting in gains for each of the periods. The Euro strengthened against the U.S. Dollar in the three and nine months ended June 30, 2017, resulting in losses for those periods. We recognized a gain on a previously sold strategic investment in the first nine months of fiscal 2018 as additional consideration was released from escrow.

Income tax provision. The income tax (benefit) provision was ($2.6) million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively. The income tax (benefit) provision was ($2.8) million and $3.3 million for the nine months ended June 30, 2018 and 2017, respectively. In December 2017, the Tax Cuts and Jobs Act tax legislation was signed into law, which reduced the U.S. Federal statutory tax rate from 35% to 21%, among other changes. As a result of the enactment of this legislation, the Company’s net loss for the nine months ended June 30, 2018 includes discrete tax expense of $1.2 million from our net deferred tax assets revaluation based on the change in the statutory tax rate. U.S. tax law requires that taxpayers with a fiscal year beginning before and ending after the effective date of a rate change calculate a blended tax rate for the year based on the pro rata number of days in the year before and after such effective date. Accordingly, for fiscal 2018, our statutory income tax rate is expected to be 24.5% in the U.S. The Company’s effective tax reflects the impact of state income taxes, permanent tax items and discrete tax benefits, as well as operating losses in Ireland, where tax benefits are offset by a valuation allowance.

The tax benefits recognized in the three and nine months ended June 30, 2018 as compared with tax expense in the same prior-year periods, reflect expected pre-tax net losses, including acquired in-process research and development expense of $7.9 million from the Embolitech technology acquisition, as well as the release of reserves related to the finalization of certain tax returns and audits, excess tax benefits related to stock-based compensation due to significant option exercise activity during the current-year periods and an increase in the estimated U.S. federal R&D tax credit, partly offset by the expense from the aforementioned revaluation of deferred tax assets in the nine months ended June 30, 2018.

Discrete tax benefit from excess tax benefits realized from share awards vested, expired, cancelled and exercised of $1.0 and $1.4 million for the respective three and nine-month periods ended June 30, 2018. Discrete tax expense from tax deficiencies realized from share awards vested, expired, cancelled and exercised of less than $0.1 and $0.3 million for the respective three and nine-month periods ended June 30, 2017.

We expect income tax benefit, including the impact of tax reform, to be in the range of $2.5 million to $2.9 million for fiscal 2018. Currently, income and losses generated in Ireland from our Creagh Medical acquisition do not reflect an Irish income tax expense (benefit) as they are offset by a valuation allowance. Therefore, taxable income or losses in Ireland, where the statutory tax rate is 12.5%, will result in no reported tax benefit or expense in fiscal 2018. Certain provisions of the Tax Cuts and Jobs Act significantly change the treatment of accumulated and future earnings of foreign subsidiaries. While we do not have accumulated earnings subject to a repatriation tax under the law, we may be subject to additional U.S. tax on our foreign subsidiary’s income in future years. Additionally, in the future we may be subject to limitations on deductibility of officer and executive compensation under the new legislation.

Segment Operating Results

Operating income (loss) for each of our reportable segments is as follows:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(Dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Operating income (loss):
Medical Device	$(6,193)	$1,403	(541)%	$(6,351)	$6,627	(196)%
In Vitro Diagnostics	2,176	2,230	(2)%	6,269	5,922	6%
Total segment operating income	(4,017)	3,633		(82)	12,549
Corporate	(2,233)	(1,890)	18%	(6,277)	(5,861)	7%
Total operating income (loss)	$(6,250)	$1,743	(459)%	$(6,359)	$6,688	(195)%

Medical Device. Operating (loss) income declined by $7.6 million and $13.0 million in the three and nine months ended June 30, 2018, respectively, as compared with the same prior-year periods. Operating (loss) income as a percentage of revenue was (37.1)% and 11.0% in the third quarter of fiscal 2018 and 2017, respectively, and (14.6)% and 16.9% in the first nine months of fiscal 2018 and 2017, respectively. Operating (loss) income decreased in the current-year quarter from the comparable prior-year quarter as a result of a $7.9 million charge for acquired in-process research and development stemming from the Embolitech technology acquisition, as well as a $1.5 million increase in R&D expenses related to our planned investment in our DCB and proprietary medical device product development and clinical programs. Additionally, we incurred expense totaling $0.1 million related to our contingent consideration obligations in the current-year quarter, as compared with a gain of $0.6 million in the prior-year quarter. These increases in expenses were partly offset by a $0.8 million increase in product gross margin attributable to increased product sales and a $2.6 million increase in royalty and license fee revenue from the prior-year quarter.

Operating (loss) income in the nine months ended June 30, 2018 as compared with the same fiscal 2017 period was impacted by the Embolitech acquisition as well as an additional $5.4 million of R&D expenses related to our planned investment in our DCB and proprietary medical device product development and clinical programs and a $2.4 million increase in SG&A expenses as a result of the estimated customer claim totaling $1.0 million, as well as increases in stock-based compensation and costs attributable to the Abbott agreement. These expense increases were partly offset by a $4.3 million net increase in revenue attributable to increased product sales and royalty and license fee revenue in the fiscal 2018 period.

In Vitro Diagnostics. Operating income decreased by $0.1 million and increased by $0.3 million in the three and nine months ended June 30, 2018, respectively, as compared with the same prior-year periods. Operating income as a percentage of revenue was 39.4% and 42.4% in the three and nine months ended June 30, 2018, respectively. Operating income as a percentage of revenue was 44.5% and 42.9% in the three and nine months ended June 30, 2017, respectively. Product gross margin as a percent of sales was 61.7% and 65.9% in the three and nine months ended June 30, 2018, respectively, changed from 65.4% and 65.7%, in the respective prior-year periods. Product gross margins and operating income in the three months ended June 30, 2018 declined due to an increase in lower-margin antigen sales as compared with the same prior-year period. Additionally, allocated corporate expenses increased by $0.1 million in the current-year as compared with the third quarter of fiscal 2017. Product gross margin and operating income as a percent of revenue in the nine months ended June 30, 2018 remained consistent with the same prior-year periods as increases in product revenue were partly offset by increases in product costs and other expenses.

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

Liquidity and Capital Resources

As of June 30, 2018, we had working capital of $47.3 million, a decrease of $3.8 million from September 30, 2017. Working capital is defined by us as current assets minus current liabilities. The decrease from the prior year-end is a result of contingent consideration obligations totaling $11.7 million related to the Creagh Medical acquisition that are classified as current liabilities as of June 30, 2018, as well as increases in other accrued liabilities including an estimated customer claim totaling $1.0 million. These working capital reductions were partly offset by the receipt of the $25.0 million upfront payment from Abbott, of which $10.3 million is included in the current portion of deferred revenue as of June 30, 2018. As of September 30, 2017, the Creagh Medical contingent consideration obligations, which are recorded at their estimated fair market value using Level 3 inputs, were included in long-term liabilities. Contingent consideration earned for this acquisition is scheduled to be paid in December 2018. Our cash and cash equivalents and available-for-sale investments totaled $62.4 million at June 30, 2018, an increase of $14.1 million from $48.3 million at September 30, 2017. This change was primarily driven by the $25.0 million upfront payment received from Abbott, partially offset by $6.9 million of investments in plant and capital equipment, $4.5 million paid for acquired in-process research and development in the Embolitech transaction, $3.0 million of net cash payments related to net share settlement of equity awards during the first nine months of fiscal 2018 and payment of $0.9 million of contingent consideration obligations related to the fiscal 2016 acquisition of NorMedix, Inc.

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

On March 30, 2018, we terminated our Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association. In connection with the termination of the Credit Agreement, we wrote off less than $0.1 million of deferred financing costs to interest expense in the third quarter of fiscal 2018.

Summary of Cash Flows

	Nine Months Ended
	June 30,
(Dollars in thousands)	2018	2017
Cash provided by (used in):
Operating activities	29,222	7,656
Investing activities	(14,231)	(15,245)
Financing activities	(3,894)	(6,054)
Effect of exchange rates on changes in cash and cash equivalents	(8)	6
Net change in cash and cash equivalents	$11,089	$(13,637)

Operating Activities. We generated cash flows from operating activities of approximately $29.2 million and $7.7 million in the nine months ended June 30, 2018 and 2017, respectively.  During the first nine months of fiscal 2018 and 2017, we had net (loss) income of ($2.7) million and $3.5 million, respectively. Net changes in operating assets and liabilities had a positive impact on cash flows of $19.2 million in the nine months ended June 30, 2018 as compared with a negative impact of $3.9 million in the nine months ended June 30, 2017. Significant changes in operating assets and liabilities during these periods included:

•

Cash provided by deferred revenue was $22.9 million in the fiscal 2018 period, as compared with less than $0.1 million in the fiscal 2017 period, due to the $25.0 million upfront fee received from Abbott, net of amounts recognized to date.

•

Cash used for prepaids and other current assets totaled $2.1 million in the fiscal 2018 and 2017 periods. These changes were primarily due to increases in refundable Irish research and development tax credit assets and other reimbursable R&D expenses as well as increased prepaid clinical trial expenses in both periods.

•

Cash provided by accrued liabilities was $0.9 million for the first nine months of fiscal 2018, as accrued clinical study expense increased by $0.7 million and a customer claim related to an overpayment of coating royalties totaling $1.0 million was accrued in the second quarter of fiscal 2018.

•

Cash used for payments of accrued incentive compensation totaled $1.3 million during the fiscal 2017 period as the result of payments of incentive compensation obligations related to the achievement of performance objectives in fiscal 2016 in excess of amounts accrued during the fiscal 2017 period.

Investing Activities. We used cash in investing activities of $14.2 million in the first nine months of fiscal 2018 as compared with $15.2 million in the first nine months of fiscal 2017. We invested $6.9 million and $4.9 million in property and equipment in the first nine months of fiscal 2018 and fiscal 2017, respectively, with the primary driver of the increase in fiscal 2018 being the buildout of our newly leased R&D facility in Eden Prairie, Minnesota. In the first nine months of fiscal 2018 and 2017, we invested $3.0 million and $10.3 million, respectively, in available-for-sale debt securities, net of maturities of other investments. In the fiscal 2018 period, we paid $4.5 million for acquired in-process research and development in connection with the Embolitech transaction.

Financing Activities. We used cash in financing activities of $3.9 million and $6.1 million in the first nine months of fiscal 2018 and 2017, respectively.   In the first nine months of fiscal 2018 and 2017, we paid $4.4 million and $2.1 million, respectively, to purchase common stock to pay employee taxes resulting from the exercise of stock options. In the first nine months of fiscal 2018, we paid contingent consideration of $0.9 million related to the NorMedix, Inc. acquisition. In the first nine months of fiscal 2017, we paid $4.0 million to repurchase 169,868 common shares in open market purchases. Cash used in financing activities was partially offset by cash received from the issuance of shares related to exercises of employee stock options totaling $1.4 million and $0.2 million for the respective nine-month periods ended June 30, 2018 and 2017.

We believe that our existing cash, and cash equivalents and investments, which totaled $62.4 million as of June 30, 2018, together with cash flow from operations, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for the next twelve months. There can be no assurance, however, that Surmodics’ business will continue to generate cash flows at current levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms.

Customer Concentrations. Our licensed technologies provide royalty revenue, which represents the largest revenue stream to the Company. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic plc (“Medtronic”) is our largest customer comprising 18% of our consolidated revenue for fiscal 2017 and 17% of our consolidated revenue for the first nine months of fiscal 2018. Medtronic has several separately licensed products that generate royalty revenue for Surmodics, none of which represented more than 4% of our total revenue. No other individual customer using licensed technology constitutes more than 10% of Surmodics’ total fiscal 2018 to date or fiscal 2017 revenue.

Share Purchase Activity

Our Board of Directors has authorized the repurchase of up to an additional $25.3 million of the Company’s outstanding stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorization has no fixed expiration date.

Off-Balance Sheet Arrangements

As of June 30, 2018 and September 30, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

•

our ability to perform successfully with respect to certain product development activities, the related R&D expense impact and governmental and regulatory compliance activities which we have not previously undertaken in any significant manner;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of interest-bearing corporate debt securities with varying maturity dates, which are less than one year. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. As of June 30, 2018, we held $34.8 million in available-for-sale debt securities, all with maturity dates of less than one year, therefore interest rate fluctuations would have an insignificant impact on our results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements, corporate bonds and commercial paper instruments.

Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.

We are exposed to increasing Euro currency risk with respect to our manufacturing operations in Ireland. In a period where the U.S. dollar is strengthening or weakening as compared with the Euro, our revenue and expenses denominated in Euro currency are translated into U.S. dollars at a lower or higher value than they would be in an otherwise constant currency exchange rate environment. All sales transactions are denominated in U.S. dollars or Euros. We generate royalty revenue from the sale of customer products in foreign jurisdictions. Royalties generated in foreign jurisdictions by customers are converted and paid in U.S. dollars per contractual terms. Substantially all of our purchasing transactions are denominated in U.S. Dollars or Euros. Further, we are subject to foreign currency risk associated with the payment of up to €12.0 million of Creagh Medical contingent consideration in approximately December 2018. For the first nine months of fiscal 2018, we have recorded a foreign currency exchange gain of $0.1 million related to this future payment. A 10% increase or decrease in the U.S. Dollar to Euro exchange rate could have a $1.2 million impact on this payment based on the exchange rate as of June 30, 2018. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2018. Based on that evaluation, the Company’s Certifying Officers concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company has been involved in various legal actions involving its operations, products and technologies, including intellectual property and employment disputes. See footnote 16 to the condensed, consolidated financial statements, which describes a matter that was settled during the nine months ended June 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2018, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
04/1/18— 04/30/18	—	N/A	—	$25,298,238
05/1/18— 05/31/18	—	N/A	—	$25,298,238
06/1/18— 06/30/18	—	N/A	—	$25,298,238
Total	—	N/A	—	$25,298,238

(1)

As of June 30, 2018, the Company has an aggregate of $25.3 million available for future common stock repurchase under an authorization approved by the Board of Directors for up to $20.0 million on November 6, 2015, all of which is remaining, and an authorization approved by the Board of Directors on November 5, 2014 for which $5.3 million is remaining. These authorizations for share repurchases do not have a fixed expiration date.

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

101*

Financial statements from the Quarterly Report on Form 10-Q for Surmodics, Inc. for the quarterly period ended June 30, 2018, filed on August 6, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2018	Surmodics, Inc.

	By:	/s/ Timothy J. Arens
Timothy J. Arens
Vice President of Corporate Development and Strategy, Interim Vice President of Finance and Chief Financial Officer

(duly authorized signatory and principal financial officer)