Form 10-K
period 2018-09-30
SURMODICS INC
filed 2018-11-30
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 1(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by shareholders other than officers, directors or holders of more than 5% of the outstanding stock of the registrant as of March 31, 2018 was approximately $255 million (based upon the closing sale price of the registrant’s Common Stock on such date).

The number of shares of the registrant’s Common Stock outstanding as of November 26, 2018 was 13,398,036.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2019 Annual Meeting of Shareholders are incorporated by reference into Part III.

Forward-Looking Statements

Certain statements contained in this Form 10-K, or in other reports of the Company and other written and oral statements made from time to time by the Company, do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. The Company’s forward-looking statements generally relate to its growth and transformation strategy, including our whole-product solutions strategy and our ability to develop and commercialize medical device products, financial prospects, product development programs including development and commercialization of the SurVeil® drug-coated balloon (“SurVeil DCB”), including related license fee revenue and the estimated cost associated with the TRANSCEND clinical trial and other clinical trials, sales efforts, the impact of significant customer agreements, including its agreements with Medtronic plc (“Medtronic”) and Abbott Vascular, Inc. (“Abbott”), the impact of acquisitions, the Company’s whole-products solutions strategy, and our expectations related to expenses and regulatory approvals. You should carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement. Investors are advised not to place undue reliance upon the Company’s forward-looking statements and to consult any further disclosures by the Company on such topics in this and other filings with the Securities and Exchange Commission (“SEC”). Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A “Risk Factors” below.

PART I

ITEM 1.  BUSINESS.

OVERVIEW

Surmodics, Inc. and subsidiaries (referred to as “Surmodics,” the “Company,” “we,” “us,” “our” and other like terms) is a leading provider of medical device and in vitro diagnostic technologies to the healthcare industry. Our mission is to improve the treatment and detection of disease by using our technology to provide solutions to difficult medical device and diagnostic challenges. We aim to develop highly differentiated products designed to improve patient outcomes through enhanced treatment of vascular disease. Additionally, both our Medical Device and In Vitro Diagnostics operating segments partner with many of the world’s leading and emerging medical device, diagnostic and life sciences companies to commercialize our proprietary medical device, surface modification and diagnostics technologies.

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

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public may obtain any documents that we file with the SEC at http://www.sec.gov. We file annual reports, quarterly reports, proxy statements, and other documents with the SEC under the Exchange Act.

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

MEDICAL DEVICE SEGMENT

Advances in medical device technology have helped drive improved device efficacy and patient outcomes. The convergence of the pharmaceutical, biotechnology and medical device industries, often made possible by surface coatings and device drug-delivery technologies, (together, “surface modification coating technologies”) presents an opportunity for major advancements in the healthcare industry. We believe the benefits of combining drugs and biologics with implantable and minimally invasive devices are becoming increasingly valuable in applications in cardiology, peripheral vascular disease, neurology, ophthalmology, orthopedic and other large interventional markets.

In an effort to improve their existing products or develop entirely new devices, a growing number of medical device manufacturers are exploring or using surface modification coating technologies as product differentiators or device enablers. The continuing trend toward minimally invasive surgical procedures, which often employ catheter-based delivery technologies, has increased the demand for hydrophilic (i.e., lubricious or slippery) coatings and other coating technologies, including drug-delivery coatings. For example, stents, particularly drug-eluting stents, have significantly reduced the need for repeat intravascular procedures or more invasive cardiac bypass surgery. Drug-coated balloons have further transformed intravascular therapies by enhancing patient outcomes while not leaving stents in the vascular system. Transcatheter heart valve repair or replacement via a minimally invasive catheter-based system has enabled the treatment of patients suffering from heart valve disease who are too ill to undergo open-heart surgery. Positive clinical outcomes and acceptance by patients, physicians and insurance companies of such innovations has helped certain segments of the United States (“U.S.”) medical device industry grow at a faster pace than the economy as a whole. The attractiveness of the industry has drawn intense competition among the companies participating in this area.

For many years, we have provided surface modification coating technologies that impart lubricity, prohealing or biocompatibility characteristics, as well as drug delivery capabilities to enhance our customers’ medical devices and delivery systems. Since fiscal 2013, with our investment in our drug-coated balloon (“DCB”) platform, we have been focused on a strategy to develop and manufacture proprietary medical device products that combine our surface modification coatings with medical devices or delivery systems (“whole-product solutions”). This strategy does not change our focus on the development and commercialization of our core surface modification coating technologies. However, we believe it will greatly increase our relevance in the industry and is key to our future growth and profitability, given the prospect of capturing more revenue and operating margin with whole-product solutions.

Over the past three years, we have enhanced our medical device design, development and manufacturing capabilities through internal growth and acquisition, with the goal of developing and commercializing 12-15 medical device products by the end of fiscal 2023. To that end, we have invested in state-of-the-art R&D and manufacturing facilities in Ireland and the U.S. and have begun integrating our balloon catheter, ultra-thin-walled catheter and surface modification coating technologies into several new products and product platforms. Our aim is to provide customers earlier access to highly differentiated whole-product solutions that address unmet clinical needs through development and commercialization of novel vascular devices.

During fiscal 2018, we continued investing in our whole-product solutions strategy and achieved several meaningful strategic milestones. On February 26, 2018, we entered into an agreement with Abbott whereby Abbott will have exclusive worldwide commercialization rights for Surmodics’ SurVeil® DCB to treat the superficial femoral artery (“SurVeil DCB”) (the “Abbott Agreement”), which is currently being evaluated in a U.S. pivotal clinical trial. Separately, Abbott also received options to negotiate agreements for Surmodics' below-the-knee and arteriovenous (“AV”) fistula DCB products, which are currently in pre-clinical development. We will collaborate with Abbott on product development, clinical trials and regulatory activities to obtain marketing clearances in the U.S. and the European Union for the SurVeil DCB. Expenses related to these activities will primarily be paid by Surmodics. We received an upfront payment of $25 million and may earn up to an additional $67 million upon achievement of certain milestones related to regulatory approval and clinical trial activities. Upon the regulatory approval of the SurVeil DCB, Surmodics will be responsible for manufacturing clinical and commercial quantities of the product and will realize revenue from product sales to Abbott, as well as a share of profits resulting from sales to third parties. The agreement with Abbott represents a significant step forward in our whole-product solutions strategy. We recognized revenue of $4.4 million in fiscal 2018 related to the Abbott Agreement, which is included in royalties and license fees in our medical device segment. Revenue from the upfront fee is recognized as regulatory and clinical activities are performed. Revenue from the contingent milestones will begin to be recognized if and when the contingencies are resolved.

In May 2018, we entered into an agreement with Embolitech, LLC (“Embolitech”) to acquire an innovative thrombectomy platform technology and related intellectual property with broad potential peripheral vascular applications. Under the agreement, Surmodics paid $5.0 million in fiscal 2018 and will pay additional amounts in future years related to achievement of various regulatory milestones. The Embolitech technology platform is designed to remove difficult, organized (hard) blood clots. Surmodics plans to leverage its design, development and manufacturing capabilities to advance the technology platform for a variety of peripheral and vascular applications as part of our whole-product solutions pipeline. As a result of this agreement, we recognized acquired in-process research and development expense totaling $7.9 million in fiscal 2018, representing the present value of probable payments to be made under the agreement. Additionally, Surmodics is obligated to pay $3.5 million in several installments beginning December 2019 and ending December 2023. These payments may be accelerated upon the occurrence of certain sales and regulatory milestones. An additional $2.0 million payment is contingent upon the achievement of certain regulatory milestones within a contingency period ending in 2033.

Overview of Interventional Peripheral Market and Whole-Product Solutions Strategy

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

Our business model for our whole-product solutions strategy is to design, develop and manufacture highly differentiated products for our customers that incorporate our proprietary catheter, balloon and surface modification coating technologies to improve patient outcomes and reduce procedure costs, while maintaining patient safety. Additionally, we are focused on developing devices  that consider the needs of various care settings ranging from hospitals to alternate care facilities, in order to provide improved care. The strategy has been built on our investment in proprietary device technologies, as well as state-of-the-art medical device design, development and manufacturing capabilities. Combined with our leadership in surface modification coating technologies, we will develop whole-product solutions to address unmet needs in the treatment of PAD and other vascular diseases.

Our development efforts to date have yielded several device technology platforms that serve the interventional vascular market, with a primary focus on treatment of PAD.

Drug-coated balloons

Drug-coated balloons are currently used in a variety of vascular interventions and may be helpful in preventing restenosis, or the narrowing of vessels after treatment. Surmodics is focused on the development of DCB’s to treat PAD and the development of the SurVeil DCB over the past several years has been a major component of our whole-product solutions strategy. During fiscal 2016, we initiated PREVEIL, an early feasibility clinical trial of the SurVeil DCB, which is intended to treat PAD in the leg above the knee. Enrollment in PREVEIL was completed in the second quarter of fiscal 2017 and the study met its primary endpoint by demonstrating peak paclitaxel plasma concentrations post-index procedure. Consistent with pre-clinical data, systemic levels were low and cleared rapidly. Data from the PREVEIL study continues to demonstrate positive results and showed no clinically driven target lesion revascularization after 12 months. We began enrollment in the TRANSCEND SurVeil DCB pivotal clinical study in the first quarter of fiscal 2018, with the objective of obtaining data necessary to support regulatory approvals and reimbursement for this device in the U.S. We also plan to collect the data necessary to support Conformité Européenne (“CE”) Mark approval using a subset of patients from the TRANSCEND clinical trial. Until regulatory approvals have been obtained, our SurVeil DCB is not approved for commercial sale.

Our DCB product platform also includes two other products currently in development stage. The first is our paclitaxel-based Avess™ DCB for the treatment of AV fistulae. Secondly, we are developing our sirolimus-based Sundance™ DCB for the treatment of below-the-knee PAD. In fiscal 2018, we submitted an application for a first in-human study of our Avess DCB.

Specialty catheters

Often, interventional vascular procedures require one or more devices to provide appropriate access and necessary support for the physician. Our integration of proprietary low-profile balloon catheter, ultra-thin-walled catheter, and surface modification coating technologies is generating a pipeline of highly differentiated medical devices that improve on currently available minimally-invasive PAD treatments, or in some cases offer an option for complex cases. Our specialty catheters are designed for high performance in challenging vascular anatomy, providing clinicians enhanced ability to access, cross and treat increasingly complex vascular lesions.

During fiscal 2018, we received U.S. Food and Drug Administration (“FDA”) clearances for our Telemark™ coronary/peripheral support microcatheter and our .018” low-profile percutaneous transluminal angioplasty (“PTA”) balloon dilation catheter. Additionally, in fiscal 2017 we received FDA and CE Mark clearances for our .014” low-profile PTA balloon catheter, designed for peripheral angioplasty procedures. We are currently in discussions with potential partners to distribute these products and expect to begin to generate revenue in fiscal 2019.

Thrombectomy

Acute vascular occlusion, or the blocking of arteries by clots or plaque is another peripheral vascular condition commonly associated with PAD. Often, these clots require surgical intervention and have proven difficult to remove with currently available medical device technologies. A similar condition in the venous system, known as Venous Thromboembolism (“VTE”), includes both pulmonary embolism and deep vein thrombosis. VTE has a high prevalence in the US and high overall and in-hospital mortality rates which causes strain on the U.S. healthcare system.

We plan to leverage the Embolitech thrombectomy platform technology that we acquired in fiscal 2018 to develop products to treat these conditions more effectively as compared with existing treatment methods and devices. The Embolitech technology platform is designed to remove difficult, organized (hard) blood clots that are often difficult for existing devices, and has potential applications in the peripheral vascular market, as well as the neurology and coronary markets. The technology offers an innovative design that eliminates the need for the use of thrombolytics, reducing the likelihood of ICU time and bleeding complications that affect patient recovery and outcomes. Our goal with this technology is to reduce procedure time and eliminate the need for additional external capital equipment, thereby providing an easy-to-use, on-the-table solution for clinicians and patients.

Overview of Surmodics’ Surface Modification Coating Technologies

We believe Surmodics is positioned to take advantage of the continuing trend of incorporating surface modification coating technologies, particularly in the area of device drug-delivery, into the design of more efficient and effective combination products, as well as new product applications. We have a growing proprietary technology portfolio that incorporates our market expertise and insight, as well as unique collaborative research, development and manufacturing capabilities — key ingredients to bring innovation together to benefit patients and the healthcare industry.

Coatings for Surface Modification and Device Drug Delivery

Key differentiating characteristics of our coating platforms are their flexibility, durability and ease of use. In terms of flexibility, coatings can be applied to many different kinds of surfaces and can immobilize a variety of chemical, pharmaceutical and biological agents. Additionally, the surface modification process can be tailored to provide customers with the ability to improve their devices’ performance by choosing the specific coating properties desired for particular applications. Our surface modification coating technologies also can be combined to deliver multiple surface-enhancing characteristics on the same device.

Our proprietary PhotoLink® coating technology (“PhotoLink Technology”) is a versatile, easily applied, coating technology that modifies medical device surfaces by creating covalent bonds between device surfaces and a variety of chemical agents. PhotoLink Technology can impart many performance enhancing characteristics, such as advanced lubricity (slippery) and hemocompatibility (preventing blood clot formation), when bound onto surfaces of medical devices or other biological materials without materially changing the dimensions or other physical properties of devices.

PhotoLink Technology reagents can be applied to a variety of substrates. The coating formulations are easily applied to the material surface by a variety of methods including, but not limited to, dipping, spraying, roll-coating or ink-jetting. We continue to expand our proprietary reagent portfolio for use by our customers. These reagents enable our customers to develop novel surface features for their devices, satisfying the expanding healthcare industry requirements. We are also continually working to expand the list of materials that are compatible with our surface modification and device drug-delivery reagents. Additionally, we develop coating processes and coating equipment to meet the device quality, manufacturing throughput and cost requirements of our customers.

The PhotoLink Technology coating process is relatively simple to use and is easily integrated into the customer’s manufacturing operations. In addition, the process does not subject the coated products to harsh chemical or temperature conditions, produces no hazardous byproducts, and does not require lengthy processing or curing time. Further, coatings incorporating the PhotoLink Technology are generally compatible with accepted sterilization processes, so the surface attributes are not lost when the medical device is sterilized.

Our Serene® hydrophilic coating platform optimizes lubricity and durability while significantly reducing particulates generation. This next-generation PhotoLink Technology-enabled coating has demonstrated excellent lubricity on a wide range of substrates, and has been used on FDA-cleared coronary, peripheral and structural heart devices.

Our device drug-delivery coating technologies allow therapeutic drugs to be incorporated within our proprietary polymer matrices to provide controlled, site-specific release of the drug into the surrounding environment. The drug release can be tuned to elute quickly (within minutes to a few days) or slowly (from several months to over a year), illustrating the wide range of release profiles that can be achieved with our coating systems. On a wide range of devices, drug-eluting coatings can help improve device performance, increase patient safety and enable innovative new treatments. Examples of short term use drug-delivery devices would include DCB’s and examples of longer-term drug-delivery devices would include drug eluting stents. We work with companies in the medical device and biotechnology industries to develop specialized coatings that allow for the controlled release of drugs from device surfaces. We see at least three primary areas with strong future potential: (1) improving the function of a device which itself is necessary to treat the medical condition; (2) enabling site-specific drug delivery while limiting systemic exposure; and (3) enhancing the biocompatibility of a medical device to ensure that it continues to function over a long period of time.

Licensing Arrangements

We commercialize our surface modification coating technologies primarily through licensing arrangements with medical device manufacturers. We believe this approach allows us to focus our resources on further developing new technologies and expanding our licensing activities. Many of our technologies have been designed to allow manufacturers to implement them easily into their own manufacturing processes so customers can control production and quality internally without the need to send their products to a contract manufacturer.

We generate the largest portion of our revenue through licensing arrangements. Royalties and license fees represented 43.6%, 43.5% and 46.5% of our total revenue in fiscal 2018, 2017 and 2016, respectively. Greater than 91% of our royalties and license fees revenue in this three-year period were generated from hydrophilic coating licenses. Revenue from these licensing arrangements typically includes license fees and milestone payments, minimum royalties, and royalties based on a percentage of licensees’ product sales. We also generate revenue from reagent chemical sales to licensees for use in their coating processes. Additionally, under the Abbott Agreement, we have provided worldwide commercialization rights, including a license under certain of our intellectual property, for the SurVeil DCB. During fiscal 2018, we recognized revenue of $4.4 million related to the Abbott Agreement, which represents a portion of the up-front license fee received under that agreement.

The licensing process for our coating technology licenses begins with the customer specifying a desired product feature to be created such as lubricity or drug delivery. Because each device and coating application is unique, we routinely conduct a feasibility study to qualify each new potential product application, often generating commercial development revenue. Feasibility studies can range in duration from several months to a year. After we complete a feasibility study, our customers cannot market their product until they receive regulatory approval. As further described under the caption “Government Regulation,” the regulatory approval process varies in each country and ranges from several months to four or more years. At any time prior to a customer’s commercial launch, a license agreement may be executed granting the licensee rights to use our technology. We often support our customers by providing coating assistance for parts required in animal tests and human clinical trials. Typically, we complete a technology transfer to most customers which enables those customers to apply the coating at their own facilities.

License agreement terms are generally for a specified number of years or our patent’s life, whichever is longer, although a license generally may be terminated by the licensee for any reason upon 90 days’ advance written notice. In cases where the royalty obligation extends beyond the life of the applicable patent, it is because the license also includes rights to our know-how or other proprietary rights. Under these circumstances, the royalty obligation typically continues at a reduced royalty rate for a specified number of years generally tied to the date on which the customer’s product was first sold.

Our license agreements may include certain license fees and/or milestone payments. Substantially all our licensed coatings technology applications are nonexclusive, allowing us to license each technology to multiple customers. Moreover, even exclusive coatings technology licenses generally are limited to a specific “field of use,” allowing us the opportunity to further license technology to other customers. The royalty rate on a substantial number of the coatings agreements has traditionally been in the 2% to 3% range, but there are certain contracts with lower or higher rates. In certain agreements, our royalty is based on an agreed-upon amount per unit. License fees, milestone payments, and the royalty rates are based on various factors, including the licensed product’s or technology’s stage of development, the perceived value of our technology to the customer’s product, the size of the potential market, and whether the arrangement is exclusive or nonexclusive. Our agreements generally incorporate a minimum royalty to be paid by the licensee. Royalty payments generally commence one quarter after the customer’s actual product sales occur because of the delay in reporting sales by our licensees. As such, we have historically recognized royalty revenue in the quarter that customer royalty payments are due to us. Commencing in fiscal 2019 we will adopt a new revenue recognition accounting standard that will require us to recognize and accrue sales-based royalty revenue under our coating technology licenses in the same quarter that the underlying customer product sale occurs.

We have over 150 licensed product classes (customer products utilizing Surmodics technology) already in the market generating royalties and greater than 100 customer product classes incorporating our technology in various stages of pre-commercialization. We signed 13, 17 and 18 new licenses in fiscal 2018, 2017 and 2016, respectively.

Under our coatings technology license agreements, the responsibility for securing regulatory approval for and ultimately commercializing these products rests with our customers. Our reliance on our customers in this regard and the potential risks to our operations as a result are discussed in Item 1A “Risk Factors” of this Form 10-K. Moreover, we are often contractually obligated to keep the details concerning our customers’ R&D efforts (including the timing of expected regulatory filings, approvals and market introductions) confidential. Our SurVeil DCB license requires us to complete certain activities in order to obtain regulatory approval for the device. Given the significant uncertainty inherent in product development and regulatory approval processes, the expected timing for regulatory approval and commercialization for the products pending regulatory approval is can vary greatly.

Our licensing agreements generally require us to keep our customers’ identities confidential, unless they approve of such disclosure. Licensed customers that allow the use of their name include: Abbott Laboratories and Abbott Vascular, Inc. (together, “Abbott”), Boston Scientific Corporation (“Boston Scientific”), Cook Medical, Cordis Corporation (a subsidiary of Cardinal Health, Inc.), Covidien PLC (a subsidiary of Medtronic), Edwards Lifesciences Corporation, Evalve, Inc. (a subsidiary of Abbott), ev3 Inc. (a subsidiary of Medtronic), Medtronic, OrbusNeich Medical, Inc., and Spectranetics Corporation (a subsidiary of Koninklijke Philips N.V.).

IN VITRO DIAGNOSTICS SEGMENT

Our In Vitro Diagnostics (“IVD”) business unit sells stabilization products, substrates, antigens and surface coatings to diagnostics customers. We manufacture and sell components for in vitro diagnostic immunoassay and molecular tests and we manufacture and sell surface coatings to the diagnostic, biomedical research, and life science markets.

Immunoassay Diagnostics. An immunoassay is a biochemical test that measures the presence or concentration of a target molecule, or “analyte”, in a biological fluid or sample. Analyte levels are correlated to the patient’s disease state or medical condition to diagnose the presence, absence or severity of disease. Analytes can range from large molecules such as proteins to small molecules such as hormones. Immunoassays are developed and produced using multiple components. The component’s selection and optimization confer the assay quality and performance of the assay in terms of sensitivity and specificity. IVD companies select these critical biochemical and reagent components to meet the assay’s diagnostic specifications. We develop, manufacture and sell high-performing, consistent-quality and stable immunoassay component products to enable our customers’ diagnostic tests to detect the absence or presence of disease.

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

Substrates. We also provide colorimetric and chemiluminescent substrates to the IVD market under our BioFX® trademark. A substrate is the diagnostic test kit component that detects and signals that a reaction has taken place so that a result can be recorded. Colorimetric substrates signal a positive diagnostic result through a color change. Chemiluminescent substrates signal a positive diagnostic result by emitting light. We believe that our substrates offer a high level of stability, sensitivity and consistency.

Antigens. We are the exclusive distributor in the U.S., Canada and Puerto Rico (and non-exclusive distributor in Japan) of DIARECT AG’s line of antigens. Because of the lack of high-quality antigens from natural sources, DIARECT produces the majority of these antigens and other components using recombinant technology.

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

OTHER FACTORS IMPACTING OUR OPERATIONS

Research and Development

Our R&D personnel work to enhance and expand our technology and product offerings in the area of whole-product solutions, drug delivery, surface modification, and in vitro diagnostics through internal scientific investigation and proprietary product development. These scientists and engineers also evaluate external technologies in support of our corporate development activities. Our R&D efforts are all guided by the needs of the markets in which we do business. Additionally, the R&D staff support the business development staff and business units in performing feasibility studies, and providing technical assistance to existing and potential customers. These services, which generate our research, development and other revenue, include optimizing the relevant technologies for specific customer applications, supporting clinical trials, training customers, and integrating our technologies and know-how into customer manufacturing operations and developing whole-product solutions that meet customers’ needs by integrating our coating, medical device and medical device delivery technologies.

In fiscal 2018, 2017 and 2016, our R&D expenses were $41.0 million, $31.8 million and $18.5 million, respectively. R&D expenses are primarily comprised of research, development, clinical and regulatory activities necessary to design, develop and commercialize our products, as well as costs associated with our research, development and other revenue. We intend to continue investing significantly in R&D to advance our whole-product solutions, surface modification coatings, device drug delivery and in vitro diagnostic technologies and to expand uses for our technology platforms. We anticipate an increase in R&D expenses in fiscal 2019 primarily related to whole-product solutions product development, including our DCB development and clinical study activities. In addition, we continue to pursue access to products and technologies developed outside the Company to complement our internal R&D efforts.

Medical Device Segment

As treatment technologies become more sophisticated and increasingly leverage minimally invasive techniques, we believe the need for improved medical devices that benefit from surface modification and device drug delivery will continue to grow. We intend to continue our development efforts to expand our whole-product solutions offerings, including advancing our surface modification and device drug-delivery technologies to better meet these needs across multiple medical markets and to capture more of the final product value. Our whole-product solutions R&D activities are primarily focused on the peripheral vascular market, where we believe the integration of our surface modification, balloon catheter, thrombectomy and ultra-thin-walled catheter technologies will result in unique devices capable of producing better patient outcomes in complex, difficult-to-treat arterial disease cases. Our product pipeline continues to be bolstered through developing and acquiring medical device technologies and funding development activities, which has included pre-clinical and clinical studies.

With our fiscal 2018 acquisition of the Embolitech thrombectomy technology and significant investments in our R&D infrastructure, facilities and personnel over the past several years, we have strengthened our capabilities and broadened our capacity for R&D activities. In fiscal 2018, we completed the build-out of an R&D-focused facility which we lease in Eden Prairie, Minnesota. This accomplishment brings together the development teams focused on our DCB, catheter, and thrombectomy platform technologies, as well as our internal regulatory team in a state-of-the-art R&D facility in order to provide synergies and development efficiencies. Our facility in Ballinasloe, Ireland is focused on the design and manufacture of peripheral vascular devices. This facility’s capabilities include balloon forming, extrusion, coating, braiding and assembly of finished products, with sufficient space for future growth. In fiscal 2017, we completed an expansion of R&D and manufacturing clean rooms as well as an analytical lab to support our whole-product solutions strategy. We have continued to develop surface modification coating and DCB chemistry technologies in our Eden Prairie, Minnesota facilities. Our proprietary, whole-product solutions integrate our surface modification coatings, catheter and balloon technologies and are being developed with a combined team from our U.S. and Irish facilities. In addition to our DCB-platform products, we are executing on our plan to develop and commercialize 12-15 medical device products by the end of fiscal 2023. Additional planned activities include initiation of surface modification experiments that improve medical device performance, as well as incorporation of our catheter and thrombectomy technology platforms into various other devices intended for the emerging peripheral vascular treatment market. In addition to proprietary medical device product development, we work with our customers to integrate the best possible surface modification and device drug-delivery technologies with their products, not only to meet their performance requirements, but also to perform services quickly so that the product may reach the market ahead of the competition. To quickly solve problems that might arise during the development and optimization process, we have developed extensive capabilities in analytical chemistry and surface characterization within our R&D organization. Our state-of-the-art instrumentation and extensive experience allow us to test the purity of coating reagents, to monitor the elution rate of drug from coatings, to measure coating thickness and smoothness, and to map the distribution of chemicals throughout coatings. We believe our capabilities in this area exceed those of our competitors.

In Vitro Diagnostics Segment

Our R&D efforts to grow our IVD business unit include identifying and addressing unmet needs that exist in the global IVD market place. Our pipeline of IVD products includes components for immunoassay and molecular diagnostic applications, such as, new protein stabilizers, detection technologies, accessory reagents and surface coatings that have the potential to add greater sensitivity, specificity, speed, convenience and lower cost for IVD test manufacturers. In fiscal 2018 we launched MatrixGuard™ Diluent, an advanced signal blocker for matrix interferences.

Clinical Trials

Our PREVEIL first in-human early feasibility study using the SurVeil DCB completed enrollment in the second quarter of fiscal 2017. In PREVEIL, twelve-month results indicated that acute success measures of safety were achieved in all patients, as well as 100 percent freedom from clinically-driven target lesion revascularization. In July 2017, we received an investigational device exemption (“IDE”) from the FDA to initiate a pivotal clinical trial of the SurVeil DCB. The randomized clinical trial, TRANSCEND, is now underway and is focused on evaluating the SurVeil DCB for treatment for PAD in the upper leg compared with the Medtronic IN.PACT® Admiral® DCB. The objective of the TRANSCEND clinical trial is to evaluate the safety and effectiveness of the SurVeil DCB device for treatment of subjects with symptomatic PAD due to stenosis of the femoral and/or popliteal arteries. If successful, the TRANSCEND clinical trial will be used to support regulatory approvals and reimbursement (U.S. and Europe). The trial will enroll up to 446 subjects at up to 60 sites in the U.S. and 18 outside the U.S. The trial’s primary efficacy endpoint is primary patency, defined as a composite of freedom from restenosis and clinically-driven target lesion revascularization through 12 months post-index procedure. All randomized subjects will be followed through 60 months post-index procedure. We initiated enrollment in the TRANSCEND clinical trial in October 2017 and we anticipate full enrollment in the study in fiscal 2019. There is no assurance that the TRANSCEND clinical trial will support regulatory approval, or that any anticipated time frame will be met. We estimate that the total cost of the TRANSCEND clinical trial will range between $32 million to $40 million from inception to completion.

In connection with our whole-product solutions strategy, we plan to continue to sponsor and support clinical investigations to evaluate patient safety and clinical efficacy when necessary to support regulatory approval or clearance for new product initiatives. We will generate the clinical data necessary to seek regulatory approval or clearance for our existing and emerging products. In September 2018, we submitted an application for a first in-human study of our Avess™ DCB for treatment of AV fistulae.

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

We protect our extensive portfolio of technologies through filing and maintaining patent rights covering a variety of coatings, drug delivery methods, reagents, and formulations, as well as particular clinical device applications. As of September 30, 2018, Surmodics owned or had exclusive rights to 54 pending U.S. patent applications and 145 foreign patent applications. Likewise, as of the same date, Surmodics owned or had exclusive rights to 139 issued U.S. patents and 167 international patents.

We have licensed our PhotoLink Technology on a non-exclusive basis to a number of our customers for use in a variety of medical device surface applications, including those described above. In particular, we have 31 issued U.S. patents, 10 pending U.S. patent applications, 41 issued international patents, and 31 pending international patent applications protecting various aspects of these technologies, including compositions, methods of manufacture and methods of coating devices. The expiration dates for these patents and anticipated expiration dates of the patent applications range from fiscal 2020 to 2035. Moreover, these patents and patent applications represent distinct families, with each family generally covering a successive generation of the technology, including improvements that enhance coating performance, manufacturability, or other important features desired by our customers. Among these, our third-generation PhotoLink technology is protected by a family of patents that expired in November 2015 (in the U.S.) and October 2016 (in certain other countries). In addition, our fourth-generation of our PhotoLink technology is protected by a family of patents that is expected to expire in early fiscal 2020. As noted above in “Licensing Arrangements,” the royalty obligation in our typical license agreement is generally for a specified number of years or the patent life, whichever is longer. In cases where the royalty obligation extends beyond the life of the applicable patent, it is because the license also includes rights to our know-how or other proprietary rights. Under these circumstances, the royalty obligation will continue at a reduced royalty rate for a specified number of years, as determined based on the specific terms and conditions of the applicable customer agreement, generally tied to the date on which the customer’s product was first sold. In recent years, we have successfully converted a number of our customers’ products utilizing this early generation technology to our advanced generation technologies or extended the royalty-bearing term of their existing technology licenses.

In fiscal 2018, royalty revenue associated with our third and fourth-generation PhotoLink Technologies was approximately 8% and 21%, respectively of our consolidated fiscal 2018 revenue. In most license agreements covering these early-generation technologies, the royalty obligations will extend, at a reduced rate, beyond expiration of the applicable patent(s) as a result of know-how and other proprietary rights licensed under the agreements.

We also rely upon trade secrets, trademarks and other un-patented proprietary technologies. We seek to maintain the confidentiality of such information by requiring employees, consultants and other parties to sign confidentiality agreements and by limiting access by parties outside the Company to such information. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of this information, or that others will not be able to independently develop such information. Additionally, there can be no assurance that any agreements regarding confidentiality and non-disclosure will not be breached, or, in the event of any breach, that adequate remedies would be available to us.

Marketing and Sales

Through our whole-product solutions strategy, we utilize our design, development, manufacturing and regulatory capabilities to provide our customers earlier access to highly differentiated products that address important unmet clinical needs, and partner with them on successful commercialization of these products. While whole-product solutions development and manufacturing capability and capacity scale-up have been a significant focus, it does not change our business model to provide world-class surface modification coating technologies to our medical device customers.

Sales professionals working within our Medical Device business work in concert with our R&D personnel to coordinate commercialization activities. Our sales professionals’ specialization fosters an in-depth knowledge of the issues faced by our customers, such as industry trends, technology changes, biomaterial changes and the regulatory environment. As we complete development of our proprietary medical device products, we have begun working with third-parties to bring these products to the market.

With respect to our diagnostics products, our sales professionals sell directly to IVD kit manufacturers and we enter into supply agreements with third parties to distribute those products around the world. We also offer diagnostics products for sale through our website.

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

Significant Customers

Revenue from Medtronic and Abbott represented approximately 16% and 11%, respectively, of our consolidated revenue for the year ended September 30, 2018. Revenue from these customers was generated from multiple products and fields of use, including revenue from the Abbott Agreement, substantially all of which were recognized in our Medical Device segment. No other customer provided more than 6% of our consolidated revenue in fiscal 2018. Three customers in our IVD business accounted for 17%, 10% and 10%, respectively, of our IVD operating segment revenue.

Competition

Medical Device Segment

We believe that the intense competition within the medical device market creates opportunities for our technologies as medical device manufacturers seek to differentiate their products through new enhancements or to remain competitive with enhancements offered by other manufacturers. Our PTA balloon catheter and microcatheter products compete with larger original equipment manufacturer (“OEM”) suppliers, as well as some of our largest medical device customers. We provide differentiated whole-product solutions that integrate our surface modification, catheter, balloon and other proprietary technologies. We believe our whole-product solutions will be competitive on the basis of their safety and efficacy as a result of the innovative design and differentiated coating and device design technology, which will lead to demonstrated improvements in patient outcomes through reduced invasiveness compared to other devices used for comparable procedures.

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

The ability for surface modification coating technologies to improve the performance of medical devices and drugs and to enable new product categories has resulted in increased competition in these markets. Some of our competitors offer device drug-delivery technologies, while others specialize in lubricious or hemocompatible coating technology. Some of these companies target cardiovascular, peripheral or other medical device applications. In addition, because of the many product possibilities afforded by surface modification coating technologies, many of the large medical device manufacturers have developed, or are engaged in efforts to develop, internal competency in the area of surface modification, including drug-delivery technologies.

We attempt to differentiate ourselves from our competitors by providing what we believe is a high value-added approach to device, drug-delivery and surface modification coating technologies. We believe that the primary factors customers consider in choosing a particular technology include performance (e.g., flexibility, ability to fine tune drug elution profiles, biocompatibility), ease of manufacturing, time-to-market, intellectual property protection, ability to produce multiple products from a single process, compliance with manufacturing regulations, ability to manufacture clinical and commercial products, customer service and total cost of goods (including manufacturing process labor). We believe our technologies deliver exceptional performance in these areas, allowing us to compete favorably with respect to these factors. With respect to our licensed surface modification coating technologies, we believe that the cost and time required to obtain the necessary regulatory approvals significantly reduces the likelihood of a customer changing the manufacturing process it uses once a device or drug has been approved for sale.

In Vitro Diagnostics Segment

Competition in the diagnostics market is highly fragmented. In the product lines in which we compete (protein stabilization reagents, substrates, antigens and surface chemistry technologies), we face an array of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. Some of our competitors have substantially more capital resources, marketing experience, R&D resources and production facilities than we do. We believe that our products compete on performance, stability (shelf life), sensitivity (lower levels detected, faster results), consistency and price. We believe that our continued competitive success will depend on our ability to gain market share, to develop or acquire new proprietary products, obtain patent or other protection for our products and successfully market our products directly or through partners.

Manufacturing

We manufacture our surface modification and drug-delivery reagents, and our IVD products in one of our Eden Prairie, Minnesota facilities. In certain limited circumstances, we also provide contract manufacturing services for our customers, including, for example, coating their medical devices that are intended for pre-clinical and clinical development (including human clinical trials), and products that are sold for commercial use by our customers. We manufacture PTA balloon catheters and microcatheters in our Ballinasloe, Ireland facility, which offers a suite of capabilities, including balloon forming, extrusion, coating, braiding and assembly of finished products. We plan to manufacture substantially all of our whole-product solutions devices in our Ireland facility as the products are launched. Our SurVeil DCB is currently manufactured in one of our Eden Prairie, Minnesota facilities as we scale up our Irish facility for DCB manufacturing. We will maintain secondary, redundant manufacturing capacity in our U.S. facilities once full scale-up has been achieved in our Ireland facility.

We attempt to maintain multiple sources of supply for the key raw materials used to manufacture our products. We do, however, purchase some raw materials from single sources, but we believe that additional sources of supply are readily available. Further, to the extent additional sources of supply are not readily available, we believe that we could manufacture such raw materials.

We follow quality management procedures in accordance with applicable regulations and guidance for the development and manufacture of materials and device, biotechnology or combination products that support clinical trials and commercialization. In order to meet our customers’ needs in this area, our manufacturing facility in Eden Prairie, Minnesota is certified to ISO 13485 and ISO 9001. Our manufacturing facility in Ballinasloe, Ireland is certified to ISO 13485. Each of these facilities is registered with the U.S. FDA as a “Contract Manufacturer.”

Government Regulation

The medical devices, IVD and biotechnology products incorporating our technologies are often required to undergo long, expensive and uncertain regulatory review processes that are governed by the U.S. FDA and other international regulatory authorities. New medical devices utilizing our device and/or surface modification coating technologies can only be marketed in the U.S. after a pre-market notification for 510(k) clearance or a pre-market approval (“PMA”) by the FDA. These processes can take anywhere from several months (e.g., for medical device products seeking regulatory approval under the 510(k) clearance process) to several years (e.g., for medical device products seeking regulatory approval under the PMA application process). With respect to our customers’ products that incorporate our surface modification coating and IVD technologies, the burden of securing regulatory approval typically rests with our customers as the medical device manufacturers. With respect to our whole-product solutions, including the SurVeil DCB and any additional medical device products that we develop, the burden of securing regulatory approval will rest on us unless we partner with other organizations to pursue such approval.

In support of our customers’ and our own regulatory filings, we maintain various confidential Device Master Files with the FDA and provide technical information to other regulatory agencies outside the U.S. regarding the nature, chemical structure and biocompatibility of our reagents. Our licensees generally do not have direct access to these files. However, they may, with our permission, reference these files in their various regulatory submissions to these agencies. This approach allows regulatory agencies to understand the details of our technologies without our having to share this highly confidential information with our customers.

U.S. legislation allows companies, prior to obtaining FDA clearance or approval to market a medical product in the U.S., to manufacture medical products in the U.S. and export them for sale in international markets. This generally allows us to realize earned royalties sooner, and may result in opportunities to market our whole-product solutions in other countries. However, sales of medical products outside the U.S. are subject to international requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required by the FDA.

Employees

As of November 30, 2018, we had 338 employees. Of these employees we employ 145 outside the U.S., primarily in R&D and manufacturing operations functions. We are not a party to any collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of November 30, 2018, the names, ages and positions of the Company’s executive officers are as follows:

Name	Age	Position
Gary R. Maharaj	55	President and Chief Executive Officer
Timothy J. Arens	51	Vice President, Corporate Development and Strategy; Interim Vice President, Finance and Chief Financial Officer
Thomas A. Greaney	52	Chief Operating Officer, Medical Devices
Charles W. Olson	54	Senior Vice President of Commercial and Business Development, Medical Devices
Bryan K. Phillips	47	Senior Vice President, Legal, Human Resources and Information Systems, General Counsel and Secretary
Teryl L.W. Sides	49	Senior Vice President and Chief Marketing Officer
Joseph J. Stich	53	Vice President and General Manager, In Vitro Diagnostics
Gregg S. Sutton	59	Vice President, Research and Development, Medical Devices

Gary R. Maharaj joined the Company in December 2010 as President and Chief Executive Officer and was also appointed to the Surmodics Board of Directors at such time. Prior to joining Surmodics, Mr. Maharaj served as President and Chief Executive Officer of Arizant Inc., a provider of patient temperature management systems in hospital operating rooms, from 2006 to 2010.  Previously, Mr. Maharaj served in several senior-level management positions for Augustine Medical, Inc. (predecessor to Arizant Inc.) from 1996 to 2006, including Vice President of Marketing, and Vice President of Research and Development. During his approximately 30 years in the medical device industry, Mr. Maharaj has also served in various management and research positions for the orthopedic implant and rehabilitation divisions of Smith & Nephew, PLC.

Timothy J. Arens joined the Company in February 2007 as Director, Business Development and became Senior Director of Financial Planning and Analysis and General Manager, In Vitro Diagnostics in October 2010. He was promoted to Vice President of Finance and Interim Chief Financial Officer in August 2011 and in February 2013 became Vice President Corporate Development and Strategy. In May 2018, Mr. Arens was named interim Vice President of Finance and Chief Financial Officer for a second time. Prior to joining Surmodics, Mr. Arens was employed at St. Jude Medical, Inc., a medical technology company, from 2003 to 2007, in positions of increasing responsibility related to business development and strategic planning functions.

Thomas A. Greaney joined the Company in November 2015 as Vice President of Operations and General Manager of Creagh Medical, after we acquired it. In August 2017, Mr. Greaney was promoted to Chief Operating Officer, Medical Devices. Prior to joining Surmodics, he served as Chief Executive Officer for Creagh Medical, from September 2005 to November 2015. Prior to his tenure in Creagh Medical, Mr. Greaney served in a variety of roles with Boston Scientific for 10 years including the world-wide operations responsibility for the Taxus Stent commercialization. From 1989 to 1995, he worked for a number of Electronics companies in a variety of engineering and management roles.

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

Teryl L.W. Sides joined the Company in November 2018 as Senior Vice President and Chief Marketing Officer. Before joining Surmodics, Ms. Sides served as Founder and Chief Executive Officer of Projectory, a consulting firm that provides strategic marketing services to med tech clients, ranging from start-ups to global businesses, from 2011 to 2018. Prior to joining Projectory, Teri was the Vice President of Marketing and Product Development for Arizant, Inc. from 1998 to 2011.

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

A significant portion of our revenue is derived from a relatively small number of customers. Two of our customers provided more than 10% of our revenue in fiscal 2018. Revenue from Medtronic and Abbott represented approximately 16% and 11%, respectively of our total revenue for the fiscal year ended September 30, 2018 and was generated from multiple products and fields of use. The loss of Medtronic, Abbott or any of our largest customers, or reductions in business from them, could have a material adverse effect on our business, financial condition, results of operations, and cash flow. There can be no assurance that revenue from any customer will continue at their historical levels. If we cannot broaden our customer base, we will continue to depend on a small number of customers for a significant portion of our revenue.

The long-term success of our business may suffer if we are unable to expand our licensing base.

We intend to continue pursuing a strategy of licensing our coatings technologies to a diverse array of medical device companies, thereby expanding the commercialization opportunities for our technologies. A significant portion of our revenue is derived from customer devices used in connection with procedures in cardiovascular, peripheral vascular and other applications. As a result, our business is susceptible to adverse trends in procedures. Further, we may also be subject to adverse trends in specific markets such as the cardiovascular industry, including declines in procedures using our customers’ products as well as declines in average selling prices from which we earn royalties. Our success will depend, in part, on our ability to attract new licensees, to enter into agreements for additional applications with existing licensees and to develop technologies for use in applications outside of cardiovascular. There can be no assurance that we will be able to identify, develop and adapt our technologies for new applications in a timely and cost-effective manner; that new license agreements will be executed on terms favorable to us; that new applications will be accepted by customers in our target markets; or that products incorporating newly licensed technology, including new applications, will gain regulatory approval, be commercialized or gain market acceptance. Delays or failures in these efforts could have an adverse effect on our business, financial condition and operating results.

Surface modification, device drug-delivery and medical device products are competitive markets and carry the risk of technological obsolescence and we face increased competition in our In Vitro Diagnostics segment.

We operate in a competitive and evolving field, and new developments are expected to continue at a rapid pace. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products in the field of surface modification and device drug delivery. Our surface modification coating technologies compete with technologies developed by a number of other companies. In addition, many medical device manufacturers have developed, or are engaged in efforts to develop surface modification coating technologies for use on their own products, particularly in the area of drug delivery. With respect to commercialization of our whole-product solutions, we expect to face competitive pricing pressures from larger OEM suppliers, as well as some of our largest medical device partners that have in-house resources that produce similar products. Some of our existing and potential competitors (especially medical device manufacturers pursuing coating solutions through their own R&D efforts) have greater financial and technical resources as well as production and marketing capabilities than us. Further, even if we are successful with respect to our plan to develop 12-15 medical device products over the next five years, we will be competing with companies that may be better able to leverage existing sales forces. Competitors may succeed in developing competing technologies or obtaining governmental approval for products before us. Products incorporating our competitors’ technologies may gain market acceptance more rapidly than products using our technologies. Developments by competitors may render our existing and potential products uncompetitive or obsolete. Furthermore, there can be no assurance that new products or technologies developed by others, or the emergence of new industry standards, will not render our products or technologies or licensees’ products incorporating our technologies uncompetitive or obsolete. Any new technologies that make our surface modification coating or In Vitro Diagnostics technologies less competitive or obsolete would have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in implementing our whole-product solutions strategy and related important strategic initiatives

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

Successfully implementing our whole-product solutions strategy and related strategic initiatives will place substantial demands on our resources and require, among other things:

•	continued enhancement of our medical device R&D capabilities, including those needed to support the clinical evaluation and regulatory approval for our whole-product solutions;
•	effective coordination and integration of our research facilities and teams, particularly those located in different facilities;
•	successful hiring and training of personnel;
•	effective management of a business geographically located both in the U.S. and Ireland;
•	commercialization of our products, including through strategic partnerships with our medical device customers, third-party distributors, or via direct sales;
•	sufficient liquidity to support substantial investments in R&D required to make our strategy successful; and
•	increased marketing and sales-support activities.

There is no assurance that we will be able to successfully implement our whole-product strategy and related strategic initiatives in accordance with our expectations, which could impact our ability to realize an acceptable return on the investments we are making in connection with this strategy, and may result in an adverse impact on our business and financial results.

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

We have a significant amount of goodwill and intangible assets on our balance sheet in connection with our acquisitions. As of September 30, 2018, we had $27.0 million of goodwill and indefinite-lived intangible assets on our consolidated balance sheet related to our Medical Device and IVD segments, of which $19.0 million related to our Medical Device reporting unit. As required by the accounting guidance for non-amortizing intangible assets, we evaluate at least annually the potential impairment of the goodwill and trademark. Testing for impairment of non-amortizing intangible assets involves the determination of the fair value of our reporting units. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. We also evaluate other assets on our balance sheet, including strategic investments and intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the assets may be based on fair value appraisals or discounted cash flow models using various inputs. During fiscal 2017 and 2016, we recorded impairment charges on our indefinite-lived intangible assets of $0.4 million and $0.1 million, respectively, related to non-amortizing intangible assets arising from our acquisition of Creagh Medical. Future impairment of the goodwill or other assets on our balance sheet could materially adversely affect our results of operations.

Research and development costs may adversely affect our operating results and our agreement with Abbott provides that we are responsible for certain of these costs related to the SurVeil DCB.

The success of our business depends on a number of factors, including our continued research and development of new technologies for future commercialization. In recent years, we have expended considerable resources researching and developing our DCB platform. In fiscal 2018, research and development costs increased 29% over fiscal 2017 and were 50% of our total revenue, which had a significant impact on our overall operating results. In fiscal 2019, we expect to continue the clinical evaluation of the SurVeil DCB and will conduct additional development activities for the below-the-knee, AV fistula and other whole-product solutions products, which will result in significant expenses that will adversely affect our operating results, including our profitability, in fiscal 2019 and future periods. The agreement that we entered into with Abbott provides that we are responsible for conducting all necessary clinical trials and other activities required to achieve U.S. and European Union regulatory clearances for the SurVeil DCB, including completion of the ongoing TRANSCEND clinical trial, which will involve significant costs. In addition to the costs of these research and development activities, these activities are subject to risks of failure that are inherent in the development of new medical technologies or products. There can be no assurance that we will be successful in developing new technologies or products, or that any such technology will be commercialized.

We recognize revenue in accordance with various complex accounting standards, and changes in circumstances or interpretations may lead to accounting adjustments and failure to implement these standards might impact the effectiveness of our internal control over financial reporting or impact the reliability of our financial reporting.

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

As described below in “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.”, the FASB issued new revenue recognition guidance for recognizing revenue from contracts with customers in May 2014. We adopted new revenue recognition guidance in the first quarter of fiscal 2019. The initial impact of the adoption of the revenue recognition guidance will be material to our fiscal 2019 consolidated financial statements due to an acceleration of minimum license fees and a one-quarter acceleration of royalty revenue pursuant to our hydrophilic license agreements, as well as requiring several additional financial statement footnote disclosures. We have also updated and enhanced our internal accounting systems, processes and our internal controls over financial reporting, all of which has required, and will continue to require, additional investments by us, and may require incremental resources and system configurations that could increase our operating costs in future periods. If we are not able to properly implement the new revenue recognition standards in a timely manner, the revenue that we recognize and the related disclosures that we provide under the new standards may not be complete or accurate, and we could fail to meet our financial reporting obligations in a timely manner, which could result in, among other things, regulatory discipline and adversely affect our stock price. In addition, failure to implement these new standards, or other new or existing accounting standards, might result in material weaknesses or significant deficiencies in our internal control over financial reporting.

Our business includes foreign operations which exposes us to certain risks related to fluctuations in U.S. dollar and foreign currency exchange rates.

The Company reports its consolidated financial statements in U. S. dollars. In a period where the U.S. dollar is strengthening or weakening as compared with the Euro, our revenue and expenses denominated in the Euro are translated into U.S. dollars at a lower or higher value than they would be in an otherwise constant currency exchange rate environment. In addition, we have Euro-denominated contingent consideration liabilities that are subject to exchange rate fluctuations, which are scheduled to be paid in the first quarter of our fiscal 2019 and we have not hedged this foreign currency exposure. During fiscal 2018, 2017, and 2016, we recorded foreign currency exchange gains (losses) of $0.2 million, ($0.5) million, and ($0.4) million, respectively. The gains and losses were primarily related to these Euro-denominated contingent consideration liabilities. As our foreign operations expand, the effects may become material to our consolidated financial statements.

Changes in product mix and increased manufacturing costs could cause our product gross margin percentage to fluctuate or decline in the future.

Changes in our product mix and increases in manufacturing costs caused our product gross margin percentage to decline in fiscal 2018 and further changes to these items could cause our gross profit percentage to fluctuate or further decline in the future.  In fiscal 2018, we experienced product cost growth from the prior year as a result of significant increases in balloon catheter sales, as well as product mix in our IVD segment, which was skewed toward lower-margin products. These factors, together with the scale-up of our manufacturing operations, particularly in Ireland, adversely affected our gross margin percentage for the last fiscal year and these factors will likely continue to affect our gross profit percentage in 2019 and beyond. However, whether this adverse mix impact will result in a decline of our gross profit percentage in any given year will depend on the extent to which they are, or are not, offset by positive impacts to product gross margin during such year.

RISKS RELATING TO OUR OPERATIONS AND RELIANCE ON THIRD PARTIES

We rely on third parties to market, distribute and sell most products incorporating our coating and device technologies, as well as our whole-product solutions.

A principal element of our business strategy is to enter into licensing arrangements with medical device and other companies that manufacture products incorporating our technologies. For the years ended September 30, 2018, 2017 and 2016, we have derived 44%, 44%, and 47%, respectively, of our revenue from royalties and license fees derived from such licensing arrangements. The revenue that we derive from such arrangements is dependent on our licensees’ ability to successfully develop, obtain successful regulatory approval for, manufacture (if applicable), market and sell products incorporating our technologies. In addition, in fiscal 2018, we entered into an agreement with Abbott whereby Abbott will have exclusive worldwide commercialization rights for the SurVeil DCB. Abbott has the right to purchase commercial units from us and we will realize revenue from product sales to Abbott at an agreed-upon transfer price, as well as a share of net profits resulting from third-party product sales by Abbott. Upon receipt of regulatory approval, we will rely on Abbott to effectively market and sell the SurVeil DCB.

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

We sell many of our IVD products outside of the U.S. through distributors. Some of our distributors also sell our competitors’ products, and if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. Additionally, we serve as the exclusive distributor in the U.S., Canada and Puerto Rico for DIARECT AG for its recombinant and native antigens. The success of these arrangements with these third parties depends, in part, on the continued adherence to the terms of our agreements with them. Any disruption in these arrangements will adversely affect our financial condition and results of operations.

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

Inaccuracies in these reports have resulted in, and could result in, additional overpayments or underpayments of royalties, which could have a material adverse effect on our business, financial condition and results of operations.

We currently have limited or no redundancy in our manufacturing facilities, and we may lose revenue and be unable to maintain our customer relationships if we lose our production capacity.

We manufacture all of our Medical Device coating reagents (and provide coating manufacturing services for certain customers) and our IVD products at one of our Eden Prairie, Minnesota facilities. We also manufacture balloon catheter products at our facility in Ballinasloe, Ireland and catheter-based medical devices in limited quantities in one of our facilities in Eden Prairie, Minnesota. We plan to manufacture substantially all of our whole-product solutions devices in our Ireland facility. Our SurVeil DCB is currently manufactured in one of our Eden Prairie, Minnesota facilities as we scale up our Irish facility for DCB manufacturing. While we plan to maintain secondary, redundant manufacturing capacity once full scale-up has been achieved in our Ireland facility, our Ireland facility is not yet fully scaled-up. If our existing production facilities become incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenue and we may not be able to maintain our relationships with our customers, including certain of our licensees. In addition, because most of our customers use our coating reagents to manufacture their own products that generate royalty revenue for us, failure by us to supply these reagents could result in decreased royalty revenue, as well as decreased revenue from our surface modification coating technologies product sales. Without our existing production facilities, we would have no other means of manufacturing products until we were able to restore the manufacturing capability at these facilities or develop one or more alternative manufacturing facilities. Although we carry business interruption insurance to cover lost revenue and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing customers resulting from our inability to produce products for them.

We may face product liability claims related to participation in clinical trials or the use or misuse of our products.

The development and sale of medical devices and component products involves an inherent risk of product liability claims. For medical device products that incorporate our coating technology, most of the licenses provide us with indemnification against such claims. However, there can be no guarantee that product liability claims will not be filed against us for such products, or for medical device products that we manufacture as part of our whole-product solutions strategy, that parties indemnifying us will have the financial ability to honor their indemnification obligations or that such manufacturers will not seek indemnification or other relief from us for any such claims. Any product liability claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of our management’s time, attention and resources. We have obtained a level of liability insurance coverage that we believe is appropriate to our activities, however, we cannot be sure that our product liability insurance coverage is adequate or that it will continue to be available to us on acceptable terms, if at all. Furthermore, we do not expect to be able to obtain insurance covering our costs and losses as a result of any recall of products or devices incorporating our technologies because of alleged defects, whether such recall is instituted by us, by a customer, or is required by a regulatory agency. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations.

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

We collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, on our networks. The secure maintenance of this information is critical to our operations and business strategy and our customers expect that we will securely maintain their information. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers resulting from employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under personal privacy laws and regulatory penalties, disrupt our operations and the services that we provide to our customers, damage our reputation and cause a loss of confidence in our products and services, any of which could adversely affect our business and competitive position.

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

We rely significantly upon proprietary technology, information, processes and know-how that are not subject to patent protection. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, potential licensees, or other parties as well as through other security measures. There can be no assurance that these agreements or any security measure will provide meaningful protection for our un-patented proprietary information. In addition, our trade secrets may otherwise become known or be independently developed by competitors. If we determine that our proprietary rights have been misappropriated, we may seek to enforce our rights which would draw upon our financial resources and divert the time and efforts of our management, and could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to convert our customers to our advanced generation of hydrophilic coating technology, our royalty revenue may decrease.

In our Medical Device business unit, we have licensed our PhotoLink hydrophilic technology to a number of our customers for use in a variety of medical device surface applications. We have several U.S. and international issued patents and pending international patent applications protecting various aspects of these technologies, including compositions, methods of manufacture and methods of coating devices. The expiration dates for these patents and the anticipated expiration dates of the patent applications range from fiscal 2020 to 2035. These patents and patent applications represent distinct families, with each family generally covering a successive generation of the technology, including improvements that enhance coating performance, manufacturability, or other important features desired by our customers. Among these, our third-generation PhotoLink hydrophilic technology is protected by a family of patents that expired in November 2015 (in the U.S.) and October 2016 (in certain other countries). The royalty revenue associated with our third-generation technology was approximately 8% of our fiscal 2018 revenue.

Approximately 21% of our total revenue in fiscal 2018 was generated from our fourth-generation PhotoLink technology, which are protected by a family of patents that will begin to expire in fiscal 2020. Of the license agreements using our early generation technologies, most will continue to generate royalty revenue at a reduced royalty rate beyond patent expiration.

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

The development of new products and enhancement of existing products requires significant investment in research and development, clinical trials and regulatory approvals. During fiscal 2018, we continued the development of the SurVeil DCB, including investigating additional clinical applications and uses of the platform. In October 2017, we commenced enrollment of patients in TRANSCEND, the pivotal clinical trial for the SurVeil DCB.

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

The Patient Protection and Affordable Care Act (the “ACA”) imposes significant new taxes on medical device makers who make up a significant portion of our customers. Although significant components of these taxes have been suspended until December 31, 2019, their status is unclear for subsequent years, as is the future of the ACA itself. The legislation has resulted in a significant total cost increase to the medical device and diagnostic industries, which could have a material, negative impact on both the financial condition of our customers as well as on our customers’ ability to attract financing, their willingness to commit capital to development projects or their ability to commercialize their products utilizing our technology, any of which could have a material adverse effect on our business, financial condition and results of operations. There continues to be substantial risk to our customers, and therefore us, from the uncertainty which continues to surround the future of health care delivery and reimbursement both in the U.S. and abroad. In particular, we cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the U.S. or abroad may have on our business.

Whole-product solutions medical devices and other products incorporating our technologies are subject to increasing scrutiny and regulations, including extensive approval/clearance processes and manufacturing requirements. Any adverse regulatory and/ or enforcement action (for us or our licensees) may materially affect our financial condition and business operations.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile, in large part attributable to developments and circumstances related to factors identified in “Forward-Looking Statements” and “Risk Factors.” Our common stock price may rise or fall sharply at any time because of this volatility, as a result of sales executed by significant holders of our stock, and also because of short positions taken by investors from time to time in our stock. For instance, the market prices for securities of medical technology, drug-delivery and biotechnology companies historically have been highly volatile, and the market has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal operations are located in Eden Prairie, a suburb of Minneapolis, Minnesota, where we own a building that has approximately 64,000 square feet of space utilized by our Corporate, Medical Device and IVD operating segments. We also own a 30,000 square foot building in Ballinasloe, Ireland dedicated to our Medical Device operating segment. We lease a warehouse through November 2021 and a 36,000 square foot facility, which will primarily be used for R&D and redundant manufacturing capacity in our Medical Device operating segment, through April 2028. Both of these properties are located near our principal operations in Eden Prairie, Minnesota. We also own an undeveloped parcel of land adjacent to our principal facility, which we intend to use to accommodate our growth needs.

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

Our transfer agent is:

Broadridge Corporate Issuer Solutions, Inc.

P.O. Box 1342

Brentwood, NY 11717

1-877-830-4936

According to the records of our transfer agent, as of November 28, 2018, there were 180 holders of record of our common stock.

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

On November 5, 2014, the Company’s Board of Directors authorized it to repurchase up to $30.0 million (“fiscal 2015 authorization”) of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase ASR transactions, tender offers or by any combination of such methods. An aggregate of $20.0 million of the fiscal 2015 authorization was utilized in fiscal 2015, with an additional $4.7 million utilized in fiscal 2017. The share repurchase program does not have a fixed expiration date.

The Company has an aggregate of $25.3 million available for future common stock purchases under the current authorization.

Stock Performance Chart

The following chart compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the NASDAQ US Benchmark Total Return (our broad equity market index) and the NASDAQ Medical Supplies Index (our published industry index). The comparisons assume $100 was invested on September 30, 2013 and assume reinvestment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

The data presented below as of September 30, 2018 and 2017 and for the years ended September 30, 2018, 2017 and 2016 is derived from our audited consolidated financial statements included elsewhere in this report. The data as of September 30, 2016, 2015 and 2014 and for the years ended September 30, 2015 and 2014 is derived from audited consolidated financial statements not included in this report. The information set forth below should be read in conjunction with the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this report and our consolidated financial statements and related notes beginning on page F-1 and other financial information included in this report.

	Fiscal Year
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Total revenue	$81,336	$73,112	$71,366	$61,898	$57,439
Operating (loss) income from continuing operations	(8,799)	7,103	16,859	19,089	18,576
(Loss) income from continuing operations	(4,457)	3,926	9,985	11,947	12,207
Loss from discontinued operations	—	—	—	—	(176)
Net (loss) income	(4,457)	3,926	9,985	11,947	12,031
Diluted (loss) income per share:
Continuing operations	(0.34)	0.29	0.76	$0.90	$0.88
Discontinued operations	—	—	—	—	(0.01)
Net (loss) income	(0.34)	0.29	0.76	0.90	0.87
Balance Sheet Data:
Cash, short-term and long-term investments	$65,020	$48,336	$46,941	$55,588	$63,374
Total assets	164,135	136,593	132,894	98,710	104,889
Retained earnings	97,615	102,072	98,146	88,161	93,881
Total stockholders’ equity	108,610	111,557	106,833	81,873	98,751
Statement of Cash Flows Data:
Net cash provided by operating activities from continuing operations	$34,052	$14,053	$25,166	$15,066	$18,537

Note: Fiscal 2018, 2017 and 2016 figures include the effects of our acquisitions of Creagh Medical and NorMedix, as further discussed below.

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

Overview

Surmodics is a leading provider of medical device and in vitro diagnostic technologies to the healthcare industry, with the mission of improving the detection and treatment of disease. Our business performance continues to be driven by growth in our Medical Device and IVD product offerings. We remain committed to developing medical device products and platforms leveraging the technologies and manufacturing capabilities in our Medical Device business unit for the treatment of peripheral vascular disease. These technologies include our DCB platform, specialty access delivery devices such as balloons and catheters, and the thrombectomy device platform technology acquired during fiscal 2018.

We operate two reportable business or segments as follows: (1) the Medical Device unit, which designs, develops and manufactures interventional medical devices, primarily balloons and catheters, including DCB’s, for PAD treatment and other applications; surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices; as well as drug-delivery coating technologies to provide site-specific drug-delivery from the surface of a medical device, with end markets that include coronary, peripheral, and neurovascular, and urology, among others, and (2) the IVD unit, which consists of component products and technologies for diagnostic immunoassay as well as molecular tests and biomedical research applications, with products that include protein stabilization reagents, substrates, antigens and surface coatings.

We derive our revenue from three primary sources: (1) product revenues from the sale of reagent chemicals to licensees, the sale of stabilization products, antigens, substrates and surface coatings to the diagnostic and biomedical research markets as well as the sale of medical devices and related products (such as balloons and catheters) to original equipment manufacturer (OEM) suppliers and distributors; (2) royalties and license fees from licensing our proprietary surface modification coating technologies to customers; and (3) contract coating, design, research and commercial development fees generated on customer projects. Revenue fluctuates from quarter to quarter depending on, among other factors: our customers’ success in selling products incorporating our technologies; the timing of introductions of licensed products by us and our customers; the timing of introductions of products that compete with our customers’ products; the number and activity level associated with customer development projects; the number and terms of new license agreements that are finalized; and the value of reagent chemicals, medical device and diagnostic products sold to our customers.

Greater than 91% of our royalty and license fee revenue in fiscal 2018, 2017 and 2016 is associated with our hydrophilic coating technology licenses. With the execution of the SurVeil DCB license and development agreement with Abbott in February 2018, a portion of our license fee revenue, beginning in fiscal 2018, is associated with our proprietary medical device technology. We have an extensive portfolio of U.S. and international patents and patent applications protecting various aspects of these technologies, including compositions, methods of manufacture and methods of coating devices. The expiration dates for these patents and the anticipated expiration dates of the patent applications range from fiscal 2020 to 2035. Among these, our third-generation PhotoLink hydrophilic technology is protected by a family of patents that expired in November 2015 (in the U.S.) and October 2016 (in certain other countries). The royalty revenue associated with our third-generation hydrophilic coating technology was approximately 8% of our fiscal 2018 revenue. Approximately 21% of our total revenue in fiscal 2018 was royalty and license fee revenue generated from fourth-generation hydrophilic coating technology, which is protected by a family of patents that begin to expire in fiscal 2020. Of the license agreements using our early generation technologies, most continue to generate royalty revenue, at a reduced royalty rate, beyond patent expiration. The remainder of our royalty revenues are derived from other Surmodics coatings that are protected by a number of patents that extend to at least fiscal 2035.

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

Revenue recognition. We license technology to third parties and collect royalties based on the greater of the contractual percentage of a customer’s sales of products incorporating our licensed technologies or minimum contractual royalties. The financial information included in this Form 10-K includes royalty revenue recognized as our licensees reported it to us, typically submitted concurrently with their royalty payments. For stand-alone license agreements, up-front license fees are recognized over the term of the related licensing agreement. Minimum royalty fees were recognized in the period earned. Revenue related to a performance milestone was recognized upon the achievement of the milestone and meeting specific revenue recognition criteria.

We license technology to third parties and, at times, these arrangements include multiple deliverables that required us to determine the appropriate unit(s) of account and allocate the consideration received to each of the unit(s) of account identified. The deliverables may include license(s) to Surmodics’ technology, research, development and clinical activities, and product sales. Under revenue arrangements with multiple deliverables, we recognized each separable deliverable as it was earned. When appropriate, we accounted for revenue using a multiple attribution model in which consideration allocated to R&D and clinical activities was recognized as performed, and milestone payments were recognized when the milestone events were achieved, when such activities and milestones were deemed substantive. Accordingly, in situations where a unit of accounting included both a license and R&D and clinical activities, and when a license did not have stand-alone value and R&D and clinical activities had a readily determinable standalone selling price, we applied a multiple attribution model in which consideration allocated to the license was recognized ratably, consideration allocated to R&D and clinical activities was recognized as performed and milestone payments were recognized when the milestone events were achieved, when such activities and milestones were deemed substantive. In situations where a license did not have standalone value and R&D and clinical activities did not have readily determinable standalone selling prices, consideration was recognized over the period the R&D and clinical activities were performed, on a proportional performance basis if the license granted a customer exclusive rights to a technology for substantially all of its estimated useful life.

Revenue associated with the upfront payment received under our license and development agreement with Abbott is recognized as the clinical and regulatory activities are performed on a proportional performance basis based on actual costs incurred relative to the expected total cost of the underlying activities, most notably the completion of the TRANSCEND clinical trial. A significant component of the cost of this trial is the cost of our outsourced clinical trial clinical research organization (“CRO”) consultants, which are estimated based on executed statements of work, project budgets, and patient enrollment timing, among other things. Costs related to the clinical and regulatory activities are expensed in the period incurred. A significant change to the Company’s estimate of the costs to complete the TRANSCEND clinical trial could have a material effect on the Company’s results of operations. The total expected cost of the trial is a significant management estimate and is reviewed and assessed each reporting period. The current portion of deferred revenue on the consolidated balance sheet represents the amount of deferred revenue that is expected to be recognized over the next year, based on estimated costs to be incurred. The estimate of future revenue from the Abbott agreement will continue to be monitored and adjusted based on estimates in effect each period-end.

As further described in the New Accounting Pronouncements section, we adopted a new accounting standard for recognizing revenue on October 1, 2018. We adopted the standard using the modified retrospective approach and expect the impact will be material to the consolidated financial statements due to an anticipated one-quarter acceleration of minimum license fees and royalty revenue earned under our hydrophilic coatings license agreements.

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

On an ongoing basis, goodwill and certain indefinite-lived intangible assets are not amortized but are subject, at a minimum, to annual tests for impairment at the reporting unit level. A reporting unit is an operating segment, or component thereof, for which discrete financial information is available and reviewed by management on a regular basis. Management has determined that our reporting units are comprised of our Medical Device and IVD business units.

Goodwill in our reporting units is evaluated for impairment in two ways. First, an assessment of qualitative factors is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing an impairment test, as described below, becomes unnecessary. If events or circumstances occur that would indicate that the carrying amount may be impaired, or if the Company otherwise determines it necessary, the quantitative impairment test would be performed.

These tests require management to make significant judgments and estimates, most of which are based each reporting unit’s projected future cash flows. Our estimates associated with the annual test of goodwill and indefinite-lived intangible assets are considered critical due to the amount of these assets recorded on our consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows and, in the case of a quantitative test and impairment measurement, applicable discount rates.

We performed our annual impairment test of goodwill and indefinite-lived intangible assets annually in the fourth quarter of our fiscal year. Based on the results of the assessments, no goodwill impairment charges were recorded during fiscal 2018, 2017 or 2016. During fiscal 2017 and 2016, we recorded impairment charges on our indefinite-lived intangible assets of $0.4 million and $0.1 million, respectively, as a result of decreases in future revenue estimates associated with these assets. No impairment charges were recorded in fiscal 2018 related to indefinite-lived intangible assets.

Income tax accruals and valuation allowances. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We had total deferred tax assets in excess of total deferred tax liabilities of $6.3 million and $4.0 million, respectively, as of September 30, 2018 and 2017, including valuation allowances of $4.5 million for both fiscal 2018 and 2017. The valuation allowances principally related to three items as of September 30, 2018 and 2017. First, financial statement other-than-temporary losses on strategic investments that were unrealized for tax purposes as we did not foresee future offsetting taxable capital gains. Therefore, as of September 30, 2018 and 2017, a valuation allowance has been recorded for all other-than-temporary impairment losses as realized tax capital losses from sales of the underlying strategic assets have not occurred. Second, deferred tax assets related to net operating losses of Creagh Medical, including those incurred prior to the acquisition in fiscal 2016, have been offset by a valuation allowance as it is not more likely than not that the tax assets will be realized in future periods, due to Creagh Medical’s history of taxable losses. Third, deferred tax assets related to state R&D tax credit carryforwards have been offset by valuation allowances to the extent they are not expected to be utilized in future years.

We applied the accounting guidance associated with uncertain tax positions which defines standards for recognizing the benefits of tax return positions in the consolidated financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. We regularly monitor our uncertain tax positions and adjust the related liabilities to reflect completion of tax audits, expiration of an applicable statute of limitations, changes in tax laws or interpretations, and changes in our business that result in uncertainties that previously did not meet the recognition criteria. See Note 9, “Income taxes,” to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information regarding income taxes and their effect on the consolidated financial statements for fiscal 2018, 2017 and 2016.

Valuation of business combinations. The fair value of consideration, including contingent consideration, transferred in acquisitions accounted for as business combinations is first allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess purchase consideration is allocated to goodwill. Further, for those arrangements that involve liability classified as contingent consideration, we record on the date of acquisition a liability equal to the discounted fair value of the estimated additional consideration we may be obligated to make in the future. Liability classified contingent consideration is adjusted to its fair value each reporting period through earnings. Acquisition transaction costs are expensed as incurred.

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

Contingent consideration liabilities are remeasured to their fair value each reporting period using projected revenue, discount rates, and probabilities of milestone achievement. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving strategic milestones, and changes in discount periods and rates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. See further discussion of contingent consideration obligations to former Creagh Medical and NorMedix shareholders, including fair value adjustments recorded in fiscal 2018, 2017 and 2016 related to these liabilities, below under “Contingent consideration expense (gain)” in this Item 7 and in Note 5, “Fair Value Measurements,” to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Results of Operations

Years Ended September 30, 2018, 2017 and 2016

Revenue. Fiscal 2018 revenue was $81.3 million, an $8.2 million, or 11% increase from fiscal 2017 revenue of $73.1 million. Fiscal 2017 revenue was $73.1 million, a $1.7 million, or 2% increase from fiscal 2016 revenue of $71.4 million. The table below provides a summary of each operating segment’s annual revenue for each of the three years ended September 30, 2018, 2017 and 2016.

	For the Year Ended September 30,			Increase/(Decrease)		Increase/(Decrease)
(dollars in thousands)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenue
Medical Device	$60,513	$53,983	$53,202	$6,530	12%	$781	1%
In Vitro Diagnostics	20,823	19,129	18,164	1,694	9%	965	5%
Total Revenue	$81,336	$73,112	$71,366	$8,224	11%	$1,746	2%

Medical Device. Revenue in Medical Device was $60.5 million in fiscal 2018, a 12% increase from $53.9 million in fiscal 2017. The increase in fiscal 2018 revenue was a result of growth in product sales and royalty and license fee revenue, partially offset by a reduction in research, development and other revenue. Product revenue increased by $3.4 million, largely driven by increased sales of balloon catheters, as well as growth in demand for our chemical reagents. Royalty and license fee revenue increased $3.7 million in fiscal 2018, as compared with the prior-year, despite facing headwinds from the one-time $1.1 million license fee recognized in fiscal 2017, along with the effects of the prior-year expiration of patents covering our third-generation PhotoLink technology which reduced royalty revenue by $2.2 million in fiscal 2018. Driving the increase in royalty and license fee revenue from the prior year was $4.4 million of license fee revenue from our SurVeil DCB license and development agreement with Abbott, as well as increases in royalties from licenses of our advanced-generation coatings. These revenue increases were partly offset by a $0.6 million decrease in research, development and other revenue as we experienced delays in customer research and development programs.

During fiscal 2018, 2017 and 2016, $6.3 million, $8.4 million, and $12.1 million, respectively, of Medical Device royalty revenue was generated from our third-generation PhotoLink technology. As discussed above, the family of patents that protects this technology expired in November 2015 (in the U.S.) and October 2016 (in certain other countries). There was a royalty rate step down for licensed customers at the time these patents expired, which resulted in decreases in royalty revenue from licenses of our third-generation coating technology, as compared with the prior years. While we have continued to earn royalty revenue from licenses of our third-generation PhotoLink technology, we are actively seeking to convert customers using this generation of PhotoLink coatings to our Serene coating technologies.

Revenue in Medical Device was $53.9 million in fiscal 2017, a 1% increase from $53.2 million in fiscal 2016. The increase in fiscal 2017 revenue was a result of growth in product sales and research, development and other revenue, partially offset by a reduction in royalty and license fee revenue. Increases in product sales were driven primarily by increased demand for reagents as well as balloon catheter sales. Product revenue increased due to increases in reagent sales and sales of balloon catheters and other medical devices. The increase in research, development and other revenue of $1.4 million was primarily due to an increase in demand from new and existing customers for our coating and feasibility services. Royalty and licensing revenue declined by $1.4 million, as compared with fiscal 2016. The decrease in royalty revenue was primarily attributable to two prior-year royalty revenue items which positively impacted fiscal 2016 revenue by a net of $1.5 million, as well as the effect of previously disclosed patent expirations of patents covering our third-generation PhotoLink hydrophilic technology. The prior-year royalty revenue items consisted of a $2.9 million catch-up payment for previously unreported royalties owed to the Company by one customer for the period from fiscal 2009 through fiscal 2016, partly offset by a settlement agreement entered into with a customer pursuant to which we agreed to pay the customer $1.4 million to refund overpaid royalties, of which $1.0 million related to years prior to fiscal 2016. In addition, in fiscal 2017 we realized a $1.1 million license fee related to a customer’s acquisition and our sale of related jointly-owned intellectual property to the acquirer. Royalty revenue associated with our third-generation hydrophilic coatings decreased $3.7 million from fiscal 2016 to fiscal 2017 as a result of the previously disclosed patent expirations, partially offset by a $1.3 million increase from other hydrophilic royalties over the same time period.

In Vitro Diagnostics. In Vitro Diagnostics revenue was $20.8 million in fiscal 2018, a 9% increase from $19.1 million in fiscal 2017. Revenue growth in fiscal 2018 was driven by sales volume increases in our microarray slides, distributed antigen products and BioFX-branded products.

In Vitro Diagnostics revenue was $19.1 million in fiscal 2017, a 5% increase from $18.2 million in fiscal 2016. The increase in fiscal 2017 revenue reflected strong growth in stabilization, substrate, and antigen product sales which was more than offset by a revenue decline from a significant microarray customer that was acquired by one of its competitors.

The following is a summary of major costs and expenses as a percentage of total revenue:

	For the Year Ended September 30,
	2018		2017		2016
(dollars in thousands)	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue
Product costs	$13,997	17%	$11,422	16%	$10,908	15%
Research and development	40,973	50%	31,817	44%	18,498	26%
Selling, general and administrative	24,111	30%	20,478	28%	18,000	25%
Acquired in-process research and development	7,888	10%	—	—	—	—
Acquired intangible asset amortization	2,491	3%	2,419	3%	2,422	3%
Contingent consideration expense (gain)	675	1%	(127)	0%	1,492	—
Acquisition transaction, integration and other costs	—	—	—	—	3,187	4%

Product costs. Product gross margins (defined as product sales less related product costs) were 63%, 65% and 65% of product sales in fiscal 2018, 2017 and 2016, respectively. Product costs have grown over each of the past three fiscal years, largely driven by increased product sales in each of our business units. In fiscal 2018, product cost growth from the prior year resulted from significant increases in balloon catheter sales, as well as product mix in our IVD segment, which was skewed toward lower-margin products. As we grow our medical device business, product gross margins may continue to be impacted during the scale-up period of our manufacturing operations, particularly in our Irish facility.

Research and development expenses. The fiscal 2018 increase in R&D expense of $9.2 million, or 29%, as compared with fiscal 2017 was primarily the result of expense related to the TRANSCEND clinical trial for our SurVeil DCB, as well as internal R&D expense related to development of our whole-product solutions products, development and clinical study activities related to our Sundance™ and Avess DCB’s. Internal R&D costs include employee costs, supplies, materials, facilities and overhead related to the design, development, testing and pursuit of regulatory approval for our products, including clinical costs. The fiscal 2017 increase in R&D expense of $13.3 million, or 72%, as compared with fiscal 2016 was primarily the result of additional internal R&D expense related to development of our whole-product solutions products, including our DCB development and clinical study activities. Additionally, in fiscal 2017, we recognized impairment charges totaling $0.3 million related to in process R&D intangible assets acquired with the fiscal 2016 Creagh Medical acquisition. We anticipate R&D expenses will be in the low-to-mid fifties as a percent of fiscal 2019 revenue. Our increased R&D investment will be driven by continued enrollment in our TRANSCEND clinical trial and expected commencement of a first in-human clinical study for our Avess DCB.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased by $3.6 million or 18%, compared with fiscal 2017, primarily driven by a $1.6 million increase in stock based and incentive compensation as well as an estimated customer claim accrual totaling $1.0 million, as well as $0.5 million of costs associated with the Abbott agreement. SG&A expenses increased by $2.5 million or 14%, in fiscal 2017 as compared with fiscal 2016, primarily as the result of infrastructure investments to support our whole-product solutions strategy, as well as a $1.2 million increase in professional services costs associated with accounting, audit and legal services. Additionally, fiscal 2016 SG&A expenses included $1.7 million attributable to fiscal 2016 acquisitions. We expect SG&A expenses as a percent of fiscal 2019 revenue to decrease slightly from fiscal 2018.

Acquired in-process research and development. As a result of the Embolitech agreement, we recognized acquired in-process research and development expense totaling $7.9 million in fiscal 2018, representing the present value of upfront and probable future payments expected to be made under the agreement.

Acquisition transaction, integration and other costs. In fiscal 2016, we incurred $3.2 million in acquisition transaction, integration and other costs related to our fiscal 2016 acquisitions. No acquisitions were completed in fiscal 2018 or 2017.

Acquisition related intangible asset amortization. We have previously acquired certain intangible assets through business combinations, which are being amortized over periods ranging from four to 14 years. Amortization expense on acquired intangible assets was $2.5 million, $2.4 million and $2.4 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Contingent consideration expense (gain). In fiscal 2018, 2017 and 2016, we recorded $0.7 million, ($0.1) million and $1.5 million, respectively, of net contingent consideration expense (gain) from changes in the estimated fair value of our contingent consideration obligations stemming from our previously-disclosed fiscal 2016 acquisitions. Expense (gain) in each fiscal year relate to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time (i.e. accretion). Accretion was reduced in fiscal 2018 due to payment of a portion of one of the contingent obligations, as well as the reduction in the fair value of the obligations that occurred in fiscal 2017. In fiscal 2019, if there are changes in the amount, probability or timing of achievement of contingent consideration milestones, there may be material adjustments in the consolidated statements of operations to reflect changes in the fair value of contingent consideration liabilities.

Other income (loss). Major classifications of other income (loss) are as follows:

	Year Ended September 30,
(dollars in thousands)	2018	2017	2016
Investment income, net	$851	$390	$63
Foreign exchange gain (loss)	239	(504)	(481)
Gains on strategic investments and other	177	44	507
Other income (loss)	$1,267	$(70)	$89

Other income (loss) has varied as a result of gains from available-for-sale securities and strategic investments, as well as foreign currency exchange rate fluctuations. The increase in investment income in fiscal 2018 as compared with fiscal 2017 is the result of higher interest rates on debt investments, as well as an increase in investment principal stemming from the $25 million Abbott payment. Investment income increased in fiscal 2017 as compared with fiscal 2016 due primarily to higher interest rates realized on debt investments. In addition, investment income in fiscal 2016 was impacted by lower investment balances due to cash needed to execute strategic acquisitions. Fiscal 2016 included consideration received from the sale of our ownership interest in a strategic investment of $0.5 million. Fiscal 2018, 2017 and 2016 included $0.2 million, ($0.5) million and ($0.5) million of foreign currency gains (losses), primarily related to Euro-denominated contingent consideration liabilities arising from the Creagh Medical acquisition. These gains (losses) reflect weakening (strengthening) of the Euro as compared with the U.S. dollar in each respective period.

Income tax provision. In December 2017, the Tax Cuts and Jobs Act (“TCJA”) tax legislation was signed into law, which reduced the U.S. Federal statutory tax rate from 35% to 21%, among other changes. As of September 30, 2018, we have completed our assessment of the TCJA which resulted in discrete tax expense of $1.6 million in fiscal 2018 stemming from the revaluation of our net deferred tax assets based on the change in the enacted tax rate. U.S. tax law requires that taxpayers with a fiscal year beginning before and ending after the effective date of a rate change calculate a blended tax rate for the year based on the pro rata number of days in the year before and after such effective date. Accordingly, for fiscal 2018, our statutory income tax rate was 24.5% in the U.S.

The reconciliation of the statutory U.S. federal tax rate of 24.5%, 35% and 35% in fiscal 2018, 2017 and 2016, respectively, and our effective tax rate is as follows:

	Year Ended September 30,
	2018	2017	2016
Statutory U.S. federal income tax rate	24.5%	35.0%	35.0%
State income taxes, net of federal benefit	9.6	0.3	0.8
Subsidiary capital gain	—	—	15.5
Rate differential	(4.9)	13.5	3.7
Valuation allowance change	(12.7)	7.2	(14.8)
Federal and foreign research and development tax credits	22.7	(10.0)	(3.4)
Stock based compensation	27.4	4.7	(3.6)
Manufacturing deduction	—	(4.4)	(1.6)
Transaction costs	—	—	4.5
Contingent consideration expense (gain)	(2.2)	(0.6)	3.1
U.S. Federal & State Rate Change	(21.0)	—	—
Tax reserve change	(2.1)	(0.7)	1.5
Other	(0.5)	(0.8)	0.4
Effective tax rate	40.8%	44.2%	41.1%

The difference between the respective U.S. federal statutory tax rates and our annual effective tax rates reflects the impact of various differences between amounts recorded in our consolidated financial statements and our tax returns.

Our effective tax rate in fiscal 2018 differed from the U.S. federal statutory rate due primarily to the impact of U.S. tax rate decreases on our deferred tax assets, research and development tax credits, and excess tax benefits associated with stock-based compensation. Additionally, as in prior years, operating losses in Ireland, where the 12.5% statutory rate tax benefits are offset by a full valuation allowance, non-deductible amortization expense, and contingent consideration expense impacted the effective tax rate in fiscal 2018. These items had an inverse impact relative to the impact of the same items in prior years due to the fact that we generated a net loss in our U.S. operations in fiscal 2018, as compared with net income generated in prior years. As a result, items that decreased the amount of taxes payable, such as federal R&D tax credits, increased the amount of the tax benefit relative to the pretax net loss incurred, thus increasing the effective tax rate.

The variability in our fiscal 2017 effective tax rate from the U.S. federal statutory rate is primarily the result of operating losses in Ireland, where the 12.5% statutory rate tax benefits are offset by a full valuation allowance, non-deductible amortization expense, non-taxable contingent consideration gains, and foreign currency losses associated with our Creagh Medical Euro-denominated contingent consideration obligations. Also, in fiscal 2017, U.S. federal income tax expense was reduced by an increase in the U.S. federal research and development tax credit resulting from our increased R&D activities and excess tax benefits associated with stock-based compensation.

In fiscal 2016, the effective tax rate was negatively affected by non-deductible transaction costs, contingent consideration accretion expense and acquisition-related amortization expense. We have historically recorded other-than-temporary impairment losses with no income tax effect as it has not been more likely than not that we would generate sufficient capital gains to realize these benefits. Consequently, other-than-temporary impairments and capital gains, if any, are recorded without any income tax expense or benefit. In fiscal 2016, we utilized $7.5 million of previously generated capital losses by accelerating built-in gains in our IVD subsidiary. This resulted in an increase in our tax basis in IVD and a $2.6 million reduction in both deferred tax assets and the valuation allowance during fiscal 2016.

During fiscal 2018, 2017 and 2016, we recognized net excess tax benefit (expense) from share options exercised, expired, forfeited, or vested totaling $2.0 million, ($0.2) million and $0.6 million, respectively. The effect of these items has had a significant effect on our effective tax rate due to the level of stock award activity over the past three years, and we anticipate it will continue to have an impact in fiscal 2019.

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

Segment Operating Results

Operating results for each of our reportable segments were as follows:

	For the Year Ended September 30,			Increase/(Decrease)		Increase/(Decrease)
(dollars in thousands)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Operating (loss) income
Medical Device	$(8,478)	$6,902	$16,975	$(15,380)	(223)%	$(10,073)	(59)%
In Vitro Diagnostics	8,619	8,293	7,115	326	4%	1,178	17%
Total segment operating income	141	15,195	24,090	(15,054)	(99)%	(8,895)	(37)%
Corporate	(8,940)	(8,092)	(7,231)	(848)	10%	(861)	12%
Total operating (loss) income	$(8,799)	$7,103	$16,859	$(15,902)	(224)%	$(9,756)	(58)%

Medical Device. Operating losses in fiscal 2018, as compared with operating income in fiscal 2017, were driven by $7.9 million in higher R&D expenses, a $7.9 million acquired in-process research and development charge from the Embolitech transaction, a $1.0 million increase in SG&A, as well as a $0.8 million increase in contingent consideration expense, partly offset by the revenue increases described above. R&D expense increased as we began enrollment in the TRANSCEND clinical trial, incurred pre-clinical expenses related to our other DCB programs and continued investment in proprietary product development activities. SG&A expenses increased due to increased expense related to stock based and incentive compensation, as well as continued investment in infrastructure necessary to support our whole-products solutions strategy.

The 59% decrease in Medical Device operating income in fiscal 2017, as compared with fiscal 2016, was primarily the result of higher R&D expenses and a $1.4 million decrease in royalty and license fee revenue, partially offset by incremental product gross margin of $0.4 million from increased product sales and $1.4 million from increased research, development and other revenue. Fiscal 2017 benefited from receipt of a $1.1 million license fee arising from a customer’s acquisition and our sale of related jointly-owned intellectual property to the acquirer. R&D expenses increased by $13.2 million from fiscal 2016 as we accelerated investment in our whole-product solutions product development, including our DCB programs. Further, SG&A expenses increased $2.5 million due to investment in infrastructure necessary to support our whole-products solutions strategy, as well as $1.2 million of incremental professional fees related to accounting, audit and legal services. The net decrease in current-year operating income resulting from these items was partially offset by a net gain on the contingent consideration obligations of $0.1 million in fiscal 2017, as compared with a net expense of $1.5 million in fiscal 2016.

In Vitro Diagnostics. Operating income in our IVD segment increased by 4% in fiscal 2018 as compared with fiscal 2017 resulting from increased product sales resulting in product gross margin increases of $1.0 million, partially offset by increased R&D, SG&A and allocated corporate costs. Product gross margins as a percent of sales decreased to 64.6% in fiscal 2018 from 65.4% in 2017 due to unfavorable product mix.

Operating income in our IVD segment increased by 17% in fiscal 2017 as compared with fiscal 2016 resulting from higher product gross margins as product sales increased by $1.0 million, partially offset by a related product cost increase of $0.1 million, as well as lower SG&A costs and acquired intangible amortization expense. Fiscal 2017 operating income benefited from increased demand in most product categories, offsetting a revenue decline from a significant microarray customer that was acquired by one of its competitors. Product gross margins increased to 65.4% in fiscal 2017 from 64.3% in 2016 due to favorable product mix. Operating income benefited from increased operating leverage from higher revenue.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board of Directors related fees and expenses that have not been fully allocated to the Medical Device and In Vitro Diagnostics segments. Corporate also includes expenses, such as litigation, which if not specific to a segment are not allocated to our operating segments. The unallocated Corporate expense operating loss was $8.9 million, $8.1 million and $7.2 million in fiscal 2018, 2017 and 2016, respectively. The $0.8 million, or 10% increase in corporate expenses from fiscal 2017 to fiscal 2018 is due primarily to increases in regulatory personnel headcount, as well as stock based and incentive compensation. The $0.9 million, or 12% increase in corporate expenses in fiscal 2017 as compared with fiscal 2016 was due to increased professional services related to accounting, audit and legal services.

Liquidity and Capital Resources

As of September 30, 2018, we had working capital of $46.4 million, a $4.7 million decrease from $51.1 million as of September 30, 2017. Working capital is defined by us as current assets minus current liabilities. The decrease from the prior year-end is a result of contingent consideration obligations totaling $11.0 million related to the Creagh Medical acquisition that are classified as current liabilities as of September 30, 2018, as well as increases in other accrued liabilities driven by $2.4 million of incremental accrued clinical trial costs, $1.2 million of accrued construction in progress and an estimated customer claim totaling $1.0 million. These working capital reductions were partly offset by the receipt of the $25.0 million upfront payment from Abbott, of which $9.6 million is included in the current portion of deferred revenue as of September 30, 2018. As of September 30, 2017, the Creagh Medical contingent consideration obligations, which are recorded at their estimated fair market value using Level 3 inputs, were included in long-term liabilities. Based on milestones achieved during the contingency period, a payment totaling €9.6 million is expected to be made by December 31, 2018, which is equivalent to approximately $11.1 million based on the exchange rate as of September 30, 2018. Our cash and cash equivalents and available-for-sale investments totaled $65.0 million as of September 30, 2018, an increase of $16.7 million from $48.3 million as of September 30, 2017, principally associated with cash flow from operating activities of $34.1 million offset by $9.1 million of plant and equipment expenditures, $5.0 million paid for acquired in process research and development assets, and $2.5 million of net cash payments for taxes related to net share settlement of equity awards.

The Company’s investment policy prohibits ownership of collateralized mortgage obligations, mortgage-backed derivatives and other derivative securities without prior written approval of the Board of Directors. Throughout 2018 and 2017, the Company made investments in short-term, available for sale securities, resulting in an ending balance as of September 30, 2018 and 2017 of $41.4 million and $31.8 million, respectively. Our investment policy requires that for investments with a duration of greater than one year, no more than 5% of investments be held in any one credit or issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity. Management plans to continue to direct its investment advisors to manage the Company’s securities investments primarily for the safety of principal for the foreseeable future as it continues to assess other investment opportunities and uses of its cash and securities investments, including those described below.

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

The following table is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	For the Years Ended September 30,
	2018	2017	2016
(dollars in thousands)
Cash provided by (used in):
Operating activities	$34,052	$14,053	$25,166
Investing activities	(23,500)	(16,189)	(55,468)
Financing activities	(3,393)	(6,510)	(199)
Effect of exchange rates on changes in cash and cash equivalents	(25)	193	(100)
Net change in cash and cash equivalents	$7,134	$(8,453)	$(30,601)

Operating Activities. During fiscal 2018, 2017 and 2016, we had net (loss) income of ($4.5) million, $3.9 million and $10.0 million, respectively. Net changes in operating assets and liabilities increased (reduced) cash flows from operating activities by $21.2 million, ($0.8 million) and $4.8 million in fiscal 2018, 2017 and 2016, respectively. Significant changes in operating assets and liabilities affecting cash flows during these years included:

•

Cash provided by deferred revenue was $20.7 million in fiscal 2018, as compared with less than $0.1 million in the fiscal 2017 and 2016 periods, due to the $25.0 million upfront fee received from Abbott in fiscal 2018, net of amounts recognized to date.

•

Cash used for prepaids and other current assets totaled $1.6 million and $0.6 million in fiscal 2018 and 2017, respectively, as compared with cash from prepaids and other current assets of $0.4 million in the fiscal 2016. These changes were primarily due to increases in refundable Irish research and development tax credit assets and other reimbursable R&D expenses as well as increased prepaid clinical trial expenses in both fiscal 2018 and 2017.

•

Cash provided by accrued liabilities was $3.4 million, $0.6 million and $0.4 million in fiscal 2018, 2017 and 2016, respectively. The increase in cash from accrued liabilities in fiscal 2018 was driven primarily by a $2.4 million increase in accrued clinical study expense and a $1.0 million accrued customer claim related to an estimated overpayment of coating royalties.

•

Cash provided by (used for) accrued compensation was $1.7 million, ($1.6) million and $2.6 million in fiscal 2018, 2017 and 2016, respectively. The changes in each fiscal year are primarily a result in fluctuations in annual accrued incentive compensation payments related to achievement levels against the Company’s performance objectives.

•

Cash provided by (used for) accounts receivable was ($1.8) million, ($0.5) million and $0.9 million in fiscal 2018, 2017 and 2016, respectively. In fiscal 2018 and 2017, increases in product sales in the fourth quarter drove increases in accounts receivable, while fiscal 2016 benefited from a $2.4 million customer payment due in the fourth quarter of fiscal 2015 and paid in the first quarter of fiscal 2016.

Investing Activities. We used cash in investing activities from continuing operations of $23.5 million, $16.2 million and $55.5 million in fiscal 2018, 2017 and 2016, respectively. We invested $9.1 million, $6.4 million and $8.2 million in property and equipment in fiscal 2018, 2017 and 2016, respectively. Fiscal 2018 and 2017 capital expenditures were primarily related to investments in property and equipment to facilitate our whole-products strategy, including the buildout of our R&D facility in Eden Prairie, Minnesota in fiscal 2018, as well as expansion of R&D and manufacturing clean rooms as well as an analytical lab in our Irish facility. Fiscal 2016 capital expenditures included our purchase of the Irish facility for $2.8 million and our acquisitions of Creagh Medical and NorMedix for $25.9 million of net cash. We purchased available-for-sale securities totaling $9.6 million, $9.8 million and $22.0 million, net of sales proceeds, in fiscal 2018, 2017 and 2016, respectively.

Financing Activities. We used cash flows from financing activities from continuing operations of $3.4 million, $6.5 million and $0.2 million in fiscal 2018, 2017 and 2016, respectively. In fiscal 2018, our cash used for financing activities was primarily related to $4.5 million to purchase common stock to pay employee taxes resulting from stock award activity during the fiscal year. The primary financing activities in fiscal 2017 were the repurchase of common stock under our stock repurchase authorization for $4.7 million and $2.2 million paid to purchase common stock to pay employee taxes resulting from stock award activity during the fiscal year. The primary financing activities in fiscal 2016 related to the payment of contingent consideration required by the terms of a prior-year acquisition in our IVD segment and payments of $0.4 million to purchase common stock to pay employee taxes resulting primarily from the issuance of common shares associated with our fiscal 2013-2015 performance share program. We also generated $2.1 million, $0.4 million and $0.5 million in fiscal 2018, 2017 and 2016, respectively, from the sale of common stock pursuant to our stock-based compensation arrangements.

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

During fiscal 2017, we paid $4.7 million to repurchase 196,190 common shares in open market purchases at an average price of $23.97 per share. We did not repurchase any shares in fiscal 2018 or fiscal 2016.

As of November 30, 2018, the Company has an aggregate of $25.3 million available for future common stock purchases under the current authorization.

Customer Concentrations. Our licensed technologies provide royalty and license fee revenue. We have licenses with a diverse base of customers and certain customers have multiple products using our technology. Medtronic is our largest licensing customer at approximately 16% of total consolidated revenue (including product sales revenue) for fiscal 2018. Medtronic has several separately licensed products that generate royalty revenue for Surmodics, none of which represented more than 4% of our total revenue. During fiscal 2018, we signed a license with Abbott for our SurVeil DCB. As a result of license fee revenue from this agreement, revenue from Abbott comprised 11% of our total consolidated revenue for fiscal 2018. No other individual customer constitutes more than 10% of our total revenue.

Our licensing agreements with many of our customers, including most of our significant customers, cover many licensed products that each separately generates royalty revenue. This structure reduces the potential risk to our operations that may result from reduced sales (or the termination of a license) of a single product for any specific customer.

Off-Balance Sheet Arrangements and Contractual Obligations. As of September 30, 2018, we did not have any off-balance sheet arrangements.

Presented below is a summary of contractual obligations as of September 30, 2018 and payments due under these arrangements by period (in thousands). See Note 11 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding the below obligations.

(dollars in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases	$4,014	$443	$848	$790	$1,933
Contingent consideration (1)	14,466	11,041	3,425	—	—
Minimum annual royalty obligation (2)	2,088	232	464	464	928
Clinical trial CRO obligations (3)	13,161	5,637	5,077	1,656	791
Total	$33,729	$17,353	$9,814	$2,910	$3,652

(1)

In connection with the acquisition of Creagh Medical, we are contingently liable for milestone payments aggregating up to €12.0 million. The consideration payable under the Creagh Medical acquisition agreement was finalized as of September 30, 2018 and will be paid in December 2018. This obligation is denominated in Euros and not hedged and will fluctuate accordingly depending on the foreign currency exchange rate effective on the payment date. In connection with the acquisition of NorMedix, we are contingently liable for milestone payments aggregating up to $7.0 million. While it is not certain if these payments will be made, the amounts included in this table reflect our best estimates. Note 4 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding these acquisitions and the related contingent consideration liabilities.

(2)

Minimum annual royalty obligation relates to payments associated with an in-bound license agreement whereby we pay, at a minimum, €200,000 euros (equivalent to approximately $236,000 as of September 30, 2018) to gain access to polymer technology which is utilized in a drug-delivery customer license. The agreement includes an early termination clause. However, the future obligations above are presented through September 2027, the remaining term of the agreement, as it is not currently more likely than not that the agreement will be terminated early.

(3)

CRO obligations represent contractual periodic payments for services performed and milestone payments to third-party CROs for services related to our ongoing clinical trials. The timing of payments and recognition of expenses under these contracts is dependent on enrollment in our ongoing clinical trials and may be different from the amounts presented, which are estimated based on projected enrollment rates. The aggregate future contractual obligation is up to $13.2 million as of September 30, 2018.

As of September 30, 2018, our gross liability, including interest and penalties, for uncertain tax positions was $1.5 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over an extended period of time or whether a cash settlement of the liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations above.

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

New Accounting Pronouncements

Accounting Standards to be Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606). Principles of this guidance require entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to receive in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We will adopt this accounting standard beginning in the first quarter of fiscal year 2019 (October 1, 2018) using the modified retrospective approach. The impact of the adoption will be material to the consolidated financial statements due to an anticipated one-quarter acceleration of minimum license fees and sales-based royalty revenue earned under its hydrophilic license agreements. Under the modified retrospective approach, the Company will apply the new revenue standard to all new revenue contracts initiated on or after the effective date, and, for contracts which have remaining obligations as of the effective date, the Company will adjust the beginning balance of retained earnings. These changes will result in an increase of approximately $5.9 million to retained earnings, including establishment of contract receivable assets on the consolidated balance sheets of $7.6 million and a deferred tax liability of $1.7 million upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842). The new guidance primarily affects lessee accounting, while accounting by lessors will not be significantly impacted by the update. The update maintains two classifications of leases: finance leases, which replace capital leases, and operating leases. Lessees will need to recognize a right-of-use asset and a lease liability on the statement of financial position for those leases previously classified as operating leases under the old guidance. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for direct costs. The accounting standard will be effective for us beginning the first quarter of fiscal year 2020 (October 1, 2019) using a modified retrospective approach. While we are evaluating the impact of the lease guidance on its consolidated financial statements, we anticipate that the impact will be material due to the right-of-use assets and lease liabilities related to our existing operating leases that will be recorded on the Company’s consolidated balance sheets upon adoption of the standard.

Accounting Standards Adopted

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. The new guidance changed the definition of a business as it relates to evaluation of transactions under Accounting Standards Codification (“ASC”) Topic 805 Business Combinations, introducing a screen whereby a transaction would not be considered a business combination if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable assets or group of similar identifiable assets. The accounting standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. This accounting guidance was adopted during fiscal 2018, in conjunction with the acquisition of in-process research and development assets from Embolitech. The application of this guidance to the Embolitech transaction resulted in a determination that the acquired assets did not constitute a business.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of commercial paper instruments and corporate bonds with varying maturity dates, substantially all of which are less than one year. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. Surmodics does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. As of September 30, 2018, the Company owned no interest-bearing securities with more than ten months remaining until maturity, and therefore a one percentage point increase in interest rates would not have a material impact on the results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of our funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements, corporate bonds and commercial paper instruments.

Management believes that a change in raw material prices would not have a material impact on future earnings or cash flows because our inventory exposure is not material.

With the Creagh Medical acquisition in November 2015, we are exposed to increasing Euro currency risk with respect to our manufacturing operations in Ireland. In a period where the U.S. dollar is strengthening or weakening as compared with the Euro, our revenue and expenses denominated in Euro’s are translated into U.S. dollars at a lower or higher value than they would be in an otherwise constant currency exchange rate environment. During fiscal 2018, 2017 and fiscal 2016, we recognized $0.1 million, ($0.5) million and ($0.4) million, respectively, in foreign currency gains (losses) which were primarily related to our Euro-denominated obligation to pay contingent consideration in December 2018. Other than the Ireland operations and the previously disclosed Euro-denominated contingent consideration obligation, our international operations consist primarily of sales of reagent and stabilization chemicals and changes in foreign currencies relative to the U.S. Dollar did not have a significant effect on our operations. All sales transactions are denominated in either U.S. dollars or Euros. We generate royalty revenue from customers’ product sales in foreign jurisdictions, which are converted and paid in U.S. dollars per contractual terms. Substantially all of our purchasing transactions are denominated in either U.S. Dollars or Euros. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated balance sheets as of September 30, 2018 and 2017 and the consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2018, together with Report of Independent Registered Public Accounting Firm and related notes (including selected unaudited quarterly financial data) begin on page F-1 of this Form 10-K.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of September 30, 2018, as designed and implemented to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

2.	Internal Control over Financial Reporting.

a. Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that internal control over financial reporting was effective as of September 30, 2018.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of management’s internal control over financial reporting as of September 30, 2018. This report states that internal control over financial reporting was effective and appears on page F-1 of this Annual Report on Form 10-K.

b. Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2018 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 relating to directors, our audit committee, the nature of changes, if any, to procedures by which our shareholders may recommend nominees for directors, our code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Ethics and Business Conduct,” “Corporate Governance — Corporate Governance and Nominating Committee; Procedures and Policy” and “Audit Committee Report,” which will appear in the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders. The information required by Item 10 relating to executive officers appears in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation and Other Information,” “Compensation Discussion and Analysis,” “Director Compensation During Fiscal 2018” and “Organization and Compensation Committee Report,” which will appear in the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to the sections entitled “Principal Shareholders,” and “Management Shareholdings” which will appear in the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table provides information related to the Company’s equity compensation plans in effect as of September 30, 2018:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	992,538	(1)	$19.96	(1)	675,587	(2)
Equity compensation plans not approved by shareholders	—		N/A		—
Total	992,538		$19.96		675,587
(1)

Excludes shares that may be issued under the Company’s amended and restated 1999 Employee Stock Purchase Plan, but includes amounts reserved for previously-granted restricted stock and performance share awards under the 2009 Equity Incentive Plan.

(2)	Includes 675,587 shares available for future issuance under the 2009 Equity Incentive Plan. Excludes 189,620 shares available under the amended and restated 1999 Employee Stock Purchase Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated herein by reference to the sections entitled “Corporate Governance — Related Person Transaction Approval Policy” and “Corporate Governance — Majority of Independent Directors; Committees of Independent Directors,” which will appear in the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated herein by reference to the section entitled “Audit Committee Report,” which will appear in the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders.

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

Surmodics, Inc.

Valuation and Qualifying Accounts

(In thousands)

Description (1)	Balance at Beginning of Period	Additions Charged (Credited) to Expenses	Deductions From Reserves		Balance at End of Period
Year Ended September 30, 2016:
Allowance for doubtful accounts	$10	$9	$—	(a)	$19
Year Ended September 30, 2017:
Allowance for doubtful accounts	$19	$222	$11	(a)	$230
Year Ended September 30, 2018:
Allowance for doubtful accounts	$230	$64	$147	(a)	$147

(1)	Uncollectible accounts written off and adjustments to the allowance.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended September 30, 2018

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

10.17*

The Company’s Board Compensation Policy, Amended and Restated as of July 18, 2017 – incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on December 1, 2017, SEC File No. 0-23837.

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

10.25* 10.26*

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

10.28*

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

10.30*

Omnibus Amendment to Certain Equity Agreements with Non-Employee Directors under the Surmodics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014, SEC File No. 0‑23837.

10.31*

Form of Non-Statutory Stock Option Agreement (Non-Employee Director) for the Surmodics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014, SEC File No. 0‑23837.

10.32*

Change of Control Agreement by and between Surmodics, Inc. and Thomas A. Greaney, dated as of February 22, 2018 – incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 23, 2018, SEC
File No. 0-23837.

10.33***

Development and Distribution Agreement between Surmodics, Inc. and Abbott Vascular, Inc., dated as of February 26, 2018. – incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 4, 2018, SEC File No. 0-23837.

10.34**	Change of Control Agreement by and between Surmodics, Inc. and Teri W. Sides, dated as of October 30, 2018.

21**	Subsidiaries of the Registrant.

23**	Consent of Deloitte & Touche LLP.

24	Power of Attorney (included on signature page of this Form 10-K).

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
**	Filed herewith
***	Portions of this document, which have been separately filed with the Securities and Exchange Commission, have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURMODICS, INC.

By:	/s/ Gary R. Maharaj
Gary R. Maharaj
President and Chief Executive Officer

Dated: November 30, 2018

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

Signature	Title	Date

/s/ Gary R. Maharaj Gary R. Maharaj	President and Chief Executive Officer (principal executive officer) and Director	November 30, 2018

/s/ Timothy J. Arens Timothy J. Arens	Vice President, Corporate Development and Strategy; Interim Vice President, Finance and Chief Financial Officer (principal financial officer)	November 30, 2018

/s/ John D. Manders	Corporate Controller	November 30, 2018
John D. Manders /s/ Susan E. Knight Susan E. Knight	(principal accounting officer) Chairman of the Board of Directors	November 30, 2018

/s/ José H. Bedoya José H. Bedoya	Director	November 30, 2018

/s/ David R. Dantzker, M.D. David R. Dantzker, M.D.	Director	November 30, 2018

/s/ Ronald B. Kalich Ronald B. Kalich	Director	November 30, 2018

/s/ Shawn T McCormick Shawn T McCormick	Director	November 30, 2018
/s/ Lisa Wipperman Heine	Director	November 30, 2018
Lisa Wipperman Heine

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Surmodics, Inc.

Eden Prairie, Minnesota

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Surmodics, Inc. and subsidiaries (the “Company”) as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2018, of the Company and our report dated November 30, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

November 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Surmodics, Inc.

Eden Prairie, Minnesota

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Surmodics, Inc. and subsidiaries (the "Company") as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 30, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/  DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

November 30, 2018

We have served as the Company’s auditor since 2002.

Surmodics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30

	2018	2017
	(In thousands, except share and per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$23,318	$16,534
Restricted cash	350	—
Available-for-sale securities	41,352	31,802
Accounts receivable, net of allowance for doubtful accounts of $147 and $230 as of September 30, 2018 and 2017, respectively	8,877	7,211
Inventories	4,016	3,516
Income tax receivable	1,152	599
Prepaids and other	2,462	1,221
Total Current Assets	81,527	60,883
Property and equipment, net	30,143	22,942
Deferred income taxes	6,304	4,027
Intangible assets, net	17,683	20,562
Goodwill	27,032	27,282
Other assets	1,446	897
Total Assets	$164,135	$136,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,546	$2,396
Accrued liabilities:
Compensation	5,635	3,822
Accrued other	6,265	1,773
Deferred revenue	9,646	62
Contingent consideration	11,041	1,750
Total Current Liabilities	35,133	9,803
Contingent consideration, less current portion	3,425	13,114
Deferred revenue, less current portion	11,247	181
Other long-term liabilities	5,720	1,938
Total Liabilities	55,525	25,036
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Series A preferred stock — $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $.05 par value, 45,000,000 shares authorized; 13,397,647 and 13,094,988 shares issued and outstanding, as of September 30, 2018 and 2017, respectively	670	655
Additional paid-in capital	7,607	5,413
Accumulated other comprehensive income	2,718	3,417
Retained earnings	97,615	102,072
Total Stockholders’ Equity	108,610	111,557
Total Liabilities and Stockholders’ Equity	$164,135	$136,593

The accompanying notes are an integral part of these consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended September 30

	2018	2017	2016
	(In thousands, except per share data)
Revenue:
Product sales	$37,953	$32,790	$30,999
Royalties and license fees	35,424	31,787	33,203
Research, development and other	7,959	8,535	7,164
Total revenue	81,336	73,112	71,366
Operating costs and expenses:
Product costs	13,997	11,422	10,908
Research and development	40,973	31,817	18,498
Selling, general and administrative	24,111	20,478	18,000
Acquired in-process research and development	7,888	—	—
Acquired intangible asset amortization	2,491	2,419	2,422
Contingent consideration expense (gain)	675	(127)	1,492
Acquisition transaction, integration and other costs	—	—	3,187
Total operating costs and expenses	90,135	66,009	54,507
Operating (loss) income	(8,799)	7,103	16,859
Other income (loss):
Investment income, net	851	390	63
Foreign exchange gain (loss)	239	(504)	(481)
Gains on strategic investments and other	177	44	507
Other income (loss)	1,267	(70)	89
(Loss) income before income taxes	(7,532)	7,033	16,948
Income tax benefit (provision)	3,075	(3,107)	(6,963)
Net (loss) income	$(4,457)	$3,926	$9,985

Basic net (loss) income per share:	$(0.34)	$0.30	$0.77
Diluted net (loss) income per share:	$(0.34)	$0.29	$0.76
Weighted average number of shares outstanding:
Basic	13,157	13,153	12,998
Diluted	13,157	13,389	13,219

The accompanying notes are an integral part of these consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

For the Years Ended September 30

	2018	2017	2016
	(In thousands)
Net (loss) income	$(4,457)	$3,926	$9,985
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale securities, net of tax	(38)	49	(68)
Foreign currency translation adjustments	(661)	2,095	1,336
Other comprehensive (loss) income	(699)	2,144	1,268
Comprehensive (loss) income	$(5,156)	$6,070	$11,253

The accompanying notes are an integral part of these consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity
	(In thousands)
Balance at September 30, 2015	12,945	$647	$3,060	$5	$88,161	$91,873

Net income	—	—	—	—	9,985	9,985
Other comprehensive income, net of tax	—	—	—	1,268	—	1,268
Issuance of common stock	74	4	266	—	—	270
Common stock options exercised, net	196	10	1,536	—	—	1,546
Purchase of common stock to pay employee taxes	(7)	(1)	(1,952)	—	—	(1,953)
Stock-based compensation	—	—	3,844	—	—	3,844
Balance at September 30, 2016	13,208	660	6,754	1,273	98,146	106,833

Net income	—	—	—	—	3,926	3,926
Other comprehensive income, net of tax	—	—	—	2,144	—	2,144
Issuance of common stock	99	5	343	—	—	348
Common stock options exercised, net	7	1	95	—	—	96
Common stock repurchased	(196)	(10)	(4,692)	—	—	(4,702)
Purchase of common stock to pay employee taxes	(23)	(1)	(559)	—	—	(560)
Stock-based compensation	—	—	3,472	—	—	3,472
Balance at September 30, 2017	13,095	655	5,413	3,417	102,072	111,557

Net loss	—	—	—	—	(4,457)	(4,457)
Other comprehensive loss, net of tax	—	—	—	(699)	—	(699)
Issuance of common stock	137	7	333	—	—	340
Common stock options exercised, net	440	22	1,727	—	—	1,749
Purchase of common stock to pay employee taxes	(274)	(14)	(4,673)	—	—	(4,687)
Stock-based compensation	—	—	4,807	—	—	4,807
Balance at September 30, 2018	13,398	$670	$7,607	$2,718	$97,615	$108,610

The accompanying notes are an integral part of these consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30

	2018	2017	2016
	(In thousands)
Operating Activities:
Net (loss) income	$(4,457)	$3,926	$9,985
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,431	5,555	4,873
Stock-based compensation	4,807	3,472	3,844
Contingent consideration expense (gain)	675	(127)	1,492
Unrealized foreign exchange (gain) loss	(148)	474	444
Acquired in-process research and development	7,888	—	—
Deferred taxes	(2,277)	1,000	261
Gains on strategic investments	(177)	(43)	(514)
Provision for bad debts	85	208	—
Impairment losses on intangible assets	—	427	—
Property and equipment disposal (gain) loss	—	6	(66)
Other, net	45	—	13
Change in operating assets and liabilities
Accounts receivable	(1,773)	(528)	911
Inventories	(513)	97	(143)
Prepaids and other	(1,584)	(599)	409
Accounts payable and accrued liabilities	5,241	368	3,710
Income taxes	(842)	(59)	76
Deferred revenue	20,651	(124)	(129)
Net cash provided by operating activities	34,052	14,053	25,166
Investing Activities:
Purchases of property and equipment	(9,092)	(6,432)	(8,192)
Cash proceeds from sale of property and equipment	—	—	89
Purchases of available-for-sale securities	(81,536)	(73,671)	(24,517)
Sales and maturities of available-for-sale securities	71,951	63,871	2,498
Purchase of in-process research and development (Note 11)	(5,000)	—	—
Payments for acquisition, net of cash acquired	—	—	(25,859)
Cash received from strategic investments	177	43	513
Net cash used in investing activities	(23,500)	(16,189)	(55,468)
Financing Activities:
Issuance of common stock	2,089	444	494
Repurchase of common stock	—	(4,702)	—
Payments for taxes related to net share settlement of equity awards	(4,557)	(2,156)	(388)
Payment of deferred financing costs	—	(96)	—
Payment of contingent consideration	(925)	—	(305)
Net cash used in financing activities	(3,393)	(6,510)	(199)
Effect of exchange rate changes on cash	(25)	193	(100)
Net change in cash and cash equivalents	7,134	(8,453)	(30,601)
Cash, Restricted Cash and Cash Equivalents:
Beginning of year	16,534	24,987	55,588
End of year	$23,668	$16,534	$24,987

The accompanying notes are an integral part of these consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

For the Years Ended September 30

	2018	2017	2016
	(In thousands)
Supplemental Information:
Cash paid for income taxes	$914	$2,114	$6,710
Noncash financing and investing activities:
Acquisition of property and equipment on account, net of refundable credits in other current assets	$632	$109	$50
Acquisition of property and equipment in long-term deferred rent	1,200	—	—
Acquisition of in process research and development in other long-term liabilities	2,888	—	—
Accrual of employee taxes on common stock exercises	130	—	1,585
Contingent consideration and debt assumed in acquisitions	—	—	12,584

The accompanying notes are an integral part of these consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Description

Surmodics, Inc. and subsidiaries (“Surmodics” or the “Company”) is a leading provider of medical device and in vitro diagnostic technologies to the healthcare industry. The Company derives its revenue from three primary sources: (1) royalties and license fees from licensing our proprietary surface modification and device drug-delivery technologies to customers; the majority of revenue in the “royalties and license fees” category is in the form of royalties; (2) product revenue generated from reagent chemical sales to licensees; stabilization chemical, antigen, substrate and surface coating chemical sales to the diagnostic and biomedical research markets as well as medical device (such as balloons and catheters) and related products sales to original equipment manufacturer (“OEM”) suppliers and distributors; and (3) research and commercial development fees generated on customer projects.

Basis of Presentation

The consolidated financial statements include all accounts and wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”). All inter-company transactions have been eliminated.

2.  Summary of Significant Accounting Policies and Select Balance Sheet Information

Cash, Restricted Cash and Cash Equivalents

Cash, restricted cash and cash equivalents consist of financial instruments with maturities of three months or less at the Company’s acquisition date of the security and are stated at cost which approximates fair value and may include money market instruments, certificates of deposit, repurchase agreements and commercial paper instruments. Restricted cash represents cash balances restricted pursuant to the terms of a real estate lease .

Investments

Investments consisted principally of commercial paper and corporate bond securities and are classified as available-for-sale as of September 30, 2018 and 2017. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from the consolidated statements of operations and reported in the consolidated statements of comprehensive (loss) income as well as a separate component of stockholders’ equity in the consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income (loss). This adjustment would result in a new cost basis for the investment. No such adjustments occurred during the years ended September 30, 2018, 2017 or 2016. Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in other income (loss). Realized gains and losses from the sales of available-for-sale debt securities, which are included in other income (loss), are determined using the specific identification method.

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities as of September 30, 2018 and 2017 were as follows (in thousands):

	September 30, 2018
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper and corporate bonds	$41,403	$—	$(51)	$41,352
Total	$41,403	$—	$(51)	$41,352

	September 30, 2017
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper and corporate bonds	$31,817	$—	$(15)	$31,802
Total	$31,817	$—	$(15)	$31,802

There were no held-to-maturity debt securities as of September 30, 2018 or 2017 and no realized gains or losses on sales of available-for-sale securities for the years ended September 30, 2018, 2017 or 2016.

Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead. Inventories consisted of the following components as of September 30 (in thousands):

	2018	2017
Raw materials	$1,890	$1,603
Work in-process	780	659
Finished products	1,346	1,254
Total	$4,016	$3,516

Property and Equipment

Property and equipment are stated at cost, less any impairment, and are depreciated using the straight-line method over the estimated useful lives of the assets. The Company recorded depreciation expense of $3.7 million, $3.0 million and $2.3 million for the years ended September 30, 2018, 2017 and 2016, respectively.

The September 30, 2018 and 2017 balances in construction-in-progress include the cost of enhancing the capabilities of the Company’s Ballinasloe, Ireland and Eden Prairie, Minnesota facilities. As assets are placed in service, construction-in-progress is transferred to the specific property and equipment categories and depreciated over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful life of the asset. Expenditures for maintenance and repairs and minor renewals and betterments that do not extend or improve the life of the respective assets are expensed as incurred.

Property and equipment consisted of the following components as of September 30 (in thousands):

	Useful Life	2018	2017
	(In years)
Land	N/A	$4,420	$4,420
Laboratory fixtures and equipment	3 to 10	22,024	19,491
Buildings and improvements	3 to 20	21,717	21,924
Leasehold improvements	10	4,836	—
Office furniture and equipment	3 to 10	5,824	4,541
Construction-in-progress		4,834	2,493
Less accumulated depreciation		(33,512)	(29,927)
Property and equipment, net		$30,143	$22,942

Other Assets

Other assets consist principally of the following as of September 30 (in thousands):

	2018	2017
ViaCyte, Inc.	$479	$479
Other noncurrent assets	967	418
Other assets, net	$1,446	$897

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

In the years ended September 30, 2018, 2017 and 2016, the Company recognized revenue of less than $0.1 million in each period from activity with companies in which it had a strategic investment.

Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer lists and relationships, licenses and trademarks. The Company recorded amortization expense of $2.7 million, $2.6 million and $2.4 million for the years ended September 30, 2018, 2017 and 2016, respectively.

Intangible assets consisted of the following as of September 30 (in thousands):

	2018
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	8.9	$18,086	$(9,377)	$8,709
Developed technology	11.5	9,656	(2,361)	7,295
Non-compete	5.0	230	(150)	80
Patents and other	16.5	2,321	(1,569)	752
Subtotal		30,293	(13,457)	16,836
Unamortized intangible assets:
In-process research and development		267	—	267
Trademarks and trade names		580	—	580
Total		$31,140	$(13,457)	$17,683

	2017
	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	8.9	$18,293	$(7,834)	$10,459
Developed technology	11.7	9,297	(1,478)	7,819
Non-compete	5.0	230	(103)	127
Patents and other	16.5	2,321	(1,423)	898
Subtotal		30,141	(10,838)	19,303
Unamortized intangible assets:
In-process research and development		679	—	679
Trademarks and trade names		580	—	580
Total		$31,400	$(10,838)	$20,562

Based on the intangible assets in service, excluding any possible future amortization associated with acquired in process research and development (“IPR&D”), which has not met technological feasibility as of September 30, 2018, estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

2019	$2,690
2020	2,514
2021	2,375
2022	2,336
2023	1,737

Future amortization amounts presented above are estimates. Actual future amortization expense may be different as a result of future acquisitions, impairments, completion or abandonment of IPR&D intangible assets, changes in amortization periods, foreign currency exchange rates or other factors.

The Company defines IPR&D as the value of technology acquired for which the related projects have substance and are incomplete. IPR&D acquired in a business acquisition is recognized at fair value and is capitalized as an indefinite-lived intangible asset until completion or abandonment of the IPR&D project. Upon completion of the development project (generally when regulatory approval to market the product is obtained), an impairment assessment is performed prior to amortizing the asset over its estimated useful life. If the IPR&D projects were abandoned, the related IPR&D assets would be written off. The Company assesses indefinite-lived assets for impairment annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Similar to the goodwill impairment test, the indefinite-lived assets impairment test requires the Company to make several estimates about fair value, most of which are based on projected future cash flows.

The Company performed its annual impairment analysis as of August 31, 2018 and did not record any impairment charges in fiscal 2018 as there were no indicators of impairment associated with the indefinite-lived intangible assets. As a result of the August 31, 2017 impairment analysis, impairment losses on indefinite-lived intangible assets of $0.3 million and $0.1 million were recorded in research and development and selling, general and administrative expenses, respectively, in the consolidated statements of operations for fiscal 2017. No other impairment losses were identified during the annual impairment analyses in fiscal 2018 or 2017. The valuation methodology for determining the decline in value of the indefinite-lived intangible assets was based on inputs that require management judgment and are Level 3 inputs, as discussed in Note 5 to the consolidated financial statements.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value assigned to the assets purchased and liabilities assumed. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment in accordance with accounting guidance for goodwill. The carrying amount of goodwill is evaluated annually, and between annual evaluations if events occur or circumstances change indicating that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

The Company’s reporting units are the In Vitro Diagnostics and Medical Device operating segments. Inherent in the determination of fair value of the reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as the Company’s strategic plans with regard to its operations.

The Company performed its annual assessment of goodwill for impairment as of August 31, 2018 and no goodwill impairment charges were recorded as there were no indicators of impairment associated with either of the reporting units. The impairment assessment is reliant on forecasted cash flows, as well as the selected discount rate when a quantitative assessment is necessary, which are inherently subjective and require significant management estimates. Differences in the reporting units’ actual future operating results as compared with these forecasted estimates could materially affect the estimation of the fair value of the reporting units.

The Company did not record any goodwill impairment charges in the years ended September 30, 2018, 2017 or 2016.

Goodwill as of September 30, 2018 and 2017 totaled $27.0 million and $27.3 million, respectively. Goodwill related to the In Vitro Diagnostics reporting unit represents the gross value from the acquisition of BioFX Laboratories, Inc. in 2007. As part of the acquisition of Creagh Medical, Ltd. and NorMedix, Inc. in fiscal 2016 (Note 4), the Medical Device reporting segment added $17.9 million of goodwill during fiscal 2016, $13.4 million of which is denominated in Euros and subject to revaluation due to fluctuations in exchange rates.

The change in the carrying amount of goodwill by segment for the years ended September 30, 2018 and 2017 was as follows (in thousands):

(Dollars in thousands)	In Vitro Diagnostics	Medical Device	Total
Balance as of September 30, 2016	$8,010	$18,545	$26,555
Foreign currency translation adjustment	—	727	727
Balance as of September 30, 2017	8,010	19,272	27,282
Foreign currency translation adjustment	—	(250)	(250)
Balance as of September 30, 2018	$8,010	$19,022	$27,032

Valuation of Long-Lived Assets

Accounting guidance requires the Company to evaluate periodically whether events and circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of long-lived assets, such as property and equipment and intangibles with finite lives. If such events or circumstances were to indicate that the carrying amount of these assets may not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of the assets, the Company would recognize an impairment charge to reduce such assets to their fair value. In fiscal 2018, 2017 and 2016, there were no impairment charges relating to the Company’s long-lived assets as there were no events or circumstances that occurred that affected the recoverability of such assets.

Accrued Liabilities

Other accrued liabilities consisted of the following as of September 30 (in thousands):

	2018	2017
Accrued professional fees	$311	$501
Accrued clinical study expense	2,839	411
Accrued purchases	533	596
Customer claim	1,000	—
Construction in progress	1,199	—
Deferred rent	121	18
Other	262	247
Total	$6,265	$1,773

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

The Company derives its revenue from three primary sources: (1) royalties and license fees from licensing our proprietary surface modification coating, and medical device technologies to customers; (2) product revenue from the sale of reagent chemicals to licensees, the sale of stabilization products, antigens, substrates and surface coatings to the diagnostic and biomedical research markets as well as the sale of medical devices (such as balloons and catheters) and related products to OEM suppliers and distributors; and (3) research and commercial development fees generated on customer projects.

Taxes collected from customers and remitted to governmental authorities are excluded from revenue and amounted to $0.1 million for each of the years ended September 30, 2018, 2017 and 2016.

Royalties and license fees. The Company licenses technology to third parties and collects royalties. Sales-based royalty revenue is generated when a customer sells products incorporating the Company’s licensed technologies. Royalty revenue is recognized as licensees report it to the Company, and payment is typically submitted concurrently with the report. For stand-alone license agreements, up-front license fees are recognized based on the terms of the related licensing agreement, either over the term of the agreement or at the point in time when the earnings process is complete. Minimum royalty fees are recognized in the period earned.

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

Product sales. Product sales to third parties consist of OEM and distributor sales and are recognized at the time of shipment. The Company’s sales terms provide no right of return outside of the standard warranty policy. Payment terms are generally set at 30-45 days.

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

The Company enters into license and development arrangements that may consist of multiple deliverables which could include license(s) to Surmodics’ technology, research, development and clinical activities, and product sales based on the needs of its customers. For example, a customer may enter into an arrangement to obtain a license to Surmodics’ intellectual property which may also include research, development and clinical activities, as well as supply of products manufactured by Surmodics. For these services provided, Surmodics could receive upfront license fees upon signing of an agreement and granting the license, milestone payments contingent upon advancement of the product through development and clinical stages to successful commercialization, per-unit payments for supply of product, and royalty payments based on customer sales of product incorporating Surmodics’ technology. The Company’s license and development arrangements generally do not have refund provisions if the customer cancels or terminates the agreement. Typically all payments made are non-refundable.

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

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets, with deferred revenue to be recognized beyond one year being classified as non-current deferred revenue. The Company had deferred revenue of $20.9 million and $0.3 million as of September 30, 2018 and 2017, respectively recorded in current and long-term deferred revenue on the consolidated balance sheets.

Concentrations

The Company has licenses and supply agreements with a diverse base of customers and certain customers have multiple products using the Company’s technology. Medtronic plc (“Medtronic”) is the Company’s largest customer at approximately 16%, 18% and 25% of total consolidated revenue for the years ended September 30, 2018, 2017 and 2016, respectively. Medtronic has several separately-licensed products that generate royalty revenue for Surmodics, none of which represented more than 4% of Surmodics’ total revenue. As discussed in Note 3, the Company entered into an agreement with Abbott Vascular, Inc. (“Abbott”) during the year ended September 30, 2018. As a result of revenue recognized under this and other agreements, revenue from Abbott and its affiliates accounted for 11% of consolidated revenue in the year ended September 30, 2018. No other individual customer constitutes more than 10% of the Company’s total revenue. The loss of Medtronic, Abbott or any of our largest customers, or reductions in business from them, could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows from operations.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed in accounting guidance. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date of such change.

Research and Development

Research and development (“R&D”) costs are expensed as incurred. Some R&D costs are related to customer contracts, and the related revenue is recognized as described in “Revenue Recognition” above. Costs associated with customer-related R&D include specific project direct labor and material expenses as well as an allocation of overhead costs based on direct labor dollars.

Clinical trial costs. The Company sponsors clinical trials intended to obtain the necessary clinical data required to obtain approval from various regulatory agencies to market medical devices developed by the Company. Costs associated with clinical trials are included within R&D expense and include trial design and management expenses, clinical site reimbursements and third party fees. The Company’s clinical trials are administered by third-party clinical research organizations (“CROs”). These CROs generally bill monthly for certain services performed as well as upon achievement of certain milestones. The Company monitors patient enrollment, the progress of clinical studies and related activities through internal reviews of data reported to the Company by the CROs and correspondence with the CROs. The Company periodically evaluates its estimates to determine if adjustments are necessary or appropriate based on information it receives.

Government funding. The Company is eligible to receive reimbursement for certain qualifying R&D expenditures under a grant from the Industrial Development Agency of Ireland (“IDA”). Reimbursements are recognized as a reduction of R&D expense when there is reasonable assurance that the funding will be received and conditions associated with the funding are met. The Company recorded reimbursements from IDA grants of $0.8 million during each of the years ended September 30, 2018 and 2017 as a reduction of R&D expense. No reimbursements were recorded during fiscal 2016.

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

Income Per Share Data

Basic (loss) income per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed by dividing income by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s potentially dilutive common shares are those that result from dilutive common stock options and non-vested stock relating to restricted stock awards, restricted stock units and performance shares. However, these items have been excluded from the calculation of diluted net loss per share as their effect is antidilutive for the year ended September 30, 2018, as a result of the net loss incurred for that period. Therefore, diluted weighted average number of shares outstanding and diluted net loss per share were the same as basic weighted average number of shares outstanding and net loss per share for the year ended September 30, 2018.

The following table sets forth the denominator for the computation of basic and diluted income per share for each of the years ended September 30 (in thousands):

	2018	2017	2016
Net income from continuing operations available to common shareholders	$(4,457)	$3,926	$9,985

Basic weighted average shares outstanding	13,157	13,153	12,998
Dilutive effect of outstanding stock options, non-vested restricted stock, restricted stock units and performance shares	—	236	221
Diluted weighted average shares outstanding	13,157	13,389	13,219

The calculation of weighted average diluted shares outstanding excludes outstanding common stock options associated with the right to purchase 0.2 million and 0.7 million shares for fiscal 2017 and 2016, respectively, as their inclusion would have had an antidilutive effect on diluted income per share for those fiscal years.

Currency Translation

The Company’s reporting currency is the U.S. Dollar. Assets and liabilities of non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average quarterly exchange rates during the period. The net effect of these translation adjustments on the consolidated financial statements is recorded as a foreign currency translation adjustment, a component of accumulated other comprehensive income on the consolidated balance sheets. Realized foreign currency transaction gains and losses are included in other, income (loss) net in the consolidated statements of operations.

New Accounting Pronouncements

Accounting Standards to be Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC Topic 606). Principles of this guidance require entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to receive in exchange for those goods or services and the guidance may be adopted through either a full retrospective or modified retrospective approach. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting standard will be adopted by the Company beginning in the first quarter of fiscal year 2019 (October 1, 2018) using the modified retrospective approach and the impact will be material to the consolidated financial statements due to an anticipated one-quarter acceleration of minimum license fees and sales-based royalty revenue earned under its hydrophilic license agreements. Under the modified retrospective approach, the Company will apply the new revenue standard to all new revenue contracts initiated on or after the effective date, and, for contracts which have remaining obligations as of the effective date, the Company will adjust the beginning balance of retained earnings. These changes will result in an increase of approximately $5.9 million to retained earnings, including establishment of contract assets on the consolidated balance sheets of $7.6 million and a deferred tax liability of $1.7 million upon adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (ASC Topic 842). The new guidance primarily affects lessee accounting, while accounting by lessors will not be significantly impacted by the update. The update maintains two classifications of leases: finance leases, which replace capital leases, and operating leases. Lessees will need to recognize a right-of-use asset and a lease liability on the statement of financial position for those leases previously classified as operating leases under the old guidance. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for direct costs. The accounting standard will be effective for the Company beginning the first quarter of fiscal year 2020 (October 1, 2019) and will be implemented using a modified retrospective approach, which is one of two allowed adoption methods. While the Company is evaluating the impact of the lease guidance on its consolidated financial statements, the Company anticipates that the impact will be material due to the right-of-use assets and lease liabilities related to existing operating leases that will be recorded on the Company’s consolidated balance sheets upon adoption of the standard.

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

Accounting Standards Implemented

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. The new guidance changed the definition of a business as it relates to evaluation of transactions under Accounting Standards Codification (“ASC”) Topic 805 Business Combinations, introducing a screen whereby a transaction would not be considered a business combination if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable assets or group of similar identifiable assets. The accounting standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. This accounting guidance was adopted during fiscal 2018, in conjunction with the acquisition of in-process research and development assets from Embolitech, LLC further discussed in Note 11 (the “Embolitech Transaction”). The application of this guidance to the Embolitech Transaction resulted in a determination that the acquired assets did not constitute a business.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

3. Collaborative Arrangement

On February 26, 2018, the Company entered into an agreement with Abbott whereby Abbott will have exclusive worldwide commercialization rights for Surmodics' SurVeil® drug-coated balloon to treat the superficial femoral artery, which is currently being evaluated in a U.S. pivotal clinical trial. Separately, Abbott also received options to negotiate agreements for Surmodics' below-the-knee and arteriovenous (AV) fistula DCB products, which are currently in pre-clinical development. Surmodics is responsible for conducting all necessary clinical trials and other activities required to achieve U.S. and European Union regulatory clearances for the SurVeil DCB, including completion of the ongoing TRANSCEND clinical trial. Abbott and Surmodics will participate on a joint development committee charged with providing guidance on the Company’s clinical and regulatory activities with regard to the SurVeil DCB.

The Company has received a $25 million upfront fee and may receive up to $67 million of additional payments upon achievement of various clinical and regulatory milestones. Revenue from the upfront fee and clinical and regulatory milestone payments, if any are achieved, are recognized within royalties and license fees in the consolidated statements of operations as the clinical and regulatory activities are performed on a proportional performance basis based on actual costs incurred relative to the expected total cost of the underlying activities, most notably the completion of the TRANSCEND clinical trial. A significant component of the cost of this trial is the cost of our outsourced clinical trial clinical research organization (“CRO”) consultants, which are estimated based on executed statements of work, project budgets, and patient enrollment timing, among other things. A significant change to the Company’s estimate of the costs to complete the TRANSCEND clinical trial could have a material effect on the Company’s results of operations. The total expected cost of the trial is a significant management estimate and is reviewed and assessed each reporting period.

For the year ended September 30, 2018, the Company recognized revenue totaling $4.4 million from the upfront fee from the Abbott arrangement. The remainder of the $25 million upfront fee is included in deferred revenue in current and long-term deferred revenue as of September 30, 2018, totaling $9.6 million and $11.1 million, respectively. Upon receipt of regulatory approval for the SurVeil DCB, Abbott will have the right to purchase commercial units from the Company and Surmodics will realize revenue from product sales to Abbott at an agreed-upon transfer price, as well as a share of net profits resulting from third-party product sales by Abbott.

4.  Business Combinations

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

Creagh Medical Ltd.

On November 20, 2015, the Company acquired 100% of the outstanding common shares and voting shares of Creagh Medical located in Ballinasloe, Ireland. The results of Creagh Medical’s operations have been included in the Company’s consolidated financial statements as of the Creagh Medical acquisition date. The acquisition was financed with cash on hand and contingent seller financing. The Company acquired Creagh Medical for up to €30 million (approximately $32 million as of the acquisition date), including an upfront payment of €18 million (approximately $19.3 million as of the acquisition date), and up to €12 million (approximately $12.8 million as of the acquisition date) based on achievement of revenue and value-creating operational milestones through September 30, 2018. Based on milestones achieved during the contingency period, a payment totaling €9.6 million is expected to be made by December 31, 2018, which is equivalent to approximately $11.1 million as of September 30, 2018. As of September 30, 2018, the Company has paid $18.4 million in cash for this acquisition. Total transaction, integration and other costs associated with the Creagh Medical acquisition aggregated $2.7 million for the fiscal year ended September 30, 2016. Creagh Medical’s operating results have been included in the Medical Device segment since the acquisition date. The Company realized $3.3 million of revenue and a loss of $2.7 million from Creagh Medical’s operations for the period from the acquisition date through September 30, 2016.

Creagh Medical designs and manufactures percutaneous transluminal angioplasty (“PTA”) balloon catheters. The purchase price of Creagh Medical consisted of the following (in thousands):

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

NorMedix, Inc.

On January 8, 2016, the Company acquired 100% of the shares of NorMedix, a privately owned design and development company focused on ultra-thin-walled, minimally invasive catheter technologies based in Plymouth, Minnesota. This acquisition strengthened the Company’s vascular device expertise and R&D capabilities and was financed with cash on hand and contingent seller financing. The Company acquired NorMedix for up to $14.0 million, including an upfront payment of $7.0 million, and up to $7.0 million based on achievement of revenue and value-creating operational milestones through September 30, 2019. During the year ended September 30, 2018, a total of $0.9 million was paid to the sellers for revenue and strategic milestones achieved. In November 2018, the share purchase agreement was amended to modify or clarify the definition of the remaining, unearned revenue and strategic milestones and to fix the payment date for any milestones achieved during the remaining contingency period. Additional contingent consideration earned under the amended NorMedix share purchase agreement, if any, will be payable in November 2019. Total transaction, integration and other costs associated with the NorMedix acquisition aggregated $0.3 million for the year ended September 30, 2016. NorMedix’s operating results have been included in the Medical Device segment since the acquisition date. The Company realized $0.9 million of revenue and a loss of $0.4 million from NorMedix’s operations for the period from the acquisition date through September 30, 2016.

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

The fiscal 2016 unaudited pro forma financial information includes adjustments for additional amortization expense on identifiable intangible assets of $2.8 million and contingent consideration accretion expense of $1.8 million, and to eliminate non-recurring, transactional professional fees of $3.2 million, and the related tax effect impact of $0.2 million. The tax impact of the adjustments reflects no tax benefit from either the contingent consideration expense or a significant portion of the transaction related costs in fiscal 2016 as they are not deductible for tax purposes. Further, Creagh Medical amortization expense does not reflect an Irish tax benefit as the Company acquired a net operating loss carryforward as of the acquisition date that was offset in the aggregate by deferred tax liabilities and a valuation allowance. Therefore, the amortization of Creagh Medical intangible assets results in an increase in deferred tax liabilities with a corresponding increase to a deferred tax valuation allowance. NorMedix amortization expense reflects a tax benefit based on the Company’s incremental U.S. tax rate.

The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition occurred at the beginning of fiscal 2015. Additionally, the unaudited pro forma financial information does not attempt to project the future operating results of the combined company.

Years Ended
September 30,
2016
(In thousands, except per share data)	(Unaudited)
Revenue	$72,416
Income from continuing operations	10,590
Loss from discontinued operations, net of income taxes	—
Net income	$12,315

Per share amounts:
Basic net income per share	$0.95
Diluted net income per share	$0.93

5.  Fair Value Measurements

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

The Company did not have any Level 1 assets as of September 30, 2018 or 2017.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company’s Level 2 assets as of September 30, 2018 and 2017 consisted of money market funds, commercial paper instruments and corporate bond securities. Fair market values for these assets are based on quoted vendor prices and broker pricing where all significant inputs are observable. To ensure the accuracy of quoted vendor prices and broker pricing, the Company performs regular reviews of investment returns to industry benchmarks and sample tests of individual securities to validate quoted vendor prices with other available market data.

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

Included in Level 3 liabilities as of September 30, 2018 is a $14.5 million contingent consideration liability, of which $3.4 million is noncurrent. Included in Level 3 liabilities as of September 30, 2017 is a $14.9 million contingent consideration liability, of which $13.1 million is noncurrent. The current contingent consideration liability represents the liability for revenue and strategic milestones achieved during a contingency period which ended September 30, 2018. The non-current contingent consideration liabilities are subject to achievement of revenue and value-creating milestones in the period ending September 30, 2019. There were no Level 3 assets as of September 30, 2018 or 2017.

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company did not significantly change its valuation techniques from prior periods. The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximates fair value as of September 30, 2018 and 2017 due to the short maturity nature of these instruments.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 30, 2018
Assets
Cash equivalents	$—	$13,999	$—	$13,999
Available-for-sale securities	—	41,352		$41,352
Total assets	$—	$55,351	$—	$55,351

Liabilities
Contingent consideration	$—	$—	$(14,466)	$(14,466)
Total liabilities	$—	$—	$(14,466)	$(14,466)

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 30, 2017
Assets
Cash equivalents	$—	$6,639	$—	$6,639
Available-for-sale securities	—	31,802		$31,802
Total assets	$—	$38,441	$—	$38,441

Liabilities
Contingent consideration	$—	$—	$(14,864)	$(14,864)
Total liabilities	$—	$—	$(14,864)	$(14,864)

The following table summarizes the changes in the contingent consideration liability for the years ended September 30, 2018 and 2017:

(Dollars in thousands)
Contingent consideration liability at September 30, 2016	$14,517
Additions	—
Fair value adjustments	(2,350)
Settlements	—
Interest accretion	2,223
Foreign currency translation	474
Contingent consideration liability at September 30, 2017	14,864
Additions	—
Fair value adjustments	288
Settlements	(925)
Interest accretion	387
Foreign currency translation	(148)
Contingent consideration liability at September 30, 2018	$14,466

There were no transfers of assets or liabilities to or from amounts measured using Level 3 fair value measurements during fiscal 2018 or 2017.

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

Contingent consideration — The contingent consideration liabilities were determined based on discounted cash flow analyses that included revenue estimates, probability of strategic milestone achievement and a discount rate, which are considered significant unobservable inputs as of the acquisition dates and September 30, 2018 and 2017. The contingency period for the Creagh Medical contingent consideration obligation ended September 30, 2018. Based on the milestones achieved during the contingency period, the Company will pay Creagh Medical shareholders approximately €9.6 million by December 31, 2018. This obligation was discounted using the Company’s annualized cost of debt for the three-month period between September 30, 2018 and the expected settlement date, or 2.3%, and is included in current contingent consideration on the consolidated balance sheet as of September 30, 2018 at the then-effective foreign currency exchange rate.  In November 2018, the NorMedix share purchase agreement was amended to modify or clarify the definition of the remaining, unearned revenue and strategic milestones and to fix the payment date for any milestones achieved during the remaining contingency period. Probability of completion for the redefined milestones is reflected in the estimated fair value of the NorMedix contingent consideration obligation as of September 30, 2018. For the revenue-based milestones, the Company discounted forecasted revenue by 20.5%, which represents the Company’s weighted average cost of capital for the transaction, adjusted for the short-term nature of the cash flows. The resulting present value of revenue was used as an input into an option pricing approach, which also considered the Company’s risk of non-payment of the revenue-based milestones.  Outstanding strategic milestones were projected to have a 5% to 95% probability of achievement as of September 30, 2018, and related payments were discounted using the Company’s estimated cost of debt for the remaining contingency period, or 6.0%. In fiscal 2017, for the revenue-based milestones, the Company discounted forecasted revenue by 14.0% to 23.5%, which represents the Company’s weighted average cost of capital for each transaction, adjusted for the short-term nature of the cash flows. The resulting present value of revenue was used as an input into an option pricing approach, which also considered the Company’s risk of non-payment of the revenue-based milestones.  Strategic milestones were projected to have a 25% to 100% probability of achievement and related payments were discounted using the Company’s estimated cost of debt for the remaining contingency periods, or 2.7% to 3.0%.

To the extent that actual results differ from these estimates, the fair value of the contingent consideration liabilities could change significantly.  The €9.6 million (approximately $11.0 million as of September 30, 2018) contingent consideration related to the Creagh Medical acquisition is denominated in Euros and is not hedged.  The Company recorded foreign currency gains (losses) of $0.1 million, ($0.5) million and ($0.4) million, respectively, in the years ended September 30, 2018, 2017 and 2016, respectively, related to this contingent consideration obligation as it was marked to year-end exchange rates.

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

6.  Stockholders’ Equity

Repurchase of Common Stock

Shares are repurchased from time to time to support the Company’s stock-based compensation programs and to return capital to stockholders. The Company accounts for repurchases of common stock using the par value method.

On November 6, 2015 and November 5, 2014, the Company’s Board of Directors authorized the repurchase of up to $20.0 million and $30.0 million, respectively, of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorizations have no fixed expiration date. During fiscal 2017, we paid $4.7 million to repurchase 196,190 common shares in open market purchases at an average price of $23.97 per share. As of September 30, 2018, $25.3 million remained available to the Company for the purchase of its common stock under outstanding authorizations.

7.  Stock-Based Compensation Plans

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

	2018	2017	2016
Product costs	$69	$90	$22
Research and development	801	510	324
Selling, general and administrative	3,937	2,872	3,498
Total stock-based compensation expense	$4,807	$3,472	$3,844

As of September 30, 2018, approximately $5.7 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.1 years. Such costs include $0.6 million based on payout levels associated with performance share awards that are currently anticipated to be fully expensed because the performance conditions are expected to be met above the minimum levels for each award period.

Under the amended 2009 Equity Incentive Plan (“2009 Plan”), the Company is authorized to issue up to 2,000,000, plus the number of shares that have not yet been awarded under the 2003 Equity Incentive Plan, or were awarded and subsequently returned to the pool of available shares under the 2003 Equity Incentive Plan pursuant to its terms. As of September 30, 2018, there were 675,587 shares available for future equity awards, including stock options, restricted stock awards, performance share awards, and restricted stock and deferred stock units, under the 2009 Plan.

Stock Option Awards

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options. Weighted average per share fair values of stock options granted during fiscal 2018, 2017 and 2016 were $10.91, $7.63 and $6.95, respectively. The assumptions used as inputs in the model for the years ended September 30 were as follows:

	2018	2017	2016
Risk-free interest rates	2.18%	1.74%	1.89%
Expected life	4.8 years	4.6 years	4.6 years
Expected volatility	33%	34%	37%
Dividend yield	0%	0%	0%

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

Non-qualified stock options are granted at fair market value on the grant date. Non-qualified stock options expire in seven years or upon termination of employment or service as a Board member. With respect to members of the Board, non-qualified stock options generally become exercisable on a pro-rata basis over the one-year period following the date of grant. With respect to employees, non-qualified stock options generally become exercisable with respect to 25% of the shares on each of the first four anniversaries following the grant date. The stock-based compensation table above includes stock option expenses recognized related to these awards, which totaled $1.6 million, $1.3 million and $1.2 million during fiscal 2018, 2017 and 2016, respectively.

As of September 30, 2018, the aggregate intrinsic value of the option shares outstanding and option shares exercisable was $34.4 million and $12.4 million, respectively. As of September 30, 2018, the average remaining contractual life of options outstanding and options exercisable was 4.9 years and 3.8 years, respectively. The total pre-tax intrinsic value of options exercised during fiscal 2018, 2017 and 2016 was $12.1 million, $0.1 million and $5.1 million, respectively. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal year end.

The following table summarizes all stock options activity and stock options outstanding and exercisable under the stock option plans during fiscal 2018, 2017 and 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2015	1,118,008	$20.10
Granted	241,582	20.63
Exercised	(437,850)	15.68
Forfeited and expired	(94,415)	31.52
Outstanding at September 30, 2016	827,325	21.30
Granted	229,039	24.08
Exercised	(6,819)	13.89
Forfeited and expired	(47,640)	30.65
Outstanding at September 30, 2017	1,001,905	21.54
Granted	269,961	34.08
Exercised	(450,495)	19.46
Forfeited and expired	(110,825)	30.18
Outstanding at September 30, 2018	710,546	26.28
Exercisable at September 30, 2018	236,302	$22.33

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance, these shares are considered to be non-vested shares. The Restricted Stock is released to the key employees if they are employed by the Company at the end of the vesting period. Restricted stock awards generally vest at a 33% rate on each of the first three anniversaries following the grant date. Compensation expense is recognized on a straight-line basis over the vesting term based on the fair value of the common shares on the date of grant. The stock-based compensation table above includes Restricted Stock expenses recognized related to these awards, which totaled $1.0 million, $0.5 million and $0.3 million during fiscal 2018, 2017 and 2016, respectively.

The following table summarizes all restricted stock awards activity during fiscal 2018, 2017 and 2016:

	Number of Shares	Weighted Average Grant Price
Balance at September 30, 2015	27,775	$22.12
Granted	20,108	20.14
Vested	(12,311)	22.19
Forfeited	(2,439)	21.17
Balance at September 30, 2016	33,133	20.96
Granted	51,559	25.12
Vested	(14,497)	21.10
Forfeited	(2,278)	25.12
Balance at September 30, 2017	67,917	23.98
Granted	56,244	34.38
Vested	(28,717)	23.78
Forfeited	(10,020)	29.10
Balance at September 30, 2018	85,424	$30.30

Performance Share Awards

The Company has entered into performance share agreements with certain key employees, covering the issuance of common stock (“Performance Shares”). The Performance Shares vest upon the achievement of all or a portion of certain performance objectives, which must be achieved during the performance period. The Performance Shares are not issued and outstanding until the performance objectives are met. The Organization and Compensation Committee of the Board of Directors (the “Committee”) approves the performance objectives used for executive compensation programs, which objectives were cumulative earnings per share and cumulative revenue for the three-year performance period for fiscal 2014 awards (2014 – 2016), and are cumulative earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for fiscal 2015 awards (2015 – 2017), fiscal 2016 awards (2016-2018) and fiscal 2017 awards (2016-2018). The Committee did not approve Performance Share awards in fiscal 2018. Assuming that the minimum performance level is attained, the number of shares that may actually vest will vary based on performance from 20% (minimum) to 200% (maximum) of the target number of shares. Shares will be issued to participants as soon as practicable following the end of the performance periods, subject to Committee approval and verification of results. The per-unit compensation cost related to the shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. Compensation expense is recognized in each period based on management’s best estimate of the achievement level of the specified performance objectives for Performance Shares for each open performance period. In fiscal 2018, the Company recognized expense of $1.5 million related to probable achievement of performance objectives for three-year Performance Shares granted in fiscal 2017 and 2016. In fiscal 2017, the Company recognized expense of $1.2 million related to probable achievement of performance objectives for three-year Performance Shares granted in fiscal 2017, 2016 and 2015. In fiscal 2016, the Company recognized expense of $1.9 million related to probable achievement of performance objectives for three-year Performance Shares granted in fiscal 2016, 2015 and 2014. The stock-based compensation table above includes the Performance Shares expenses.

The fair values of the Performance Shares, at target, were $1.2 million and $1.3 million for grants awarded in fiscal 2017 and 2016, respectively. During the year ended September 30, 2018, the resignation of an executive resulted in the forfeiture of 12,217 Performance Shares  at their respective original performance targets.

The aggregate number of shares that could be awarded to key employees if the minimum, target and maximum performance goals are met, based upon the fair value at the date of grant is as follows:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
Fiscal 2016 - 2018	11,910	59,548	119,096
Fiscal 2017 - 2019	9,352	46,758	93,516

The Fiscal 2016 – 2018 awards are expected to be finalized in December 2018 at an estimated 76,400 shares based on performance objective results. Based on the Company’s performance through September 30, 2018, it is estimated that approximately 78,226 shares may be earned for the Fiscal 2017 – 2019 performance period.

1999 Employee Stock Purchase Plan

Under the amended 1999 Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 600,000 shares of common stock. All full-time and part-time U.S. employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of September 30, 2018 and 2017, there were less than $0.1 million of employee contributions in accrued liabilities in the consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for fiscal 2018, 2017 and 2016 totaled $0.1 million or less for each year. The stock-based compensation table above includes the Employee Stock Purchase Plan expenses.

Restricted Stock and Deferred Stock Units

The Company awarded 21,535 and 16,004 restricted stock units (“RSU”) in fiscal 2018 and 2017, respectively, under the 2009 Plan to non-employee directors and certain key employees in foreign jurisdictions with forfeitures of 528 and 495 in fiscal 2018 and 2017, respectively.  RSU awards are not considered issued or outstanding common stock of the Company until they vest. The estimated fair value of the RSU awards was calculated based on the closing market price of Surmodics’ common stock on the date of grant. As of September 30, 2018 and 2017, outstanding RSU’s totaled 60,182 and 44,391, respectively, with an estimated fair value of $4.5 million and $1.4 million, respectively. Compensation expense is recognized over the vesting term based on the fair value of the common shares on the date of grant. The stock-based compensation table above includes RSU expenses recognized related to these awards, which totaled $0.5 million, $0.3 million and $0.2 million in fiscal 2018, 2017 and 2016, respectively.

Directors may elect to receive their annual fees for services to the Board in deferred stock units (“DSUs”). As of September 30, 2018 and 2017, outstanding DSUs totaled 26,991 and 24,441, respectively, with an estimated fair value of $2.0 million and $0.8 million, respectively. These DSUs are fully vested when granted. Stock-based compensation expense related to DSU awards, totaled $0.1 million, $0.1 million and $0.2 million in fiscal 2018, 2017 and 2016, respectively.

8.  Revolving Credit Facility

The Company had a revolving credit facility with available principal totaling $30.0 million, which was scheduled to terminate on November 1, 2019.The Company terminated this agreement on March 29, 2018, at which time there was no outstanding balance.

9.  Income Taxes

Income taxes from continuing operations in the accompanying consolidated statements of operations for the years ended September 30 are as follows (in thousands):

	2018	2017	2016
Current (benefit) provision:
U.S. Federal	$(890)	$2,125	$6,550
U.S. State	51	(72)	250
International	41	54	(98)
Total current (benefit) provision	(798)	2,107	6,702
Deferred (benefit) provision:
U.S. Federal	(2,006)	1,085	169
U.S. State	(271)	(85)	(43)
International	—	—	135
Total deferred (benefit) provision	(2,277)	1,000	261
Total (benefit) provision	$(3,075)	$3,107	$6,963

In December 2017, the Tax Cuts and Jobs Act (“TCJA”) tax legislation was signed into law, which reduced the U.S. Federal statutory tax rate from 35% to 21%, among other changes. As of September 30, 2018, the Company has fully completed its accounting for the tax effects of the enactment of the TCJA. The fiscal 2018 tax provision includes discrete tax expense of $1.6 million from the revaluation of the Company’s net deferred tax assets based on the enacted tax rate of 21%, as compared with the previous rate of 35%. U.S. tax law requires that taxpayers with a fiscal year beginning before and ending after the effective date of a rate change calculate a blended tax rate for the year based on the pro rata number of days in the year before and after such effective date. As a result, for the fiscal year ended September 30, 2018, our U.S. federal statutory income tax rate will be 24.5%. The reconciliation of the difference between amounts calculated at the statutory U.S. federal tax rate of 24.5%, 35% and 35% for fiscal 2018, 2017 and 2016, respectively, and the Company’s effective tax rate from continuing operations is as follows (in thousands):

	2018	2017	2016
Amount at statutory U.S. federal income tax rate	$(1,845)	$2,461	$5,932
Change because of the following items:
State income taxes, net of federal benefit	(724)	(13)	142
Stock-based compensation	(2,063)	330	(607)
Valuation allowance change	960	665	(2,500)
Tax reserve change	158	(52)	258
Federal manufacturing deduction	—	(313)	(280)
U.S. Federal and foreign research and development credits	(1,710)	(706)	(571)
Gain on strategic investment and corporate subsidiary	—	—	2,630
Foreign rate differential	371	948	622
Acquisition-related transaction costs	—	—	768
Contingent consideration expense (gain)	165	(45)	522
Unrealized foreign currency exchange (gain) loss on contingent consideration obligation	(23)	170	—
Federal and state rate change	1,582	—	—
Other	54	(338)	47
Income tax (benefit) provision	$(3,075)	$3,107	$6,963

The federal research and development tax credit for fiscal 2016 includes the benefit generated for the period from October 1, 2015 to December 31, 2015, prior to the expiration of the benefit in that period. During fiscal 2016, the Company utilized $7.5 million of capital losses generated in prior years by accelerating built-in gains in the Company’s IVD subsidiary. For tax purposes, this resulted in an increase in the Company’s tax basis in the IVD subsidiary and a $2.6 million reduction in both deferred tax assets and the valuation allowance as of September 30, 2016.

Excess tax benefits (shortfalls) related to stock based compensation expense are recorded within income tax benefit (expense) in the consolidated statements of operations and totaled $2.0 million, ($0.2) million and $0.6 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

The components of deferred income taxes consisted of the following as of September 30 and result from differences in the recognition of transactions for income tax and financial reporting purposes (in thousands):

	2018	2017
Depreciable assets	$(1,019)	$(3,335)
Accruals and reserves	1,308	1,123
Stock-based compensation	1,798	3,370
Impaired strategic investments	1,687	2,701
NOL carryforwards	4,637	3,627
U.S. Federal and state R&D credits	1,896	242
Other	538	810
Valuation allowance	(4,541)	(4,511)
Total deferred tax assets	$6,304	$4,027

As of September 30, 2018 and 2017, the Company recorded deferred tax asset valuation allowances of $4.5 million. The valuation allowances are primarily related to other-than-temporary impairment losses on strategic investments, state R&D credit carryforwards, and net operating loss carryforwards of Creagh Medical. As of September 30, 2018, the Company had federal and state R&D credit carryforwards of $1.9 million that will begin expiring in 2029 and federal and state net operating loss carryforwards of $1.3 million and $0.3 million that will begin expiring in 2033 and 2022, respectively. Ireland net operating loss carryforward assets totaling $3.2 million, much of which was acquired as part of the Creagh Medical acquisition in fiscal 2016, have an unlimited carryforward period. The U.S. federal and Minnesota net operating losses acquired as part of the NorMedix acquisition are subject to the IRC Section 382 limitation rules.  The Company has projected that these loss carryforwards will be utilized with over the nine years remaining in the carryforward period.

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to accounting guidance. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2018	2017	2016
Beginning of fiscal year	$1,481	$1,508	$1,248
Increases in tax positions for prior years	61	8	77
Decreases in tax positions for prior years	—	(35)	(21)
Increases in tax positions for current year	735	216	365
Settlements with taxing authorities	(613)	—	—
Lapse of the statute of limitations	(105)	(216)	(161)
End of fiscal year	$1,559	$1,481	$1,508

The total amount of unrecognized tax benefits excluding interest and penalties that, if recognized, would affect the effective tax rate as of September 30, 2018, 2017 and 2016, respectively, are $1.4 million, $1.2 million and $1.2 million. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months and has classified the above balances on the consolidated balance sheets in other long-term liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of September 30, 2018, 2017 and 2016, a gross balance of $0.4 million, $0.5 million and $0.6 million, respectively, has been accrued related to the unrecognized tax benefits balance for interest and penalties.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions as well as several non-U.S. jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. The Internal Revenue Service (“IRS”) completed an examination of our fiscal 2016 U.S. federal income tax return in the third quarter of fiscal 2018, with a payment made associated primarily with timing adjustments. U.S. federal income tax returns for years prior to fiscal 2015 are no longer subject to examination by federal tax authorities. For tax returns for state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2007. For tax returns for non-U.S.

jurisdictions, the Company is no longer subject to income tax examination for years prior to 2012. Additionally, the Company has been indemnified of liability for any taxes relating to Creagh Medical and NorMedix for periods prior to the respective acquisition dates, pursuant to the terms of the related share purchase agreements. As of September 30, 2018 and 2017, there were no undistributed earnings in foreign subsidiaries.

10.  Defined Contribution Plan

The Company has a 401(k) retirement and savings plan for the benefit of qualifying U.S. employees, and a defined contribution PRSA plan for the benefit of qualifying Ireland employees. For U.S. employees, the Company matches 50% of employee contributions on the first 6% of eligible compensation. For Ireland employees, the Company makes contributions of up to 8% of eligible compensation on employee contributions of up to 6% of eligible compensation. Company contributions totaling $0.7 million, $0.7 million and $0.3 million have been expensed in the years ended September 30, 2018, 2017 and 2016, respectively.

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

On January 17, 2018, we entered into a settlement agreement fully resolving the previously disclosed litigation involving Merit Medical Systems, Inc. (“Merit”) and NorMedix. In April 2018, a customer notified the Company that it believes it overpaid hydrophilic coating royalties to the Company from January 2009 through December 2017. During the year ended September 30, 2018, the Company recorded $1.0 million in selling, general and administrative expenses related to this claim. These amounts are included in other accrued liabilities on the condensed consolidated balance sheets as of September 30, 2018.

InnoRx, Inc. In January 2005, the Company entered into a merger agreement whereby the Company acquired all of the assets of InnoRx, Inc. (“InnoRx”), an early stage company developing drug-delivery devices and therapies for the ophthalmology market. The Company will be required to issue up to approximately 480,059 additional shares of its common stock to the stockholders of InnoRx upon the successful completion of the remaining development and commercial milestones involving InnoRx technology acquired in the transaction. The Company has not recorded any accrual for this contingency as of September 30, 2018 as the milestones have not been achieved and the probability of achievement is remote.

InnoCore Technologies BV. In March 2006, the Company entered into a license agreement whereby Surmodics obtained an exclusive license to a drug-delivery coating for licensed products within the vascular field which included peripheral, coronary and neurovascular biodurable stent product. The license requires an annual minimum payment of 200,000 euros (equivalent to $232,000 using a euro to US $ exchange rate of 1.1602 as of September 30, 2018) until the last patent expires which is currently estimated to be September 2027. The total minimum future payments associated with this license are approximately $2.1 million. The license is currently utilized with one of Surmodics’ drug-delivery technology customers.

Operating Leases. The Company leases certain facilities under noncancelable operating lease agreements. Rent expense for the years ended September 30, 2018, 2017 and 2016 was $0.5 million, $0.1 million and $0.1 million, respectively. In November 2017, the Company executed a lease for a 36,000 square feet of office and R&D facility in Eden Prairie, Minnesota. Contractual obligations under the lease agreement total $4.0 million over the ten-year lease term, which commenced in May 2018. Annual commitments pursuant to operating lease agreements in place as of September 30, 2018 are as follows (in thousands):

Year Ended September 30,
2019	$443
2020	452
2021	396
2022	391
2023	399
Thereafter	1,933
Total minimum lease payments	$4,014

Clinical Trials. The Company has engaged CRO consultants to assist with the administration of its ongoing clinical trials. The Company has executed a contract with a CRO for services rendered in connection with the TRANSCEND pivotal clinical trial for the SurVeil DCB, including pass-through expenses paid by the CRO of up to $20 million in the aggregate.  As of September 30, 2018, an estimated $13.2 million remains to be paid on this contract, which may vary depending on actual pass-through expenses incurred to execute the trial. The Company estimates that the total cost of the TRANSCEND clinical trial will be in the range of $32 million to $40 million from inception to completion. In the event the Company were to terminate any trial, it may incur certain financial penalties which would become payable to the CRO for costs to wind down the terminated trial.

Asset Acquisition. In May 2018, the Company entered into an asset purchase agreement with Embolitech, LLC (“Embolitech”) to acquire certain intellectual property assets. As part of the Embolitech Transaction, the Company paid the sellers $5.0 million in fiscal 2018. Additionally, the Company is obligated to pay $3.5 million in several installments beginning December 2019 and ending December 2023. These payments may be accelerated upon the occurrence of certain sales and regulatory milestones. An additional $2.0 million payment is contingent upon the achievement of certain regulatory milestones within a contingency period ending in 2033. The present value of the probable payments totaling $7.9 million is recorded as acquired in-process research and development expense on the consolidated statement of operations for the year ended September 30, 2018. As of September 30, 2018, $2.9 million is included in other long-term liabilities related to the guaranteed installment payments on the consolidated balance sheets.

12.  Reportable Segment Information

The accounting standards for reporting information about operating segments define operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, who is the Company’s Chief Executive Officer, in deciding how to allocate resources and in assessing performance. For financial accounting and reporting purposes, the Company reports its results for the two reportable segments as follows: (1) the Medical Device unit, which designs, develops and manufactures interventional medical devices, primarily for the peripheral vascular market; surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices;  as well as drug-delivery coating technologies to provide site-specific drug-delivery from the surface of a medical device, with end markets that include coronary, peripheral, neuro-vascular and urology, among others, and (2) the In Vitro Diagnostics unit, which consists of component products and technologies for diagnostic test kits and biomedical research applications, with products that include protein stabilization reagents, substrates, antigens and surface coatings. During fiscal 2016, the Company acquired Creagh Medical and NorMedix, which are included in the Medical Device segment.

The tables below present segment revenue, operating income from continuing operations and depreciation and amortization, for the years ended September 30, as follows (in thousands):

	2018	2017	2016
Revenue:
Medical Device	$60,513	$53,983	$53,202
In Vitro Diagnostics	20,823	19,129	18,164
Total revenue	$81,336	$73,112	$71,366

Operating (loss) income:
Medical Device	$(8,478)	$6,902	$16,975
In Vitro Diagnostics	8,619	8,293	7,115
Total segment operating income	141	15,195	24,090
Corporate	(8,940)	(8,092)	(7,231)
Total operating (loss) income	$(8,799)	$7,103	$16,859

Depreciation and amortization:
Medical Device	$5,376	$4,453	$3,261
In Vitro Diagnostics	394	412	789
Corporate	661	690	823
Total depreciation and amortization	$6,431	$5,555	$4,873

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

Major Customers

Revenue from customers that equaled or exceeded 10% of total revenue was as follows for the years ended September 30:

	2018	2017	2016
Medtronic	16%	18%	25%
Abbott	11%	N/A	N/A

The revenue from the customers listed is derived from two primary sources: licensing and product sales (primarily in the Medical Device segment).

Geographic Revenue and Long-lived Assets

Geographic revenue was as follows for the years ended September 30:

	2018	2017	2016
Domestic	79%	77%	79%
Foreign	21%	23%	21%

Long-lived assets, including property and equipment and intangible assets net of accumulated depreciation and amortization, respectively, by country were as follows as of September 30:

	2018	2017
U.S.	$26,652	$20,949
Ireland	21,174	22,555

13.  Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results for the years ended September 30, 2018 and 2017 (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2018
Total revenue	$17,013	$19,058	$22,227	$23,038
Operating (loss) income	(633)	525	(6,250)	(2,441)
Net (loss) income	(1,556)	1,534	(2,682)	(1,753)
Basic net (loss) income per share (1):	(0.12)	0.12	(0.20)	(0.13)
Diluted net (loss) income per share (1):	(0.12)	0.11	(0.20)	(0.13)

Fiscal 2017
Total revenue	$17,761	$17,503	$17,790	$20,058
Operating income	3,268	1,677	1,743	415
Net income	2,300	506	720	400
Basic net income per share (1):	0.17	0.04	0.05	0.03
Diluted net income per share (1):	0.17	0.04	0.05	0.03

(1)

The sum of the quarterly net (loss) income per share amounts may not equal the annual income per share total because of changes in the weighted average number of shares outstanding that occurred during the year.

In the first quarter of fiscal 2018, the Company recorded a $1.2 million charge related to the revaluation of deferred tax assets to reflect the change in the U.S. Federal tax rate from 35% to 21% in conjunction with the Tax Cuts and Jobs Act tax legislation.

In the second quarter of fiscal 2018, the Company entered into a collaborative arrangement with Abbott, which resulted in license fee revenue totaling $4.4 million in the final nine months of the fiscal year.

In May 2018, the Company acquired certain technology assets from Embolitech resulting in a $7.9 million charge in the third quarter of fiscal 2018.

In the fourth quarter of fiscal 2017, the Company recorded a $1.1 million license fee related to a customer’s acquisition and the Company’s sale of related jointly-owned intellectual property to the acquirer.