Form 10-Q
period 2019-06-30
SURMODICS INC
filed 2019-08-01
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-23837

Surmodics, Inc.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1356149
(State of incorporation)	(I.R.S. Employer Identification No.)

9924 West 74th Street, Eden Prairie, Minnesota 55344

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:

(952) 500-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.05 par value	SRDX	Nasdaq Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s Common Stock, $0.05 par value per share, as of July 30, 2019 was 13,490,598

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2019	2018
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$28,916	$23,318
Restricted cash	—	350
Available-for-sale securities	16,070	41,352
Accounts receivable, net of allowance for doubtful accounts of $206 and $147 as of June 30, 2019 and September 30, 2018, respectively	8,381	8,877
Contract assets - royalties and license fees	8,235	—
Inventories, net	4,151	4,016
Income tax receivable	560	1,152
Prepaids and other	3,225	2,462
Total Current Assets	69,538	81,527
Deferred tax assets	6,067	6,304
Property and equipment, net	29,559	30,143
Intangible assets, net	15,480	17,683
Goodwill	26,737	27,032
Other assets	2,960	1,446
Total Assets	$150,341	$164,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,530	$2,546
Accrued liabilities:
Compensation	2,599	5,635
Accrued other	3,859	6,265
Deferred revenue	5,126	9,646
Contingent consideration	3,113	11,041
Total Current Liabilities	17,227	35,133
Contingent consideration, less current portion	—	3,425
Deferred revenue, less current portion	9,727	11,247
Other long-term liabilities	4,755	5,720
Total Liabilities	31,709	55,525
Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Series A Preferred stock- $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock- $.05 par value, 45,000,000 shares authorized; 13,490,323 and 13,397,647 shares issued and outstanding as of June 30, 2019 and September 30, 2018, respectively	675	670
Additional paid-in capital	8,829	7,607
Accumulated other comprehensive income	1,977	2,718
Retained earnings	107,151	97,615
Total Stockholders’ Equity	118,632	108,610
Total Liabilities and Stockholders’ Equity	$150,341	$164,135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Revenue:
Product sales	$9,870	$10,475	$29,508	$27,249
Royalties and license fees	11,624	9,597	31,652	25,101
Research, development and other	2,850	2,155	8,101	5,948
Total revenue	24,344	22,227	69,261	58,298
Operating costs and expenses:
Product costs	3,364	4,104	9,980	9,908
Research and development	13,321	9,778	38,362	28,383
Selling, general and administrative	5,939	5,977	16,764	17,606
Acquired in-process research and development	—	7,888	—	7,888
Acquired intangible asset amortization	599	624	1,809	1,878
Contingent consideration expense (gain)	104	106	(248)	(1,006)
Total operating costs and expenses	23,327	28,477	66,667	64,657
Operating income (loss)	1,017	(6,250)	2,594	(6,359)
Other income (loss):
Investment income, net	269	303	850	566
Interest expense	(38)	—	(112)	—
Foreign exchange (loss) gain	(42)	652	99	113
Gain on strategic investment and other	—	—	9	177
Other income, net	189	955	846	856
Income (loss) before income taxes	1,206	(5,295)	3,440	(5,503)
Income tax benefit	260	2,613	598	2,799
Net income (loss)	$1,466	$(2,682)	$4,038	$(2,704)

Basic net income (loss) per share	$0.11	$(0.20)	$0.30	$(0.21)
Diluted net income (loss) per share	$0.11	$(0.20)	$0.29	$(0.21)
Weighted average number of shares outstanding:
Basic	13,394	13,203	13,384	13,117
Diluted	13,726	13,203	13,776	13,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(In thousands)	(Unaudited)		(Unaudited)
Net income (loss)	$1,466	$(2,682)	$4,038	$(2,704)
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities, net of tax	13	—	57	(41)
Foreign currency translation adjustments	520	(2,231)	(798)	(394)
Other comprehensive income (loss)	533	(2,231)	(741)	(435)
Comprehensive income (loss)	$1,999	$(4,913)	$3,297	$(3,139)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

	Three Months Ended June 30, 2019 and 2018
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Income	Earnings	Equity
Balance at March 31, 2019	13,489	$674	$7,510	$1,444	$105,685	$115,313
Net income	—	—	—	—	1,466	1,466
Other comprehensive income, net of tax	—	—	—	533	—	533
Issuance of common stock	1	1	—	—	—	1
Common stock options exercised, net	1	—	12	—	—	12
Purchase of common stock to pay employee taxes	(1)	—	(12)	—	—	(12)
Stock-based compensation	—	—	1,319	—	—	1,319
Balance at June 30, 2019	13,490	$675	$8,829	$1,977	$107,151	$118,632

Balance at March 31, 2018	13,247	$662	$5,431	$5,213	$102,050	$113,356
Net loss	—	—	—	—	(2,682)	(2,682)
Other comprehensive loss, net of tax	—	—	—	(2,231)	—	(2,231)
Issuance of common stock	1	—	0	—	—	—
Common stock options exercised, net	214	11	1,005	—	—	1,016
Purchase of common stock to pay employee taxes	(113)	(6)	(2,001)	—	—	(2,007)
Stock-based compensation	—	—	1,293	—	—	1,293
Balance at June 30, 2018	13,349	$667	$5,728	$2,982	$99,368	$108,745

	Nine Months Ended June 30, 2019 and 2018
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Income	Earnings	Equity
Balance at September 30, 2018	13,398	$670	$7,607	$2,718	$97,615	$108,610
Net impact from adoption of ASC Topic 606 (Note 2)	—	—	—	—	5,498	5,498
Net income	—	—	—	—	4,038	4,038
Other comprehensive loss, net of tax	—	—	—	(741)	—	(741)
Issuance of common stock	135	7	203	—	—	210
Common stock options exercised, net	3	0	67	—	—	67
Purchase of common stock to pay employee taxes	(46)	(2)	(2,557)	—	—	(2,559)
Stock-based compensation	—	—	3,509	—	—	3,509
Balance at June 30, 2019	13,490	$675	$8,829	$1,977	$107,151	$118,632

Balance at September 30, 2017	13,095	$655	$5,413	$3,417	$102,072	$111,557
Net loss	—	—	—	—	(2,704)	(2,704)
Other comprehensive loss, net of tax	—	—	—	(435)	—	(435)
Issuance of common stock	127	6	160	—	—	166
Common stock options exercised, net	385	19	1,215	—	—	1,234
Purchase of common stock to pay employee taxes	(258)	(13)	(4,357)	—	—	(4,370)
Stock-based compensation	—	—	3,297	—	—	3,297
Balance at June 30, 2018	13,349	$667	$5,728	$2,982	$99,368	$108,745

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,
	2019	2018
(in thousands)	(Unaudited)
Operating Activities:
Net income (loss)	$4,038	$(2,704)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	5,462	4,711
Stock-based compensation	3,509	3,297
Payment of contingent consideration obligations in excess of acquisition-date value	(2,041)	—
Contingent consideration gain	(248)	(1,006)
Unrealized foreign exchange gain	—	(74)
Acquired in-process research and development	—	7,888
Deferred taxes (1)	(979)	(1,954)
Gain on strategic investment	(7)	(177)
Provision for bad debts	142	33
Other	(11)	19
Change in operating assets and liabilities:
Accounts receivable and contract asset (1)	(1,009)	(1,142)
Inventories	(148)	(465)
Prepaids and other	(2,184)	(2,107)
Accounts payable	(219)	—
Accrued liabilities	(5,143)	870
Deferred revenue (1)	(5,840)	22,902
Income taxes (1)	196	(869)
Net cash (used in) provided by operating activities	(4,482)	29,222
Investing Activities:
Purchases of property and equipment	(4,135)	(6,915)
Purchases of available-for-sale securities	(26,117)	(59,578)
Maturities of available-for-sale securities	51,458	56,581
Cash proceeds from sales of property and equipment	10	4
Cash received from sale of strategic investment	7	177
Purchase of in-process research and development (Note 15)	—	(4,500)
Net cash provided by (used in) investing activities	21,223	(14,231)
Financing Activities:
Issuance of common stock	277	1,387
Payments for taxes related to net share settlement of equity awards	(2,688)	(4,356)
Payment of contingent consideration obligations	(9,064)	(925)
Net cash used in financing activities	(11,475)	(3,894)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(18)	(8)
Net change in cash, restricted cash and cash equivalents	5,248	11,089
Cash, Restricted Cash and Cash Equivalents:
Beginning of period	23,668	16,534
End of period	$28,916	$27,623
Supplemental Information:
Cash paid for income taxes	$155	$893
Noncash transactions from investing and financing activities:
Acquisition of property and equipment, net of refundable credits in other current assets and liabilities	$180	$965
Accrued taxes related to net share settlement of equity awards	—	3,388

(1)	Amounts presented are net of impact from adoption of ASC Topic 606.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended June 30, 2019

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, needed to fairly present the financial results of Surmodics, Inc. and subsidiaries (“Surmodics” or the “Company”) for the periods presented. These financial statements include amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of net income (loss) in the period in which the change in estimate is identified. The results of operations for the three and nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the entire 2019 fiscal year.

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

The adoption of ASC Topic 606 resulted in an acceleration of minimum license fees and sales-based royalty revenue earned under the Company’s hydrophilic coating technology license agreements by approximately one quarter. Prior to the adoption of ASC Topic 606, sales-based royalties were recognized in the period the Company’s customers reported the underlying sales, which is generally one quarter after the sales occur. Additionally, minimum royalties were recognized in the period they were contractually owed to the Company. Upon adoption of ASC Topic 606, sales-based royalties are recognized in the period the underlying customer sale occurs, while the minimum royalties are recognized at each renewal of the license contract, which generally occurs on the last day of the quarter for minimum royalties contractually due in the following quarter. The adoption of ASC Topic 606 resulted in cumulative-effect adjustments to opening retained earnings, contract assets, deferred tax assets and income tax receivable.

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

The impact of adoption of ASC Topic 606 to the Company’s condensed consolidated statements of operations for three and nine months ended June 30, 2019 was an increase of royalty and license fee revenue of $1.2 million and $1.3 million, respectively, as well as reduced income tax benefit of $0.3 million for each period.

Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update ASU 2016-02, Leases (ASC Topic 842). The new guidance primarily affects lessee accounting, while accounting by lessors will not be significantly impacted by the update. The update maintains two classifications of leases: finance leases, which replace capital leases, and operating leases. Lessees will need to recognize a right-of-use asset and a lease liability on the statement of financial position for those leases previously classified as operating leases under the old guidance. The liability will be equal to the present value of remaining contractual lease payments. The asset will be based on the liability, subject to adjustment, such as for direct costs. The accounting standard will be effective for the Company beginning the first quarter of fiscal year 2020 (October 1, 2019) and will be applied using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s results of operations, cash flows and financial position and expects the impact to be material due to the right of use assets and lease obligations that will be recorded as a result of the adoption, as well as several additional required financial statement footnote disclosures. The Company estimates that a right of use asset totaling approximately $1.7 million and a lease obligation liability totaling approximately $2.9 million will be recorded as a result of the adoption of the new lease accounting standard. Additionally, the deferred rent liability totaling approximately $1.2 million that is currently included in other current and long-term liabilities will be eliminated as it will reduce the amount of the right-of-use asset recorded upon adoption. The Company expects the adoption of the lease standard will not have a significant impact on stockholders’ equity, the consolidated statements of operations, or the consolidated statements of cash flows.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Medical Device	(Unaudited)		(Unaudited)
Product sales	$4,500	$4,958	$13,836	$12,495
Royalties	9,605	7,730	25,603	22,663
Research, development and other	2,821	2,146	8,016	5,931
License fees	2,019	1,867	6,049	2,438
Total Revenue - Medical Device	18,945	16,701	53,504	43,527
IVD
Product sales	5,370	5,517	15,672	14,754
Other	29	9	85	17
Total Revenue - IVD	5,399	5,526	15,757	14,771
Total Revenue	$24,344	$22,227	$69,261	$58,298

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

Pursuant to the terms of the collaborative arrangement contract with Abbott Vascular, Inc. (“Abbott”) disclosed in Note 3 (the “Abbott Agreement”), the Company received an upfront payment of $25 million in fiscal 2018. To the extent the Company achieves certain agreed-upon clinical and regulatory milestones, the Company may receive up to $67 million of additional milestone payments. The performance obligation identified in this arrangement includes delivery of our licensed technology and completion of research and development activities, primarily clinical trial activities (together, “R&D and Clinical Activities”). These promises are not distinct performance obligations because the product necessary for completion of the R&D and Clinical Activities is currently only able to be manufactured by the Company due to the exclusive proprietary know-how and certain regulatory requirements associated with the manufacture of the product. The customer (Abbott) simultaneously receives and consumes the benefits of the R&D and Clinical Activities as study data are generated to support regulatory approval submissions. Control is effectively transferred over time as we complete the TRANSCEND clinical study of our SurVeil DCB. Revenue related to this contract is recognized using the cost-to-cost method which measures progress based on costs incurred to date relative to the expected total cost of the services, as the Company believes this represents a faithful depiction of the satisfaction of its performance obligation. Use of the cost-to-cost method requires significant estimates including the total cost of the TRANSCEND study, which is expected to be completed over the next six years. Revenue is recorded based on the cost-to-cost completion estimate relative to the transaction price, which is equal to the total upfront fee plus the expected value of the clinical and regulatory milestones. As of June 30, 2019, consideration from the clinical and regulatory milestones has been fully constrained and excluded from the contract price, due to the high level of uncertainty as to the achievement of the underlying regulatory approval(s) and/or clinical milestones. Significant judgment is used to estimate total revenue and cost at completion for this contract.

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

Contract Assets, Deferred Revenue and Remaining Performance Obligations

Contract assets are generally short in duration given the nature of products produced and services provided by the Company. Contract assets consist of sales-based and minimum royalty revenue earned for which unconditional right to payment does not exist as of the balance sheet date. These assets are comprised of estimated sales-based royalties earned, but not yet reported by the Company’s customers, minimum royalties on non-cancellable contracts, and contingent milestones earned but not yet billable based on the terms of the contract. The increase in contract assets from October 1, 2018 to June 30, 2019 resulted primarily from changes in sales-based and minimum royalties earned but not collected at each balance sheet date.

The Company records a contract liability, or deferred revenue, when there is an obligation to provide a product or service to the customer and payment is received or due in advance of performance, or when payment is received for a period outside the contract term. The Company’s deferred revenue at June 30, 2019 and September 30, 2018 is primarily related to the upfront payment received pursuant to the Abbott Agreement (Note 3).

Remaining performance obligations include deferred revenue and amounts the Company expects to receive for goods and services that have not yet been delivered or provided under existing, noncancellable contracts. For contracts that have an original duration of one year or less, the Company has elected the practical expedient applicable to such contracts and does not disclose the transaction price for remaining performance obligations at the end of each reporting period and when the Company expects to recognize this revenue. As of June 30, 2019, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $14.7 million. This revenue is entirely related to the R&D and Clinical Activities performance obligation in the Abbott Agreement from the upfront payment received in fiscal 2018 and does not include revenue from potential contingent milestone payments that may be received throughout the course of the agreement. The Company expects to recognize the remaining revenue from this performance obligation over the next six years as the services, which are primarily comprised of the TRANSCEND clinical study activities, are completed.

3. Collaborative Arrangement

Under the Abbott Agreement, Abbott has exclusive worldwide commercialization rights for the SurVeil DCB to treat the superficial femoral artery, which is currently being evaluated in a U.S. pivotal clinical trial. Separately, Abbott also received options to negotiate agreements for Surmodics' below-the-knee and arteriovenous (AV) fistula DCB products, which are currently in pre-clinical development and a first-in human clinical study, respectively. Surmodics is responsible for conducting all necessary clinical trials and other activities required to achieve U.S. and European Union regulatory clearances for the SurVeil DCB, including completion of the ongoing TRANSCEND clinical trial. Abbott and Surmodics will participate on a joint development committee charged with providing guidance on the Company’s clinical and regulatory activities with regard to the SurVeil product.

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

The Company has received a $25 million upfront fee and may receive up to $67 million of additional payments upon achievement of various clinical and regulatory milestones. For the three and nine months ended June 30, 2019, the Company recognized revenue totaling $2.0 million and $5.9 million, respectively from the Abbott arrangement, all of which was previously included in deferred revenue. For the three and nine months ended June 30, 2018, the Company recognized revenue totaling $1.7 million and $2.2 million, respectively, from the Abbott arrangement. As of June 30, 2019 and September 30, 2018, deferred revenue from the upfront payment received of $14.7 million and $20.6 million, respectively, is recorded in the condensed consolidated balance sheets. Upon the commercialization of the SurVeil DCB, Surmodics will be responsible for the manufacture and supply of clinical and commercial quantities of the product. Revenue from these product sales, including a per-unit transfer price and a share of net profits resulting from third-party sales by Abbott, will be recognized if and when these products are shipped and control is transferred to the customer.

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

The Company did not have any Level 1 assets as of June 30, 2019 and September 30, 2018.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company’s Level 2 assets as of June 30, 2019 and September 30, 2018 consisted of money market funds, commercial paper instruments and corporate bonds.

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

The Level 3 liability as of June 30, 2019 consisted of contingent consideration obligations related to the fiscal 2016 acquisition of NorMedix, Inc. (“NorMedix”). Level 3 liabilities as of September 30, 2018 consisted of contingent consideration obligations related to the fiscal 2016 acquisitions of Creagh Medical Ltd. (“Creagh Medical”) and NorMedix. Consideration owed to the sellers of Creagh Medical from revenue and value-creating milestones achieved through September 30, 2018 was paid during the nine months ended June 30, 2019. Consideration owed to the sellers of NorMedix upon achievement of revenue and value-creating milestones through September 30, 2019, if any, is due to be paid in first quarter of fiscal 2020. Contingent consideration included in current liabilities of $3.1 million and $11.0 million as of June 30, 2019 and September 30, 2018, respectively, represents the Company’s estimated fair value of amounts expected to be paid within one year of each respective balance sheet date. During the first quarter of fiscal 2019, the Company paid contingent consideration obligations related to the Creagh Medical acquisition totaling $11.0 million, including $9.1 million classified as cash flows used in financing activities on the condensed consolidated statement of cash flows. The financing portion of the contingent consideration payment is equal to the acquisition-date value of the contingent consideration obligation, in accordance with ASC 230 Statements of Cash Flows.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of June 30, 2019
Assets
Cash equivalents	$—	$24,175	$—	$24,175
Available-for-sale securities	—	16,070	—	16,070
Total assets	$—	$40,245	$—	$40,245

Liabilities
Contingent consideration	$—	$—	$(3,113)	$(3,113)
Total liabilities	$—	$—	$(3,113)	$(3,113)

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

The following table summarizes the changes in the contingent consideration liabilities measured at fair value using Level 3 inputs for the three and nine months ended June 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance	$3,009	$13,345	$14,466	$14,864
Additions	—	—	—	—
Fair value adjustments	57	21	(454)	(1,278)
Settlements	—	—	(10,979)	(925)
Interest accretion	47	85	206	272
Foreign currency translation loss (gain)	—	(592)	(126)	(74)
Ending balance	$3,113	$12,859	$3,113	$12,859

There were no transfers of assets or liabilities between amounts measured using Level 1, Level 2, or Level 3 fair value measurements during fiscal 2019 to-date, or fiscal 2018.

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

Contingent consideration obligations — The values of the contingent consideration liabilities were determined based on discounted cash flow analyses that included revenue estimates, probability of strategic milestone achievement and a discount rate, which are considered significant unobservable inputs. For the NorMedix revenue-based milestones, the Company discounted forecasted revenue by 20.5%, which represents the Company’s weighted average cost of capital for this transaction, adjusted for the short-term nature of the cash flows. The present value of forecasted revenue was used as an input into an option pricing approach, which also considered the Company’s risk of non-payment of the NorMedix revenue-based milestones. Non-revenue milestones for the NorMedix acquisition that have not already been achieved were projected to have a 0%-100% probability of achievement and expected payments were discounted using the Company’s estimated cost of debt of 6.0%. To the extent that actual results differ from these estimates, the fair value of the contingent consideration liabilities could change significantly during the contingency periods. Accretion expense is recorded as an increase to the contingent consideration liabilities due to the passage of time. Fair value adjustments represent changes in the value of the obligations related to adjustments to forecasted revenue and probability of strategic milestone completion. The contingent consideration liability related to the Creagh Medical acquisition was denominated in Euros. Foreign currency translation gains and losses are recorded as this obligation is marked to exchange rates at period-end and on the date of settlement.

5. Investments

Investments consisted principally of commercial paper and corporate bond securities and are classified as available-for-sale as of June 30, 2019 and September 30, 2018. These available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from the condensed consolidated statements of operations and reported in the condensed consolidated statements of comprehensive income (loss) as well as a separate component of stockholders’ equity in the condensed consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings as they occur. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income. This adjustment would result in a new cost basis for the investment. Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in investment income, net within other income. Realized gains and losses from the sales of debt securities, which are included in other income, are determined using the specific identification method. Investment purchases are accounted for on the date the trade is executed, which may not be the same as the date the transaction is cash settled.

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities were as follows:

	June 30, 2019
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term commercial paper and corporate bonds	$16,062	$8	$—	$16,070
Total	$16,062	$8	$—	$16,070

	September 30, 2018
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term commercial paper and corporate bonds	$41,403	$—	$(51)	$41,352
Total	$41,403	$—	$(51)	$41,352

6. Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead, with cost of product sales determined on a first-in, first-out basis. Inventories consisted of the following components:

	June 30,	September 30,
(Dollars in thousands)	2019	2018
Raw materials	$1,984	$1,890
Work-in process	790	780
Finished products	1,377	1,346
Total	$4,151	$4,016

7. Other Assets

Other assets consist of the following:

	June 30,	September 30,
(Dollars in thousands)	2019	2018
ViaCyte, Inc.	$479	$479
Other noncurrent assets	2,481	967
Other assets, net	$2,960	$1,446

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

Other noncurrent assets include prepaid expenses related to our ongoing clinical trials and a receivable related to refundable Irish research and development tax credits.

8. Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer lists and relationships, licenses and trademarks. The Company recorded amortization expense of $0.7 million for both the three months ended June 30, 2019 and 2018. The Company recorded amortization expense of $2.0 million and $1.9 million for the nine months ended June 30, 2019 and 2018, respectively.

Intangible assets consisted of the following:

	June 30, 2019
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	8.9	$17,842	$(10,469)	$7,373
Developed technology	11.5	9,599	(3,020)	6,579
Non-compete	5.0	230	(184)	46
Patents and other	16.5	2,321	(1,680)	641
Subtotal		29,992	(15,353)	14,639
Unamortized intangible assets:
In-process research and development		261	—	261
Trademarks and trade names		580	—	580
Total		$30,833	$(15,353)	$15,480

	September 30, 2018
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	8.9	$18,086	$(9,377)	$8,709
Developed technology	11.5	9,656	(2,361)	7,295
Non-compete	5.0	230	(150)	80
Patents and other	16.5	2,321	(1,569)	752
Subtotal		30,293	(13,457)	16,836
Unamortized intangible assets:
In-process research and development		267	—	267
Trademarks and trade names		580	—	580
Total		$31,140	$(13,457)	$17,683

Based on the intangible assets in service as of June 30, 2019, excluding any possible future amortization associated with acquired in-process research and development (“IPR&D”), which has not met technological feasibility as of June 30, 2019, estimated amortization expense for the remainder of fiscal 2019 and each of the next five fiscal years is as follows (in thousands):

Remainder of 2019	$664
2020	2,480
2021	2,341
2022	2,301
2023	1,712
2024	1,624

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

Goodwill as of June 30, 2019 and September 30, 2018 totaled $26.7 million and $27.0 million, respectively. Goodwill in the Medical Device reporting unit represents the gross value from the fiscal 2016 acquisitions of Creagh Medical and NorMedix. Goodwill in the In Vitro Diagnostics reporting unit represents the gross value from the acquisition of BioFX Laboratories, Inc. (“BioFX”) in fiscal 2007.

Goodwill was not impaired in either reporting unit based on the outcome of the fiscal 2018 annual impairment test, and there have been no events or circumstances that have occurred in the first nine months of fiscal 2019 to indicate that goodwill has been impaired.

The change in the carrying amount of goodwill by segment for the nine months ended June 30, 2019 was as follows:

(Dollars in thousands)	In Vitro Diagnostics	Medical Device	Total
Balance as of September 30, 2018	$8,010	$19,022	$27,032
Currency translation adjustment	—	(295)	(295)
Balance as of June 30, 2019	$8,010	$18,727	$26,737

10. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	September 30,
(Dollars in thousands)	2019	2018
Accrued professional fees	$327	$311
Accrued clinical study expense	976	2,839
Accrued purchases	1,146	533
Acquisition of in process research and development	977	—
Deferred rent	128	121
Customer claim	—	1,000
Construction in progress	—	1,199
Other	305	262
Total	$3,859	$6,265

11. Stock-based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock awards, performance share awards, restricted stock units and deferred stock units. Accounting guidance requires all share-based payments to be recognized as an operating expense, based on their fair values, over the requisite service period.

The Company’s stock-based compensation expenses were allocated to the following expense categories:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Product costs	$34	$26	$98	$43
Research and development	225	244	617	580
Selling, general and administrative	1,060	1,023	2,794	2,674
Total	$1,319	$1,293	$3,509	$3,297

As of June 30, 2019, approximately $8.2 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.3 years. The unrecognized compensation costs above include $0.1 million, remaining to be expensed over the life of the awards, based on payout levels associated with performance share awards that are currently anticipated to be fully expensed because the performance conditions are expected to exceed minimum threshold levels.

Stock Option Awards

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. The weighted average per share fair values of stock options granted during the three months ended June 30, 2019 and 2018 were $13.38 and $13.94, respectively, and $17.91 and $10.42 during the nine months ended June 30, 2019 and 2018, respectively.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Risk-free interest rates	2.2%	2.7%	2.8%	2.2%
Expected life (years)	4.6	4.8	4.5	4.8
Expected volatility	36.0%	33.0%	33.6%	33.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%

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

Non-qualified stock options are granted at fair market value on the date of grant. Non-qualified stock options expire in seven years or upon termination of employment or service as a Board member. With respect to members of our Board, non-qualified stock options generally become exercisable on a pro-rata basis within the one-year period following the date of grant. With respect to our employees, non-qualified stock options generally become exercisable with respect to 25% of the shares on each of the first four anniversaries following the grant date. The stock-based compensation table above includes stock option expenses recognized related to these awards, which totaled $0.6 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $1.6 million and $1.2 million for the nine months ended June 30, 2019 and 2018, respectively.

The total pre-tax intrinsic value of options exercised during the three months ended June 30, 2019 and 2018 was less than $0.1 million and $6.1 million, respectively, and $0.1 million and $9.4 million for the nine months ended June 30, 2019 and 2018, respectively. The intrinsic value represents the difference between the Company’s common stock fair market value on the date of exercise and the option’s exercise price.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance, these shares are considered to be non-vested shares. The Restricted Stock is released to the key employees if they are employed by the Company at the end of the vesting period. Restricted Stock vesting periods range from one to three years. During the nine months ended June 30, 2019 and 2018, the Company awarded 45,049 and 54,068 Restricted Stock shares, respectively, to certain key employees and officers. Forfeiture of 800 and 10,020 Restricted Stock shares occurred during the nine months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and September 30, 2018, 95,577 and 85,424 Restricted Stock shares were outstanding, respectively. Compensation expense has been recognized for the estimated fair value of the common shares, net of estimated forfeitures, and is being charged to operating expenses over the vesting term. The stock-based compensation expense table includes Restricted Stock expenses recognized related to these awards, which totaled $0.5 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $1.3 million and $0.7 million for the nine months ended June 30, 2019 and 2018, respectively.

Performance Share Awards

The Company has entered into performance share agreements with certain key employees covering the issuance of common stock (“Performance Shares”). Performance Shares vest upon the achievement of all or a portion of certain performance objectives (which may include financial or project objectives), which must be achieved during the performance period. The Organization and Compensation Committee of the Board of Directors (the “Committee”) approves the performance objectives used for our executive compensation programs, which objectives were cumulative revenue and cumulative earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the three-year performance periods for awards granted in fiscal 2016 (2016 – 2018) and fiscal 2017 (2017 – 2019). The fiscal 2017 awards also include performance objectives related to achievement of the Company’s strategic initiatives. Assuming that the minimum performance level is attained, the number of shares that may actually vest will vary based on performance from 20% (minimum) to 200% (maximum) of the target number of shares. Shares will be issued to participants as soon as practicable following the end of each performance period, subject to Committee approval and verification of results. Awards granted in fiscal 2016 were finalized in November 2018 and resulted in the issuance of 76,396 shares (maximum was 132,676 shares) based on the performance objectives relative to actual results achieved during the performance period. The per share compensation cost for each award is fixed on the grant date. Compensation expense is recognized in each period based on management’s estimate of the achievement level of actual and forecasted results, as appropriate, compared with the specified performance objectives and the related impact on the number of Performance Shares expected to vest. The stock-based compensation expense table includes Performance Shares expense recognized related to these awards, which totaled $0.1 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively, and $0.1 million and $0.9 million for the nine months ended June 30, 2019 and 2018, respectively.

The fair values of the Performance Shares, at target, were $1.2 million for awards granted in fiscal 2017. There were no Performance Share awards granted in fiscal 2018 and none, to date, granted in fiscal 2019.

The aggregate number of shares that could be awarded to our executives if the minimum, target and maximum performance goals are met, based on the fair value at the date of grant is as follows as of June 30, 2019:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
Fiscal 2017 – 2019	9,352	46,758	93,516

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“Stock Purchase Plan”), the Company is authorized to issue up to 600,000 shares of common stock. All full-time and part-time U.S. employees can choose to have up to 10% of their annual compensation withheld, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Stock Purchase Plan. As of June 30, 2019 and September 30, 2018, there was $0.1 million of employee contributions included in accrued liabilities in the condensed consolidated balance sheets. Stock compensation expense recognized related to the Stock Purchase Plan for the three and nine months ended June 30, 2019 and 2018 totaled less than $0.1 million in each respective period. The stock-based compensation table includes the Stock Purchase Plan expenses.

Restricted Stock and Deferred Stock Units

During the nine months ended June 30, 2019 and 2018, the Company awarded 11,871 and 21,265 restricted stock units (“RSUs”), respectively, to non-employee directors and certain key employees in foreign jurisdictions. As of June 30, 2019 and September 30, 2018, 62,332 and 60,440 RSUs were outstanding, respectively. RSU awards are not considered issued or outstanding common stock of the Company until they vest. Compensation expense has been recognized for the estimated fair value of the common shares and is being charged to operating expenses over the vesting term. The estimated fair value of the RSUs was calculated based on the closing market price of Surmodics’ common stock on the grant date. The stock-based compensation table includes RSU expenses recognized related to these awards, which totaled $0.1 million for both the three months ended June 30, 2019 and 2018 and $0.4 million and $0.3 for the nine months ended June 30, 2019 and 2018, respectively.

Directors may elect to receive their annual fees for services to the Board in deferred stock units (“DSUs”). Certain directors elected this option beginning on January 1, 2013 with subsequent deferral elections updated quarterly. During the nine months ended June 30, 2019 and 2018, 2,099 and 2,075 units, respectively, were issued with a total fair value of less than $0.1 million in each period. As of June 30, 2019 and September 30, 2018, outstanding, fully vested DSUs totaled 29,090 and 26,991, respectively. Stock-based compensation expense related to DSU awards totaled less than $0.1 million for both the three months ended June 30, 2019 and 2018 and $0.1 million for both the nine months ended June 30, 2019 and 2018.

12. Net Income (Loss) Per Share Data

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company’s potentially dilutive common shares are those that result from dilutive common stock options, non-vested stock relating to restricted stock awards, restricted stock units, deferred stock units and performance shares. Options to purchase shares of common stock as well as unvested restricted stock and performance stock units are considered to be potentially dilutive common shares. However, these shares have been excluded from the calculation of diluted net loss per share as their effect is antidilutive for the three and nine months ended June 30, 2018, as a result of the net losses incurred for those periods. Therefore, diluted weighted average number of shares outstanding and diluted net loss per share were the same as basic weighted average number of shares outstanding and net loss per share for the three and nine months ended June 30, 2018.

The calculation of weighted average diluted shares outstanding excludes outstanding stock options associated with the right to purchase 0.2 million and 0.1 million shares of common stock for the three and nine months ended June 30, 2019, respectively, as their inclusion would have had an antidilutive effect on diluted net income per share for those periods.

The following table sets forth the denominator for the computation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss) available to common shareholders	$1,466	$(2,682)	$4,038	$(2,704)
Basic weighted average shares outstanding	13,394	13,203	13,384	13,117
Dilutive effect of outstanding stock options, non-vested restricted stock, restricted stock units, deferred stock units and performance shares	332	—	392	—
Diluted weighted average shares outstanding	13,726	13,203	13,776	13,117

The Company’s Board of Directors has authorized the repurchase of up to $25.3 million of the Company’s outstanding common stock. This authorization does not have an expiration date.

13. Income Taxes

For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to year-to-date pretax income (loss), excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company recorded income tax benefit of $0.3 million and $2.6 million for the three months ended June 30, 2019 and 2018, respectively. The Company recorded income tax benefit of $0.6 million and $2.8 million for the nine months ended June 30, 2019 and 2018. In December 2017, the Tax Cuts and Jobs Act tax legislation was signed into law, which reduced the U.S. Federal statutory tax rate from 35% to 21%, among other changes. As a result of the enactment of this legislation, the tax benefit for the first nine months of fiscal 2018 included discrete tax expense of $1.2 million from the Company’s net deferred tax assets revaluation based on the enacted tax rate of 21%, as compared with the previous rate of 35%.

The effective income tax rate for the three and nine months ended June 30, 2019 differs from the U.S. federal statutory tax rate of 21% primarily due to the favorable impacts of increased U.S. federal research and development tax credits in both periods, as well as stock award activity in the nine-month period and operating results of our Irish subsidiary, where tax expense is offset by a valuation allowance. The effective income tax rate for the three and nine months ended June 30, 2018 differs from the U.S. federal statutory tax rate of 24.5% primarily due to operating results of our Irish subsidiary, where tax benefits are offset by a valuation allowance, as well as the discrete tax expense from the re-valuation of net deferred tax assets resulting from the change in the enacted tax rate. These increases to the effective income tax rate for the fiscal 2018 periods were partially offset by the U.S. federal research and development income tax credit, stock award activity and non-tax-benefited contingent consideration gains, including fair value adjustments, as well as unrealized foreign currency translation gains on Euro-denominated contingent consideration liabilities. The effective income tax rate for the three months ended June 30, 2019 and 2018 was impacted by discrete tax benefits of less than $0.1 million and $1.0 million, respectively, related to share awards vested, expired, cancelled and exercised during the periods. The effective income tax rate for the nine months ended June 30, 2019 and 2018 was impacted by discrete tax benefits of $0.5 million and $1.4 million, respectively, related to share awards vested, expired, cancelled and exercised during the periods.

The total amount of unrecognized tax benefits, excluding interest and penalties that, if recognized, would affect the effective tax rate is $2.1 million and $1.4 million as of June 30, 2019 and September 30, 2018, respectively. Interest and penalties related to unrecognized tax benefits are recorded in the income tax benefit.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions as well as several non-U.S. jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. U.S. income tax returns for years prior to fiscal 2016 are no longer subject to examination by federal tax authorities. For tax returns for state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2007. For tax returns for non-U.S. jurisdictions, the Company is no longer subject to income tax examination for years prior to 2012. Additionally, the Company has been indemnified of liability for any taxes relating to Creagh Medical and NorMedix for periods prior to their respective acquisition dates, pursuant to the terms of the related share purchase agreements. As of June 30, 2019 and September 30, 2018, there were no undistributed earnings in foreign subsidiaries. The Internal Revenue Service (“IRS”) completed an examination of our fiscal 2016 U.S. federal income tax return in the third quarter of fiscal 2018, with an immaterial payment made associated primarily with timing adjustments.

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

The tables below present segment revenue, operating income (loss) and depreciation and amortization, as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Revenue:
Medical Device	$18,945	$16,701	$53,504	$43,527
In Vitro Diagnostics	5,399	5,526	15,757	14,771
Total revenue	$24,344	$22,227	$69,261	$58,298

Operating income (loss):
Medical Device	$753	$(6,193)	$1,087	$(6,351)
In Vitro Diagnostics	2,475	2,176	7,845	6,269
Total segment operating income	3,228	(4,017)	8,932	(82)
Corporate	(2,211)	(2,233)	(6,338)	(6,277)
Total operating income (loss)	$1,017	$(6,250)	$2,594	$(6,359)

Depreciation and amortization:
Medical Device	$1,481	$1,333	$4,315	$3,929
In Vitro Diagnostics	120	101	353	291
Corporate	286	171	794	491
Total depreciation and amortization	$1,887	$1,605	$5,462	$4,711

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

In April 2018, a customer notified the Company that it believed it overpaid hydrophilic coating royalties to the Company from January 2009 through December 2017. During fiscal 2018, the Company recorded $1.0 million in selling, general and administrative expenses related to this claim, which was included in other accrued liabilities as of September 30, 2018. During the nine months ended June 30, 2019, the Company settled this claim and made a payment to the customer totaling $0.4 million, resulting in a reduction of selling, general and administrative expenses of $0.6 million for the nine months ended June 30, 2019.

InnoCore Technologies BV. In March 2006, the Company entered into a license agreement whereby Surmodics obtained an exclusive license to a drug delivery coating for licensed products within the vascular field which included peripheral, coronary and neurovascular biodurable stent products. The license requires an annual minimum payment of 200,000 euros (equivalent to $227,000 using a euro to US dollar exchange rate of $1.137 to the Euro as of June 30, 2019) until the last patent expires which is currently estimated to be September 2027. The total minimum future payments associated with this license are approximately $1.9 million as of June 30, 2019. The license is currently utilized by one of the Company’s drug delivery customers.

Operating Leases. The Company leases certain facilities under noncancelable operating lease agreements. Rent expense for the three and nine months ended June 30, 2019 was $0.1 million and $0.4 million, respectively. Rent expense for the three and nine months ended June 30, 2018 was $0.1 million and $0.2 million, respectively. In November 2017, the Company executed a lease for a 36,000 square feet facility in Eden Prairie, Minnesota. This facility will consolidate substantially all of our whole products solutions research and development operations into one location. Payments under the lease agreement over the ten-year lease term commenced in May 2018. In connection with this lease, the Company deposited $0.4 million into a restricted cash account, which was returned to the Company during the nine months ended June 30, 2019. Annual commitments pursuant to operating lease agreements in place as of June 30, 2019 for the remainder of fiscal 2019 and each of the next five fiscal years are as follows (in thousands):

Remainder of 2019	$113
2020	458
2021	396
2022	391
2023	399
2024	407
Thereafter	1,526
Total minimum lease payments	$3,690

Asset Acquisitions. In May 2018, the Company entered into an acquired certain intellectual property assets of Embolitech, LLC (the “Embolitech Transaction”). As part of the Embolitech Transaction, the Company paid the sellers $5.0 million during fiscal 2018. Additionally, the Company is obligated to pay $3.5 million in several installments beginning January 2020 and ending December 2023. These payments may be accelerated upon the occurrence of certain sales and regulatory milestones. An additional $2.0 million payment is contingent upon the achievement of certain regulatory milestones within a contingency period ending in 2033. As of June 30, 2019 and September 30, 2018, $2.1 million and $2.9 million, respectively, is included in other long-term liabilities on the condensed consolidated balance sheets related to the Embolitech Transaction. As of June 30, 2019 $1.0 million is included in other current liabilities on the condensed consolidated balance sheets related to the Embolitech Transaction.

In July 2019, the Company acquired certain intellectual property assets supporting ongoing development of the Company’s medical device pipeline. As a result of this acquisition, the Company made an upfront, nonrefundable payment of $0.8 million. In addition, the Company is obligated to pay up to $1.3 million of additional consideration upon achievement of certain strategic milestones within a contingency period ending in 2022, of which $0.2 million is guaranteed to be paid by December 2020. In the fourth quarter of fiscal 2019, the Company expects to record a charge for the acquisition of in-process research and development totaling $0.9 million related to this acquisition.

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

Overview

Surmodics is a leading provider of medical device and in vitro diagnostic technologies to the healthcare industry. In fiscal 2019, our revenue performance continues to be driven by our core Medical Device and In Vitro Diagnostics (“IVD”) offerings. Revenue in the Medical Device business is comprised of product sales, hydrophilic coatings royalties and license fees, and contract research and development services. Medical Device segment revenue increased 13% for the third quarter of fiscal 2019 as compared with the same prior-year period. Medical Device revenue was favorably impacted by increases in royalty revenue, license fee revenue from our Abbott Vascular, Inc. (“Abbott”) agreement described below, and contract research and development services, partly offset by a decline in product sales from the prior-year quarter. Our IVD business derives its revenue from diagnostic technology product sales. Revenue from the IVD segment decreased 2% in the third quarter of fiscal 2019 as compared with the same prior-year period, primarily as a result of reduced sales in one of our product categories.

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

Since fiscal 2013, with our investment in our drug-coated balloon (“DCB”) platform, we have been focused on a strategy to develop and manufacture proprietary medical device products that combine our surface modification coatings with medical devices or delivery systems (“whole-product solutions”). Our aim is to provide customers access to highly differentiated whole-product solutions that address unmet clinical needs. On February 26, 2018, we entered into an agreement with Abbott (the “Abbott Agreement”) whereby Abbott will have exclusive worldwide commercialization rights for Surmodics’ SurVeil™ DCB to treat the superficial femoral artery (the “SurVeil DCB”), which is currently being evaluated in a U.S. pivotal clinical trial. Separately, Abbott also received options to negotiate agreements for Surmodics' below-the-knee and arteriovenous (AV) fistula DCB products, which are currently in pre-clinical development and a first-in human clinical study, respectively. Upon the regulatory approval of the SurVeil DCB, Surmodics will be responsible for the manufacture and supply of clinical and commercial quantities of the product and will realize revenue from product sales to Abbott, which will include a share of profits resulting from third-party sales. In the quarter ended June 30, 2019, we recognized revenue of $2.0 million related to the Abbott Agreement, which is included in royalties and license fees in our medical device segment. Revenue from the upfront fee is recognized as regulatory and clinical activities, primarily the TRANSCEND clinical trial, are performed. Variable consideration from the contingent milestones is excluded from revenue until the underlying contingencies are resolved, at which point the milestone will be recognized as the promised regulatory and clinical activities are performed. In December 2018, we commenced a first-in-human clinical study of our Avess™ DCB for treatment of AV fistulae, commonly associated with hemodialysis. We expect to complete enrollment in this study by the end of fiscal 2019.

In July 2019, we signed an agreement with a leading multi-national medical device partner for exclusive distribution of Surmodics’ Telemark™ Coronary Support Catheter in the United States and Europe. Commercial sales of this product to our partner are expected to commence in our fiscal 2020.

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

Overview of Research and Development Activities

We continue to invest in our whole-product solutions strategy through research and development (“R&D”) activities in our proprietary products pipeline, including clinical and regulatory activities necessary to bring these products to market. The continued development of new products is critical to our strategy to offer whole-product solutions for the medical device industry. In April 2019, we received United States Food and Drug Administration (“FDA”) clearance for the Sublime™ guide sheath, designed to enable the delivery of lower extremity interventions from the radial artery. Radial artery access has been widely adopted for use in coronary procedures where devices have been developed to accommodate that need. The Sublime guide sheath is intended to introduce therapeutic or diagnostic devices into the vasculature, excluding the coronary and neuro vasculature. Radial access offers many benefits relative to femoral access including reduced puncture site bleeding complications, earlier ambulation, reduced length of hospital stay, and lower healthcare costs.  We expect to submit for regulatory approval for three-to-four additional medical device products in fiscal 2019.

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

On March 15, 2019, the FDA issued a communication (the “FDA communication”) to healthcare providers about the potential for increased long-term mortality after use of paclitaxel-coated balloons and paclitaxel-eluting stents (collectively “paclitaxel-coated products”) to treat peripheral arterial disease (“PAD”) in the femoropopliteal artery. The FDA communication updates a previous notification from the FDA on the same topic, which was in response to meta-analysis of randomized trials published in the Journal of the American Heart Association in December 2018.  Following the FDA communication, we temporarily paused patient enrollment in TRANSCEND and sought guidance from the FDA regarding the recommendations contained in the communication and their impact on the TRANSCEND trial.  Based on discussions with FDA, the Company took several actions in response to the FDA’s recommendations, including updates to investigator communications, patient Informed Consent Forms (“ICF”), and data safety review and patient follow-up procedures. Many of the TRANSCEND clinical trial sites have secured Institutional Review Board or Ethics Committee approval of the updated ICF and are actively enrolling and randomizing patients. The FDA communication and ensuing developments have resulted in uncertainty regarding our goal to complete enrollment in the TRANSCEND clinical trial before the end of our fiscal year. As a result, we anticipate fiscal 2019 revenue from the $25 million upfront payment of $7.5 to $8.0 million from the Abbott Agreement, of which $5.9 million has been recognized through June 30, 2019.

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

Critical Accounting Policies

Critical accounting policies are those policies that require the application of management’s most challenging, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions, and are updated at least quarterly. For the nine months ended June 30, 2019, there were no significant changes in our critical accounting policies, other than those required by the adoption of ASC Topic 606 - Revenue from Contracts with Customers in the first quarter of fiscal year 2019. See Notes 1 and 2 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for disclosure of these policies, as well as a summary of the impact of the adoption of ASC Topic 606 on the opening consolidated balance sheet as of October 1, 2018, as compared with the consolidated balance sheet previously presented as of September 30, 2018.

For a detailed description of our other critical accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Results of Operations – Three and Nine Months Ended June 30

Revenue. Revenue for the third quarter of fiscal 2019 was $24.3 million, an increase of $2.1 million, or 9%, as compared with the third quarter of fiscal 2018. Revenue for the first nine months of fiscal 2019 was $69.3 million, an increase of $11.0 million, or 19%, compared with the first nine months of fiscal 2018. The following is a summary of revenue by segment.

	Three Months Ended June 30,		%	Nine Months Ended June 30,		%
(Dollars in thousands)	2019	2018	Change	2019	2018	Change
Revenue
Medical Device	$18,945	$16,701	13.4%	$53,504	$43,527	22.9%
In Vitro Diagnostics	5,399	5,526	(2.3)%	15,757	14,771	6.7%
Total Revenue	$24,344	$22,227	9.5%	$69,261	$58,298	18.8%

Medical Device. Medical Device revenue was $18.9 million in the third quarter of fiscal 2019, an increase of 13% as compared with $16.7 million for the third quarter of fiscal 2018. Medical Device revenue was $53.5 million in the first nine months of fiscal 2019, an increase of 23% as compared with $43.5 million for first nine months of fiscal 2018.

Product sales decreased 9%, or $0.5 million, in the third quarter of fiscal 2019 as compared with the prior-year quarter, due to declines in reagent and non-proprietary medical device sales. Royalty revenue increased 26%, or $1.9 million, in the third quarter of fiscal 2019 as compared with the prior-year third quarter. Royalty revenue for the third quarter of fiscal 2019 included $1.0 million from the extension of an existing hydrophilic coating technology license that was executed during the quarter, as well as organic growth in sales-based royalties reported by a number of our hydrophilic coatings customers. Additionally, a $0.7 million increase in research, development and other revenue in the fiscal 2019 third quarter, as compared with the prior-year quarter, resulted from increased revenue from projects with several of our contract R&D customers. License fee revenue increased $0.2 million in the third quarter of fiscal 2019 as compared with the prior-year quarter as a result of increased revenue from the Abbott Agreement.

Product sales increased 11%, or $1.3 million, for the first nine months of fiscal 2019 as compared with the same prior-year period, due primarily to a $1.5 million increase in non-proprietary medical device sales, partly offset by a $0.1 million decline in reagent sales. Additionally, royalty revenue increased 13%, or $2.9 million, for the first nine months of fiscal 2019 as compared with the same prior-year period, benefiting from organic sales-based royalties growth reported by a number of our hydrophilic coatings customers as well as $1.0 million from the previously mentioned extension of an existing hydrophilic coating technology license. Additionally, a $2.1 million increase in research, development and other revenue for the first nine months of fiscal 2019, as compared with the same prior year period, resulted from increased revenue from projects with several of our contract R&D customers. License fee revenue increased $3.6 million for the first nine months of fiscal 2019 as compared with the same prior year period as a result of increased revenue from the Abbott Agreement.

In Vitro Diagnostics. In Vitro Diagnostics revenue decreased 2% to $5.4 million in the third quarter of fiscal 2019 as compared with $5.5 million for the third quarter of fiscal 2018, primarily due to a decrease in sales of distributed antigens, partly offset by increases in sales of our chemical components used in diagnostics tests and microarray slides. In Vitro Diagnostics revenue increased 7% to $15.8 million for the first nine months of fiscal 2019 as compared with $14.8 million in the same prior-year period, primarily due to an increase in sales across several product categories, partly offset by a decline in sales of distributed antigens.

Costs and Operating Expenses

The following is a summary of major costs and expenses as a percent of total revenue:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2019		2018		2019		2018
(Dollars in thousands)	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue
Product costs	$3,364	14%	$4,104	18%	$9,980	14%	$9,908	17%
Research and development	13,321	55	9,778	44	38,362	55	28,383	49
Selling, general and administrative	5,939	24	5,977	27	16,764	24	17,606	30
Acquired in-process research and development	—	—	7,888	35	—	—	7,888	14
Acquired intangible asset amortization	599	2	624	3	1,809	3	1,878	3
Contingent consideration expense (gain)	104	—	106	—	(248)	—	(1,006)	(2)

Product costs. Product gross margin (defined as product sales less related product costs) was 65.9% and 60.8% of product sales for the third quarter of fiscal 2019 and 2018, respectively. Product gross margin was 66.2% and 63.6% of product sales for the first nine months of fiscal 2019 and 2018, respectively. Product gross margins as compared with the prior-year quarter, were impacted by product mix changes in our IVD business, as well as favorable impacts from operating efficiencies and product mix in our Medical Device business.

Research and development (R&D) expenses. R&D expenses increased $3.5 million in the third quarter of fiscal 2019, as compared with the same prior-year period. R&D expenses in the first nine months of fiscal 2019 increased $10.0 million as compared with the same prior-year period. These increases were primarily the result of higher planned spending for our DCB and proprietary product development and clinical activities, including our TRANSCEND clinical trial. We plan to continue current levels of R&D spending throughout the remainder of fiscal 2019 to support our whole-product solutions strategy, including similar levels of clinical and regulatory costs as we continue enrollment in the TRANSCEND clinical trial for our SurVeil DCB and the first-in-human trial for our Avess DCB. We anticipate fiscal 2019 R&D expense will be in the mid-fifties as a percent of fiscal 2019 revenue.

Selling, general and administrative (SG&A) expenses. SG&A expenses remained flat in the third quarter of fiscal 2019 as compared with the same prior-year period. SG&A expenses decreased $0.8 million in the first nine months of fiscal 2019, as compared with the same prior-year period. The decrease in SG&A expenses in the first nine months of fiscal 2019 as compared with the same prior-year period is primarily due to a $0.6 million benefit from a customer claim which was settled in the second quarter for less than the amount accrued in the prior year. The prior-year period included a $1.0 million charge to SG&A for the estimated customer claim accrual. We expect fiscal 2019 SG&A expenses will range between 24% and 26%, as a percent of revenue.

Intangible asset amortization. As part of our fiscal 2016 acquisitions in our Medical Device business, we acquired certain intangible assets which are being amortized over periods ranging from 4 to 14 years. In addition, we own certain intangible assets related to the BioFx acquisition in fiscal 2007. We recognized $0.6 million in amortization expense related to these acquisitions in the three months ended June 30, 2019 and 2018. We recognized $1.8 million and $1.9 million in amortization expense related to these acquisitions in the first nine months of fiscal 2019 and 2018, respectively. Acquired intangible asset amortization is estimated to total $2.4 million in fiscal 2019.

Contingent consideration expense (gain). For the three months ended June 30, 2019 and 2018, we recorded net expense of $0.1 million related to our contingent consideration liabilities from prior-year acquisitions. For the first nine months of fiscal 2019 and 2018, we recorded net gains of $0.2 million and $1.0 million, respectively, related to our contingent consideration liabilities from prior-year acquisitions. The contingent consideration activity is related to changes in estimated probabilities of achievement of certain revenue and strategic milestones as well as normally scheduled accretion expense related to the passage of time. In fiscal 2019, if there are changes in the amount, probability or timing of achievement of contingent consideration milestones, there may be material adjustments in the consolidated statements of operations to reflect changes in the fair value of contingent consideration liabilities. All remaining contingent consideration obligations related to the NorMedix acquisition are expected to be paid in December 2019.

Acquired in-process research and development. In the third quarter of fiscal 2018, we recognized acquired in-process research and development expense totaling $7.9 million, representing the present value of probable payments to be made for in-process R&D assets acquired during the quarter. We expect to recognize in-process research and development expense totaling $0.9 million in fiscal 2019 related to an the acquisition of certain intellectual property assets in the fourth quarter of fiscal 2019.

Other income, net. Major classifications of other income, net are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Investment income, net	$269	$303	$850	$566
Interest expense	(38)	—	(112)	—
Foreign exchange gain (loss)	(42)	652	99	113
Gains on strategic investment and other	—	—	9	177
Other income (loss), net	$189	$955	$846	$856

The increase in investment income in the first nine months of fiscal 2019, as compared with the prior-year period, is the result of higher interest rates on debt investments, as well as an increase in investment principal. Interest expense in the fiscal 2019 periods is related to the outstanding obligations stemming from our acquisition of technology from Embolitech in the third quarter of fiscal 2018. The foreign exchange gain (loss) in the nine months ended June 30, 2019 and the three and nine months ended June 30, 2018 are primarily related to the change in exchange rates associated with the Euro-denominated contingent consideration liability from the Creagh Medical acquisition, which was paid in the first quarter of fiscal 2019. As these amounts have now been settled, we do not expect foreign currency exchange gains or losses to be significant for the remainder of fiscal 2019. We recognized a gain on a previously sold strategic investment in the first nine months of fiscal 2018 as additional consideration was released from escrow.

Income tax provision. The income tax benefit was $0.3 million and $2.6 million for three months ended June 30, 2019 and 2018, respectively. The income tax benefit was $0.6 million and $2.8 million for the nine months ended June 30, 2019 and 2018, respectively. In December 2017, the Tax Cuts and Jobs Act tax legislation was signed into law, which reduced the U.S. Federal statutory tax rate from 35% to 21%, among other changes. As a result of the enactment of this legislation, the Company’s net loss for the nine months ended June 30, 2018 included discrete tax expense of $1.2 million from our net deferred tax assets revaluation based on the change in the statutory tax rate. The Company’s effective tax rate reflects the impact of state income taxes, permanent tax items and discrete tax benefits, as well as operating results in Ireland, where tax expense or benefit is offset by a valuation allowance.

The tax benefits recognized in the three and nine months ended June 30, 2019 and 2018 reflect expected full-year pre-tax operating results, impacted by our estimated U.S. federal R&D tax credit. The tax benefits recognized in the nine months ended June 30, 2019 and 2018 reflect expected full-year pre-tax operating results, impacted by excess tax benefits related to stock-based compensation due to equity award exercise activity and estimated U.S. federal R&D tax credit. In the nine months ended June 30, 2018, the tax benefit was reduced by the aforementioned $1.2 million revaluation of deferred tax assets as a result of the tax rate.

Discrete tax benefit from excess tax benefits realized from share awards vested, expired, cancelled and exercised of less than $0.1 and $1.0 million were recognized in the third quarter of fiscal 2019 and 2018, respectively, and $0.5 and $1.4 million in the first nine months of fiscal 2019 and 2018, respectively.

We expect income tax benefit to be in the range of $0.6 million to $1.0 million for fiscal 2019. Currently, income and losses generated in Ireland from our Creagh Medical acquisition do not reflect an Irish income tax expense (benefit) as they are offset by a valuation allowance. Therefore, taxable income or losses in Ireland, where the statutory tax rate is 12.5%, will result in no reported tax benefit or expense in fiscal 2019. Certain provisions of the Tax Cuts and Jobs Act significantly change the treatment of accumulated and future earnings of foreign subsidiaries. While we do not have accumulated earnings subject to a repatriation tax under the law, we may be subject to additional U.S. tax on our foreign subsidiary’s income in future years.

Segment Operating Results

Operating income (loss) for each of our reportable segments is as follows:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(Dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Operating income (loss):
Medical Device	$753	$(6,193)	NM	$1,087	$(6,351)	NM
In Vitro Diagnostics	2,475	2,176	14%	7,845	6,269	25%
Total segment operating income	3,228	(4,017)		8,932	(82)
Corporate	(2,211)	(2,233)	(1)%	(6,338)	(6,277)	1%
Total operating income (loss)	$1,017	$(6,250)	NM	$2,594	$(6,359)	NM

NM – measure is not meaningful as the measure changed from a loss in the prior-year period to income in the current -year period

Medical Device. In the third quarter of fiscal 2019, our Medical Device business generated operating income of $0.8 million, as compared with an operating loss of $6.2 million in the prior-year quarter. Operating income in the first nine months of fiscal 2019 improved by $7.4 million to $1.1 million, from an operating loss of $6.4 million in the same prior-year period. Impacting operating results in the third quarter were a $2.2 million increase in revenue and improved product gross margin as well as the impact of the $7.9 million prior-year charge for the acquisition of in-process research and development. These items were partly offset by a $3.5 million increase in R&D expenses related to our planned investment in our DCB and proprietary medical device product development and clinical programs.

Operating results improved in the first nine months of fiscal 2019 from the comparable prior-year period as a result of a $10.0 million increase in revenue and a $0.6 million reduction of SG&A expenses, as well as the impact of the $7.9 million prior-year charge for the acquisition of in-process research and development. These items were partly offset by a $10.0 million increase in R&D expenses related to the planned investment in our DCB and proprietary medical device product development and clinical programs. Additionally, we recognized a gain of $0.2 million related to our contingent consideration obligations in the first nine months of fiscal 2019, as compared with a gain of $1.0 million in the prior-year period.

In Vitro Diagnostics. Operating income improved by $0.3 million in the third quarter of fiscal 2019, as compared with the prior-year quarter. Operating income improved by $1.6 million in the first nine months of fiscal 2019, as compared with the same prior-year period. Operating income as a percentage of revenue was 45.9% and 39.4% in the third quarter of fiscal 2019 and 2018 respectively. Operating income as a percentage of revenue was 49.8% and 42.4% in the first nine months of fiscal 2019 and 2018 respectively.  Product gross margins increased to 65.3% and 69.3% in the three and nine months ended June 30, 2019, respectively, from 61.7% and 65.9%, in the respective prior-year periods.  Product gross margins and operating income have increased in fiscal 2019 due to increased revenue, favorable product mix and manufacturing leverage.

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

Liquidity and Capital Resources

As of June 30, 2019, we had working capital of $52.3 million, an increase of $5.9 million from September 30, 2018. Working capital is defined by us as current assets minus current liabilities. The increase from the prior year-end is a result of contract assets totaling $8.2 million recorded during fiscal 2019 as a result of the adoption of ASC Topic 606, as well as increases in operating income from the prior year, partly offset by payments for capital expenditures totaling $4.1 million. Our cash and cash equivalents and available-for-sale investments totaled $45.0 million at June 30, 2019, a decrease of $20.0 million from $65.0 million at September 30, 2018. This change was primarily driven by the $11.0 million contingent consideration payment related to the Creagh Medical acquisition, as well as payment of accrued compensation liabilities totaling $5.1 million, capital expenditures of $4.1 million and $2.7 million of cash payments for taxes related to net share settlement of equity awards.

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

Summary of Cash Flows

	Nine Months Ended
	June 30,
(Dollars in thousands)	2019	2018
Cash (used in) provided by:
Operating activities	(4,482)	29,222
Investing activities	21,223	(14,231)
Financing activities	(11,475)	(3,894)
Effect of exchange rates on changes in cash and cash equivalents	(18)	(8)
Net change in cash and cash equivalents	$5,248	$11,089

Operating Activities. We used cash for operating activities of approximately $4.5 million in the nine months ended June 30, 2019, as compared with cash generated from operating activities of $29.2 million in the same prior-year period.  During the nine months ended June 30, 2019 and 2018, we had net income (loss) of $4.0 million and $(2.7) million, respectively. Additionally, in the fiscal 2019 period, $2.0 million of the $11.0 million payment of contingent consideration obligations related to the Creagh Medical acquisition was recorded as a reduction of cash flows from operations as it related to accretion expense which increased these obligations from the acquisition date through final settlement. Net changes in operating assets and liabilities had a negative impact on cash flows of $14.3 million in the nine months ended June 30, 2019 as compared with a positive impact of $19.2 million in the same prior-year period, which included the $25 million upfront payment received from Abbott. Significant changes in operating assets and liabilities during these periods included:

•

Cash used by deferred revenue was $5.8 million in the fiscal 2019 period, as compared with cash provided by deferred revenue of $22.9 million in the fiscal 2018 period. This change is entirely related to the timing of recognition of revenue and receipt of the $25 million upfront payment from Abbott in each respective period.

•

Cash used by accrued liabilities was $5.1 million, as compared with cash provided by accrued liabilities of $0.9 million for the first nine months of fiscal 2019 and 2018, respectively. The increase in cash used by accrued liabilities the fiscal 2019 period, as compared with the fiscal 2018 period is primarily due to a reduction of accrued clinical trial expenses of $1.9 million in fiscal 2019 due to payments made during the fiscal 2019 period in excess of expenses incurred, as well as a reduction in the customer claim settlement accrual of $1.0 million in fiscal 2019. In addition, in the fiscal 2019 period, there was a $1.2 million increase in incentive compensation payments above the comparative prior-year period.

•

Cash used for prepaids and other current assets totaled $2.2 million and $2.1 million in the fiscal 2019 and 2018 periods. These changes were primarily due to increases in refundable Irish research and development tax credit assets and other reimbursable R&D expenses, as well as increased prepaid clinical trial expenses in both periods.

Investing Activities. We received cash from investing activities of $21.2 million in the first nine months of fiscal 2019, as compared with cash used in investing activities of $14.2 million in the first nine months of fiscal 2018. We invested $4.1 million and $6.9 million in property and equipment in the first nine months of fiscal 2019 and fiscal 2018, respectively. In the first nine months of fiscal 2019 and 2018, we received $25.3 million and used $3.0 million, respectively, from maturities of available-for-sale debt securities, net of purchases of other investments. In the fiscal 2018 period, we paid $4.5 million for acquired in-process research and development in connection with the Embolitech transaction.

Financing Activities. We used cash in financing activities of $11.5 million and $3.9 million in the first nine months of fiscal 2019 and 2018, respectively. In the first nine months of fiscal 2019 and 2018, we paid $2.7 million and $4.4 million, respectively, to purchase common stock to pay employee taxes resulting from the exercise of stock options and vesting of other stock awards. During the first nine months of fiscal 2019, we paid contingent consideration of $11.0 million related to the Creagh Medical acquisition, $9.1 million of which was recorded as cash from financing activities. In the first nine months of fiscal 2018, we paid contingent consideration of $0.9 million related to the NorMedix, Inc. acquisition.

We believe that our existing cash, and cash equivalents and investments, which totaled $45.0 million as of June 30, 2019, together with cash flow from operations, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for the next twelve months. There can be no assurance, however, that Surmodics’ business will continue to generate cash flows at historical levels, and disruptions in financial markets may negatively impact our ability to access capital in a timely manner and on attractive terms.

Customer Concentrations. We have technology licenses and product supply agreements with a diverse base of customers and certain customers have multiple products using our technologies. Abbott and Medtronic plc (“Medtronic”) are our largest customers, comprising 11% and 16%, respectively, of our consolidated revenue for fiscal 2018. These same customers each comprised 15% of our consolidated revenue for the first nine months of fiscal 2019. Abbott has several separately licensed products, including the SurVeil license, which generate royalty and license fee revenue for Surmodics, none of which represented more than 9% of total revenue for the first nine months of fiscal 2019. Medtronic has several separately licensed products that generate royalty revenue for Surmodics, none of which represented more than 3% of our total revenue. No other individual customer constitutes more than 10% of Surmodics’ total fiscal 2019 to date or fiscal 2018 revenue.

Share Purchase Activity

Our Board of Directors has authorized the repurchase of up to an additional $25.3 million of the Company’s outstanding stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorization has no fixed expiration date.

Off-Balance Sheet Arrangements

As of June 30, 2019 and September 30, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

•

other factors described in “Risk Factors” and other sections of Surmodics’ Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and the risks identified under “Risk Factors” in this quarterly report on Form 10-Q, which you are encouraged to read carefully.

Many of these factors are outside the control and knowledge of us, and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon our forward-looking statements and to consult any further disclosures by us on this subject in our filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of interest-bearing corporate debt securities with varying maturity dates, which are less than one year. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. As of June 30, 2019, we held $16.1 million in available-for-sale debt securities, all with maturity dates of less than one year, therefore interest rate fluctuations would generally have an insignificant impact on our results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements, corporate bonds and commercial paper instruments.

Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.

We are exposed to Euro currency risk with respect to our manufacturing operations in Ireland. In a period where the U.S. dollar is strengthening or weakening as compared with the Euro, our revenue and expenses denominated in Euro currency are translated into U.S. dollars at a lower or higher value than they would be in an otherwise constant currency exchange rate environment. All sales transactions are denominated in U.S. dollars or Euros. We generate royalty revenue from the sale of customer products in foreign jurisdictions. Royalties generated in foreign jurisdictions by customers are converted and paid in U.S. dollars per contractual terms. Substantially all of our purchasing transactions are denominated in U.S. Dollars or Euros. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019. Based on that evaluation, the Company’s Certifying Officers concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2019, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
4/1/19 — 4/30/19	—	N/A	—	$25,298,238
5/1/19 — 5/31/19	—	N/A	—	$25,298,238
6/1/19 — 6/30/19	—	N/A	—	$25,298,238
Total	—	N/A	—	$25,298,238

(1)

As of June 30, 2019, the Company has an aggregate of $25.3 million available for future common stock repurchase under an authorization approved by the Board of Directors for up to $20.0 million on November 6, 2015, all of which is remaining, and an authorization approved by the Board of Directors on November 5, 2014 for which $5.3 million is remaining. These authorizations for share repurchases do not have a fixed expiration date.

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

3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on July 29, 2016, SEC File No. 0-23837.

3.2	Restated Bylaws of Surmodics, Inc., as amended December 18, 2015 — incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 23, 2015.

10.1*	Surmodics, Inc. Board Compensation Policy, Amended and restated as of May 14, 2019.

10.2	Form of Non-Qualified Stock Option Award Agreement – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 6, 2019, SEC File No. 0-23837.

10.3	Form of Restricted Stock Award Agreement – incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 6, 2019, SEC File No. 0-23837.

10.4	Form of Restricted Stock Unit Award Agreement (for employees) – incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 6, 2019, SEC File No. 0-23837.

10.5	Form of Performance Stock Unit Award Agreement – incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 6, 2019, SEC File No. 0-23837.

10.6

Form of Restricted Stock Unit Award Agreement (for non-employee directors – incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on May 6, 2019, SEC File No. 0-23837.

10.7

Form of Deferred Stock Unit Master Agreement (for non-employee directors) – incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on May 6, 2019, SEC File No. 0-23837.

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

101*

Financial statements from the Quarterly Report on Form 10-Q for Surmodics, Inc. for the quarterly period ended June 30, 2019, filed on August 1, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 1, 2019	Surmodics, Inc.

	By:	/s/ Timothy J. Arens
Timothy J. Arens
Vice President of Finance and Chief Financial Officer

(duly authorized signatory and principal financial officer)