Form 10-Q
period 2020-06-30
SURMODICS INC
filed 2020-08-05
CIK 924717

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares of the registrant’s Common Stock, $0.05 par value per share, as of July 31, 2020 was 13,650,235.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2020	2019
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$36,386	$30,361
Available-for-sale securities	24,178	24,931
Accounts receivable, net of allowance for doubtful accounts of $133 and $200 as of June 30, 2020 and September 30, 2019, respectively	8,657	8,993
Contract assets — royalties and license fees	4,248	8,210
Inventories, net	5,872	4,501
Income tax receivable	4,867	558
Prepaids and other	3,594	3,866
Total Current Assets	87,802	81,420
Property and equipment, net	28,939	29,748
Deferred income taxes	5,585	6,176
Intangible assets, net	12,585	14,226
Goodwill	26,563	26,171
Other assets	5,024	2,124
Total Assets	$166,498	$159,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,375	$2,085
Accrued liabilities:
Compensation	4,320	4,581
Accrued other	4,703	4,790
Deferred revenue	5,229	5,553
Contingent consideration	—	3,200
Total Current Liabilities	15,627	20,209
Deferred revenue, less current portion	12,423	11,628
Other long-term liabilities	7,865	5,512
Total Liabilities	35,915	37,349
Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Series A Preferred stock — $.05 par value, 450,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $.05 par value, 45,000,000 shares authorized; 13,645,174 and 13,504,102 shares issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	682	675
Additional paid-in capital	13,658	10,740
Accumulated other comprehensive income	1,469	396
Retained earnings	114,774	110,705
Total Stockholders’ Equity	130,583	122,516
Total Liabilities and Stockholders’ Equity	$166,498	$159,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Revenue:
Product sales	$11,987	$9,870	$33,731	$29,508
Royalties and license fees	12,398	11,624	30,767	31,652
Research, development and other	2,498	2,850	7,823	8,101
Total revenue	26,883	24,344	72,321	69,261
Operating costs and expenses:
Product costs	4,443	3,364	11,415	9,980
Research and development	13,324	13,321	37,401	38,362
Selling, general and administrative	7,416	5,939	21,092	16,764
Acquired intangible asset amortization	536	599	1,671	1,809
Contingent consideration expense (gain)	—	104	—	(248)
Total operating costs and expenses	25,719	23,327	71,579	66,667
Operating income	1,164	1,017	742	2,594
Other income (expense):
Investment income, net	124	269	584	850
Interest expense	(29)	(38)	(99)	(112)
Foreign exchange (loss) gain	(48)	(42)	(125)	99
Impairment loss on strategic investment	—	—	(479)	—
Other	—	—	1	9
Other income (expense)	47	189	(118)	846
Income before income taxes	1,211	1,206	624	3,440
Income tax benefit	1,248	260	3,445	598
Net income	$2,459	$1,466	$4,069	$4,038

Basic net income per share	$0.18	$0.11	$0.30	$0.30
Diluted net income per share	$0.18	$0.11	$0.30	$0.29

Weighted average number of shares outstanding:
Basic	13,601	13,394	13,577	13,384
Diluted	13,786	13,726	13,775	13,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(In thousands)	(Unaudited)		(Unaudited)
Net income	$2,459	$1,466	$4,069	$4,038
Other comprehensive income (loss):
Unrealized holding gains on available-for- sale securities, net of tax	185	13	6	57
Foreign currency translation adjustments	794	520	1,067	(798)
Other comprehensive income (loss)	979	533	1,073	(741)
Comprehensive income	$3,438	$1,999	$5,142	$3,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

	Three Months Ended June 30, 2020 and 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Income	Earnings	Equity
Balance at March 31, 2020	13,609	$680	$11,481	$490	$112,315	$124,966
Net income	—	—	—	—	2,459	2,459
Other comprehensive income, net of tax	—	—	—	979	—	979
Issuance of common stock	3	—	—	—	—	—
Common stock options exercised, net	33	2	849	—	—	851
Purchase of common stock to pay employee taxes	—	—	(12)	—	—	(12)
Stock-based compensation	—	—	1,340	—	—	1,340
Balance at June 30, 2020	13,645	$682	$13,658	$1,469	$114,774	$130,583

Balance at March 31, 2019	13,489	$674	$7,510	$1,444	$105,685	$115,313
Net income	—	—	—	—	1,466	1,466
Other comprehensive income, net of tax	—	—	—	533	—	533
Issuance of common stock	1	1	—	—	—	1
Common stock options exercised, net	1	—	12	—	—	12
Purchase of common stock to pay employee taxes	(1)	—	(12)	—	—	(12)
Stock-based compensation	—	—	1,319	—	—	1,319
Balance at June 30, 2019	13,490	$675	$8,829	$1,977	$107,151	$118,632

	Nine Months Ended June 30, 2020 and 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Income	Earnings	Equity
Balance at September 30, 2019	13,504	$675	$10,740	$396	$110,705	$122,516
Net income	—	—	—	—	4,069	4,069
Other comprehensive income, net of tax	—	—	—	1,073	—	1,073
Issuance of common stock	133	7	211	—	—	218
Common stock options exercised, net	53	2	949	—	—	951
Purchase of common stock to pay employee taxes	(45)	(2)	(2,279)	—	—	(2,281)
Stock-based compensation	—	—	4,037	—	—	4,037
Balance at June 30, 2020	13,645	$682	$13,658	$1,469	$114,774	$130,583

Balance at September 30, 2018	13,398	$670	$7,607	$2,718	$97,615	$108,610
Net impact from adoption of ASC Topic 606	—	—	—	—	5,498	5,498
Net income	—	—	—	—	4,038	4,038
Other comprehensive loss, net of tax	—	—	—	(741)	—	(741)
Issuance of common stock	135	7	203	—	—	210
Common stock options exercised, net	3	—	67	—	—	67
Purchase of common stock to pay employee taxes	(46)	(2)	(2,557)	—	—	(2,559)
Stock-based compensation	—	—	3,509	—	—	3,509
Balance at June 30, 2019	13,490	$675	$8,829	$1,977	$107,151	$118,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,
	2020	2019
(in thousands)	(Unaudited)
Operating Activities:
Net income	$4,069	$4,038
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,390	5,462
Stock-based compensation	4,037	3,509
Payment of contingent consideration obligations in excess of acquisition-date value	(608)	(2,041)
Contingent consideration gain	—	(248)
Deferred taxes	592	(979)
Losses (gains) on strategic investments	479	(7)
Provision for bad debts	30	142
Other	176	(11)
Change in operating assets and liabilities:
Accounts receivable and contract asset	4,303	(1,009)
Inventories	(1,333)	(148)
Prepaids and other	(432)	(2,184)
Accounts payable	(489)	(219)
Accrued liabilities	116	(5,143)
Income taxes	(4,105)	196
Deferred revenue	471	(5,840)
Net cash provided by (used in) operating activities	12,696	(4,482)
Investing Activities:
Purchases of property and equipment	(2,627)	(4,135)
Purchases of available-for-sale securities	(45,766)	(26,117)
Maturities of available-for-sale securities	46,522	51,458
Cash proceeds from sales of property and equipment	—	10
Cash received from sale of strategic investment	—	7
Net cash (used in) provided by investing activities	(1,871)	21,223
Financing Activities:
Issuance of common stock	1,169	277
Payments for taxes related to net share settlement of equity awards	(2,385)	(2,688)
Payment of contingent consideration obligations	(2,592)	(9,064)
Payments for acquisition of in process research and development	(1,000)	—
Net cash used in financing activities	(4,808)	(11,475)
Effect of exchange rate changes on cash and cash equivalents	8	(18)
Net change in cash and cash equivalents	6,025	5,248
Cash and Cash Equivalents:
Beginning of period	30,361	23,668
End of period	$36,386	$28,916
Supplemental Information:
Cash paid for income taxes	$9	$155
Noncash transactions from investing and financing activities:
Acquisition of property and equipment, net of refundable credits in other current assets and liabilities	395	180
Right of use assets obtained in exchange for new operating lease liabilities	1,012	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended June 30, 2020

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

These financial statements include amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of net income in the period in which the change in estimate is identified. The results of operations for the three and nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire 2020 fiscal year.

Risks and Uncertainties

We are subject to risks and uncertainties as a result of the COVID-19 pandemic caused by a novel strain of coronavirus first identified in Wuhan, China in December 2019. On March 18, 2020, the Centers for Medicare & Medicaid Services (“CMS”) released guidance for U.S. healthcare providers to limit non-emergent elective medical procedures other than high acuity treatments in order to conserve personal protective equipment and limit exposure to COVID-19. On April 16, 2020, the White House issued “Guidelines for Opening Up America Again” (the “White House Guidelines”) that described a phased resumption of economic activities with gating conditions for a region or state to move from one phase to another. On June 9, 2020, CMS issued recommendations for regions and states in Phase II of the White House Guidelines that non-emergent, non-COVID-19 care should be offered to patients, as clinically appropriate, in localities or facilities that have the resources to provide such care, as well as the ability to quickly respond to a surge in COVID-19 cases, if necessary.

Since the White House Guidelines and related CMS recommendations were issued, rates of COVID-19 have vacillated by region and state, in some cases surging. Accordingly, consistent with the CMS recommendations, the degree to which elective medical procedures have been offered varies by region, state, and even between healthcare systems within a state. Where elective procedures have been offered, and even for emergency procedures, some people appear to have avoided healthcare facilities, presumably out of concern for contracting COVID-19. In addition, hospitals and other healthcare providers vary in the degree to which they are permitting access to their facilities during the pandemic. Further, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and healthcare delivery, led to social distancing recommendations, and created significant volatility in financial markets.

Many of our customers use our licensed technology and purchased materials to manufacture products used in elective procedures. In addition, our customers and business partners need access to healthcare providers and facilities to effectively market, distribute and sell products incorporating our coating and device technologies, as well as our whole-product solutions. Likewise, we and our business partners need access to healthcare providers and facilities to conduct clinical trials and other activities required to achieve regulatory clearing for our products under development.

We believe differences in the rates of delivery and utilization of elective procedures in response to CMS recommendations and the pandemic have had, and will continue to have, an adverse impact, which may be material, on the Company's financial condition, liquidity and results of operations. The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our customers, all of which are uncertain and cannot be predicted. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity or results of operations is uncertain. For further information, refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The accounting standard will be effective for the Company beginning in the first quarter of fiscal 2021 (October 1, 2020), using a modified retrospective approach. We have evaluated the impact of this standard on the Company’s results of operations, cash flows and financial position, including accounting policies, processes and systems. We continue to monitor economic implications of the COVID-19 pandemic; however, based on current market conditions, we do not expect the impact to be material upon adoption.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation and to the methodology for calculating taxes during the quarters, as well as clarifies the accounting for enacted changes in tax laws. The accounting standard will be adopted by the Company in the first quarter of fiscal 2021 (October 1, 2020) using a prospective approach. We have evaluated the impact of this standard on the Company’s results of operations, cash flows and financial position, and we do not expect the impact to be material upon adoption.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

2. Revenue

The following table presents the Company’s revenues disaggregated by product classification and by operating segment, excluding sales taxes collected and remitted to governmental authorities.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Medical Device
Product sales	$5,763	$4,500	$16,240	$13,836
Royalties	4,752	9,605	20,365	25,603
Research, development and other	2,353	2,821	7,215	8,016
License fees	7,646	2,019	10,402	6,049
Total Revenue — Medical Device	20,514	18,945	54,222	53,504
In Vitro Diagnostics
Product sales	6,224	5,370	17,491	15,672
Other	145	29	608	85
Total Revenue — In Vitro Diagnostics	6,369	5,399	18,099	15,757
Total Revenue	$26,883	$24,344	$72,321	$69,261

Contract Assets, Deferred Revenue and Remaining Performance Obligations

Contract asset balances consist of estimated sales-based royalties earned but not collected at each balance sheet date and are subject to timing fluctuations at the end of a given period. The Company’s deferred revenue, or contract liability, is primarily related to the upfront and milestone payments received pursuant to the collaborative license and commercialization agreement (the “Abbott Agreement”) with Abbott Vascular, Inc. (“Abbott”) for the Company’s SurVeil™ drug-coated balloon product (“SurVeil DCB”) discussed in Note 3.

As of June 30, 2020, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more totaled approximately $17.5 million. These remaining performance obligations relate to the Abbott Agreement (Note 3), exclude contingent milestone payments under the Abbott Agreement, and are expected to be recognized over the next five years through fiscal 2025 as services, principally the TRANSCEND clinical trial, are completed.

3. Collaborative Arrangement

Under the Abbott Agreement, Abbott will have exclusive worldwide commercialization rights for the SurVeil DCB to treat the superficial femoral artery, which is currently being evaluated in a U.S. pivotal clinical trial. Separately, Abbott also received options to negotiate agreements for Surmodics' below-the-knee and arteriovenous (“AV”) fistula drug-coated balloon (“DCB”) products. The below-the-knee DCB, our SundanceTM DCB, is currently in pre-clinical development. A first-in-human clinical study has been completed for the AV fistula DCB, our AvessTM DCB, and Abbott has informed the Company that it has elected not to negotiate for distribution rights for this product. Surmodics is responsible for conducting all necessary clinical trials and other activities required to achieve U.S. and European Union regulatory clearances for the SurVeil DCB, including completion of the ongoing TRANSCEND pivotal clinical trial. Abbott and Surmodics participate on a joint development committee charged with providing guidance on the Company’s clinical and regulatory activities with regard to the SurVeil DCB product.

To account for the Abbott Agreement, the Company applied the guidance in ASC Topic 808 (Collaborative Arrangements) as the parties are active participants and are exposed to significant risks and rewards dependent on commercial success of the collaborative activity.

Under the Abbott Agreement, the Company has received payments totaling $45.8 million which consisted of the following: $25 million upfront fee in fiscal 2018, $10.0 million milestone payment in the fourth quarter of fiscal 2019, and $10.8 million milestone payment in the third quarter of fiscal 2020. The Company may receive up to $45 million of additional payments under the Abbott Agreement upon achievement of certain clinical and regulatory milestones. Revenue recognized from the Abbott agreement totaled $7.6 million and $2.0 million in the three months ended June 30, 2020 and 2019, respectively, and $10.4 million and $5.9 million in the nine months ended June 30, 2020 and 2019, respectively. Revenue recognized from the Abbott Agreement, which was included in the respective beginning of fiscal year balances of deferred revenue in the consolidated balance sheets, totaled $3.7 million and $5.9 million for the nine months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and September 30, 2019, deferred revenue from the upfront and milestone payments received of $17.5 million and $17.1 million, respectively, was recorded in the condensed consolidated balance sheets. Upon the commercialization of the SurVeil DCB, Surmodics will be responsible for the manufacture and supply of clinical and commercial quantities of the product. Revenue from these product sales, including a per-unit transfer price and a share of net profits resulting from third-party sales by Abbott, will be recognized when these products are shipped and control is transferred to the customer.

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

The Company did not have any Level 1 assets as of June 30, 2020 and September 30, 2019.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company’s Level 2 assets as of June 30, 2020 and September 30, 2019 consisted of money market funds, commercial paper instruments and corporate bonds.

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

Assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy were as follows:

	June 30, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents	$—	$29,714	$—	$29,714
Available-for-sale securities	—	24,178	—	24,178
Total assets	$—	$53,892	$—	$53,892

	September 30, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents	$—	$24,375	$—	$24,375
Available-for-sale securities	—	24,931	—	$24,931
Total assets	$—	$49,306	$—	$49,306

Liabilities
Contingent consideration	$—	$—	$(3,200)	$(3,200)
Total liabilities	$—	$—	$(3,200)	$(3,200)

Changes in the contingent consideration liabilities measured at fair value using Level 3 inputs were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance	$—	$3,009	$3,200	$14,466
Additions	—	—	—	—
Fair value adjustments	—	57	—	(454)
Settlements	—	—	(3,200)	(10,979)
Interest accretion	—	47	—	206
Foreign currency translation loss (gain)	—	—	—	(126)
Ending balance	$—	$3,113	$—	$3,113

Settlements of contingent consideration liabilities consisted of payments to the sellers of NorMedix for revenue and value-creating milestones achieved. For the nine months ended June 30, 2020, acquisition-related contingent consideration payments totaling $3.2 million were classified as $0.6 million and $2.6 million in cash flows used in operating and financing activities, respectively, in the condensed consolidated statements of cash flows. For the nine months ended June 30, 2019, acquisition-related contingent consideration payments totaling $11.0 million were classified as $2.0 million and $9.0 million in cash flows used in operating and financing activities, respectively, in the condensed consolidated statements of cash flows.

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

5. Investments

Investments consisted principally of commercial paper and corporate bond securities and are classified as available-for-sale as of June 30, 2020 and September 30, 2019. These available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, excluded from the condensed consolidated statements of operations and reported in the condensed consolidated statements of comprehensive income as well as a separate component of stockholders’ equity in the condensed consolidated balance sheets, except for other-than-temporary impairments, which are reported as a charge to current earnings as they occur. A loss would be recognized when there is an other-than-temporary impairment in the fair value of any individual security classified as available-for-sale, with the associated net unrealized loss reclassified out of accumulated other comprehensive income with a corresponding adjustment to other income. This adjustment would result in a new cost basis for the investment. Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in investment income, net within other income. Realized gains and losses from the sales of debt securities, which are included in other income, are determined using the specific identification method. Investment purchases are accounted for on the date the trade is executed, which may not be the same as the date the transaction is cash settled.

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities were as follows:

	June 30, 2020
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper and corporate bonds	$24,161	$17	$—	$24,178
Total	$24,161	$17	$—	$24,178

	September 30, 2019
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper and corporate bonds	$24,918	$13	$—	$24,931
Total	$24,918	$13	$—	$24,931

6. Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead, with cost of product sales determined on a first-in, first-out basis. Inventories consisted of the following components:

	June 30,	September 30,
(Dollars in thousands)	2020	2019
Raw materials	$3,394	$2,034
Work-in process	1,057	892
Finished products	1,421	1,575
Total	$5,872	$4,501

7. Other Assets

Other assets consisted of the following:

	June 30,	September 30,
(Dollars in thousands)	2020	2019
ViaCyte, Inc.	$—	$479
Operating lease right-of-use assets	2,580	—
Other noncurrent assets	2,444	1,645
Other assets	$5,024	$2,124

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

The carrying value of each cost method investment is reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost method investments is not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investment. In the nine months ended June 30, 2020, the Company recorded a $0.5 million other-than-temporary impairment loss based on a current financing round and market valuations to reduce the carrying value of the investment in ViaCyte to zero.

Operating lease right-of-use assets as of June 30, 2020 are recorded in accordance with ASC Topic 842, which we adopted as of October 1, 2019. Other noncurrent assets include prepaid expenses related to our ongoing clinical trials and a receivable related to refundable Irish research and development tax credits.

8. Intangible Assets

Intangible assets consist principally of acquired patents and technology, customer lists and relationships, licenses, and trademarks. Intangible asset amortization expense was $0.6 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively, and $1.8 million and $2.0 million for the nine months ended June 30, 2020 and 2019, respectively.

Intangible assets consisted of the following:

	June 30, 2020
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	8.9	$17,698	$(11,847)	$5,851
Developed technology	11.5	9,565	(3,904)	5,661
Non-compete	5.0	230	(230)	—
Patents and other	16.5	2,321	(1,828)	493
Total definite-lived intangible assets		29,814	(17,809)	12,005
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Total intangible assets		$30,394	$(17,809)	$12,585

	September 30, 2019
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	8.9	$17,374	$(10,661)	$6,713
Developed technology	11.5	9,490	(3,196)	6,294
Non-compete	5.0	230	(196)	34
Patents and other	16.5	2,321	(1,716)	605
Total definite-lived intangible assets		29,415	(15,769)	13,646
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Total intangible assets		$29,995	$(15,769)	$14,226

Based on the intangible assets in service as of June 30, 2020, estimated amortization expense for the remainder of fiscal 2020 and each of the next five fiscal years is as follows (in thousands):

Remainder of 2020	$591
2021	2,321
2022	2,281
2023	1,701
2024	1,612
2025	1,575

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

Goodwill was not impaired in either reporting unit based on the outcome of the fiscal 2019 annual impairment test which utilized a quantitative assessment. The carrying amount of goodwill was evaluated as of June 30, 2020 with consideration of macroeconomic, industry and Company-specific events and circumstances. As of and for the nine months ended June 30, 2020, there have been no events or circumstances that have occurred to indicate it is more likely than not that goodwill was impaired for either of the Company's reporting units.

Changes in the carrying amount of goodwill by segment were as follows:

(Dollars in thousands)	In Vitro Diagnostics	Medical Device	Total
Balance as of September 30, 2019	$8,010	$18,161	$26,171
Currency translation adjustment	—	392	392
Balance as of June 30, 2020	$8,010	$18,553	$26,563

10. Accrued Other Liabilities

Accrued other liabilities consisted of the following:

	June 30,	September 30,
(Dollars in thousands)	2020	2019
Accrued professional fees	$232	$434
Accrued clinical study expense	2,588	2,163
Accrued purchases	686	679
Acquisition of in process research and development	146	989
Due to customers	438	19
Operating lease liability, current portion	397	—
Deferred rent, current portion	—	130
Other	216	376
Accrued other liabilities	$4,703	$4,790

11. Stock-based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock awards, performance share awards, restricted stock units and deferred stock units. The Company recognizes share-based payments as an operating expense, based on their fair values, over the requisite service period.

Stock-based compensation expense was reported as follows in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Product costs	$34	$34	$82	$98
Research and development	189	225	619	617
Selling, general and administrative	1,117	1,060	3,336	2,794
Total	$1,340	$1,319	$4,037	$3,509

As of June 30, 2020, approximately $8.5 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.3 years.

Stock Option Awards

The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of stock options granted. Stock option fair value assumptions and the weighted average fair value of stock options granted were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock option fair value assumptions:
Risk-free interest rates	0.3%	2.2%	1.5%	2.8%
Expected life (years)	4.7	4.6	4.6	4.5
Expected volatility	42.5%	36.0%	38.4%	33.6%
Dividend yield	—%	—%	—%	—%
Weighted average grant date fair value of stock options granted	$13.00	$13.38	$14.13	$17.91

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

Non-qualified stock options are granted at fair market value on the date of grant. Non-qualified stock options expire in seven years, or upon termination of employment or service as a Board member. With respect to members of our Board, non-qualified stock options generally become exercisable on a monthly pro-rata basis within the one-year period following the date of grant. With respect to our employees, non-qualified stock options generally become exercisable with respect to 25% of the shares on each of the first four anniversaries following the grant date. The stock-based compensation expense table above includes stock option expenses recognized related to these awards, which totaled $0.6 million for each of the three months ended June 30, 2020 and 2019 and $1.8 million and $1.6 million for the nine months ended June 30, 2020 and 2019, respectively.

The total pre-tax intrinsic value of options exercised was $0.4 million and less than $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $1.5 million and $0.1 million for the nine months ended June 30, 2020 and 2019, respectively. Intrinsic value represents the difference between the Company’s common stock fair market value on the date of exercise and the option’s exercise price.

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Under accounting guidance, these shares are considered to be non-vested shares. The Restricted Stock is released to the key employees if they are employed by the Company at the end of the vesting period. Restricted Stock vesting periods range from one to three years. During the nine months ended June 30, 2020 and 2019, the Company awarded 64,390 and 45,049 Restricted Stock shares, respectively, to certain key employees and officers. Forfeiture of 14,289 and 800 Restricted Stock shares occurred during the nine months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and September 30, 2019, 97,473 and 90,409 Restricted Stock shares were outstanding, respectively. Compensation expense has been recognized for the estimated fair value of the common shares, net of estimated forfeitures, and is being charged to operating expenses over the vesting term. The stock-based compensation expense table includes Restricted Stock expenses recognized related to these awards, which totaled $0.5 million for each of the three months ended June 30, 2020 and 2019 and $1.5 million and $1.3 million for the nine months ended June 30, 2020 and 2019, respectively.

Performance Share Awards

In fiscal 2017, the Company entered into performance share agreements with certain key employees covering the issuance of common stock (“Performance Shares”). The Organization and Compensation Committee of the Board of Directors (the “Committee”) established cumulative revenue and cumulative earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the three-year performance period as the performance objectives for the fiscal 2017 awards. The fiscal 2017 awards also included performance objectives related to achievement of the Company’s strategic initiatives. Awards granted in fiscal 2017 were finalized in the first quarter of fiscal 2020 and resulted in the issuance of 67,653 shares, with a value of $2.8 million, based on the performance objectives relative to actual results achieved during the performance period. The per share compensation cost for each award was fixed on the grant date. The stock-based compensation expense table includes Performance Shares expense recognized related to these awards, which totaled $0.1 million for both the three and nine months ended June 30, 2019. Performance Shares expense recognized in the three and nine months ended June 30, 2020 was insignificant as all Performances Shares were vested as of September 30, 2019.

The fair values of the Performance Shares, at target, were $1.2 million for awards granted in fiscal 2017. There have been no Performance Share awards granted subsequent to fiscal 2017.

Restricted Stock Units and Deferred Stock Units

During the nine months ended June 30, 2020 and 2019, the Company awarded 18,376 and 11,871 restricted stock units (“RSUs”), respectively, to non-employee directors and certain key employees in foreign jurisdictions. RSU awards are not considered issued or outstanding common stock of the Company until they vest. As of June 30, 2020 and September 30, 2019, outstanding, unvested RSUs totaled 69,320 and 62,242, respectively. Compensation expense has been recognized for the estimated fair value of the common shares and is being charged to operating expenses over the vesting term. The estimated fair value of the RSUs was calculated based on the closing market price of Surmodics’ common stock on the grant date. The stock-based compensation expense table includes RSU expenses recognized related to these awards, which totaled $0.1 million for each of the three months ended June 30, 2020 and 2019 and $0.4 million for each of the nine months ended June 30, 2020 and 2019.

Directors may elect to receive their annual fees for services to the Board in deferred stock units (“DSUs”). Directors may elect this option annually. During the nine months ended June 30, 2020 and 2019, 2,634 and 2,099 units, respectively, were issued with a total fair value of $0.1 million and less than $0.1 million in each respective period. Outstanding, fully vested DSUs totaled 32,363 and 29,729 as of June 30, 2020 and September 30, 2019, respectively. Stock-based compensation expense related to DSU awards totaled less than $0.1 million for each of the three months ended June 30, 2020 and 2019 and $0.1 million for each of the nine months ended June 30, 2020 and 2019.

1999 Employee Stock Purchase Plan

Under the amended 1999 Employee Stock Purchase Plan (“Employee Stock Purchase Plan”), the Company is authorized to issue up to 600,000 shares of common stock. All full-time and part-time U.S. employees can choose to contribute up to 10% of their annual compensation, with a limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the Employee Stock Purchase Plan. Employee contributions to the Employee Stock Purchase Plan included in accrued liabilities in the condensed consolidated balance sheets totaled $0.2 million and less than $0.1 million as of June 30, 2020 and September 30, 2019, respectively. Stock-based compensation expense recognized related to the Employee Stock Purchase Plan totaled less than $0.1 million for each of the three months ended June 30, 2020 and 2019 and $0.1 million and less than $0.1 million for the nine months ended June 30, 2020 and 2019, respectively. The stock-based compensation expense table includes the Employee Stock Purchase Plan expenses.

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

The calculation of weighted average diluted shares outstanding excludes outstanding stock options associated with the right to purchase less than 0.1 million and 0.2 million shares of common stock for the three months ended June 30, 2020 and 2019, respectively, and less than 0.1 million and 0.1 million shares of common stock for the nine months ended June 30, 2020 and 2019, respectively, as their inclusion would have had an antidilutive effect on diluted net income per share for those periods.

The following table sets forth the denominator for the computation of basic and diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income available to common shareholders	$2,459	$1,466	$4,069	$4,038
Basic weighted average shares outstanding	13,601	13,394	13,577	13,384
Dilutive effect of outstanding stock options, non-vested restricted stock, restricted stock units, deferred stock units and performance shares	185	332	198	392
Diluted weighted average shares outstanding	13,786	13,726	13,775	13,776

The Company’s Board of Directors has authorized the repurchase of up to $25.3 million of the Company’s outstanding common stock. This authorization does not have an expiration date.

13. Income Taxes

The Company recorded an income tax benefit of $1.2 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $3.4 million and $0.6 million for the nine months ended June 30, 2020 and 2019, respectively. In the nine months ended June 30, 2020, the income tax benefit includes a discrete tax benefit of $1.8 million as result of our ability under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to carry back NOLs incurred to periods when the statutory tax rate was 35% versus our current tax rate of 21%.

The CARES Act was enacted on March 27, 2020 and includes significant business tax provisions. In particular, the CARES Act modified the rules associated with net operating losses (“NOLs”) and made technical corrections to tax depreciation methods for qualified improvement property. Under the temporary provisions of CARES Act, NOL carryforwards and carrybacks may offset 100% of taxable income for taxable years beginning before 2021. In addition, NOLs arising in 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund.

The effective income tax rate for the three and nine months ended June 30, 2020 and 2019 differs from the U.S. federal statutory tax rate of 21% primarily due to the discrete tax benefits recognized under the CARES Act for the nine-month period, favorable impacts of the U.S. federal research and development tax credits in both periods, stock award activity in the nine-month period, and operating results of our Irish subsidiary, where tax benefit is offset by a valuation allowance. The Company recognized discrete tax benefits related to stock-based compensation awards vested, expired, cancelled and exercised of less than $0.1 million in each of three months ended June 30, 2020 and 2019 and $0.3 million and $0.5 million in the nine months ended June 30, 2020 and 2019, respectively.

The total amount of unrecognized tax benefits, excluding interest and penalties that, if recognized, would affect the effective tax rate was $2.8 million and $2.1 million as of June 30, 2020 and September 30, 2019, respectively. Interest and penalties related to unrecognized tax benefits are recorded in the income tax benefit.

For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to year-to-date pretax income, excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions as well as several non-U.S. jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. U.S. income tax returns for years prior to fiscal 2017 are no longer subject to examination by federal tax authorities. For tax returns for state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2009. For tax returns for non-U.S. jurisdictions, the Company is no longer subject to income tax examination for years prior to 2014. Additionally, the Company has been indemnified of liability for any taxes relating to Creagh Medical and NorMedix for periods prior to their respective acquisition dates, pursuant to the terms of the related share purchase agreements. There were no undistributed earnings in foreign subsidiaries as of June 30, 2020 and September 30, 2019.

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

Segment revenue, operating income, and depreciation and amortization were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Revenue:
Medical Device	$20,514	$18,945	$54,222	$53,504
In Vitro Diagnostics	6,369	5,399	18,099	15,757
Total revenue	$26,883	$24,344	$72,321	$69,261

Operating income:
Medical Device	$532	$753	$(1,344)	$1,087
In Vitro Diagnostics	3,254	2,475	9,315	7,845
Total segment operating income	3,786	3,228	7,971	8,932
Corporate	(2,622)	(2,211)	(7,229)	(6,338)
Total operating income	$1,164	$1,017	$742	$2,594

Depreciation and amortization:
Medical Device	$1,424	$1,481	$4,318	$4,315
In Vitro Diagnostics	112	120	331	353
Corporate	254	286	741	794
Total depreciation and amortization	$1,790	$1,887	$5,390	$5,462

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

Operating lease cost was $0.2 million and $0.5 million for the three and nine months ended June 30, 2020, respectively. Cash paid for operating lease liabilities approximated operating lease cost for the three and nine months ended June 30, 2020.

Operating lease right-of-use assets and lease liabilities were as follows:

June 30,
(Dollars in thousands)	2020
Right-of-use assets:
Other assets	$2,580

Operating lease liabilities:
Other accrued liabilities	$397
Other long-term liabilities	3,286
Total operating lease liabilities	$3,683

As of June 30, 2020, operating lease maturities for the remainder of fiscal 2020 and each of the next five fiscal years are as follows (in thousands):

Remainder of 2020	$114
2021	586
2022	612
2023	625
2024	638
2025	651
Thereafter	1,521
Total expected operating lease payments	4,747
Less: Imputed interest	(1,064)
Total operating lease liabilities	$3,683

As of June 30, 2020, the weighted average remaining lease term for operating leases was 7.6 years and the weighted average discount rate used to determine operating lease liabilities was 4.0%.

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

InnoCore Technologies BV. In fiscal 2006, the Company entered into a license agreement whereby the Company obtained an exclusive license to a drug delivery coating for licensed products within the vascular field which included peripheral, coronary and neurovascular biodurable stent products. The license requires the Company to make an annual minimum payment of 200,000 euros (equivalent to $225,000 using a euro to US dollar exchange rate of $1.1228 to the Euro as of June 30, 2020) until the last patent expires, which is currently estimated to be September 2027. The total minimum future payments associated with this license are approximately $1.7 million as of June 30, 2020. The license is currently utilized by one of the Company’s drug delivery customers.

Clinical Trials. The Company has engaged clinical trial clinical research organization (“CRO”) consultants to assist with the administration of its ongoing clinical trials. The Company has executed separate contracts with two CROs for services rendered in connection with the TRANSCEND pivotal clinical trial for the SurVeil DCB, including pass-through expenses paid by the CROs, of up to approximately $26 million in the aggregate. As of June 30, 2020, an estimated $10 million remains to be paid by the Company on these contracts, which may vary depending on actual pass-through expenses incurred to execute the trial. The Company estimates that the total cost of the TRANSCEND clinical trial will be in the range of $35 million to $40 million from inception to completion. In the event the Company were to terminate any trial, it may incur certain financial penalties which would become payable to the CRO for costs to wind down the terminated trial.

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

As of June 30, 2020, $0.1 million and $2.2 million related to these asset acquisitions is included in other accrued liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheets. As of September 30, 2019, $1.0 million and $2.1 million related to these asset acquisitions is included in other accrued liabilities and other long-term liabilities, respectively, on the consolidated balance sheets.

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

COVID-19 Pandemic Update

A novel strain of coronavirus was first identified in Wuhan, China in December 2019. The disease caused by it, COVID-19, was declared a global pandemic by the World Health Organization in March 2020. On March 18, 2020, the Centers for Medicare & Medicaid Services (“CMS”) released guidance for U.S. healthcare providers to limit non-emergent elective medical procedures other than high acuity treatments in order to conserve personal protective equipment and limit exposure to COVID-19. On April 16, 2020, the White House issued “Guidelines for Opening Up America Again” (the “White House Guidelines”) that described a phased resumption of economic activities with gating conditions for a region or state to move from one phase to another. On June 9, 2020, CMS issued recommendations for regions and states in Phase II of the White House Guidelines that non-emergent, non-COVID-19 care should be offered to patients, as clinically appropriate, in localities or facilities that have the resources to provide such care, as well as the ability to quickly respond to a surge in COVID-19 cases, if necessary.

Since the White House Guidelines and related CMS recommendations were issued, rates of COVID-19 have vacillated by region and state, in some cases surging. Accordingly, consistent with the CMS recommendations, the degree to which elective medical procedures have been offered varies by region, state, and even between healthcare systems within a state. Where elective procedures have been offered, and even for emergency procedures, some people appear to have avoided healthcare facilities, presumably out of concern for contracting COVID-19. In addition, hospitals and other healthcare providers vary in the degree to which they are permitting access to their facilities during the pandemic. Further, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and healthcare delivery, led to social distancing recommendations, and created significant volatility in financial markets.

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

Many of our customers use our licensed technology and purchased materials to manufacture products used in elective procedures. In addition, our customers and business partners need access to healthcare providers and facilities to effectively market, distribute and sell products incorporating our coating and device technologies, as well as our whole-product solutions. Likewise, we and our business partners need access to healthcare providers and facilities to conduct clinical trials and other activities required to achieve regulatory clearing for our products under development. We are carefully monitoring rapidly evolving changes in healthcare delivery systems and may adjust our operating and product development plans accordingly.

Given the unprecedented and dynamic nature of the COVID-19 pandemic, we cannot reasonably estimate the impacts it may have on our financial condition, results of operations or cash flows in the future. However, we expect that differences in the rates of delivery and utilization of elective procedures in response to CMS recommendations and the pandemic will have an adverse impact, which may be material, on our future revenues, profitability and cash flows. The extent and duration of that impact will depend upon the extent of procedure postponements and the duration of the pandemic.

Product Development

Our business model for our whole-product solutions strategy is to design, develop and manufacture highly differentiated products that incorporate our proprietary catheter, balloon, thrombectomy and/or surface modification coating technologies to improve patient outcomes and reduce procedure costs, while maintaining patient safety. We are focused on developing devices that consider the needs of various care settings ranging from hospitals, ambulatory surgery centers, to office-based interventional labs in order to provide improved care and address unmet needs in the treatment of PAD and other vascular diseases. Our strategy has been built on our investment in proprietary device technologies, as well as state-of-the-art medical device design, development and manufacturing capabilities. Over the past several years, we have made investments to enhance our clinical and regulatory capabilities, and in fiscal 2020, we have continued to make additional investments to obtain clinical data, reduce the time from product development to commercialization, and drive clinician engagement with our products after approval to optimize adoption.

Below is a brief summary of our pipeline of medical device products under development and recently commercialized, grouped by product family. All discussions of expectations and targeted timelines are subject to the uncertainty surrounding the COVID-19 pandemic.

Drug-coated balloons

•

SurVeilTM DCB – paclitaxel-coated DCB to treat PAD in the superficial femoral artery. In fiscal 2018, we entered into an agreement (“the Abbott Agreement”) with Abbott Vascular, Inc. (“Abbott”) that provided Abbott with exclusive worldwide commercialization rights to the SurVeil DCB product. Full enrollment in the TRANSCEND pivotal clinical trial of the SurVeil DCB was completed in the fourth quarter of fiscal year 2019. As of the third quarter of fiscal 2020, patient follow-up visits are ongoing. We continue to engage with the FDA to determine how to treat data for the population of patients who are unable to complete their visit within the specified follow-up window as a result of COVID-19.

In the third quarter of fiscal 2020, we received Conformité Européenne Mark (“CE Mark”) approval prerequisite for commercialization of the SurVeil DCB in the European Union. As a result, we received a $10.8 million milestone payment from Abbott in the third quarter of fiscal 2020, of which $6.7 million was recognized as license fee revenue in the period. As of the third quarter of fiscal 2020, the timeline for commercialization of the SurVeil DCB in the European Union is to be determined subject to the discretion of our partner, Abbott.

•

AvessTM DCB – paclitaxel-coated DCB for the treatment of arteriovenous (“AV”) fistulae commonly associated with hemodialysis. We commenced and completed enrollment in a first-in-human clinical study of our Avess DCB in fiscal 2019. Initial study results received in the third quarter of fiscal 2020 demonstrated promising early safety data and performance insights. As of the third quarter of fiscal 2020, we continue to explore avenues with the study’s principal investigators to publish study results. The Abbott Agreement includes options to negotiate further agreements for our Avess and SundanceTM DCB products. Abbott has informed the Company that it has elected not to negotiate for distribution rights for the Avess DCB product. We are currently assessing commercialization opportunities for our Avess DCB. We are targeting fiscal 2021 for the next regulatory milestone for our Avess DCB, attainment of the FDA investigational device exemption required to commence a pivotal clinical trial for this product.

•

Sundance DCB – sirolimus-coated DCB for the treatment of below-the-knee PAD. In the third quarter of fiscal 2020, we commenced enrollment in a first-in-human clinical study of this product. As of the third quarter of fiscal 2020, we are targeting completion of enrollment in this trial for the second half of fiscal 2021.

Radial access

•

Sublime™ radial access platform – access and therapeutic devices designed to provide access to and treat the peripheral vasculature via the radial (wrist) artery. In fiscal 2019, we received FDA 510(k) clearance for our Sublime guide sheath, which enables the delivery of lower extremity interventions from the radial artery. In the third quarter of fiscal 2020, we received FDA 510(k) clearance for the Sublime radial-access 0.014” percutaneous transluminal angioplasty (“PTA”) balloon catheter. An important precursor to commercialization of our radial access platform is establishment of clinical use within a market evaluation to assess the human use factors and clinical performance of these devices. As of the third quarter of fiscal 2020, we expect to begin market evaluation activities for our Sublime guide sheath and 0.014” PTA balloon catheter in fiscal 2021.

Thrombectomy

•

Pounce™ thrombectomy platform – mechanical thrombectomy device designed to remove difficult, organized blood clots with potential applications for multiple vascular indications. Our goal is to expand our thrombectomy platform beyond arterial to include devices designed to treat deep vein thrombosis and pulmonary embolism. As of the third quarter of fiscal 2020, we have filed for FDA 510(k) clearance for our first indication, treatment of clots in the peripheral arteries, and are in review with the FDA. We are targeting 510(k) clearance for this first indication in fiscal 2020.

Specialty catheters

•

Telemark™ – coronary/peripheral support microcatheter. In fiscal 2019, we executed an agreement with Medtronic plc (“Medtronic”) to distribute our Telemark microcatheter in the U.S. and Europe. Shipment of initial U.S. orders of our Telemark microcatheter commenced early in fiscal 2020. In the third quarter of fiscal 2020, we obtained CE Mark for Telemark and shipped initial European orders.

•

0.014” and 0.018” low-profile PTA balloon dilation catheters – specialty PTA balloon catheters for difficult-to-treat lesions. In fiscal 2019, we executed an agreement with Cook Medical for worldwide distribution, excluding Japan, of these products. Shipment of initial orders and the U.S. commercial launch commenced in the third quarter of fiscal 2020.

For more information regarding our product development and commercialization strategy, see Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

PhotolinkTM Fourth-Generation Patents

Our fourth-generation PhotoLink hydrophilic coating technology is protected by a family of patents that expired in the first quarter of fiscal 2020 in all countries where patent coverage existed for this technology. The Medical Device business royalties revenue associated with our fourth-generation hydrophilic coating technology was approximately 21% of our fiscal 2019 revenue. Of the license agreements using our early-generation technologies, most continue to generate royalties revenue for know-how and other proprietary rights, at a reduced royalty rate, beyond patent expiration. The remainder of our royalties revenue are derived from our other coatings that are protected by a number of patents that extend to at least fiscal 2035.

Critical Accounting Policies and Significant Estimates

Critical accounting policies are those policies that require the application of management’s most challenging, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. For the nine months ended June 30, 2020, there were no significant changes in our critical accounting policies. For a detailed description of our other critical accounting policies and significant estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Results of Operations

Three and Nine Months Ended June 30, 2020

Revenue. Revenue for the third quarter of fiscal 2020 was $26.9 million, an increase of 10.4%, as compared with the third quarter of fiscal 2019. Revenue for the nine months ended June 30, 2020 was $72.3 million, an increase of 4.4%, as compared with the nine months ended June 30, 2019. The following is a summary of revenue by operating segment.

	Three Months Ended June 30,			Nine Months Ended June 30,
			%			%
(Dollars in thousands)	2020	2019	Change	2020	2019	Change
Revenue
Medical Device	$20,514	$18,945	8.3%	$54,222	$53,504	1.3%
In Vitro Diagnostics	6,369	5,399	18.0%	18,099	15,757	14.9%
Total Revenue	$26,883	$24,344	10.4%	$72,321	$69,261	4.4%

Medical Device. Medical Device revenue was $20.5 million in the third quarter of fiscal 2020, an increase of 8.3% as compared with $18.9 million for the third quarter of fiscal 2019. Medical Device revenue for the nine months ended June 30, 2020 was $54.2 million, an increase of 1.3% as compared with $53.5 million for the nine months ended June 30, 2019.

Product sales increased 28.1%, or $1.3 million, for the third quarter of fiscal 2020 as compared with the prior-year quarter and increased 17.4%, or $2.4 million, for the first nine months of fiscal 2020 compared to the same prior-year period. This increase was due primarily to the fiscal 2020 impact from recently commercialized medical device products, partly offset by the impact of a decline in legacy balloon catheter sales as a result of COVID-19 procedure reductions.

Royalties and license fee revenue increased 6.7%, or $0.8 million, for the third quarter of fiscal 2020 and decreased 2.8%, or $(0.9) million, for the first nine months of fiscal 2020, as compared with the same prior year periods. Abbott Agreement license fee revenue increased to $7.6 million in the third quarter of fiscal 2020, as compared to $2.0 million in the prior-year quarter, driven primarily by $6.7 million in revenue recognized from a $10.8 million milestone payment received in the third quarter of fiscal 2020. In the first nine months of fiscal 2020 and 2019, Abbott Agreement license revenue was $10.4 million and $5.9 million, respectively. Royalties revenue for the third quarter and first nine months of fiscal 2020 was significantly impacted by the reduction in procedures as a result of COVID-19. In addition, royalties revenue for the third quarter and first nine months of fiscal 2020 was negatively impacted by the previously communicated expiration of our fourth-generation hydrophilic patents, as well as by $1.0 million in revenue recognized in the third quarter of fiscal 2019 associated with a license extension.

Research, development and other revenue decreased $0.5 million for the third quarter of fiscal 2020 and decreased $0.8 million for the first nine months of fiscal 2020 compared to the same prior year periods. These decreases were due to the timing of new product development projects with several of our contract R&D customers, as well as by a decline in coating services order volume as a result of COVID-19.

In Vitro Diagnostics. In Vitro Diagnostics revenue increased 18.0%, or $1.0 million, for the third quarter of fiscal 2020 and increased 14.9%, or $2.3 million, for the first nine months of fiscal 2020, as compared with the same prior year periods. For the third quarter of fiscal 2020, the increase in revenue was driven by continued demand for our microarray DNA slide products, as well as by growth of our protein stabilizer and BioFXTM substrate products. For the first nine months of fiscal 2020, revenue growth was driven by increases in our microarray DNA slide products, BioFX slide products and antigens.

Operating costs and expenses. Major costs and expenses as a percentage of total revenue were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2020		2019		2020		2019
(Dollars in thousands)	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue
Product costs	$4,443	17%	$3,364	14%	$11,415	16%	$9,980	14%
Research and development	13,324	50%	13,321	55%	37,401	52%	38,362	55%
Selling, general and administrative	7,416	28%	5,939	24%	21,092	29%	16,764	24%
Acquired intangible asset amortization	536	2%	599	2%	1,671	2%	1,809	3%

Product costs. Product gross margin (defined as product revenue less related product costs) was 62.9% and 65.9% of product revenue for the third quarter of fiscal 2020 and 2019, respectively, and 66.2% of product revenue for both the first nine months of fiscal 2020 and 2019. For the third quarter of fiscal 2020, product gross margin was unfavorably impacted by the shift in Medical Device business product mix as growth in revenue volume from newly commercialized medical device products more than offset reductions in order volume as a result of COVID-19 procedure reductions. In the third quarter of fiscal 2020, this decrease was offset, in part, by the favorable impact of In Vitro Diagnostics from both product mix and leverage on higher revenue volume. Gross margin for the first nine months of fiscal 2020 was impacted by the same factors, however to a lesser degree by the unfavorable impact from Medical Device business product mix.

Research and development (R&D) expenses. R&D expenses for the third quarter of fiscal 2020 were essentially flat as compared to the same prior-year quarter and were 50% of revenue, as compared with 55% of revenue for the same prior-year period. For the first nine months of fiscal 2020, R&D expenses decreased $1.0 million to 52% of revenue, as compared to 55% of revenue for the same prior-year period. Clinical trial spending decreased in the third quarter and first nine months of fiscal 2020, principally for the TRANSCEND clinical trial for our SurVeil DCB with the progression from active enrollment in fiscal 2019 to patient follow up in fiscal 2020. This decrease was partly offset by increased R&D expenses for personnel investments in quality, technical, regulatory, and proprietary product development, as well as current-year clinical trial expenses for the first-in-human clinical study for our Sundance DCB.

Selling, general and administrative (SG&A) expenses. SG&A expenses increased $1.5 million to 28% of revenue for the third quarter of fiscal 2020, as compared with 24% of revenue for the same prior-year period. For the first nine months of fiscal 2020, SG&A expenses increased $4.3 million to 29% of revenue, as compared with 24% of revenue for the same prior-year period. The increase in SG&A expenses for the third quarter and first nine months of fiscal 2020 was primarily driven by personnel and other investments to support product development and strategic initiatives. Also contributing to the increase in SG&A expense or the year-to-date period was a $0.6 million reduction to expense in the second quarter of fiscal 2019 resulting from a claim that was settled for less than the amount we had reserved.

Acquired intangible asset amortization. As part of our fiscal 2016 acquisitions in our Medical Device business, we acquired certain intangible assets, which are being amortized over periods ranging from 4 to 14 years. In addition, we own certain intangible assets related to the fiscal 2007 BioFx acquisition. Amortization expense was consistent with the prior-year period for both the third quarter and first nine months of fiscal 2020.

Contingent consideration expense (gain). We recorded net expense of $0.1 million and net gain of $(0.2) million in the three and nine months ended June 30, 2019, respectively, related to contingent consideration liabilities from prior-year acquisitions. Fiscal 2019 gains related to changes in estimated probabilities of achievement of certain revenue and strategic milestones, partly offset by accretion expense. In the first quarter of fiscal 2020, we completed the final contingent consideration payment of $3.2 million to the sellers of NorMedix, Inc. (“NorMedix”).

Other (expense) income. Other (expense) income totaled less than $(0.1) million and $(0.2) million for the third quarter of fiscal 2020 and 2019, respectively, and $(0.1) million and $0.8 million for the first nine months of fiscal 2020 and 2019, respectively. In the second quarter of fiscal 2020, we recognized a $0.5 million impairment loss on our investment in ViaCyte, Inc. to reduce the carrying value to zero. In the third quarter and first nine months of fiscal 2020, investment income declined commensurate with lower current-year interest rates. Additionally, for the first nine months of fiscal 2020, the impact of U.S. dollar to Euro foreign currency fluctuations resulted in losses in the current fiscal year and gains in the same prior-year period.

Income tax benefit. For the third quarter of fiscal 2020 and 2019, we recorded an income tax benefit of $1.2 million and $0.3 million, respectively. For the first nine months of fiscal 2020 and 2019, we recorded an income tax benefit of $3.4 million and $0.6 million, respectively. The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 and includes significant business tax provisions. In particular, the CARES Act modified the rules associated with net operating losses (“NOLs”). In the second quarter of fiscal 2020, we recorded a discrete tax benefit of $1.8 million as result of our ability under the CARES Act to carry back NOLs incurred to periods when the statutory tax rate was 35% versus our current tax rate of 21%.

The Company’s effective tax rate reflects the impact of state income taxes, permanent tax items and discrete tax benefits, as well as operating results in Ireland, where tax expense or benefit is offset by a valuation allowance. The tax benefits recognized in the three and nine months ended June 30, 2020 and 2019 reflect expected full-year pre-tax operating results, impacted by our estimated U.S. federal R&D tax credit and by excess tax benefits related to stock-based compensation due to equity award exercise activity.

Segment Operating Results

Operating results for each of our reportable segments were as follows:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(Dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Operating income:
Medical Device	$532	$753	(29)%	$(1,344)	$1,087	(224)%
In Vitro Diagnostics	3,254	2,475	32%	9,315	7,845	19%
Total segment operating income	3,786	3,228		7,971	8,932
Corporate	(2,622)	(2,211)	19%	(7,229)	(6,338)	14%
Total operating income	$1,164	$1,017	15%	$742	$2,594	(71)%

Medical Device. Our Medical Device business reported operating income of $0.5 million and $0.8 million for the third quarter of fiscal 2020 and 2019, respectively, representing 2.6% and 4.0% of revenue, respectively. For the first nine months of fiscal 2020, the Medical Device business reported operating losses of $(1.3) million, or (2.5)% of revenue, as compared with operating income of $1.1 million, or 2.0% of revenue, in the same prior-year period.

Product gross margins declined to 54.2% and 62.1% for the third quarter and first nine months of fiscal 2020, respectively, as compared with 66.7% and 62.6% in the same prior-year respective periods, due primarily to the unfavorable impact of fiscal 2020 product mix. In the third quarter of fiscal 2020, certain legacy medical device customers reduced order volume as a result of COVID-19, and revenue volume increased from initial orders of newly developed specialty catheter products. Operating expenses, excluding product costs, increased $0.7 million and $2.2 million for the third quarter and first nine months of fiscal 2020, respectively. For the third quarter and first nine months of fiscal 2020, increases in SG&A to support our whole product solutions strategy were offset by a decline in R&D from higher clinical study costs in fiscal 2019. SG&A increased in fiscal 2020 as we continue to invest in commercial infrastructure to support upstream marketing and clinical evaluation activities associated with our cleared products, including additional headcount, to support our whole-product solutions strategy. For the first nine-months of fiscal 2020, the increase in SG&A expenses also reflects the impacts of the prior-year $0.6 million expense reduction from a claim settlement and the prior-year $0.3 contingent consideration gain.

In Vitro Diagnostics. Our In Vitro Diagnostics business reported operating income of $3.3 million and $2.5 million for the third quarter of fiscal 2020 and 2019, respectively, representing 51.1% and 45.8% of revenue, respectively. For the first nine months of fiscal 2020 and 2019, In Vitro Diagnostics operating income totaled $9.3 million and $7.8 million, respectively, representing 51.5% and 49.8% of revenue, respectively. Product gross margins were 71.0% and 69.9% in the third quarter and first nine months of fiscal 2020, respectively, compared to 65.3% and 69.3% in the same prior-year respective periods. Product gross margins were favorably impacted by a shift in revenue mix towards products with relatively higher gross margins, as well as by leverage on revenue growth.

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

Liquidity and Capital Resources

As of June 30, 2020, working capital totaled $72.2 million, an increase of $11.0 million from September 30, 2019. Working capital is defined by us as current assets minus current liabilities. Cash and cash equivalents and available-for-sale investments totaled $60.6 million as of June 30, 2020, an increase of $5.3 million from $55.3 million as of September 30, 2019. This change was primarily driven by the $10.8 million SurVeil DCB milestone payment received from Abbott, less the $3.2 million contingent consideration payment related to the NorMedix acquisition, $2.6 million in capital expenditures, $2.4 million cash payments for taxes related to net share settlement of equity awards, and the $1.0 million payment to Embolitech, LLC for acquisition of in process R&D.

In the third quarter of fiscal 2020, the Company filed a universal shelf registration statement with the SEC as a matter of standard corporate governance to provide the flexibility to access public capital markets in order to respond to future business needs and opportunities. The shelf registration statement became effective on May 29, 2020 and allows the Company to potentially offer up to $200 million in debt securities, common stock, preferred stock, warrants, and other securities or any such combination of such securities in amounts, at prices, and on terms announced if and when the securities are ever offered.

The Company’s investment policy excludes ownership of collateralized mortgage obligations, mortgage-backed derivatives and other derivative securities without prior written approval of the Board of Directors. Our investments primarily consist of money market, corporate bond and commercial paper securities and are reported at fair value as available-for-sale investments totaling $53.9 million as of June 30, 2020. Our investment policy requires that no more than 5% of investments be held in any one credit or issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity while generating an above-benchmark (Barclays Short Treasury 1-3 Month Index) total rate of return on a pre-tax basis. Management plans to continue to direct its investment advisors to manage the Company’s securities investments primarily for the safety of principal and the enhancement of liquidity for the time being as it continues to assess the impact of the COVID-19 pandemic on the Company, its business and its cash flows.

We believe that our existing cash, and cash equivalents and investments, which totaled $60.6 million as of June 30, 2020, together with cash flow from operations, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for the next twelve months. There can be no assurance, however, that our business will continue to generate cash flows at historic levels. Uncertainty related to the COVID-19 pandemic may cause us to seek additional funding to meet our operating needs. We cannot be certain that additional funding will be available on acceptable terms, if at all. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or otherwise curtail our operations.

Cash Flow Operating Results. The following table is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Nine Months Ended
	June 30,
(Dollars in thousands)	2020	2019
Cash provided by (used in):
Operating activities	12,696	(4,482)
Investing activities	(1,871)	21,223
Financing activities	(4,808)	(11,475)
Effect of exchange rates on changes in cash and cash equivalents	8	(18)
Net change in cash and cash equivalents	$6,025	$5,248

Operating Activities. Cash provided by operating activities totaled $12.7 million for the first nine months of fiscal 2020, compared to cash used of $4.5 million in the same prior-year period. Net income was $4.1 million and $4.0 million during the first nine months of fiscal 2020 and 2019, respectively. Net changes in operating assets and liabilities reduced cash flows from operating activities by $1.5 million and $14.3 million during the first nine months of fiscal 2020 and 2019, respectively. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

•

Cash provided by deferred revenue was $0.5 million for the nine months of fiscal 2020, as compared with cash used of $5.8 million in the same prior-year period, due to the $10.8 million milestone payment received from Abbott in fiscal 2020.

•

Cash provided by accounts receivable and contract asset totaled $4.3 million in the first nine months of fiscal 2020, as compared with cash used of $1.0 million in the same prior-year period, due to the current-year reduction in contract asset related to reduced royalty payments receivable from customers.

•

Cash provided by accrued liabilities totaled $0.1 million in the first nine months of fiscal 2020, as compared with cash used of $5.1 million in the same prior-year period. The decrease in cash used is primarily due to accrued clinical trial expenses and other accrued expenses, including accruals at the inception of the prior fiscal year that were paid or settled during the prior year for both construction in progress and a $1.0 claim settlement.

Income taxes also impacted cash provided by operating activities. Primarily as a result of the NOL carryback provisions of the CARES Act, income tax receivable increased to $4.9 million as of June 30, 2020, as compared with $0.6 million as of September 30, 2019, and deferred income taxes decreased to $5.6 million, as compared with $6.2 million as of September 30, 2019.

Additionally, the portion of acquisition-related contingent consideration payments classified as reduction of cash flows from operations was $0.6 million and $2.0 million in the first nine months of fiscal 2020 and 2019, respectively, as it related to accretion expense, which increased these obligations from the acquisition date through settlement.

Investing Activities. Cash used in investing activities totaled $1.9 million in the first nine months of fiscal 2020, as compared with cash provided by investing activities of $21.2 million in the same prior-year period. In the first nine months of fiscal 2020 and 2019, net purchases and maturities of available-for-sale investments were a source of cash of $0.8 million and $25.3 million, respectively. Capital expenditures for property, plant and equipment totaled $2.6 million and $4.1 million in the first nine months of fiscal 2020 and 2019, respectively.

Financing Activities. Cash used in financing activities totaled $4.8 million and $11.5 million in the first nine months of fiscal 2020 and 2019, respectively. Contingent consideration payments of $3.2 million in the first nine months of fiscal 2020 related to the NorMedix acquisition, with $0.6 million and $2.6 million classified as cash used by operating and financing activities, respectively. In the first nine months of fiscal 2019, we paid contingent consideration of $11.0 million related to the Creagh Medical acquisition, with $2.0 million and $9.1 million classified as cash used by operating and financing activities, respectively. In the first nine months of fiscal 2020 and 2019, we paid $2.4 million and $2.7 million, respectively, to purchase common stock to pay employee taxes resulting from the exercise of stock options and vesting of other stock awards. In the first nine months of fiscal 2020, we paid $1.0 million to Embolitech, LLC related to our fiscal 2018 acquisition of in process R&D.

Customer Concentrations

We have agreements with a diverse base of customers and certain customers have multiple products using our technology. Abbott and Medtronic are our largest customers, comprising 19% and 14%, respectively, of our consolidated revenue for fiscal 2019. These same customers each comprised 20% and 13% of our consolidated revenue for the nine months ended June 30, 2020, respectively. Abbott has several separately licensed products, including the SurVeil DCB license, which generate royalties revenue for Surmodics, none of which represented more than 15% of total revenue for the nine months ended June 30, 2020. Medtronic has several separately licensed products that generate royalties revenue for Surmodics, none of which represented more than 4% of our total revenue for the nine months ended June 30, 2020. No other individual customer constitutes more than 10% of Surmodics’ total fiscal 2020 to date or fiscal 2019 revenue.

Share Purchase Activity

Our Board of Directors has authorized the repurchase of up to an additional $25.3 million of the Company’s outstanding stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorization has no fixed expiration date.

Off-Balance Sheet Arrangements

As of June 30, 2020 and September 30, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, expectations concerning: the impacts, duration and severity of the global COVID-19 pandemic and the effects of responses to it on healthcare systems, the general economy, our business partners, and our operations; clinical studies; our growth strategy, including our ability to sign new license agreements, conduct market evaluations, and bring new products to market; investments to obtain clinical data, reduce the time from product development to commercialization, and drive clinician engagement with our products after approval to optimize adoption; the development and receipt or pursuit of regulatory clearance for future products; estimated future revenue recognition; estimated future amortization expense; recognition of unrecognized compensation costs; the impact of patent expirations on our hydrophilic coatings royalties revenue; product development programs; various milestone achievements; research and development plans and expenses, including the estimated cost associated with the TRANSCEND clinical trial; future cash flow and sources of funding, and their ability together with existing cash, cash equivalents, and investments to provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for the next twelve months; future property and equipment investment levels; plans regarding our securities investments; the impact of potential lawsuits or claims; the impact of potential change in raw material prices; the impact of Abbott, Medtronic, as well as other significant customers; our ability to recognize the expected benefits of our acquisitions and the Company’s strategy to transform to a provider of whole-product solutions; the timing, impact, and success of the clinical evaluation of the SurVeil DCB; fiscal 2020 income tax (benefit) expense; and the impact of the adoption of new accounting pronouncements. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent the Company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from our forward-looking statements, such factors include, among others:

•

our reliance on a small number of significant customers, including our largest customers, Abbott and Medtronic, which causes our financial results and stock price to be subject to factors affecting those significant customers and their products, the timing of market introduction of their or competing products, product safety or efficacy concerns and intellectual property litigation impacting such customers could adversely affect our growth strategy and the royalties revenue we derive;

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

•

our ability to successfully convert our customers from the fourth generation of our PhotoLinkTM hydrophilic technology protected by a family of patents which expired in the first quarter of fiscal 2020 (in the U.S.) to one of our advanced generation technologies or extend the royalty-bearing term of the customer license agreements, and to offset any decline in revenue from customers that we are unable to convert;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of interest-bearing corporate debt securities with varying maturity dates, which are less than one year. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. As of June 30, 2020, we held $24.2 million in available-for-sale debt securities, all with maturity dates of less than one year, therefore interest rate fluctuations would have an insignificant impact on our results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements, corporate bonds and commercial paper instruments.

Management believes that a reasonable change in raw material prices would not have a material impact on future earnings or cash flows because the Company’s inventory exposure is not material.

We are exposed to increasing Euro currency risk with respect to our manufacturing operations in Ireland. In a period where the U.S. dollar is strengthening or weakening as compared with the Euro, our revenue and expenses denominated in Euro currency are translated into U.S. dollars at a lower or higher value than they would be in an otherwise constant currency exchange rate environment. All sales transactions are denominated in U.S. dollars or Euros. We generate royalties revenue from the sale of customer products in foreign jurisdictions. Royalties generated in foreign jurisdictions by customers are converted and paid in U.S. dollars per contractual terms. Substantially all of our purchasing transactions are denominated in U.S. Dollars or Euros. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2020. Based on that evaluation, the Company’s Certifying Officers concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 18, 2020, the Centers for Medicare & Medicaid Services (“CMS”) released guidance for U.S. healthcare providers to limit non-emergent elective medical procedures other than high acuity treatments in order to conserve personal protective equipment and limit exposure to COVID-19. On April 16, 2020, the White House issued “Guidelines for Opening Up America Again” (the “White House Guidelines”) that described a phased resumption of economic activities with gating conditions for a region or state to move from one phase to another. On June 9, 2020, CMS issued recommendations for regions and states in Phase II of the White House Guidelines that non-emergent, non-COVID-19 care should be offered to patients, as clinically appropriate, in localities or facilities that have the resources to provide such care, as well as the ability to quickly respond to a surge in COVID-19 cases, if necessary.

Since the White House Guidelines and related CMS recommendations were issued, rates of COVID-19 have vacillated by region and state, in some cases surging. Accordingly, consistent with the CMS recommendations, the degree to which elective medical procedures have been offered varies by region, state, and even between healthcare systems within a state. Where elective procedures have been offered, and even for emergency procedures, some people appear to have avoided healthcare facilities, presumably out of concern for contracting COVID-19. Many of our customers use our licensed technology and purchased materials to manufacture products used in procedures impacted by the guidance and recommendations. Based on the CMS guidance and recommendations, as well as industry data regarding elective procedures volumes, we adjusted the assumptions used in our royalties revenue recognition for the quarters ended March 31, 2020 and June 30, 2020, which resulted in reduced in royalties revenue in both periods relative to the revenue that would have been recognized under our prior assumptions. In addition to limiting medical procedures, hospitals and other healthcare providers vary in the degree to which they are permitting access to their facilities during the pandemic.

In early July 2020, we suspended production for one week in one production work cell in our facility in Eden Prairie when two of the employees in the cell were identified as having COVID-19. The production suspension did not have a material impact on our operations and the cell has since resumed normal operations.

We cannot predict the duration or scope of the pandemic, actions that may be taken by governments and businesses in response to the pandemic, or the impacts of the pandemic on healthcare systems. The impacts of the pandemic may include, but not be limited to:

•

Reduced revenues from our customers, including our major customers, whose products are impacted by reductions in the delivery of elective medical procedures or patients’ unwillingness to visit healthcare facilities for medical procedures;

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

•	Diminished or lost access to third party service providers that we use in our research and development or marketing efforts;
•	Loss of manufacturing capacity, which could lead to failures to meet product delivery commitments, or increased operating costs if our facilities were to experience additional incidents of COVID-19;
•	Reduced cash flow from our operations due to reductions in revenues or collections from our customers and increases in operating costs related to actions we have taken in response to the pandemic;
•	Reduced business productivity due to inefficiencies in employees working from home or increasing physical distancing and other pandemic response protocols in our production facilities;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The Company did not purchase any of its common stock during the three months ended June 30, 2020. As of June 30, 2020, the Company had an aggregate of $25.3 million available for future common stock repurchases under an authorization approved by the Board of Directors for up to $20.0 million on November 6, 2015, all of which is remaining, and an authorization approved by the Board of Directors on November 5, 2014 of which $5.3 million is remaining. These authorizations for share repurchases do not have a fixed expiration date.

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

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2020	Surmodics, Inc.

	By:	/s/ Timothy J. Arens
Timothy J. Arens
Vice President of Finance and Chief Financial Officer

(duly authorized signatory and principal financial officer)