Form 10-Q
period 2020-12-31
SURMODICS INC
filed 2021-02-09
CIK 924717

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

The number of shares of the registrant’s Common Stock, $0.05 par value per share, as of February 4, 2021 was 13,755,611.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2020	2020
(In thousands, except per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$35,754	$30,785
Available-for-sale securities	18,120	30,313
Accounts receivable, net of allowances of $123 and $130 as of December 31, 2020 and September 30, 2020, respectively	8,065	7,675
Contract assets — royalties and license fees	6,566	6,108
Inventories, net	6,261	5,966
Income tax receivable	2,544	2,391
Prepaids and other	3,553	3,370
Total Current Assets	80,863	86,608
Property and equipment, net	30,346	30,103
Deferred income taxes	7,004	7,315
Intangible assets, net	12,945	13,283
Goodwill	27,864	27,185
Other assets	4,534	4,269
Total Assets	$163,556	$168,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$863	$1,515
Accrued liabilities:
Compensation	2,944	6,630
Accrued other	4,086	5,547
Deferred revenue	4,553	5,200
Total Current Liabilities	12,446	18,892
Deferred revenue, less current portion	10,073	10,796
Other long-term liabilities	7,630	8,020
Total Liabilities	30,149	37,708
Commitments and Contingencies (Note 17)
Stockholders’ Equity:
Series A Preferred stock — $.05 par value, 450 shares authorized; no shares issued and outstanding	—	—
Common stock — $.05 par value, 45,000 shares authorized; 13,739 and 13,672 shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	687	684
Additional paid-in capital	16,160	15,369
Accumulated other comprehensive income	5,006	3,174
Retained earnings	111,554	111,828
Total Stockholders’ Equity	133,407	131,055
Total Liabilities and Stockholders’ Equity	$163,556	$168,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended
	December 31,
	2020	2019
(In thousands, except per share data)	(Unaudited)
Revenue:
Product sales	$10,102	$9,974
Royalties and license fees	9,334	10,148
Research, development and other	2,861	2,494
Total revenue	22,297	22,616
Operating costs and expenses:
Product costs	3,743	3,203
Research and development	10,882	12,142
Selling, general and administrative	7,023	6,943
Acquired intangible asset amortization	556	594
Total operating costs and expenses	22,204	22,882
Operating income (loss)	93	(266)
Other (expense) income:
Investment income, net	41	250
Interest expense	(60)	(40)
Foreign exchange loss	(180)	(47)
Other	—	1
Other (expense) income	(199)	164
Loss before income taxes	(106)	(102)
Income tax (provision) benefit	(168)	250
Net (loss) income	$(274)	$148

Basic net (loss) income per share	$(0.02)	$0.01
Diluted net (loss) income per share	$(0.02)	$0.01

Weighted average number of shares outstanding:
Basic	13,668	13,469
Diluted	13,668	13,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	December 31,
	2020	2019
(In thousands)	(Unaudited)
Net (loss) income	$(274)	$148
Other comprehensive income:
Net changes related to available-for-sale securities, net of tax	—	(5)
Foreign currency translation adjustments	1,832	1,041
Other comprehensive income	1,832	1,036
Comprehensive income	$1,558	$1,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

	Three Months Ended December 31, 2020 and 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Income	Earnings	Equity
Balance at September 30, 2020	13,672	$684	$15,369	$3,174	$111,828	$131,055
Net loss	—	—	—	—	(274)	(274)
Other comprehensive income, net of tax	—	—	—	1,832	—	1,832
Issuance of common stock	81	4	(4)	—	—	—
Common stock options exercised, net	3	—	6	—	—	6
Purchase of common stock to pay employee taxes	(17)	(1)	(644)	—	—	(645)
Stock-based compensation	—	—	1,433	—	—	1,433
Balance at December 31, 2020	13,739	$687	$16,160	$5,006	$111,554	$133,407

Balance at September 30, 2019	13,504	$675	$10,740	$396	$110,705	$122,516
Net income	—	—	—	—	148	148
Other comprehensive income, net of tax	—	—	—	1,036	—	1,036
Issuance of common stock	125	7	(7)	—	—	—
Common stock options exercised, net	8	—	91	—	—	91
Purchase of common stock to pay employee taxes	(44)	(2)	(1,856)	—	—	(1,858)
Stock-based compensation	—	—	1,393	—	—	1,393
Balance at December 31, 2019	13,593	$680	$10,361	$1,432	$110,853	$123,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	December 31,
	2020	2019
(in thousands)	(Unaudited)
Operating Activities:
Net (loss) income	$(274)	$148
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,860	1,804
Stock-based compensation	1,433	1,393
Payment of contingent consideration obligations in excess of acquisition-date value	—	(608)
Deferred taxes	310	(194)
Provision for credit losses	(7)	(27)
Other	87	50
Change in operating assets and liabilities:
Accounts receivable and contract asset	(830)	1,726
Inventories	(236)	(413)
Prepaids and other	(357)	(800)
Accounts payable	(485)	529
Accrued liabilities	(4,236)	(3,112)
Income taxes	(165)	(59)
Deferred revenue	(1,370)	(1,346)
Net cash used in operating activities	(4,270)	(909)
Investing Activities:
Purchases of property and equipment	(1,319)	(1,671)
Payment for acquisition of intangible assets	(1,000)	—
Purchases of available-for-sale securities	(5,820)	(21,758)
Maturities of available-for-sale securities	18,013	7,425
Net cash provided by (used in) investing activities	9,874	(16,004)
Financing Activities:
Issuance of common stock	6	91
Payments for taxes related to net share settlement of equity awards	(646)	(1,964)
Payment of contingent consideration obligations	—	(2,592)
Payments for acquisition of in-process research and development	(150)	—
Net cash used in financing activities	(790)	(4,465)
Effect of exchange rate changes on cash	155	23
Net change in cash and cash equivalents	4,969	(21,355)
Cash and Cash Equivalents:
Beginning of period	30,785	30,361
End of period	$35,754	$9,006
Supplemental Information:
Cash paid for income taxes	$9	$4
Noncash investing and financing activities:
Acquisition of property and equipment, net of refundable credits in other current assets and liabilities	82	167
Right-of-use assets obtained in exchange for new operating lease liabilities	44	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended December 31, 2020

(Unaudited)

1. Basis of Presentation

Overview

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all accounts and wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All intercompany transactions have been eliminated. The Company operates on a fiscal year ending on September 30. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited consolidated financial statements of the Company. These unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements for the fiscal year ended September 30, 2020, and notes thereto included in our Annual Report on Form 10-K as filed with the SEC.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The results of operations for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the entire 2021 fiscal year.

Risk and Uncertainties

The COVID-19 pandemic is having, and will likely continue to have, an adverse effect on our business, results of operations, financial condition, and cash flows, and its future impacts remain highly uncertain and unpredictable. The Company has considered the disruptions caused by COVID-19, including lower than forecasted sales and customer demand and macroeconomic factors, that may impact its estimates. The Company has assessed the potential impact of the pandemic on certain accounting matters including, but not limited to, estimated sales-based royalties revenue; allowance for doubtful accounts; inventory reserves; and the valuation of goodwill, intangible assets, other long-lived assets and investments, as of December 31, 2020 and through the date of this Quarterly Report on Form 10-Q. As of the date of issuance of these unaudited condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity or results of operations is uncertain. For further information, refer to “Risk Factors” in Part II, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

New Accounting Pronouncements

Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. We adopted this guidance using the modified respective method in the first quarter of fiscal 2021. The adoption of this guidance did not have a material impact Company’s condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation and to the methodology for calculating taxes during the quarters, as well as clarifies the accounting for enacted changes in tax laws. We adopted this guidance using a prospective approach in the first quarter of fiscal 2021. The adoption of this guidance did not have a material impact Company’s condensed consolidated financial statements.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

2. Revenue

The following table presents the Company’s revenues disaggregated by product classification and by reportable segment.

	Three Months Ended
	December 31,
(In thousands)	2020	2019
Medical Device
Product sales	$4,561	$5,023
Royalties	7,909	8,898
Research, development and other	2,301	2,234
License fees	1,425	1,249
Total Revenue — Medical Device	16,196	17,404
In Vitro Diagnostics
Product sales	5,541	4,952
Research, development and other	560	260
Total Revenue — In Vitro Diagnostics	6,101	5,212
Total Revenue	$22,297	$22,616

Contract assets totaled $6.6 million and $6.1 million as of December 31, 2020 and September 30, 2020, respectively. Fluctuations in the balance of contract assets result primarily from changes in sales-based and minimum royalties earned, but not collected at each balance sheet date due to payment timing and contractual changes in the normal course of business. For discussion of contract liability (deferred revenue) balances and remaining performance obligations, see Note 3 Collaborative Arrangements.

3. Collaborative Arrangement

On February 26, 2018, the Company entered into an agreement with Abbott Vascular, Inc. (“Abbott”) whereby Abbott has exclusive worldwide commercialization rights for Surmodics' SurVeilTM drug-coated balloon (“DCB”) (the “Abbott Agreement”). Our SurVeil DCB is used to treat peripheral arterial disease in the upper leg (superficial femoral artery) and is currently being evaluated in our TRANSEND pivotal clinical trial. Abbott also received the option to negotiate an agreement for Surmodics' below-the-knee SundanceTM DCB product, which is currently in development. Surmodics is responsible for conducting all necessary clinical trials and other activities required to achieve U.S. regulatory clearance for the SurVeil DCB, including completion of the ongoing TRANSCEND pivotal clinical trial. Abbott and Surmodics participate on a joint development committee charged with providing guidance on the Company’s clinical and regulatory activities with regard to the SurVeil DCB product. Upon receipt of regulatory approval for our SurVeil DCB, Abbott will have the right to purchase commercial units from the Company and Surmodics will realize revenue from product sales to Abbott at an agreed-upon transfer price, as well as a share of net profits resulting from third-party product sales by Abbott. To account for the Abbott Agreement, the Company applied the guidance in ASC Topic 808 (Collaborative Arrangements) as the parties are active participants and are exposed to significant risks and rewards dependent on commercial success of the collaborative activity.

As of December 31, 2020, the Company has received payments totaling $45.8 million under the Abbott Agreement, which consist of the following: $25 million upfront fee in fiscal 2018, $10.0 million milestone payment in fiscal 2019, and $10.8 million milestone payment in the third quarter of fiscal 2020. As of December 31, 2020, the Company may receive up to $45 million of additional contingent milestone payments, pursuant to the terms of the Abbott Agreement, consisting of: (i) $15 million following receipt by Abbott of the clinical study report and related materials from the TRANSCEND pivotal trial demonstrating that the primary safety and primary clinical endpoints are non-inferior to the control device and (ii) $30 million upon premarket approval (“PMA”) of our SurVeil DCB by the U.S. Food and Drug Administration. As of December 31, 2020, consideration from these potential clinical and regulatory milestones was fully constrained and excluded from the contract price, due to the high level of uncertainty of their achievement as of December 31, 2020.

Revenue recognized from the Abbott agreement totaled $1.3 million in both the three months ended December 31, 2020 and 2019. Revenue recognized from the Abbott Agreement, which was included in the respective beginning of fiscal year balances of deferred revenue on the condensed consolidated balance sheets, totaled $1.3 million for both the three months ended December 31, 2020 and 2019.

As of December 31, 2020 and September 30, 2020, deferred revenue from the upfront and milestone payments received under the Abbott Agreement of $14.6 million and $15.9 million, respectively, was recorded in the condensed consolidated balance sheets.

As of December 31, 2020, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more totaled $14.6 million. These remaining performance obligations relate to the Abbott Agreement, exclude potential contingent milestone payments under the Abbott Agreement, and are expected to be recognized over the next five years through fiscal 2025 as services, principally the TRANSCEND clinical trial, are completed.

4. Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy were as follows:

	December 31, 2020
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents	$—	$24,865	$—	$24,865
Available-for-sale securities	—	18,120	—	18,120
Total assets	$—	$42,985	$—	$42,985

	September 30, 2020
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents	$—	$18,634	$—	$18,634
Available-for-sale securities	—	30,313	—	$30,313
Total assets	$—	$48,947	$—	$48,947

There were no transfers of assets between amounts measured using Level 3 fair value measurements during the three months ended December 31, 2020 and 2019.

5. Investments

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities were as follows:

	December 31, 2020
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper and corporate bonds	$18,120	$5	$(5)	$18,120
Total	$18,120	$5	$(5)	$18,120

	September 30, 2020
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper and corporate bonds	$30,313	$19	$(19)	$30,313
Total	$30,313	$19	$(19)	$30,313

6. Inventories

Inventories consisted of the following components:

	December 31,	September 30,
(In thousands)	2020	2020
Raw materials	$4,147	$3,758
Work-in process	939	817
Finished products	1,175	1,391
Total	$6,261	$5,966

7. Other Assets

Other assets consisted of the following:

	December 31,	September 30,
(In thousands)	2020	2020
Operating lease right-of-use assets	2,478	2,508
Other noncurrent assets	2,056	1,761
Other assets	$4,534	$4,269

Other noncurrent assets include prepaid expenses related to our ongoing clinical trials and a receivable related to refundable Irish research and development tax credits.

8. Intangible Assets

Intangible assets consisted of the following:

	December 31, 2020
(In thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	8.9	$13,917	$(8,252)	$5,665
Developed technology	11.5	9,816	(4,512)	5,304
Patents and other	14.1	3,551	(2,155)	1,396
Total definite-lived intangible assets		27,284	(14,919)	12,365
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Total intangible assets		$27,864	$(14,919)	$12,945

	September 30, 2020
(In thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	8.9	$13,356	$(7,594)	$5,762
Developed technology	11.5	9,685	(4,200)	5,485
Patents and other	14.1	3,551	(2,095)	1,456
Total definite-lived intangible assets		26,592	(13,889)	12,703
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Total intangible assets		$27,172	$(13,889)	$13,283

Intangible asset amortization expense was $0.6 million and $0.7 million for the three months ended December 31, 2020 and 2019, respectively. Based on the intangible assets in service as of December 31, 2020, estimated amortization expense for the remainder of fiscal 2021 and each of the next five fiscal years is as follows:

(In thousands)
Remainder of 2021	$1,914
2022	2,527
2023	1,896
2024	1,799
2025	1,759
2026	726

Future amortization amounts presented above are estimates. Actual future amortization expense may be different as a result of future acquisitions, impairments, changes in amortization periods, foreign currency translation rates, or other factors.

9. Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	In Vitro Diagnostics	Medical Device	Total
Balance as of September 30, 2020	$8,010	$19,175	$27,185
Currency translation adjustment	—	679	679
Balance as of December 31, 2020	$8,010	$19,854	$27,864

10. Accrued Other Liabilities

Accrued other liabilities consisted of the following:

	December 31,	September 30,
(In thousands)	2020	2020
Accrued professional fees	$304	$239
Accrued clinical study expense	1,603	2,206
Accrued purchases	925	647
Acquisition of in-process research and development and intangible assets	476	1,148
Due to customers	75	321
Construction-in-progress	—	272
Operating lease liability, current portion	456	436
Other	247	278
Total accrued other liabilities	$4,086	$5,547

11. Debt

On September 14, 2020, the Company entered into a secured revolving credit facility pursuant to a Loan and Security Agreement (the "Loan Agreement") with Bridgewater Bank (the “Bank”). The Loan Agreement provides for availability under a secured revolving line of credit of up to $25 million (the "Loan"). The outstanding balance on the Loan was zero as of December 31, 2020 and September 30, 2020.

Availability under the Loan is subject to a borrowing base that equals 80% of the margin value of securities collateral that has been pledged to the Bank. The Loan will initially mature on September 14, 2021, but the maturity date may be extended by the Company for up to two extension periods of twelve months subject to certain conditions set forth in the Loan Agreement. The Company's obligations under the Loan Agreement are secured by substantially all of the Company’s and its material subsidiaries' assets, other than intellectual property, real estate and foreign assets, including equity in foreign subsidiaries. The Company has also pledged the stock of certain of its subsidiaries to secure such obligations. Interest under the Loan Agreement accrues at a rate per annum equal to the greater of (i) 3.25% per annum and (ii) the 90-day interest rate yield for U.S. Government Treasury Securities plus 2.75% per annum. A facility fee is payable on unused commitments at a rate of 0.075% quarterly. For the three months ended December 31, 2020, unused commitment fees, reported within interest expense on the condensed consolidated statements of operations, totaled less than $0.1 million.

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

12. Stock-based Compensation Plans

The Company has stock-based compensation plans approved by our shareholders under which it grants stock options, restricted stock awards, restricted stock units and deferred stock units to officers, directors and key employees. Stock-based compensation expense was reported as follows in the condensed consolidated statements of operations:

	Three Months Ended
	December 31,
(In thousands)	2020	2019
Product costs	$37	$33
Research and development	284	262
Selling, general and administrative	1,112	1,098
Total	$1,433	$1,393

As of December 31, 2020, approximately $10.8 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.7 years.

Stock Option Awards

During the three months ended December 31, 2020 and 2019, the Company awarded 217,000 and 212,000 options to officers and key employees with a weighted average grant date fair value per option of $13.42 and $14.38, respectively.

Restricted Stock Awards

During the three months ended December 31, 2020 and 2019, the Company awarded 65,000 and 55,000 restricted stock shares, respectively, to certain key employees and officers with a weighted average grant date fair value per share of $37.44 and $42.10, respectively.

Restricted Stock Unit Awards

During the three months ended December 31, 2020 and 2019, the Company awarded 6,000 and 8,000 restricted stock units, respectively, to key employees in foreign jurisdictions with a weighted average grant date fair value per unit of $37.44 and $42.00, respectively.

Employee Stock Purchase Plan

Our U.S. employees are eligible to participate in the amended 1999 Employee Stock Purchase Plan (“ESPP”) approved by our shareholders. During the three months ended December 31, 2020 and 2019, no shares were issued under the ESPP.

13. Net (Loss) Income Per Share Data

Basic net (loss) income per common share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net (loss) income by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s potentially dilutive common shares are those that result from dilutive common stock options and non-vested stock relating to restricted stock awards and restricted stock units. However, these items have been excluded from the calculation of diluted net loss per share for the three months ended December 31, 2020 as their effect was antidilutive as a result of the net loss incurred for that period. Therefore, diluted weighted average number of shares outstanding and diluted net loss per share were the same as basic weighted average number of shares outstanding and net loss per share for the three months ended December 31, 2020.

The following table sets forth the calculation of diluted weighted average shares outstanding:

	Three Months Ended
	December 31,
(In thousands)	2020	2019
Basic weighted average shares outstanding	13,668	13,469
Dilutive effect of outstanding stock options, non-vested restricted stock, and non-vested restricted stock units	—	300
Diluted weighted average shares outstanding	13,668	13,769

The calculation of weighted average diluted shares outstanding excludes outstanding stock options associated with the right to purchase 0.1 million shares of common stock for the three months ended December 31, 2019, as their inclusion would have had an antidilutive effect on diluted net income per share for the period.

14. Income Taxes

For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to fiscal year-to-date pretax (loss) income, excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company recorded income tax expense of ($0.2) million and income tax benefit of $0.3 million for the three months ended December 31, 2020 and 2019, respectively.

The effective income tax rate for the three months ended December 31, 2020 and 2019 differs from the U.S. federal statutory tax rate of 21% primarily due to the favorable impacts of the U.S. federal research and development tax credits in both periods, stock award activity in both periods, and operating results of our Irish subsidiary, where tax benefit is offset by a valuation allowance. The Company recognized discrete tax benefits related to stock-based compensation awards vested, expired, cancelled and exercised of less than $0.1 million and $0.2 million in the three months ended December 31, 2020 and 2019, respectively.

The total amount of unrecognized tax benefits, excluding interest and penalties that, if recognized, would affect the effective tax rate was $3.1 million and $2.7 million as of December 31, 2020 and September 30, 2020, respectively. Interest and penalties related to unrecognized tax benefits are recorded in the income tax (provision) benefit.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions as well as several non-U.S. jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. U.S. income tax returns for years prior to fiscal 2017 are no longer subject to examination by federal tax authorities. For tax returns for state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2009. For tax returns for non-U.S. jurisdictions, the Company is no longer subject to income tax examination for years prior to 2014. Additionally, the Company has been indemnified of liability for any taxes relating to Creagh Medical and NorMedix for periods prior to their respective acquisition dates, pursuant to the terms of the related share purchase agreements. There were no undistributed earnings in foreign subsidiaries as of December 31, 2020 and September 30, 2020.

15. Segment Information

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

Segment revenue, operating income (loss), and depreciation and amortization were as follows:

	Three Months Ended
	December 31,
(In thousands)	2020	2019
Revenue:
Medical Device	$16,196	$17,404
In Vitro Diagnostics	6,101	5,212
Total revenue	$22,297	$22,616

Operating income (loss):
Medical Device	$(593)	$(423)
In Vitro Diagnostics	3,220	2,599
Total segment operating income	2,627	2,176
Corporate	(2,534)	(2,442)
Total operating income (loss)	$93	$(266)

Depreciation and amortization:
Medical Device	$1,652	$1,455
In Vitro Diagnostics	105	110
Corporate	103	239
Total depreciation and amortization	$1,860	$1,804

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

16. Leases

Operating lease right-of-use assets and lease liabilities were as follows:
	December 31,	September 30,
(In thousands)	2020	2020
Right-of-use assets:
Other assets	$2,478	$2,508

Operating lease liabilities:
Other accrued liabilities	$456	$436
Other long-term liabilities	3,411	3,340
Total operating lease liabilities	$3,867	$3,776

As of December 31, 2020, operating lease maturities for the remainder of fiscal 2021 and each of the next five fiscal years were as follows:
(In thousands)
Remainder of 2021	$451
2022	612
2023	625
2024	638
2025	651
2026	595
Thereafter	894
Total expected operating lease payments	4,466
Less: Imputed interest	(599)
Total operating lease liabilities	$3,867

Operating lease cost was $0.2 million and $0.1 million for the three months ended December 31, 2020 and 2019, respectively. Cash paid for operating lease liabilities approximated operating lease cost for three months ended December 31, 2020 and 2019.

17. Commitments and Contingencies

InnoCore Technologies BV. In 2006, the Company entered into a license agreement whereby the Company obtained an exclusive license to a drug-delivery coating for licensed products within the vascular field which included peripheral, coronary and neurovascular biodurable stent products. The license requires an annual, minimum payment of approximately $0.2 million (at the Euro to US dollar exchange rate as of December 31, 2020) until the last patent expires, which is currently estimated to be May 2027. The total minimum future payments associated with this license are approximately $1.5 million as of December 31, 2020. The license is currently utilized by one of the Company’s drug delivery customers.

Clinical Trials. The Company has engaged clinical trial clinical research organization (“CRO”) consultants to assist with the administration of its ongoing clinical trials. The Company has executed separate contracts with two CROs for services rendered in connection with the TRANSCEND pivotal clinical trial for the SurVeil DCB, including pass-through expenses paid by the CROs, of up to approximately $30 million in the aggregate. As of December 31, 2020, an estimated $9 million remains to be paid on these contracts, which may vary depending on actual pass-through expenses incurred to execute the trial. The Company estimates that the total cost of the TRANSCEND clinical trial will be in the range of $35 million to $40 million from inception to completion. In the event the Company were to terminate any trial, it may incur certain financial penalties which would become payable to the CRO for costs to wind down the terminated trial.

Asset Acquisitions. In the fiscal 2019, the Company acquired certain intellectual property assets supporting ongoing development of the Company’s medical device pipeline and paid the sellers $0.8 million in fiscal 2019 and $0.2 million in the first quarter of fiscal 2021. An additional $1.1 million in payments is contingent upon achievement of certain strategic milestones within a contingency period ending in 2022.

In fiscal 2018, the Company acquired certain intellectual property assets of Embolitech, LLC (the “Embolitech Transaction”). As part of the Embolitech Transaction, the Company paid the sellers $5.0 million in fiscal 2018, $1.0 million in the second quarter of fiscal 2020, and $1.0 million in the first quarter of fiscal 2021. The Company is obligated to pay additional installments totaling $2.5 million in fiscal 2022 through fiscal 2024. These payments may be accelerated upon the occurrence of certain sales and regulatory milestones. An additional $1.0 million payment is contingent upon the achievement of certain regulatory milestones within a contingency period ending in 2033.

As of December 31, 2020, $0.5 million and $1.8 million related to these asset acquisitions was recorded in other accrued liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheets. As of September 30, 2020, $1.1 million and $2.2 million related to these asset acquisitions was reported in other accrued liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information management believes is useful in understanding the operating results, cash flows and financial condition of Surmodics. The discussion should be read in conjunction with both the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statement entitled “Forward-Looking Statements” located at the end of this Item 2.

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

Drug-coated balloons

•

SurVeil™ DCB – paclitaxel-coated drug-coated balloon (“DCB”) to treat PAD in the upper leg (superficial femoral artery). In fiscal 2018, we entered into an agreement (the “Abbott Agreement”) with Abbott Vascular, Inc. (“Abbott”) that provides Abbott with exclusive worldwide commercialization rights to the SurVeil DCB product. Our SurVeil DCB utilizes a proprietary paclitaxel drug-excipient formulation for a durable balloon coating and is manufactured using an innovative process to improve coating uniformity.

We announced in January 2021 that our TRANSCEND clinical trial met both the primary safety and primary efficacy endpoints and was found to be non-inferior in those endpoints to the Medtronic IN.PACT® Admiral® DCB, while delivering a substantially lower drug dose. In the second half of fiscal 2021, we expect to submit the final clinical report to the Food and Drug Administration (“FDA”) for premarket approval (“PMA”), including certain long-term vital status data required by the FDA.

Subsequent to the end of the first quarter of fiscal 2021, we delivered to Abbott the final written clinical report and related materials that demonstrated the primary safety endpoint and primary efficacy endpoint for the TRANSCEND clinical study have been met. Abbott’s receipt of the materials fulfilled the requirements for a $15 million milestone payment under Surmodics’ Development and Distribution Agreement with Abbott. We expect to receive the milestone payment in the second quarter of fiscal 2021.

•

Sundance™ DCB – sirolimus-coated DCB to treat below-the-knee PAD. We commenced the SWING first-in-human, 35-patient clinical study of our Sundance DCB in the third quarter of fiscal 2020. In the second quarter of fiscal 2021, we completed enrollment in the SWING clinical study. We expect six-month results from the SWING clinical study to be available in the first quarter of fiscal 2022.

•

Avess™ DCB – paclitaxel-coated DCB for the treatment of arteriovenous (“AV”) fistulae commonly associated with hemodialysis. In fiscal 2019, we commenced and completed enrollment in a first in-human, 12-patient clinical study of our Avess DCB. In fiscal 2020, initial study results were received and demonstrated promising early safety data and performance insights, with greater than 90% of treated patients free from revascularization at six months. In fiscal 2021, we plan to continue the development of the full matrix of Avess DCB sizes and to leverage ongoing learnings from our SurVeil DCB to determine the best regulatory and clinical strategy for our Avess DCB.

Radial access

•

Sublime™ radial access platform – access and therapeutic devices designed to provide radial (wrist) access to the peripheral vasculature. In fiscal 2019, we received FDA 510(k) clearance for our Sublime guide sheath, which enables the performance of lower extremity interventions from the radial artery. In the third quarter of fiscal 2020, we received FDA 510(k) clearance for the Sublime radial-access 0.014” percutaneous transluminal angioplasty (“PTA”) balloon catheter for treatment of lesions in arteries below the knee. An important precursor to commercialization of our radial access platform is establishment of product performance experience through physician evaluations in real-world case settings. These evaluations are designed to assess the human use factors and performance of these devices. Physician evaluations of our Sublime guide sheath product began in the second quarter of fiscal 2021. We are targeting the second quarter of fiscal 2021 to initiate product evaluation activities for our Sublime 0.014” PTA balloon catheter.

In the fourth quarter of fiscal 2020, we froze the design of our Sublime 0.018” PTA balloon catheter. We are targeting the third quarter of fiscal 2021 to submit to the FDA for 510(k) clearance for this product.

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

Specialty catheters

•

Telemark™ – coronary/peripheral support microcatheter. This product was commercialized in fiscal 2020 pursuant to an agreement with Medtronic plc (“Medtronic”) for distribution in the U.S. and Europe for coronary applications. Shipment of initial U.S. orders of our Telemark microcatheter commenced early in fiscal 2020. In the third quarter of fiscal 2020, we obtained CE Mark for our Telemark microcatheter and shipped initial European orders.

•

0.014” and 0.018” low-profile PTA balloon dilation catheters – specialty PTA balloon catheters for difficult-to-treat lesions. These products were commercialized in fiscal 2020 pursuant to an agreement with Cook Medical for worldwide distribution, excluding Japan. Shipment of initial orders and the U.S. commercial launch commenced in the third quarter of fiscal 2020.

For more information regarding our product development and commercialization strategy, see Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Coating Technology Patents

We generate royalties revenue from licensing our proprietary surface coating technology to customers. Medical Device royalties revenue was 30%, 35% and 38% of our total revenue for fiscal 2020, 2019 and 2018, respectively. The most significant source of royalties revenue was derived from our hydrophilic coating technology. The latest generation of our hydrophilic coating technology, our Serene™ hydrophilic coating, is protected by a family of patents that begin to expire in 2033. Royalties revenue associated with our Serene hydrophilic coating technology increased approximately 27% in fiscal 2020, compared to the prior year, driven by customer product launches and resulting market share increases associated with customer device applications that incorporate this next-generation coating technology.

The family of patents that protected our fourth-generation PhotoLink™ hydrophilic coating technology expired in the first quarter of fiscal 2020 in all countries where patent coverage existed for the technology, except in Japan, where the relevant patent expired in the first quarter of fiscal 2021. Medical Device royalties revenue associated with our fourth-generation hydrophilic coating technology was approximately 14%, 21% and 21% of our total revenue for fiscal 2020, 2019 and 2018, respectively. Of the license agreements using our fourth-generation and early-generation Photolink technologies, most continue to generate royalties revenue for know-how and other proprietary rights, at a reduced royalty rate, beyond patent expiration. The amount of the decline in royalties and license fee revenue in fiscal 2020, compared to the prior year, related specifically to the expiration of fourth-generation hydrophilic coating patents was approximately $5.5 million. In fiscal 2021, we expect a decline of approximately $3.0 million royalties and license fee revenue, compared to the prior year, specific to the tail-end impact of these fourth-generation patent expirations. We expect this decline to be partly offset by continued growth in our next-generation Serene hydrophilic coating royalties portfolio.

COVID-19 Pandemic

In March 2020, the World Health Organization categorized the Coronavirus disease 2019 ("COVID-19" or “Covid”) as a pandemic. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. Given the unprecedented and dynamic nature of the COVID-19 pandemic, we cannot reasonably estimate the impacts it may have on our financial condition, results of operations or cash flows in the future. However, we expect that differences in the rates of delivery and utilization of elective procedures in response to the pandemic will have an adverse impact, which may be material, on our future revenues, profitability and cash flows. The extent and duration of that impact will depend upon the extent of elective procedure postponements and the duration of the pandemic.

Many of our customers use our licensed technology and purchased materials to manufacture products used in elective procedures. In addition, our customers and business partners need access to healthcare providers and facilities to effectively market, distribute and sell products incorporating our coating and device technologies, as well as our whole-product solutions. Likewise, we and our business partners need access to healthcare providers and facilities to conduct clinical trials and other activities required to achieve regulatory clearing for our products under development. We are carefully and continually monitoring rapidly evolving changes in healthcare delivery systems and may adjust our operating and product development plans accordingly.

Results of Operations

Three Months Ended December 31, 2020

Revenue. Revenue for the first quarter of fiscal 2021 was $22.3 million, a decrease of 1.4%, compared to the first quarter of fiscal 2020. The following is a summary of revenue by operating segment:

	Three Months Ended December 31,
			%
(In thousands)	2020	2019	Change
Revenue
Medical Device	$16,196	$17,404	(6.9)%
In Vitro Diagnostics	6,101	5,212	17.1%
Total Revenue	$22,297	$22,616	(1.4)%

Medical Device. Medical Device revenue was $16.2 million in the first quarter of fiscal 2021, a decrease of 6.9% compared to $17.4 million for the first quarter of fiscal 2020.

Medical Device product sales declined 9.2%, or $0.5 million, for the first quarter of fiscal 2021 compared to the prior-year quarter. This decline was primarily due lower demand for chemical reagents as our customers that had been previously increased to minimize potential supply chain disruptions due to COVID-19. This was offset, in part, by revenue from recently commercialized medical device products.

Medical Device royalties and license fee revenue decreased 8.0%, or $0.8 million, for the first quarter of fiscal 2021 compared to the same prior year period. Royalties revenue declined $1.0 million to $7.9 million in the first quarter of fiscal 2021, compared to $8.9 million in the first quarter of fiscal 2020, primarily as a result of the impact of the expiration of our fourth-generation hydrophilic coating patents, a year-over-year impact of approximately $0.9 million, and lower procedure volumes related to COVID-19. This was partly offset by growth in our next-generation Serene coating royalty portfolio. Abbott Agreement license fee revenue of $1.3 million in the first quarter of fiscal 2021 was consistent with the prior-year quarter.

In Vitro Diagnostics. In Vitro Diagnostics revenue increased 17.1%, or $0.9 million, for the first quarter of fiscal 2021 compared to the same prior-year period. This increase in revenue was driven primarily by strength in demand for our antigen and microarray slide/surface products and feasibility projects.

Operating costs and expenses. Major costs and expenses as a percentage of total revenue were as follows:

	Three Months Ended December 31,
	2020		2019
(In thousands)	Amount	% Total Revenue	Amount	% Total Revenue
Product costs	$3,743	17%	$3,203	14%
Research and development	10,882	49%	12,142	54%
Selling, general and administrative	7,023	32%	6,943	31%
Acquired intangible asset amortization	556	3%	594	3%

Product costs. Product gross margins (defined as product sales less related product costs, as a percentage of product sales) were 63% and 68% for the first quarter of fiscal 2021 and 2020, respectively. Product gross margin was unfavorably impacted by lower Medical Device revenue volume in the first quarter of fiscal 2021 from the Covid-related decline in sales of chemical reagents. This was offset, in part, by the favorable impact of In Vitro Diagnostics from both leverage on higher revenue volume and product mix in the first quarter of fiscal 2021.

Research and development (“R&D”) expense. R&D expense for the first quarter of fiscal 2021 declined 10.4%, or $1.3 million, compared to the same prior-year quarter. R&D expense was 49% of revenue, compared to 54% of revenue for the same prior-year period. Clinical trial spending and other costs related to our SurVeil DCB decreased in the first quarter of fiscal 2021, compared to the prior year, with the progression of the TRANSCEND clinical trial from patient follow up in fiscal 2020 to clinical report preparation in fiscal 2021. This decrease was partly offset by costs associated manufacturing readiness for our recently FDA-cleared 510(k) products, including our Sublime radial access platform.

Selling, general and administrative (“SG&A”) expense. SG&A expense of $7.0 million in the first quarter of fiscal 2021 was essentially flat with the prior-year period. SG&A expense was 32% of revenue for the first quarter of fiscal 2021, compared to 31% of revenue for the same prior-year period.

Acquired intangible asset amortization. We have previously acquired certain intangible assets through business combinations. Amortization expense on acquired intangible assets was consistent for the first quarter of fiscal 2021 and 2020.

Other (expense) income. Other expense was $(0.2) million for the first quarter of fiscal 2021, compared to other income of $0.2 million for the first quarter of fiscal 2020. Investment income in fiscal 2021 declined relative to the prior year commensurate with a decline in interest rates. In addition, foreign currency losses were of a larger magnitude in the first quarter of fiscal 2021 relative to the prior-year period. Foreign currency (losses) gains result primarily from the impact of U.S. to Euro exchange rate fluctuations on certain intercompany obligations. Foreign exchange (losses) gains reflect (strengthening) weakening of the Euro relative to the U.S. dollar in each respective period.

Income tax (provision) benefit. We recorded income tax expense of ($0.2) million in the first quarter of fiscal 2021, compared to income tax benefit of $0.3 million in the same prior-year period. The Company’s effective tax rate reflects the impact of state income taxes, permanent tax items and discrete tax benefits, as well as operating results in Ireland, where tax expense or benefit is offset by a valuation allowance. The tax benefits recognized in the first quarter of fiscal 2021 and 2020 reflect expected full-year pre-tax operating results, impacted by our estimated U.S. federal R&D tax credit and by excess tax benefits related to stock-based compensation due to equity award exercise activity.

Segment Operating Results

Operating results for each of our reportable segments were as follows:

	Three Months Ended
	December 31,
(In thousands)	2020	2019	% Change
Operating income (loss):
Medical Device	$(593)	$(423)	40%
In Vitro Diagnostics	3,220	2,599	24%
Total segment operating income	2,627	2,176
Corporate	(2,534)	(2,442)	4%
Total operating income (loss)	$93	$(266)	(135)%

Medical Device. Our Medical Device business reported operating losses of ($0.6) million and ($0.4) million for the first quarter of fiscal 2021 and 2020, respectively, representing (3.7%) and (2.4%) of revenue, respectively.

Product gross margins were 53.8% and 66.1% for the first quarter of fiscal 2021 and 2020, respectively. Product gross margin was unfavorably impacted by lower Medical Device revenue volume in the first quarter of fiscal 2021 from the Covid-related decline in sales of chemical reagents. Operating expenses, excluding product costs, decreased $1.4 million for the first quarter of fiscal 2021, compared to the prior year, primarily driven by a decline in SurVeil-related R&D expense.

In Vitro Diagnostics. Our In Vitro Diagnostics business reported operating income of $3.2 million and $2.6 million for the first quarter of fiscal 2021 and 2020, respectively, representing 52.8% and 49.9% of revenue, respectively. Product gross margins were 70.5% and 69.7% in the first quarter fiscal 2020 and 2021, respectively. Product gross margins benefited from leverage on revenue growth in the first quarter of fiscal 2021 and the favorable impact of product mix.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board of Directors related fees and expenses, which have not been fully allocated to the Medical Device and IVD segments.

Liquidity and Capital Resources

As of December 31, 2020, working capital totaled $68.4 million, an increase of $0.7 million from September 30, 2020. Working capital is defined by us as current assets minus current liabilities. Cash and cash equivalents and available-for-sale investments totaled $53.9 million as of December 31, 2020, a decrease of $7.2 million from $61.1 million as of September 30, 2020. This change was primarily driven by $4.2 million payments of accrued liabilities, $0.6 million cash payments for taxes related to net share settlement of equity awards, $1.3 million in capital expenditures, and the $1.0 million payment to Embolitech, LLC as a result of the achievement of a contingent milestone in fiscal 2020.

Surmodics maintains access to capital to support liquidity and continued growth. In fiscal 2020, the Company entered into a secured revolving credit facility pursuant to a Loan and Security Agreement (the ‘‘Loan Agreement’’). The Loan Agreement provides for availability of up to $25 million under a secured revolving line of credit. The outstanding balance on the revolving credit facility was zero as of December 31, 2020. In fiscal 2020, the Company filed a universal shelf registration statement with the SEC as a matter of standard corporate governance to provide the flexibility to access public capital markets in order to respond to future business needs and opportunities. The shelf registration statement became effective on May 29, 2020 and allows the Company to offer potentially up to $200 million in debt securities, common stock, preferred stock, warrants, and other securities or any such combination of such securities in amounts, at prices, and on terms announced if and when the securities are ever offered.

The Company’s investment policy excludes ownership of collateralized mortgage obligations, mortgage-backed derivatives and other derivative securities without prior written approval of the Board of Directors. Our investments primarily consist of money market, corporate bond and commercial paper securities and are reported at fair value as available-for-sale investments totaling $18.1 million as of December 31, 2020. Our investment policy requires that no more than 5% of investments be held in any one credit or issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity, while generating an above-benchmark (Barclays Short Treasury 1-3 Month Index) total rate of return on a pre-tax basis. Management plans to continue to direct its investment advisors to manage the Company’s securities investments primarily for the safety of principal and the enhancement of liquidity for the time being as it continues to assess the impact of the COVID-19 pandemic on the Company, its business and its cash flows.

We believe that our existing cash and cash equivalents and investments, which totaled $53.9 million as of December 31, 2020, together with cash flow from operations, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for the next twelve months. There can be no assurance, however, that our business will continue to generate cash flows at historic levels.

Cash Flow Operating Results. The following table is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Three Months Ended
	December 31,
(In thousands)	2020	2019
Cash provided by (used in):
Operating activities	(4,270)	(909)
Investing activities	9,874	(16,004)
Financing activities	(790)	(4,465)
Effect of exchange rates on changes in cash and cash equivalents	155	23
Net change in cash and cash equivalents	$4,969	$(21,355)

Operating Activities. Cash used in operating activities totaled ($4.3) million for the first three months of fiscal 2021, compared to cash used of ($0.9) million in the same prior-year period. Net (loss) income was ($0.3) million and $0.1 million during the first three months of fiscal 2021 and 2020, respectively. Net changes in operating assets and liabilities reduced cash flows from operating activities by $7.5 million and $3.5 million during the first three months of fiscal 2021 and 2020, respectively. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

•

Cash (used in) provided by accounts receivable and contract asset totaled ($0.8) million cash used in the first three months of fiscal 2021, compared to cash provided of $1.7 million in the same prior-year period. This was primarily due to timing fluctuations in accounts receivable balances due to timing and in contract asset balances which were unfavorable to cash flow in the current-year quarter and favorable to cash flow in the prior-year quarter.

•

Cash used in accrued liabilities totaled ($4.2) million in the first three months of fiscal 2021, compared to cash used of ($3.1) million in the same prior-year period. The increase in cash used is primarily due to higher payments of accrued compensation in the current year and timing fluctuations in accrued clinical trial expenses.

Additionally, the portion of acquisition-related contingent consideration and other payments classified as reduction of cash flows from operations was $0.6 million in the first three months of fiscal 2020, as it related to accretion expense, which increased these obligations from the acquisition date through settlement.

Investing Activities. Cash provided by investing activities totaled $9.9 million for the first three months of fiscal 2021, compared to cash used of ($16.0) million in the same prior-year period. Net purchases and maturities of available-for-sale investments were a source of cash of $12.2 million in the first three months of fiscal 2021 and a use of cash of ($14.3) million in the first three months of fiscal 2020. In the first quarter of fiscal 2021, the Company paid $1.0 million for acquisition of intangible assets (patents) to the sellers of Embolitech, LLC as a result of the achievement of a contingent milestone in fiscal 2020. Capital expenditures for property, plant and equipment totaled $1.3 million and $1.7 million in the first three months of fiscal 2021 and 2020, respectively.

Financing Activities. Cash used in financing activities totaled ($0.8) million for the first three months of fiscal 2021, compared to cash used of ($4.5) million in the same prior-year period. In the first three months of fiscal 2020, contingent consideration payments totaled $3.2 million related to the acquisition of NorMedix, Inc., with $0.6 million and $2.6 million classified as cash used in operating and financing activities, respectively. In the first three months of fiscal 2021 and 2020, we paid $0.6 million and $2.0 million, respectively, to purchase common stock to pay employee taxes resulting from the exercise of stock options and vesting of other stock awards.

Customer Concentrations

We have agreements with a diverse base of customers and certain customers have multiple products using our technology. Abbott and Medtronic are our largest customers, comprising 19% and 14%, respectively, of our consolidated revenue for fiscal 2020. These same customers each comprised 13% and 14%, respectively, of our consolidated revenue for the three months ended December 31, 2020. Abbott has several separately licensed products, including the SurVeil DCB license, which generate royalties revenue for Surmodics, none of which represented more than 6% of total revenue for the three months ended December 31, 2020. Medtronic has several separately licensed products that generate royalties revenue for Surmodics, none of which represented more than 5% of our total revenue for the three months ended December 31, 2020. No other individual customer constitutes more than 10% of Surmodics’ total fiscal 2021 to date or fiscal 2020 revenue.

Share Purchase Activity

Our Board of Directors has authorized the repurchase of up to an additional $25.3 million of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorization has no fixed expiration date. No shares were repurchased in the first quarter of fiscal 2021.

Off-Balance Sheet Arrangements

As of December 31, 2020 and September 30, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Significant Estimates

Critical accounting policies are those policies that require the application of management’s most challenging, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. For the three months ended December 31, 2020, there were no significant changes in our critical accounting policies. For a detailed description of our other critical accounting policies and significant estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Forward-looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, expectations concerning: the impacts, duration and severity of the global COVID-19 pandemic and the effects of responses to it on healthcare systems, the general economy, our business partners, and our operations; clinical studies, the expected timing of their results, and the potential timing of future clinical studies; our business and growth strategy, including our ability to sign new license agreements, conduct market evaluations, and bring new products to market; the development of future products and their anticipated attributes; anticipated regulatory submissions and approvals, including the expected timing thereof; the initiation of product evaluation activities; revenue potential related to the potential commercial launch of the SurVeil™ drug-coated balloon (“DCB”); estimated revenue expected to be recognized in future periods; future revenue growth and our future success; future gross margins and operating expenses; estimated future amortization expense; recognition of unrecognized compensation costs; anticipated patent expirations and their potential impacts on our royalties revenue; expectation regarding specific product royalties portfolios; potential future customer actions; milestone achievements; research and development plans and expenses, including the estimated cost associated with the TRANSCEND clinical trial; future cash flow and sources of funding, and their ability together with existing cash, cash equivalents, and investments to provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for the next twelve months; future property and equipment investment levels; plans regarding our securities investments; the impact of potential lawsuits or claims; the impact of potential change in raw material prices; the impact of Abbott, Medtronic, as well as other significant customers; our ability to recognize the expected benefits of our acquisitions; our strategic transformation to become a provider of whole-product solutions; future income tax (benefit) expense; the future impact of off-balance sheet arrangements and contractual obligations; and the impact of the adoption of new accounting pronouncements. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent our expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of interest-bearing corporate debt securities with varying maturity dates, which are less than one year. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. As of December 31, 2020, we held $18.1 million in available-for-sale debt securities, all with maturity dates of less than one year, therefore interest rate fluctuations would have an insignificant impact on our results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements and commercial paper instruments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the Company’s Certifying Officers concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company has been involved in various legal actions involving its operations, products and technologies, including intellectual property and employment disputes.

Item 1A. Risk Factors

In our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 2, 2020, we identify under Part 1, Item 1A, “Risk Factors” important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q.

There have been no material changes in our risk factors subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The Company did not purchase any of its common stock during the three months ended December 31, 2020. As of December 31, 2020, the Company had an aggregate of $25.3 million available for future common stock repurchases under an authorization approved by the Board of Directors for up to $20.0 million on November 6, 2015, all of which is remaining, and an authorization approved by the Board of Directors on November 5, 2014 of which $5.3 million is remaining. These authorizations for share repurchases do not have a fixed expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits	EXHIBIT INDEX
Exhibit	Description

2.1	Agreement of Merger dated January 18, 2005 among Surmodics, Inc., SIRx, InnoRx, et al. — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 24, 2005..

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

3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on July 29, 2016..

3.2	Restated Bylaws of Surmodics, Inc., as amended December 18, 2015 — incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 23, 2015..

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 9, 2021	Surmodics, Inc.

	By:	/s/ Timothy J. Arens
Timothy J. Arens
Senior Vice President of Finance and Chief Financial Officer

(duly authorized signatory and principal financial officer)