Form 10-Q
period 2021-06-30
SURMODICS INC
filed 2021-08-04
CIK 924717

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares of the registrant’s Common Stock, $0.05 par value per share, as of July 30, 2021 was 13,872,000.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2021	2020
(In thousands, except per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$62,177	$30,785
Available-for-sale securities	5,741	30,313
Accounts receivable, net of allowances of $118 and $130 as of June 30, 2021 and September 30, 2020, respectively	8,601	7,675
Contract assets — royalties and license fees	7,043	6,108
Inventories, net	6,316	5,966
Income tax receivable	1,136	2,391
Prepaids and other	3,098	3,370
Total Current Assets	94,112	86,608
Property and equipment, net	29,112	30,103
Available-for-sale securities	4,050	—
Deferred income taxes	6,368	7,315
Intangible assets, net	11,482	13,283
Goodwill	27,379	27,185
Other assets	4,696	4,269
Total Assets	$177,199	$168,763
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,519	$1,515
Accrued liabilities:
Compensation	6,689	6,630
Accrued other	4,303	5,547
Deferred revenue	5,151	5,200
Total Current Liabilities	17,662	18,892
Deferred revenue, less current portion	11,035	10,796
Other long-term liabilities	7,670	8,020
Total Liabilities	36,367	37,708
Commitments and Contingencies (Note 17)
Stockholders’ Equity:
Series A Preferred stock — $.05 par value, 450 shares authorized; no shares issued and outstanding	—	—
Common stock — $.05 par value, 45,000 shares authorized; 13,872 and 13,672 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	694	684
Additional paid-in capital	20,025	15,369
Accumulated other comprehensive income	3,759	3,174
Retained earnings	116,354	111,828
Total Stockholders’ Equity	140,832	131,055
Total Liabilities and Stockholders’ Equity	$177,199	$168,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Revenue:
Product sales	$12,084	$11,987	$33,969	$33,731
Royalties and license fees	8,796	12,398	38,182	30,767
Research, development and other	2,993	2,498	9,014	7,823
Total revenue	23,873	26,883	81,165	72,321
Operating costs and expenses:
Product costs	5,105	4,443	13,018	11,415
Research and development	12,246	13,324	36,003	37,401
Selling, general and administrative	7,885	7,416	22,815	21,092
Acquired intangible asset amortization	560	536	1,676	1,671
Acquisition transaction, integration and other costs	461	—	461	—
Total operating costs and expenses	26,257	25,719	73,973	71,579
Operating (loss) income	(2,384)	1,164	7,192	742
Other (expense) income:
Investment income, net	26	124	95	584
Interest expense	(59)	(29)	(178)	(99)
Foreign exchange loss	(94)	(48)	(201)	(125)
Impairment loss on strategic investment and other	—	—	—	(478)
Other (expense) income	(127)	47	(284)	(118)
(Loss) income before income taxes	(2,511)	1,211	6,908	624
Income tax (provision) benefit	(776)	1,248	(2,382)	3,445
Net (loss) income	$(3,287)	$2,459	$4,526	$4,069

Basic net (loss) income per share	$(0.24)	$0.18	$0.33	$0.30
Diluted net (loss) income per share	$(0.24)	$0.18	$0.32	$0.30

Weighted average number of shares outstanding:
Basic	13,837	13,601	13,740	13,577
Diluted	13,837	13,786	13,959	13,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In thousands)	(Unaudited)		(Unaudited)
Net (loss) income	$(3,287)	$2,459	$4,526	$4,069
Other comprehensive income:
Net changes related to available-for-sale securities, net of tax	4	185	(3)	6
Foreign currency translation adjustments	524	794	588	1,067
Other comprehensive income	528	979	585	1,073
Comprehensive (loss) income	$(2,759)	$3,438	$5,111	$5,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

	Three Months Ended June 30, 2021 and 2020
	(Unaudited)			Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Income	Earnings	Equity
Balance at March 31, 2021	13,868	$693	$18,516	$3,231	$119,641	$142,081
Net loss	—	—	—	—	(3,287)	(3,287)
Other comprehensive income, net of tax	—	—	—	528	—	528
Issuance of common stock	2	1	—	—	—	1
Common stock options exercised, net	2	—	90	—	—	90
Purchase of common stock to pay employee taxes	—	—	(37)	—	—	(37)
Stock-based compensation	—	—	1,456	—	—	1,456
Balance at June 30, 2021	13,872	$694	$20,025	$3,759	$116,354	$140,832

Balance at March 31, 2020	13,609	$680	$11,481	$490	$112,315	$124,966
Net income	—	—	—	—	2,459	2,459
Other comprehensive income, net of tax	—	—	—	979	—	979
Issuance of common stock	3	—	—	—	—	—
Common stock options exercised, net	33	2	849	—	—	851
Purchase of common stock to pay employee taxes	—	—	(12)	—	—	(12)
Stock-based compensation	—	—	1,340	—	—	1,340
Balance at June 30, 2020	13,645	$682	$13,658	$1,469	$114,774	$130,583

	Nine Months Ended June 30, 2021 and 2020
	(Unaudited)			Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Income	Earnings	Equity
Balance at September 30, 2020	13,672	$684	$15,369	$3,174	$111,828	$131,055
Net income	—	—	—	—	4,526	4,526
Other comprehensive income, net of tax	—	—	—	585	—	585
Issuance of common stock	91	5	292	—	—	297
Common stock options exercised, net	127	6	2,324	—	—	2,330
Purchase of common stock to pay employee taxes	(18)	(1)	(2,278)	—	—	(2,279)
Stock-based compensation	—	—	4,318	—	—	4,318
Balance at June 30, 2021	13,872	$694	$20,025	$3,759	$116,354	$140,832

Balance at September 30, 2019	13,504	$675	$10,740	$396	$110,705	$122,516
Net income	—	—	—	—	4,069	4,069
Other comprehensive income, net of tax	—	—	—	1,073	—	1,073
Issuance of common stock	133	7	211	—	—	218
Common stock options exercised, net	53	2	949	—	—	951
Purchase of common stock to pay employee taxes	(45)	(2)	(2,279)	—	—	(2,281)
Stock-based compensation	—	—	4,037	—	—	4,037
Balance at June 30, 2020	13,645	$682	$13,658	$1,469	$114,774	$130,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,
	2021	2020
(In thousands)	(Unaudited)
Operating Activities:
Net income	$4,526	$4,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,610	5,390
Stock-based compensation	4,318	4,037
Payment of contingent consideration obligations in excess of acquisition-date value	—	(608)
Deferred taxes	947	592
Loss on strategic investment	—	479
Provision for credit losses	(11)	30
Other	260	176
Change in operating assets and liabilities:
Accounts receivable and contract asset	(1,809)	4,303
Inventories	(338)	(1,333)
Prepaids and other	(59)	(432)
Accounts payable	(27)	(489)
Accrued liabilities	(435)	116
Income taxes	1,327	(4,105)
Deferred revenue	191	471
Net cash provided by operating activities	14,500	12,696
Investing Activities:
Purchases of property and equipment	(2,874)	(2,627)
Payment for acquisition of intangible assets	(1,000)	—
Purchases of available-for-sale securities	(22,799)	(45,766)
Maturities of available-for-sale securities	43,317	46,522
Net cash provided by (used in) investing activities	16,644	(1,871)
Financing Activities:
Issuance of common stock	2,627	1,169
Payments for taxes related to net share settlement of equity awards	(2,279)	(2,385)
Payment of contingent consideration obligations	—	(2,592)
Payments for acquisition of in-process research and development	(150)	(1,000)
Net cash provided by (used in) financing activities	198	(4,808)
Effect of exchange rate changes on cash	50	8
Net change in cash and cash equivalents	31,392	6,025
Cash and Cash Equivalents:
Beginning of period	30,785	30,361
End of period	$62,177	$36,386
Supplemental Information:
Cash paid for income taxes	$35	$9
Noncash investing and financing activities:
Acquisition of property and equipment, net of refundable credits in other current assets and liabilities	345	395
Right-of-use assets obtained in exchange for new operating lease liabilities	234	1,012

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended June 30, 2021

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The results of operations for the three and nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire 2021 fiscal year.

Risk and Uncertainties

The COVID-19 pandemic is having, and may continue to have, an adverse effect on our business, results of operations, financial condition, and cash flows, and its future impacts remain highly uncertain and unpredictable. The Company has considered the disruptions caused by COVID-19, including lower than forecasted sales and customer demand and macroeconomic factors, that may impact its estimates. The Company has assessed the potential impact of the pandemic on certain accounting matters including, but not limited to, estimated sales-based royalties revenue; allowance for credit losses; inventory reserves; and the valuation of goodwill, intangible assets, other long-lived assets and investments, as of June 30, 2021 and through the date of this Quarterly Report on Form 10-Q. As of the date of issuance of these unaudited condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity or results of operations is uncertain. For further information, refer to “Risk Factors” in Part II, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

2. Revenue

The following table presents the Company’s revenues disaggregated by product classification and by reportable segment.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Medical Device
Product sales	$5,493	$5,763	$15,464	$16,240
Royalties	7,752	4,752	23,135	20,365
Research, development and other	2,466	2,353	7,212	7,215
License fees	1,044	7,646	15,047	10,402
Total Revenue — Medical Device	16,755	20,514	60,858	54,222
In Vitro Diagnostics
Product sales	6,591	6,224	18,505	17,491
Research, development and other	527	145	1,802	608
Total Revenue — In Vitro Diagnostics	7,118	6,369	20,307	18,099
Total Revenue	$23,873	$26,883	$81,165	$72,321

Contract assets totaled $7.0 million and $6.1 million as of June 30, 2021 and September 30, 2020, respectively. Fluctuations in the balance of contract assets result primarily from changes in sales-based and minimum royalties earned, but not collected at each balance sheet date due to payment timing and contractual changes in the normal course of business. For discussion of contract liability (deferred revenue) balances and remaining performance obligations, see Note 3 Collaborative Arrangements.

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

As of June 30, 2021, the Company has received payments totaling $60.8 million under the Abbott Agreement, which consist of the following: $25 million upfront fee in fiscal 2018, $10 million milestone payment in fiscal 2019, $10.8 million milestone payment in the third quarter of fiscal 2020, and $15 million milestone payment in the second quarter of fiscal 2021 upon receipt by Abbott of the clinical study report and related materials from the TRANSCEND pivotal trial that demonstrated the primary safety and primary clinical endpoints are non-inferior to the control device. As of June 30, 2021, the Company may receive an additional contingent milestone payment of up to $30 million, pursuant to the terms of the Abbott Agreement, upon premarket approval (“PMA”) of our SurVeil DCB by the U.S. Food and Drug Administration. As of June 30, 2021, consideration from this potential regulatory milestone was fully constrained and excluded from the contract price, due to the high level of uncertainty of achievement as of June 30, 2021.

Revenue recognized from the Abbott agreement totaled $1.0 million and $7.6 million for the three months ended June 30, 2021 and 2020, respectively, and $14.8 million and $10.4 million for the nine months ended June 30, 2021 and 2020, respectively. The amount of revenue recognized from the Abbott Agreement that was included in the respective beginning of fiscal year balances of deferred revenue on the condensed consolidated balance sheets totaled $3.8 million and $3.7 million for the nine months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 and September 30, 2020, deferred revenue from the upfront and milestone payments received under the Abbott Agreement of $16.1 million and $15.9 million, respectively, was recorded in the condensed consolidated balance sheets.

As of June 30, 2021, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more totaled $16.1 million. These remaining performance obligations relate to the Abbott Agreement, exclude the potential contingent milestone payment under the Abbott Agreement, and are expected to be recognized over the next five years through fiscal 2025 as services, principally the TRANSCEND clinical trial, are completed.

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

Assets measured at fair value on a recurring basis by level of the fair value hierarchy were as follows:

	June 30, 2021
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents	$—	$5,226	$—	$5,226
Available-for-sale securities	—	9,791	—	9,791
Total assets	$—	$15,017	$—	$15,017

	September 30, 2020
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents	$—	$18,634	$—	$18,634
Available-for-sale securities	—	30,313	—	$30,313
Total assets	$—	$48,947	$—	$48,947

There were no transfers of assets between amounts measured using Level 3 fair value measurements during the nine months ended June 30, 2021 and 2020.

5. Investments

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities were as follows:

	June 30, 2021
	Valuation				Balance Sheet Classification
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Current Assets	Noncurrent Assets
Commercial paper and corporate bonds	$9,794	$1	$(4)	$9,791	$5,741	$4,050
Total	$9,794	$1	$(4)	$9,791	$5,741	$4,050

	September 30, 2020
	Valuation				Balance Sheet Classification
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Current Assets	Noncurrent Assets
Commercial paper and corporate bonds	$30,313	$19	$(19)	$30,313	$30,313	$—
Total	$30,313	$19	$(19)	$30,313	$30,313	$—

6. Inventories

Inventories consisted of the following components:

	June 30,	September 30,
(In thousands)	2021	2020
Raw materials	$3,812	$3,758
Work-in process	1,263	817
Finished products	1,241	1,391
Total	$6,316	$5,966

7. Other Assets

Other assets consisted of the following:

	June 30,	September 30,
(In thousands)	2021	2020
Operating lease right-of-use assets	2,519	2,508
Other noncurrent assets	2,177	1,761
Other assets	$4,696	$4,269

Other noncurrent assets include prepaid expenses related to our ongoing clinical trials and a receivable related to refundable Irish research and development tax credits.

8. Intangible Assets

Intangible assets consisted of the following:

	June 30, 2021
(In thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	8.9	$13,516	$(8,724)	$4,792
Developed technology	11.5	9,723	(4,913)	4,810
Patents and other	14.1	3,551	(2,251)	1,300
Total definite-lived intangible assets		26,790	(15,888)	10,902
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Total intangible assets		$27,370	$(15,888)	$11,482

	September 30, 2020
(In thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	8.9	$13,356	$(7,594)	$5,762
Developed technology	11.5	9,685	(4,200)	5,485
Patents and other	14.1	3,551	(2,095)	1,456
Total definite-lived intangible assets		26,592	(13,889)	12,703
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Total intangible assets		$27,172	$(13,889)	$13,283

Intangible asset amortization expense was $0.6 million for both the three months ended June 30, 2021 and 2020 and $1.9 million and $1.8 million for the nine months ended June 30, 2021 and 2020, respectively. Based on the intangible assets in service as of June 30, 2021, estimated amortization expense for the remainder of fiscal 2021 and each of the next five fiscal years is as follows:

(In thousands)
Remainder of 2021	$620
2022	2,471
2023	1,858
2024	1,764
2025	1,725
2026	757

Future amortization amounts presented above are estimates. Actual future amortization expense may be different as a result of future acquisitions, impairments, changes in amortization periods, foreign currency translation rates, or other factors.

9. Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	In Vitro Diagnostics	Medical Device	Total
Goodwill as of September 30, 2020	$8,010	$19,175	$27,185
Currency translation adjustment	—	194	194
Goodwill as of June 30, 2021	$8,010	$19,369	$27,379

10. Accrued Other Liabilities

Accrued other liabilities consisted of the following:

	June 30,	September 30,
(In thousands)	2021	2020
Accrued professional fees	$439	$239
Accrued clinical study expense	1,393	2,206
Accrued purchases	734	647
Acquisition of in-process research and development and intangible assets	488	1,148
Due to customers	512	321
Construction-in-progress	—	272
Operating lease liability, current portion	510	436
Other	227	278
Total accrued other liabilities	$4,303	$5,547

11. Debt

On September 14, 2020, the Company entered into a secured revolving credit facility pursuant to a Loan and Security Agreement (the "Loan Agreement") with Bridgewater Bank (“Bridgewater”). The Loan Agreement provides for availability under a secured revolving line of credit of up to $25 million (the "Revolving Line of Credit"). The outstanding balance on the Revolving Line of Credit was zero as of June 30, 2021 and September 30, 2020.

Availability under the Revolving Line of Credit is subject to a borrowing base that equals 80% of the margin value of securities collateral that has been pledged to the Bank. The Revolving Line of Credit will initially mature on September 14, 2021, but the maturity date may be extended by the Company for up to two extension periods of twelve months subject to certain conditions set forth in the Loan Agreement. The Company's obligations under the Loan Agreement are secured by substantially all of the Company’s and its material subsidiaries' assets, other than intellectual property, real estate and foreign assets, including equity in foreign subsidiaries. The Company has also pledged the stock of certain of its subsidiaries to secure such obligations. Interest under the Loan Agreement accrues at a rate per annum equal to the greater of (i) 3.25% per annum and (ii) the 90-day interest rate yield for U.S. Government Treasury Securities plus 2.75% per annum. A facility fee is payable on unused commitments at a rate of 0.075% quarterly. For the nine months ended June 30, 2021, unused commitment fees, reported within interest expense on the condensed consolidated statements of operations, totaled less than $0.1 million.

The Loan Agreement contains affirmative and negative covenants customary for a transaction of this type which, among other things, require the Company to meet certain financial tests, including (i) minimum liquidity, (ii) minimum current ratio, (iii) minimum adjusted EBITDA, and (iv) minimum tangible net worth. The Loan Agreement also contains covenants which, among other things, limit the Company's ability to incur additional debt, make certain investments, create or permit certain liens, create or permit restrictions on the ability of subsidiaries to pay dividends or make other distributions, consolidate or merge and engage in other activities customarily restricted in such agreements, in each case subject to exceptions permitted by the Loan Agreement. The Loan Agreement also contains customary events of default, the occurrence of which would permit the Bank to terminate its commitment and accelerate the Revolving Line of Credit.

12. Stock-based Compensation Plans

The Company has stock-based compensation plans approved by its shareholders under which it grants stock options, restricted stock awards, restricted stock units and deferred stock units to officers, directors and key employees. Stock-based compensation expense was reported as follows in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Product costs	$23	$34	$92	$82
Research and development	329	189	918	619
Selling, general and administrative	1,104	1,117	3,308	3,336
Total	$1,456	$1,340	$4,318	$4,037

As of June 30, 2021, approximately $9.0 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.3 years.

Stock Option Awards

During the nine months ended June 30, 2021 and 2020, the Company awarded 244,000 and 291,000 options to officers, directors and key employees with a weighted average grant date fair value per option of $14.08 and $14.12, respectively.

Restricted Stock Awards

During the nine months ended June 30, 2021 and 2020, the Company awarded 68,000 and 64,000 restricted stock shares, respectively, to certain key employees and officers with a weighted average grant date fair value per share of $38.06 and $41.50, respectively.

Restricted Stock Unit Awards

During the nine months ended June 30, 2021 and 2020, the Company awarded 12,000 and 18,000 restricted stock units, respectively, to directors and to key employees in foreign jurisdictions with a weighted average grant date fair value per unit of $45.13 and $40.36, respectively.

Employee Stock Purchase Plan

Our U.S. employees are eligible to participate in the amended 1999 Employee Stock Purchase Plan (“ESPP”) approved by our shareholders. Shares issued under the ESPP totaled 8,000 and 7,000 for the nine months ended June 30, 2021 and 2020, respectively.

13. Net (Loss) Income Per Share Data

Basic net (loss) income per common share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s potentially dilutive common shares are those that result from dilutive common stock options and non-vested stock relating to restricted stock awards and restricted stock units. However, these items have been excluded from the calculation of diluted net loss per share for the three months ended June 30, 2021 as their effect was anti-dilutive as a result of the net loss incurred for that period. Therefore, diluted weighted average number of shares outstanding and diluted net loss per share were the same as basic weighted average number of shares outstanding and net loss per share for the three months ended June 30, 2021.

The following table sets forth the calculation of diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Basic weighted average shares outstanding	13,837	13,601	13,740	13,577
Dilutive effect of outstanding stock options, non-vested restricted stock, and non-vested restricted stock units	—	185	219	198
Diluted weighted average shares outstanding	13,837	13,786	13,959	13,775

The calculation of weighted average diluted shares outstanding excludes outstanding stock options associated with the right to purchase less than 0.1 million shares of common stock for the three months ended June 30, 2020 and less than 0.1 million shares of common stock for both the nine months ended June 30, 2021 and 2020 as their inclusion would have had an anti-dilutive effect on diluted net income per share for the period.

14. Income Taxes

For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to fiscal year-to-date pretax (loss) income, excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company reported income tax expense of $(0.8) million and income tax benefit of $1.2 million for the three months ended June 30, 2021 and 2020, respectively, and income tax expense of $(2.4) million and income tax benefit of $3.4 million for the nine months ended June 30, 2021 and 2020, respectively. For the nine months ended June 30, 2020, the income tax benefit includes a discrete tax benefit of $1.8 million as a result of our ability under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), enacted in March 2020, to carry back net operating losses (“NOLs”) incurred to periods when the statutory rate was 35% versus the current tax rate of 21%.

The effective income tax rate for the three and nine months ended June 30, 2021 and 2020 differs from the U.S. federal statutory tax rate of 21% primarily due to the discrete tax benefits recognized under the CARES Act in the second quarter of fiscal 2020, favorable impacts of the U.S. federal research and development tax credits in both the three-and nine-month periods, stock award activity in the three-month period, and operating results of our Irish subsidiary, where tax benefit is offset by a valuation allowance. The Company recognized discrete tax benefits related to stock-based compensation awards vested, expired, cancelled and exercised of less than $0.1 million in both the three months ended June 30, 2021 and 2020 and $0.7 million and $0.3 million in the nine months ended June 30, 2021 and 2020, respectively.

The total amount of unrecognized tax benefits, excluding interest and penalties that, if recognized, would affect the effective tax rate was $3.1 million and $2.7 million as of June 30, 2021 and September 30, 2020, respectively. Interest and penalties related to unrecognized tax benefits are recorded in the income tax benefit.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions as well as several non-U.S. jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. U.S. income tax returns for years prior to fiscal 2017 are no longer subject to examination by federal tax authorities. For tax returns for state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2009. For tax returns for non-U.S. jurisdictions, the Company is no longer subject to income tax examination for years prior to fiscal 2016. Additionally, the Company has been indemnified of liability for any taxes relating to Creagh Medical and NorMedix for periods prior to their respective acquisition dates, pursuant to the terms of the related share purchase agreements. There were no undistributed earnings in foreign subsidiaries as of June 30, 2021 and September 30, 2020.

15. Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, who is the Company’s Chief Executive Officer, in deciding how to allocate resources and in assessing performance. We operate two reportable segments:

•

Medical Device: Surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug-delivery coating technologies to provide site-specific drug-delivery from the surface of a medical device, with end markets that include coronary, peripheral, neurovascular, and structural heart, among others; and the design, development, and manufacture of interventional medical devices, primarily balloons and catheters, including drug-coated balloons, for peripheral arterial disease treatment and other applications; and

•

In Vitro Diagnostics (“IVD”): Design, development and manufacture of component products and technologies for diagnostic immunoassay, as well as molecular tests and biomedical research applications, with products that include protein stabilization reagents, substrates, surface coatings and antigens.

Segment revenue, operating (loss) income, and depreciation and amortization were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Revenue:
Medical Device	$16,755	$20,514	$60,858	$54,222
In Vitro Diagnostics	7,118	6,369	20,307	18,099
Total revenue	$23,873	$26,883	$81,165	$72,321

Operating (loss) income:
Medical Device	$(2,491)	$532	$5,480	$(1,344)
In Vitro Diagnostics	3,378	3,254	10,407	9,315
Total segment operating income	887	3,786	15,887	7,971
Corporate	(3,271)	(2,622)	(8,695)	(7,229)
Total operating (loss) income	$(2,384)	$1,164	$7,192	$742

Depreciation and amortization:
Medical Device	$1,631	$1,424	$5,004	$4,318
In Vitro Diagnostics	121	112	314	331
Corporate	92	254	292	741
Total depreciation and amortization	$1,844	$1,790	$5,610	$5,390

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

16. Leases

Operating lease right-of-use assets and lease liabilities were as follows:
	June 30,	September 30,
	2021	2020
Right-of-use assets:
Other assets	$2,519	$2,508

Operating lease liabilities:
Other accrued liabilities	$510	$436
Other long-term liabilities	3,321	3,340
Total operating lease liabilities	$3,831	$3,776

As of June 30, 2021, operating lease maturities for the remainder of fiscal 2021 and each of the next five fiscal years were as follows:
(In thousands)
Remainder of 2021	$162
2022	657
2023	671
2024	685
2025	699
2026	604
Thereafter	894
Total expected operating lease payments	4,372
Less: Imputed interest	(541)
Total operating lease liabilities	$3,831

Operating lease cost was $0.2 million for both the three months ended June 30, 2021 and 2020 and $0.6 million and $0.5 million for the nine months ended June 30, 2021 and 2020, respectively. Cash paid for operating lease liabilities approximated operating lease cost for the three and nine month periods ended June 30, 2021 and 2020.

17. Commitments and Contingencies

InnoCore Technologies BV. In 2006, the Company entered into a license agreement whereby the Company obtained an exclusive license to a drug-delivery coating for licensed products within the vascular field, which included peripheral, coronary and neurovascular biodurable stent products. The license requires an annual, minimum payment of approximately $0.2 million (at the Euro to US dollar exchange rate as of June 30, 2021) until the last patent expires, which is currently estimated to be May 2027. The total minimum future payments associated with this license are approximately $1.4 million as of June 30, 2021. The license is currently utilized by one of the Company’s drug delivery customers.

Clinical Trials. The Company has engaged clinical trial clinical research organization (“CRO”) consultants to assist with the administration of its ongoing clinical trials. The Company has executed separate contracts with two CROs for services rendered in connection with the TRANSCEND pivotal clinical trial for the SurVeil DCB, including pass-through expenses paid by the CROs, of up to approximately $29 million in the aggregate. As of June 30, 2021, an estimated $8 million remains to be paid on these contracts, which may vary depending on actual pass-through expenses incurred to execute the trial. The Company estimates that the total cost of the TRANSCEND clinical trial will be in the range of $35 million to $40 million from inception to completion. In the event the Company were to terminate any trial, it may incur certain financial penalties which would become payable to the CRO for costs to wind down the terminated trial.

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

As of June 30, 2021, $0.5 million and $1.8 million related to these asset acquisitions was recorded in other accrued liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheets. As of September 30, 2020, $1.1 million and $2.2 million related to these asset acquisitions was reported in other accrued liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheets.

18. Subsequent Events

Acquisition of Vetex Medical Limited

On July 2, 2021, Surmodics completed the acquisition of all outstanding shares of Vetex Medical Limited (“Vetex”). Vetex, which was formerly privately held and is based in Galway, Ireland, develops and manufactures medical devices focused on venous clot removal solutions. The transaction expands Surmodics’ thrombectomy portfolio with a second Food and Drug Administration (“FDA”) 510(k)-cleared device, a mechanical thrombectomy device. Surmodics acquired Vetex with an upfront cash payment of $39.9 million funded using cash on hand and $10.0 million from the Revolving Credit Facility. The Company is obligated to pay additional installments totaling $3.5 million in fiscal 2024 through fiscal 2027. These payments may be accelerated upon the occurrence of certain product development and regulatory milestones. An additional $3.5 million in payments is contingent upon the achievement of certain product development and regulatory milestones within a contingency period ending in fiscal 2027. The Company recognized $0.5 million in acquisition transaction, integration and other costs related to the Vetex acquisition in the three and nine months ended June 30, 2021 in the condensed consolidated statements of operations.

The estimated purchase consideration and allocation is preliminary as the acquisition was recently completed. The preliminary estimated total purchase consideration is approximately $45 million, which consisted of $40 million of cash paid at closing, less than $1 million operating liabilities assumed, $3 million deferred consideration, and $1 million contingent consideration. Deferred consideration and contingent consideration are stated at their respective acquisition date estimated fair values. The Company expects to recognize approximately $28 million in intangible assets, approximately $3 million in deferred tax liabilities, and approximately $19 million in goodwill within the Medical Device operating segment. The goodwill to be recorded from the Vetex acquisition is a result of expected synergies from integrating the Vetex business into the Company’s Medical Device segment and from acquiring and retaining the existing Vetex workforce. The goodwill is not deductible for tax purposes.

Amendment to Loan Agreement

On July 2, 2021, the Company entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with Bridgewater amending the Loan Agreement. Among other things, the Amendment modifies certain affirmative and negative covenants, specifically the amount the Company may pay for permitted acquisitions and the terms of the required minimum current ratio. See Note 11 Debt for additional information regarding the Loan Agreement.

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

Acquisition of Vetex Medical Limited

On July 2, 2021, Surmodics completed the acquisition of all outstanding shares of Vetex Medical Limited (“Vetex”). Vetex, which was formerly privately held and is based in Galway, Ireland, develops and manufactures medical devices focused on venous clot removal solutions. Surmodics acquired Vetex with an upfront cash payment of $39.9 million funded using cash on hand and $10 million from the Company’s $25 million revolving credit facility. Additional payments of up to $7 million, $3.5 million of which are guaranteed, may be made upon achievement of certain product development and regulatory milestones.

The transaction expands Surmodics’ thrombectomy portfolio with a second Food and Drug Administration (“FDA”) 510(k)-cleared device, a mechanical thrombectomy catheter for use in venous vascular beds that is specifically designed to remove large, mixed-morphology blood clots commonly found with venous thromboembolism (“VTE”). The Vetex venous thrombectomy catheter has also received Conformité Européenne Mark (“CE Mark”) approval, which is a prerequisite for commercialization in the E.U. The device’s dual action technology efficiently removes mixed-morphology clot in a single session, minimizing the need for thrombolytics and without capital equipment. Refer to the Product Development discussion below for next steps in preparation for commercialization of the venous thrombectomy catheter.

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

Drug-coated Balloons

Surmodics’ drug-coated balloons (“DCBs”) are designed for vascular interventions to treat peripheral arterial disease (“PAD”), a condition that causes a narrowing of the blood vessels supplying the extremities.

•

SurVeil™ DCB – paclitaxel-coated DCB to treat PAD in the upper leg (superficial femoral artery). In fiscal 2018, we entered into an agreement (the “Abbott Agreement”) with Abbott Vascular, Inc. (“Abbott”) that provides Abbott with exclusive worldwide commercialization rights to the SurVeil DCB product. Our SurVeil DCB utilizes a proprietary paclitaxel drug-excipient formulation for a durable balloon coating and is manufactured using an innovative process to improve coating uniformity.

We announced in January 2021 that our TRANSCEND clinical trial, the pivotal trial for the SurVeil DCB, met both the primary safety and primary efficacy endpoints, and the SurVeil DCB was found to be non-inferior in those endpoints to the Medtronic IN.PACT® Admiral® DCB, while delivering a substantially lower drug dose.

In the second quarter of fiscal 2021, we delivered to Abbott the written clinical report and related materials that demonstrated the primary safety endpoint and primary efficacy endpoint for the TRANSCEND clinical study were met. As a result, we received a $15 million milestone payment from Abbott in the second quarter of fiscal 2021, of which $10.8 million was recognized as license fee revenue in the second quarter of fiscal 2021.

In June 2021, we submitted the fourth and final module of our PMA submission to the FDA for premarket approval (“PMA”) of our Surveil DCB, including certain long-term vital status data required by the FDA. We are targeting the second quarter of fiscal 2022 for receipt of PMA from the FDA, which is expected to fulfill the requirements for a $30 million milestone payment pursuant to the Abbott Agreement.

•

Sundance™ DCB – sirolimus-coated DCB to treat below-the-knee PAD. We commenced the SWING first-in-human, 35-patient clinical study of our Sundance DCB in the third quarter of fiscal 2020. In the second quarter of fiscal 2021, we completed enrollment in the SWING clinical study. We expect six-month results from the SWING clinical study to be available in the first quarter of fiscal 2022.

•

Avess™ DCB – paclitaxel-coated DCB for the treatment of arteriovenous (“AV”) fistulae commonly associated with hemodialysis. In fiscal 2019, we commenced and completed enrollment in a first in-human, 12-patient clinical study of our Avess DCB. In fiscal 2020, initial study results were received and demonstrated promising early safety data and performance insights, with greater than 90% of treated patients free from revascularization at six months. As of the third quarter of fiscal 2021, we have completed the build out of the full matrix sizes for the base balloon used in the Avess DCB. In the second half of fiscal 2021, process validation, design verification, and product validation efforts are underway as we continue to assess the optimal regulatory and clinical strategy for our Avess DCB.

Thrombectomy

Surmodics’ thrombectomy products are mechanical devices designed for the removal of clots from venous and arterial vascular beds without the need for capital equipment, while minimizing the need for thrombolytics.

•

Arterial Clot Removal – In the fourth quarter of fiscal 2020, we received FDA 510(k) clearance on our first thrombectomy device, the PounceTM Thrombectomy System, intended for the non-surgical removal of thrombi and emboli (clots) from the peripheral arterial vasculature. In the fourth quarter of fiscal 2021, we received FDA 510(k) clearance for an indication expansion to use the Pounce Thrombectomy System in smaller vessels down to 3.5 mm, which expands the therapeutic applicability of the device to include both superficial femoral arteries and infrapopliteal (below-the-knee) arteries. Clinical product evaluations are an important precursor to commercialization and provide product performance experience from physicians in real-world case settings. Clinical product evaluations of our Pounce Thrombectomy System began in the third quarter of fiscal 2021 and are expected to continue through early fiscal 2022.

•

Venous Clot Removal – On July 2, 2021, we completed the acquisition of Vetex and expanded our thrombectomy portfolio to include a second FDA 510(k)-cleared device, a venous thrombectomy catheter specifically designed to remove large, mixed-morphology blood clots commonly found with VTE. Process and manufacturing validations for our venous thrombectomy catheter are underway and are expected to continue through the second quarter of fiscal 2022. We expect to initiate clinical product evaluation activities for our venous thrombectomy catheter in calendar 2022.

Radial Access

Surmodics’ SublimeTM radial access and therapeutic devices are designed to provide wrist access to the peripheral vasculature.

•	Sublime Guide Sheath – In fiscal 2019, we received FDA 510(k) clearance for our Sublime guide sheath, which enables the performance of lower extremity interventions from the radial artery.
•

Sublime .014 RX PTA Dilatation Catheter – In the third quarter of fiscal 2020, we received FDA 510(k) clearance for the Sublime radial-access .014 RX percutaneous transluminal angioplasty (“PTA”) dilatation catheter for treatment of lesions in arteries below the knee.

•

Sublime .018 RX PTA Dilatation Catheter – In the third quarter of fiscal 2021, we received FDA 510(k) clearance for the Sublime radial-access .018 RX PTA dilatation catheter for treatment of lesions above the knee.

Clinical product evaluations of both our Sublime guide sheath and .014 RX PTA dilatation catheter products began in the second quarter of fiscal 2021 and are expected to continue through the second half of fiscal 2021. We are targeting the first half of fiscal 2022 to initiate clinical product evaluation activities for our Sublime .018 RX PTA dilatation catheter product.

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

•

.014 and .018 Low-profile PTA Balloon Dilation Catheters – specialty PTA balloon catheters for difficult-to-treat lesions. These products were commercialized in fiscal 2020 pursuant to an agreement with Cook Medical for worldwide distribution, excluding Japan. Shipment of initial orders and the U.S. commercial launch commenced in the third quarter of fiscal 2020.

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

The family of patents that protected our fourth-generation PhotoLink™ hydrophilic coating technology expired in the first quarter of fiscal 2020 in all countries where patent coverage existed for the technology, except in Japan, where the relevant patent expired in the first quarter of fiscal 2021. Medical Device royalties revenue associated with our fourth-generation hydrophilic coating technology was approximately 14%, 21% and 21% of our total revenue for fiscal 2020, 2019 and 2018, respectively. Of the license agreements using our fourth-generation and early-generation Photolink technologies, most continue to generate royalties revenue for know-how and other proprietary rights, at a reduced royalty rate, beyond patent expiration. The amount of the decline in royalties and license fee revenue in fiscal 2020, compared to the prior year, related specifically to the expiration of fourth-generation hydrophilic coating patents was approximately $5.5 million. In fiscal 2021, we expect a decline of approximately $1.0 million to $1.5 million in royalties and license fee revenue, compared to the prior year, specific to the tail-end impact of these fourth-generation patent expirations, which reflects the mitigating impact of growth among our fourth-generation coating customers. In addition, we expect the decline in fourth-generation coating royalties to be more than offset by continued growth in our next-generation Serene hydrophilic coating royalties portfolio.

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

Results of Operations

Three and Nine Months Ended June 30, 2021 and 2020

Revenue. Revenue for the third quarter of fiscal 2021 was $23.9 million, a decrease of 11.2%, compared to the third quarter of fiscal 2020. Revenue for the first nine months of fiscal 2021 was $81.2 million, an increase of 12.2%, compared to the same prior-year period. The following is a summary of revenue by operating segment:

	Three Months Ended June 30,			Nine Months Ended June 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Revenue
Medical Device	$16,755	$20,514	(18.3)%	$60,858	$54,222	12.2%
In Vitro Diagnostics	7,118	6,369	11.8%	20,307	18,099	12.2%
Total Revenue	$23,873	$26,883	(11.2)%	$81,165	$72,321	12.2%

Medical Device. Medical Device revenue was $16.8 million in the third quarter of fiscal 2021, a decrease of 18.3%, compared to $20.5 million for the third quarter of fiscal 2020. Medical Device revenue for the first nine months of fiscal 2021 was $60.9 million, an increase of 12.2%, compared to the same prior-year period.

Medical Device royalties and license fee revenue was $8.8 million for the third quarter of fiscal 2021, a decline of 29.1% or $3.6 million, and was $38.2 million for the first nine months of fiscal 2021, an increase of 24.1% or $7.4 million, compared to the same respective prior-year periods. License fee revenue under the Abbott Agreement was $1.0 million and $7.6 million for the third quarter of fiscal 2021 and 2020, respectively, and $14.8 million and $10.4 million for the first nine months of fiscal 2021 and 2020, respectively. The fluctuations in Abbott Agreement license fee revenue were primarily due to the receipt of milestone payments. In the second quarter of fiscal 2021, a $15.0 million milestone payment was received on which $11.0 million in Abbott Agreement license fee revenue was recognized in the first nine months of fiscal 2021. In the third quarter of fiscal 2020, a $10.8 million milestone payment was received on which $6.7 million in Abbott Agreement license fee revenue was recognized in the third quarter and first nine months of fiscal 2020. Royalties revenue increased 63.1% to $7.8 million for the third quarter of fiscal 2021, compared to $4.8 million in the prior-year quarter, and increased 13.6% to $23.1 million for the first nine months of fiscal 2021, compared to $20.4 million in the same prior-year period. With respect to COVID-19, the third quarter of fiscal 2020 provides a favorable comparison as it was the most significantly impacted period since the onset of the pandemic. Fiscal 2021 royalties revenue benefited from broad-based, year-over-year growth, most notably from our Serene coating customers. For the first nine months of fiscal 2021, the year-over-year impact of the expiration our fourth-generation hydrophilic coatings was approximately $1.2 million, largely in the first quarter.

Medical Device product sales declined 4.7% to $5.5 million for the third quarter of fiscal 2021, compared to the prior-year quarter. For the first nine months of fiscal 2021, Medical Device product sales declined 4.8% to $15.5 million, compared to the same prior-year period. For both the third quarter and first nine months of fiscal 2021, product sales were unfavorably impacted by softness in legacy balloon catheter sales volume due in part to a product replacement matter for one of our contract manufactured products. For the third quarter of fiscal 2021, this was offset, in part, by growth in product sales of chemical reagents, compared the prior year.

In Vitro Diagnostics. In Vitro Diagnostics revenue increased 11.8% to $7.1 million for the third quarter of fiscal 2021 and increased 12.2% to $20.3 million for the first nine months of fiscal 2021, compared to the same respective prior-year periods. For the third quarter of fiscal 2021, IVD product sales benefited from favorable order timing for our distributed antigen products. For the first nine months of fiscal 2021, the growth in IVD revenue was driven by broad-based demand across all IVD product offerings, notably for our microarray slide/surface products and development projects.

Operating costs and expenses. Major costs and expenses as a percentage of total revenue were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2021		2020		2021		2020
(In thousands)	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue
Product costs	$5,105	21%	$4,443	17%	$13,018	16%	$11,415	16%
Research and development	12,246	51%	13,324	50%	36,003	44%	37,401	52%
Selling, general and administrative	7,885	33%	7,416	28%	22,815	28%	21,092	29%
Acquired intangible asset amortization	560	2%	536	2%	1,676	2%	1,671	2%
Acquisition transaction, integration and other costs	461	2%	—	—	461	1%	—	—

Product costs. Product gross margins (defined as product sales less related product costs, as a percentage of product sales) were 58% and 63% for the third quarter of fiscal 2021 and 2020, respectively, and 62% and 66% for the first nine months of fiscal 2021 and 2020, respectively. For both the three- and nine-month periods in fiscal 2021, product gross margins were unfavorably impacted by $0.7 million in charges related to a product replacement matter for one of the contract manufactured products in our Medical Device business, partly offset by the net favorable impact from mix with as a result of growth in IVD product sales and a decline in legacy balloon catheter product sales.

Research and development (“R&D”) expense. For the third quarter of fiscal 2021, R&D expense declined 8%, or $(1.1) million, compared to the prior-year quarter. For the first nine months of fiscal 2021, R&D expense declined 4%, or $(1.4) million, compared the same prior-year period. R&D expense as a percentage of revenue was 51% and 50% for the third quarter of fiscal 2021 and 2020, respectively, and 44% and 52% for the first nine months of fiscal 2021 and 2020, respectively. Clinical trial spending and other costs related to our SurVeil DCB declined for both the third quarter and first nine months of fiscal 2021, compared to the same respective prior-year periods, with the progression of the TRANSCEND clinical trial from patient follow up in fiscal 2020 to preparation of the clinical report and submission of the final PMA modules in fiscal 2021.

Selling, general and administrative (“SG&A”) expense. For the third quarter of fiscal 2021, SG&A expense increased 6%, or $0.5 million, compared the prior-year quarter. For the first nine months of fiscal 2021, SG&A expense increased 8%, or $1.7 million, compared the same prior-year period. SG&A expense as a percentage of revenue was 33% and 28% for the third quarter of fiscal 2021 and 2020, respectively, and 28% and 29% for the first nine months of fiscal 2021 and 2020, respectively. Personnel and other investments to support product development and strategic initiatives drove the increase in SG&A expense in the third quarter and first nine months of fiscal 2021, compared to the prior year.

Acquired intangible asset amortization. We have previously acquired certain intangible assets through business combinations. Amortization expense on acquired intangible assets was consistent for both the third quarter and first nine months of fiscal 2021, compared the same respective prior-year periods.

Acquisition transaction, integration and other costs. In the third quarter of fiscal 2021, we incurred $0.5 million in legal, accounting and other due diligence costs specifically related to the acquisition of Vetex. We expect to report a similar amount of acquisition costs in the fourth quarter of fiscal 2021.

Other (expense) income. Other expense was $(0.1) million for the third quarter of fiscal 2021, compared to other income of less than $0.1 million for the third quarter of fiscal 2020. Other expense was $(0.3) million and $(0.1) million for the first nine months of fiscal 2021 and 2020, respectively. The first nine months of fiscal 2020 included a $0.5 million impairment loss on a strategic investment to reduce the carrying value to zero. Investment income declined in the third quarter and first nine months of fiscal 2021 relative to the prior year commensurate with a decline in interest rates. Foreign currency losses totaled $(0.1) million in both the third quarter of fiscal 2021 and 2020 and $(0.2) million and $(0.1) million for the first nine months of fiscal 2021 and 2020. respectively. Foreign currency (losses) gains result primarily from the impact of U.S. to Euro exchange rate fluctuations on certain intercompany obligations. Foreign currency (losses) gains reflect (strengthening) weakening of the Euro relative to the U.S. dollar in each respective period.

Income tax (provision) benefit. For the third quarter of fiscal 2021, income tax expense was $(0.8) million, compared to income tax benefit of $1.2 million in the prior-year quarter. For the first nine months of fiscal 2021, income tax expense was $(2.4) million, compared to income tax benefit of $3.4 million in the same prior-year period. Reported income tax (expense) benefit reflects the impact to pretax income of the receipt of Abbott milestone payments in the second quarter of fiscal 2021 and the third quarter of fiscal 2020. In the third quarter of fiscal 2020, we recorded a discrete tax benefit of $1.8 million as result of our ability under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), enacted in March 2020, to carry back net operating losses incurred to periods when the statutory tax rate was 35% versus our current tax rate of 21%.

The Company’s effective tax rate reflects the impact of state income taxes, permanent tax items and discrete tax benefits, as well as operating results in Ireland, where tax expense or benefit is offset by a valuation allowance. The tax (expense) benefit recognized in the third quarter and first nine months of fiscal 2021 and 2020 reflect expected full-year pre-tax operating results, impacted by our estimated U.S. federal R&D tax credit and by excess tax benefits related to stock-based compensation due to equity award exercise activity.

Segment Operating Results

Operating results for each of our reportable segments were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Operating (loss) income:
Medical Device	$(2,491)	$532	$5,480	$(1,344)
In Vitro Diagnostics	3,378	3,254	10,407	9,315
Total segment operating income	887	3,786	15,887	7,971
Corporate	(3,271)	(2,622)	(8,695)	(7,229)
Total operating (loss) income	$(2,384)	$1,164	$7,192	$742

Medical Device. Our Medical Device business reported an operating loss of $(2.5) million and operating income of $0.5 million for the third quarter of fiscal 2021 and 2020, respectively, representing (14.9)% and 2.6% of revenue, respectively. For the first nine months of fiscal 2021 and 2020, our Medical Device business reported operating income of $5.5 million and an operating loss of $(1.3) million, respectively, representing 9.0% and (2.5)% of revenue, respectively. The year-over-year contribution to operating (loss) income from royalties and license fee revenue declined $(3.6) million for the third quarter of fiscal 2021 and increased $7.4 million for the first nine months of fiscal 2021. Royalties revenue increased $3.0 million and $2.8 million for the third quarter and first nine months of fiscal 2021, respectively, primarily due to significant prior-year COVID-19 impacts and underlying growth. License fee revenue reflects the timing of Abbott milestone payments received and declined $(6.6) million for the third quarter of fiscal 2021 and increased $4.6 million for the first nine months of fiscal 2021, compared to the prior year, as a result of the $15.0 million milestone payment received in the second quarter of fiscal 2021 and the $10.8 million milestone payment received in the third quarter of fiscal 2020. Medical Device operating expenses, excluding product costs, declined $(0.8) million and $(1.1) million for the third quarter and first nine months of fiscal 2021 and 2020, respectively, compared to the prior year, primarily driven by a decline in SurVeil-related R&D expense.

Medical Device product gross margins were 51.0% and 54.2% for the third quarter of fiscal 2021 and 2020, respectively, and 54.5% and 62.1% for the first nine months of fiscal 2021 and 2020, respectively. For the third quarter of fiscal 2021, compared the prior year, product gross margins were unfavorably impacted by $0.7 million in charges related to a product replacement matter for one of our contract manufactured products, partly offset by the favorable impact of product mix with strong sales of coating reagents and a decline in legacy balloon catheter sales. For the first nine months of fiscal 2021, compared to the prior year, product gross margins were unfavorably impacted by both a product replacement matter for one of our contract manufactured products and by leverage on lower sales volume of coating reagents early in fiscal 2021.

In Vitro Diagnostics. Our In Vitro Diagnostics business reported operating income of $3.4 million and $3.3 million for the third quarter of fiscal 2021 and 2020, respectively, representing 47.5% and 51.1% of revenue, respectively. For the first nine months of fiscal 2021 and 2020, our In Vitro Diagnostics business reported operating income of $10.4 million and $9.3 million, respectively, representing 51.2% and 51.5% of revenue, respectively. Product gross margins were 63.4% and 71.0% in the third quarter fiscal 2021 and 2020, respectively, and 67.6% and 69.9% for the first nine months of fiscal 2021 and 2020, respectively. For the both the third quarter and first nine months of fiscal 2021, product margins were unfavorably impacted by product mix from a relative increase in sales of our distributed antigen products.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive, corporate accounting, legal, human resources and Board of Directors related fees and expenses, which have not been fully allocated to the Medical Device and IVD segments. Corporate operating expenses increased by $0.6 million and $1.5 million in the third quarter and first nine months of fiscal 2021, respectively, compared to the same prior-year periods, primarily due to $0.5 million in Vetex acquisition-related costs, as well increases in compensation-related expenses.

Liquidity and Capital Resources

As of June 30, 2021, working capital totaled $76.5 million, an increase of $8.7 million from September 30, 2020. Working capital is defined by us as current assets minus current liabilities. Cash and cash equivalents and available-for-sale investments totaled $72.0 million as of June 30, 2021, an increase of $10.9 million from $61.1 million as of September 30, 2020. This change was primarily driven by the $15 million clinical report milestone payment received under the Abbott Agreement in fiscal 2021, partly offset by $2.9 million in capital expenditures, $2.3 million to purchase common stock to pay employee taxes resulting from the exercise of stock options and vesting of other stock awards, and the $1.0 million payment to Embolitech, LLC as a result of the achievement of a contingent milestone in fiscal 2020.

Surmodics maintains access to capital to support liquidity and continued growth. In fiscal 2020, the Company entered into a secured revolving credit facility pursuant to a Loan and Security Agreement (the ‘‘Loan Agreement’’). The Loan Agreement provides for availability of up to $25 million under a secured revolving line of credit. The outstanding balance on the revolving credit facility was zero as of June 30, 2021. In fiscal 2020, the Company filed a universal shelf registration statement with the SEC as a matter of standard corporate governance to provide the flexibility to access public capital markets in order to respond to future business needs and opportunities. The shelf registration statement became effective on May 29, 2020 and allows the Company to offer potentially up to $200 million in debt securities, common stock, preferred stock, warrants, and other securities or any such combination of such securities in amounts, at prices, and on terms announced if and when the securities are ever offered.

The Company’s investment policy excludes ownership of collateralized mortgage obligations, mortgage-backed derivatives and other derivative securities without prior written approval of the Board of Directors. Our investments primarily consist of money market, corporate bond and commercial paper securities and are reported at fair value as available-for-sale investments totaling $9.8 million as of June 30, 2021. Our investment policy requires that no more than 5% of investments be held in any one credit or issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity, while generating an above-benchmark (Barclays Short Treasury 1-3 Month Index) total rate of return on a pre-tax basis.

We believe that our existing cash and cash equivalents and available-for-sale investments, which totaled $72.0 million as of June 30, 2021, together with cash flow from operations and our revolving line of credit, will provide liquidity sufficient to meet our cash needs and fund our operations, the Vetex acquisition, and planned capital expenditures for the next twelve months. There can be no assurance, however, that our business will continue to generate cash flows at historic levels.

Cash Flow Operating Results. Cash flow results were as follows:

	Nine Months Ended
	June 30,
(In thousands)	2021	2020
Cash provided by (used in):
Operating activities	$14,500	$12,696
Investing activities	16,644	(1,871)
Financing activities	198	(4,808)
Effect of exchange rates on changes in cash and cash equivalents	50	8
Net change in cash and cash equivalents	$31,392	$6,025

Operating Activities. Cash provided by operating activities totaled $14.5 million for the first nine months of fiscal 2021, compared to cash provided of $12.7 million in the same prior-year period. Net income was $4.5 million and $4.1 million for the first nine months of fiscal 2021 and 2020, respectively. Net changes in operating assets and liabilities reduced cash flows from operating activities by $1.2 million and $1.5 million during the first nine months of fiscal 2021 and 2020, respectively. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

•

Cash (used in) provided by accounts receivable and contract asset was $(1.8) million cash used in the first nine months of fiscal 2021, compared to $4.3 million cash provided in the same prior-year period. Royalty payments receivable from customers (contract asset) increased in the current period, reflecting underlying growth and diminishing impacts from COVID-19, whereas the contract asset balance decreased substantially in the same prior-year period, as the third quarter of fiscal 2020 was the most significantly impacted period since the onset of the COVID-19 pandemic. In addition, timing fluctuations in accounts receivable balances were unfavorable to cash flow in the fiscal 2021 period and slightly favorable to cash flow in the same prior-year period.

•

Cash used by inventories was $(0.4) million for the first nine months of fiscal 2021, compared to cash used of $(1.3) million in the same prior-year period, due to planned increases in safety stock in the prior-year period.

In the prior-year period, income taxes also impacted cash provided by operating activities. As a result of the NOL carryback provisions of the CARES Act, enacted in March 2020, income tax receivable increased to $4.9 million as of June 30, 2020, compared to $0.6 million as of September 30, 2019, and deferred income taxes decreased to $5.6 million as of June 30, 2020, compared to $6.2 million as of September 30, 2019. In the current-year fiscal 2021 period, income tax receivable decreased to $1.1 million as of June 30, 2021, compared to $2.4 million as of September 30, 2020, and deferred income taxes decreased to $6.4 million as of June 30, 2021, compared to $7.3 million as of September 30, 2020.

Additionally, the portion of acquisition-related contingent consideration and other payments classified as reduction of cash flows from operations was $0.6 million in the first nine months of fiscal 2020, as it related to accretion expense, which increased these obligations from the acquisition date through settlement.

Investing Activities. Cash provided by investing activities totaled $16.6 million for the first nine months of fiscal 2021, compared to cash used of $(1.9) million in the same prior-year period. Net purchases and maturities of available-for-sale investments were a source of cash of $20.5 million in the first nine months of fiscal 2021 as the Company managed liquidity in preparation for the Vetex acquisition, compared to a source of cash of $0.8 million in the first nine months of fiscal 2020. In the first quarter of fiscal 2021, the Company paid $1.0 million for acquisition of intangible assets (patents) to the sellers of Embolitech, LLC as a result of the achievement of a contingent milestone in fiscal 2020. Capital expenditures for property, plant and equipment totaled $2.9 million and $2.6 million for the first nine months of fiscal 2021 and 2020, respectively.

Financing Activities. Cash provided by financing activities totaled $0.2 million for the first nine months of fiscal 2021, compared to cash used of $(4.8) million in the same prior-year period. Issuance of common stock upon the exercise of stock options and vesting of other stock awards was a source of cash of $2.6 million and $1.2 million for the first nine months of fiscal 2021 and 2020, respectively. In the first nine months of fiscal 2021 and 2020, we paid $2.3 million and $2.4 million, respectively, to purchase common stock to pay employee taxes resulting from the exercise of stock options and vesting of other stock awards. In the first nine months of fiscal 2020, contingent consideration payments totaled $3.2 million related to the acquisition of NorMedix, Inc., with $0.6 million and $2.6 million classified as cash used in operating and financing activities, respectively.

Customer Concentrations

We have agreements with a diverse base of customers and certain customers have multiple products using our technology. Abbott and Medtronic are our largest customers, comprising 19% and 14%, respectively, of our consolidated revenue for fiscal 2020. These same customers each comprised 24% and 13%, respectively, of our consolidated revenue for the nine months ended June 30, 2021. Revenue generated under our SurVeil DCB license agreement with Abbott represented 18% of total revenue for the nine months ended June 30, 2021. Apart from the SurVeil DCB license, Abbott has several separately licensed products which generate royalties revenue for Surmodics, none of which represented more than 3% of total revenue for the nine months ended June 30, 2021. Medtronic has several separately licensed products that generate royalties revenue for Surmodics, none of which represented more than 5% of our total revenue for the nine months ended June 30, 2021. No other individual customer constitutes more than 10% of Surmodics’ total fiscal 2021 to date or fiscal 2020 revenue.

Share Purchase Activity

Our Board of Directors has authorized the repurchase of up to an additional $25.3 million of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorization has no fixed expiration date. No shares were repurchased in the nine months ended June 30, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2021 and September 30, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Significant Estimates

Critical accounting policies are those policies that require the application of management’s most challenging, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. For the nine months ended June 30, 2021, there were no significant changes in our critical accounting policies. For a detailed description of our other critical accounting policies and significant estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Forward-looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, expectations concerning: the impacts, duration and severity of the global COVID-19 pandemic; clinical studies, the expected timing of their results, and the potential timing of future clinical studies; our business and growth strategy, including our ability to conduct market evaluations and bring new products to market; the development of future products and their anticipated attributes; anticipated regulatory submissions and approvals, including the expected timing thereof; the initiation or continuation of clinical product evaluation activities; the initiation or continuation of manufacturing process validation activities; revenue potential related to the potential commercial launch of the SurVeil™ drug-coated balloon (“DCB”) following its regulatory approval; estimated revenue expected to be recognized in future periods; future revenue growth and our future success; future gross margins and operating expenses; estimated future amortization expense; future operating lease maturities; recognition of unrecognized compensation costs; anticipated patent expirations and their potential impacts on our royalties revenue; expectation regarding specific product royalties portfolios; potential future customer actions; the potential for a future milestone payment under our agreement with Abbott; research and development plans and expenses, including the estimated cost associated with the TRANSCEND clinical trial; future cash flow and sources of funding, including our revolving credit facility, and their ability together with existing cash, cash equivalents, and investments to provide liquidity sufficient to meet our cash needs and fund our operations, acquisition-related spending, and planned capital expenditures for the next twelve months; extension of our revolving credit facility; the impact of interest rate fluctuations on our results of operations or cash flows; the impact of potential change in raw material prices; our ability to recognize the expected benefits of our acquisitions; our estimated tax rate for fiscal 2021; the future impact of off-balance sheet arrangements and contractual obligations, including future payments to clinical research organizations; future payments related to completed acquisitions; the accounting treatment for the Vetex acquisition; future expenses related to acquisitions; estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts; and the impact of the adoption of new accounting pronouncements. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent our expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

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

•

our ability to identify and execute new acquisition opportunities and successfully managing the risks associated with acquisitions, which include the potential inability to integrate acquired operations, personnel, technology, information systems, and internal control systems and products; a lack of understanding of tax, legal and cultural differences for non-U.S. acquisitions; diversion of management’s attention; difficulties and uncertainties in transitioning the customers or other business relationships from the acquired entity to us; the loss of key employees of acquired companies; and potential impacts on cash flows; and

•

other factors described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, which you are encouraged to read carefully.

Many of these factors are outside our control and knowledge and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon our forward-looking statements and to consult any further disclosures by us on this subject in our filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of interest-bearing corporate debt securities with varying maturity dates, which are less than one year. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. As of June 30, 2021, we held $9.8 million in available-for-sale debt securities, of which $5.7 million had maturity dates of less than one year. Therefore, interest rate fluctuations would have an insignificant impact on our results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements and commercial paper instruments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021. Based on that evaluation, the Company’s Certifying Officers concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company has been involved in various legal actions involving its operations, products and technologies, including intellectual property and employment disputes.

Item 1A. Risk Factors

The risks described below and those identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 2, 2020, under Part 1, Item 1A, “Risk Factors” could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q.

Failure to successfully integrate the acquisition of Vetex Medical Limited or commercialize its product may limit our growth and adversely impact operating results, cash flows and liquidity.

On July 2, 2021, we completed the acquisition of all outstanding shares of Vetex Medical Limited (“Vetex”). Vetex holds a Food and Drug Administration 510(k) clearance, European Union CE Mark, and portfolio of patents related to its venous mechanical thrombectomy catheter product (the “Vetex Product”). However, Vetex had not initiated commercial production or established commercialization of the Vetex Product prior to the acquisition. We acquired Vetex with an upfront cash payment of $39.9 million and are obligated to pay additional installments totaling $3.5 million in fiscal 2024 through fiscal 2027. These payments may be accelerated upon the occurrence of certain product development and regulatory milestones. An additional $3.5 million in payments are contingent upon the achievement of certain product development and regulatory milestones within a contingency period ending in fiscal 2027. We expect to recognize approximately $28 million in intangible assets, approximately $3 million in deferred tax liabilities, and approximately $19 million in goodwill related to the acquisition.

For us to realize the anticipated benefits of the Vetex acquisition, we must successfully integrate the Vetex operations, establish commercial manufacturing for the Vetex Product, and successfully develop and execute a commercialization strategy for the Vetex Product. If we are unsuccessful, or encounter delays or cost overruns, in integrating the Vetex operations or establishing commercial manufacturing for the Vetex Product, or if potential customers do not adopt the Vetex Product at sufficient levels to make it a commercial success, our operating results, cash flows and liquidity may be adversely impacted. Further, the goodwill and intangible assets that we will recognize related to the acquisition may become impaired if the financial performance of the Vetex Product does not meet our expectations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The Company did not purchase any of its common stock during the three months ended June 30, 2021. As of June 30, 2021, the Company had an aggregate of $25.3 million available for future common stock repurchases under an authorization approved by the Board of Directors for up to $20.0 million on November 6, 2015, all of which is remaining, and an authorization approved by the Board of Directors on November 5, 2014 of which $5.3 million is remaining. These authorizations for share repurchases do not have a fixed expiration date.

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

2.4

Share Purchase Agreement by and among Surmodics, Inc., SurModics MD, LLC, and the shareholders of Vetex Medical Limited named therein dated as of July 2, 2021 — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 2, 2021.

2.5

Put and Call Option Agreement by and among SurModics MD, LLC and the shareholders of Vetex Medical Limited named therein dated as of July 2, 2021 — incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 2, 2021.

3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on July 29, 2016.

3.2	Restated Bylaws of Surmodics, Inc., as amended December 18, 2015 — incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 23, 2015.

10.1

First Amendment to Loan and Security Agreement dated as of July 2, 2021 by and among Surmodics, Inc., the other loan parties party thereto, and Bridgewater Bank — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 2, 2021.

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

August 4, 2021	Surmodics, Inc.

	By:	/s/ Timothy J. Arens
Timothy J. Arens
Senior Vice President of Finance and Chief Financial Officer

(duly authorized signatory and principal financial officer)