Form 10-K
period 2021-09-30
SURMODICS INC
filed 2021-11-24
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 0-23837

Surmodics, Inc.

(Exact name of Registrant as specified in its Charter)

Minnesota	41-1356149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9924 West 74th Street Eden Prairie, Minnesota	55344
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 500-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.05 par value	SRDX	Nasdaq Global Select Market

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 31, 2021 was approximately $752 million (based on the closing price of the Registrant’s Common Stock on such date).

The number of shares of Registrant’s Common Stock outstanding as of November 19, 2021 was 13,905,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference into Part III.

Forward-looking Statements

Certain statements contained in this Form 10-K, or in other reports of the Company and other written and oral statements made from time to time by the Company, do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, expectations concerning: the impacts, duration and severity of the global COVID-19 pandemic and the effects of responses to it on healthcare systems, the general economy, our business partners, and our operations; clinical studies, their results and the potential timing of future clinical studies; our strategies for growth, including our ability to sign new license agreements, conduct clinical evaluations, complete process and manufacturing validations, and bring new products to market; the development of future products and their anticipated attributes; regulatory submissions and approvals; our intent to pursue certain regulatory actions; the potential impact of U.S. Food and Drug Administration (“FDA”) communications; expectation regarding the receipt of results of clinical studies; expectation regarding delivery of clinical reports; our initiations for product evaluation activities; potential future milestone payments related to our SurVeil™ drug-coated balloon (“DCB”); revenue potential related to the potential commercial launch of the SurVeil DCB; future revenue growth, our longer-term valuation-creation strategy, and our future potential; plans for future clinical investment in new products; potential future disease rates; future opportunities and goals related to new product offerings; future gross margins and operating expenses; estimated future amortization expense; expectations regarding operating expenses; recognition of unrecognized compensation costs; anticipated patent expirations and their potential impacts on our royalties revenue; potential future customer actions; research and development plans and expenses, including the estimated cost associated with the TRANSCEND clinical trial; anticipated cash requirements; future cash flow and sources of funding, and their ability together with existing cash, cash equivalents, and investments to provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for the next twelve months; future property and equipment investment levels; expectations regarding declaring or paying dividends; plans regarding our securities investments and the potential impact of interest rate fluctuations; expectations regarding the maturity of debt; the impact of potential lawsuits or claims; where our manufacturing activities will take place for various categories of products; the impact of potential change in raw material prices, sources of raw materials and our ability to manufacture raw materials ourselves; the impact of Abbott, Medtronic, as well as other significant customers; our ability to recognize the expected benefits of our acquisitions; our strategic transformation to become a provider of vascular intervention medical device products; future income tax (benefit) expense, including from the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"); the future impact of off-balance sheet arrangements and contractual obligations; and the impact of the adoption of new accounting pronouncements. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent our expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

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

Many of these factors are outside our control and knowledge and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon our forward-looking statements and to consult any further disclosures by us on this subject in our filings with the SEC

PART I ITEM 1. BUSINESS OVERVIEW

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

Surmodics’ two reportable segments:

MEDICAL DEVICE	IN VITRO DIAGNOSTICS (“IVD”)

Manufacture of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices, as well as drug-delivery coating technologies to provide site-specific drug-delivery from the surface of a medical device, with end markets that include coronary, peripheral, neuro-vascular, and structural heart, among others.

Manufacture of vascular interventional medical devices, including drug-coated balloons, mechanical thrombectomy devices, and radial access balloon catheters and guide sheaths.

Manufacture of components for in vitro diagnostic immunoassay and molecular tests within the diagnostic, biomedical research, and life science markets. Component products include protein stabilizers, substrates, surface coatings and antigens.

Surmodics’ primary revenue sources:

PRODUCT SALES	ROYALTIES & LICENSE FEES	RESEARCH & DEVELOPMENT

•IVD segment sales of chemical components, including: stabilization products, substrates, surface coatings and antigens to the diagnostic and biomedical research markets

•Medical Device segment sales of reagent chemicals to licensees

•Medical Device segment sales of vascular intervention medical devices and related products to original equipment manufacturer suppliers and distributors

•Medical Device segment royalties from licensing of our proprietary surface modification coating and medical device technologies to medical device manufacturers

•Medical Device segment license fees primarily associated with exclusive worldwide commercialization rights for our SurVeilTM DCB pursuant to our Development and Distribution Agreement with Abbott Vascular, Inc.

•Medical Device segment commercial development feasibility services and contract coating services •IVD segment commercial development services

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

The information below provides an overview of the principal products, services and markets for each of our two reportable segments. The discussion of other aspects of our business including patents and proprietary rights, significant customers, manufacturing, government regulation, and our human capital applies to our business in general, and we describe material segment information within these sections where relevant.

MEDICAL DEVICE SEGMENT

Our Medical Device segment consists of two interrelated product platforms:

•

Vascular Intervention Products. We develop and manufacture our own proprietary vascular intervention medical device products, which leverage our expertise in surface modification coating technologies, product design and engineering capabilities. We believe our strategy of developing our own medical device products has increased, and will continue to increase, our relevance in the medical device industry. This strategy is key to our future growth and profitability, providing us with the opportunity to capture more revenue and operating margin with vascular intervention products than we would by licensing our device-enabling technologies.

•

Surface Modification Coating Technologies. Surmodics is an established market leader in proprietary surface modification coating technologies that impart lubricity, pro-healing, biocompatibility characteristics, or drug-delivery capabilities (together, “surface modification coating technologies”) to medical devices and delivery systems. We develop and commercialize our surface modification coating technologies through license agreements with medical device manufacturers for use in their medical devices.

OVERVIEW: VASCULAR INTERVENTION PRODUCTS	MEDICAL DEVICE SEGMENT

Our strategy is to develop a portfolio of highly differentiated medical devices for vascular interventional treatment. We invest in the development and commercialization of devices that serve large, under-penetrated markets; address unmet clinical needs; improve clinical outcomes for patients; and reduce procedure costs. Our pipeline of vascular intervention medical device products under development and recently commercialized includes the following primary platforms:

•	Drug-coated balloons (“DCBs”) to treat narrowing of the blood vessels supplying the legs (peripheral artery disease, or “PAD”);
•	Mechanical thrombectomy devices to remove clots from arteries and veins in the peripheral vasculature (primarily legs); and
•	Radial access devices that enable treatment of arterial lesions in the lower extremities via radial (wrist) access and can be used in alternative access sites, including femoral access.

In addition to these primary platforms, our device manufacturing operations include:

•

Specialty catheters. We have successfully developed, secured U.S. and European Union (“E.U.”) regulatory approval, and executed commercialization partnerships for several specialty catheter products. We have partnered with Medtronic plc (“Medtronic”) to distribute our Telemark microcatheter in the U.S. and Europe for coronary applications. We have partnered with Cook Medical to distribute our 0.014” and 0.018” low-profile percutaneous transluminal angioplasty (“PTA”) balloon catheters in the U.S. and Europe.

In addition, we leverage our proprietary balloon catheter technology to deliver contract-manufactured balloon catheter products to original equipment manufacturers (“OEMs”) on a limited scale.

For all of our products under development, as further described under the caption “Government Regulation” below, the expected timing and potential success of regulatory approval and commercialization for the products pending regulatory approval can vary greatly given the significant uncertainty inherent in product development and regulatory approval processes.

Drug Coated Balloons	MEDICAL DEVICE SEGMENT

We have leveraged our surface coating modification coating technologies to successfully develop multiple DCB devices for use in vascular interventions for prevention of restenosis, or the narrowing of vessels, after treatment. The following is a brief description of each of these devices and their stage of clinical development, with additional information about each device provided further below.

•

SurVeil DCB is a paclitaxel-coated DCB to treat PAD in the upper leg (superficial femoral artery). The SurVeil DCB has the necessary regulatory approval for commercialization in the E.U. As further discussed below, timing of commercialization in the E.U. is at the discretion of our exclusive distribution partner, Abbott Vascular, Inc. (“Abbott”). In fiscal 2021, the TRANSCEND pivotal clinical trial of our SurVeil DCB met both the primary safety and primary efficacy endpoints and was found to be non-inferior to the control device in those endpoints. As further discussed below, we are in the final stages of our application to the U.S. Food and Drug Administration (“FDA” or the “Agency”) for pre-market approval (“PMA”) of our SurVeil DCB.

•

SundanceTM DCB is a sirolimus-coated DCB used for the treatment of below-the-knee PAD, including critical limb ischemia (“CLI”). Follow-up visits for the SWING first-in-human clinical study of our Sundance DCB are complete, and we expect to develop the clinical report in the first quarter of fiscal 2022.

•

AvessTM DCB is a paclitaxel-coated DCB is used for the treatment of arteriovenous (“AV”) fistulae commonly associated with hemodialysis in patients with end-stage renal disease (“ESRD”). In fiscal 2020, we received results of the first-in-human clinical study of our Avess DCB, which demonstrated promising early safety data and performance insights. We plan to evaluate our strategy for further clinical investment in the Avess DCB based on the experience we gain from the PMA application process for SurVeil DCB.

Over 200 million people worldwide suffer from PAD, a serious and under-diagnosed circulatory condition caused by build-up of arterial plaque, most commonly in the legs. Twelve to 20 percent of Americans over 60 years old suffer from PAD, which increases risk of coronary artery disease, heart attack and stroke, and can impair the ability to walk. If left untreated, PAD can lead to gangrene and limb amputation.

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

SurVeil DCB. SurVeil is a paclitaxel-coated DCB to treat PAD in the upper leg (superficial femoral artery). The development of our SurVeil DCB started in fiscal 2016 and has been a major component of our vascular intervention product strategy. Our SurVeil DCB is a next-generation device that utilizes best-in-class technology for the treatment of PAD, including a proprietary paclitaxel drug-excipient formulation for a durable balloon coating manufactured using an innovative process to improve coating uniformity. Abbott has exclusive worldwide commercialization rights for the SurVeil DCB under a Development and Distribution Agreement (the “Abbott Agreement”), as further discussed below.

Below is a history of our investment in the development of the SurVeil DCB.

•

PREVEIL Early Feasibility Trial. In fiscal 2017, the PREVEIL early feasibility clinical trial of the SurVeil DCB met its primary endpoint by demonstrating peak paclitaxel plasma concentrations post-index procedure. Consistent with pre-clinical data, systemic drug levels were low and cleared rapidly. Data from the PREVEIL study demonstrated excellent safety results, with 91.7% of treated patients free of clinically driven target lesion revascularization through 24 months.

•

TRANSCEND Pivotal Clinical Trial. In fiscal 2017, we received an investigational device exemption from the FDA to initiate a pivotal clinical trial of the SurVeil DCB. The TRANSCEND trial provided the data necessary to evaluate the safety and effectiveness of our SurVeil DCB compared with the Medtronic IN.PACT® Admiral® DCB in treating PAD in the upper leg. The trial enrolled 446 subjects at 65 global sites. The trial’s primary efficacy endpoint is primary patency, defined as a composite of freedom from restenosis and clinically-driven target lesion revascularization through 12 months post-index procedure. All randomized subjects will be followed through 60 months post-index procedure. The TRANSCEND clinical trial data is being used to support application for regulatory approval and reimbursement for the SurVeil DCB in the U.S. We estimate that the total cost of the TRANSCEND clinical trial will range between $37 million to $40 million from inception to completion, with approximately 76% of estimated total trial costs incurred as of September 30, 2021. TRANSCEND trial enrollment began in the first quarter of fiscal 2018 and was completed in the fourth quarter of fiscal 2019.

•

We announced in January 2021 that our TRANSCEND pivotal clinical trial met both the primary safety and primary efficacy endpoints, and the SurVeil DCB was found to be non-inferior in those endpoints to the Medtronic IN.PACT® Admiral® DCB, while delivering a substantially lower drug dose.

•

E.U. Regulatory Approval (CE Mark). In fiscal 2020, we received Conformité Européenne Mark (“CE Mark”) approval, which is a prerequisite for commercialization of the SurVeil DCB in the E.U. The timeline for commercialization of the SurVeil DCB in the E.U. is to be determined at the discretion of Abbott, subject to the terms of the Abbott Agreement.

•

Status of U.S. Regulatory Approval. In the third quarter of fiscal 2021, we submitted the fourth and final module of our PMA application to the FDA for our SurVeil DCB, including two- and three-year mortality data from the TRANSCEND trial as requested by the Agency. The Agency has requested certain additional data, and we continue to work closely with the Agency to fulfill requirements regarding our PMA application. Unless and until FDA approval has been obtained, our SurVeil DCB may not be offered for commercial sale in the U.S.

Abbott Agreement. In fiscal 2018, we entered into the Abbott Agreement, which provided Abbott with exclusive worldwide commercialization rights for the SurVeil DCB. Pursuant to the terms of the Abbott Agreement, the Company has received, as of September 30, 2021, upfront and milestone payments totaling $60.8 million. The Company may receive an additional $30 million contingent milestone payment, pursuant to the terms of the Abbott Agreement, upon PMA of our SurVeil DCB by the FDA. This milestone payment amount is reduced to $27 million if PMA is received after December 31, 2022. Separately, Abbott also has the option to negotiate a commercialization agreement for Surmodics' below-the-knee SundanceTM DCB product.

Surmodics is responsible for conducting all necessary clinical trials and other activities required to achieve U.S. and E.U. regulatory clearances for the SurVeil DCB, including completion of the ongoing TRANSCEND pivotal clinical trial. Expenses related to these activities are paid by Surmodics. Abbott and Surmodics participate on a joint development committee charged with providing guidance on the Company’s clinical and regulatory activities related to the SurVeil DCB product. Upon commercial launch of the SurVeil DCB by Abbott, Surmodics will be responsible for manufacturing clinical and commercial quantities of the product and will realize revenue from product sales to Abbott, as well as a share of profits resulting from sales to third parties.

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

Sundance DCB. Our sirolimus-coated Sundance DCB is used for the treatment of below-the-knee PAD, including CLI. CLI is estimated to impact between 2.1 million and 3.8 million Americans, a number that could grow to between 2.4 million and 4.7 million by 2030. Rates of amputation and death are significant for CLI patients and there are currently no drug-delivery devices approved to treat the condition in the U.S.

In October 2019, the FDA designated the Sundance DCB as a “Breakthrough Device” under the FDA’s Breakthrough Devices Program, which is designed to streamline the market clearance/approval process for products that have the potential to provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. In fiscal 2020, we commenced the SWING first in-human, 35-patient clinical study. In fiscal 2021, we completed enrollment and six-month follow up visits for the SWING clinical study. We expect to develop the clinical report to provide to Abbott in the first quarter of fiscal 2022. Pursuant to the Abbott Agreement, Abbot has the option to negotiate a commercialization agreement for Sundance DCB product.

AvessTM DCB. Our paclitaxel-coated Avess DCB is used for the treatment of arteriovenous (“AV”) fistulae commonly associated with hemodialysis in patients with ESRD. It is estimated that approximately 800,000 Medicare patients and nearly five million patients worldwide live with ESRD.

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

In fiscal 2021, we completed design verification for the full matrix of balloon sizes for the base balloon catheter for our Avess DCB and began the process validation work on the base catheter. Additionally, the FDA has provided high-level feedback on Avess DCB pivotal clinical trial design considerations. We plan to evaluate our strategy for further clinical investment in the Avess DCB based on the experience we gain from the PMA application process for SurVeil DCB.

Thrombectomy Devices	MEDICAL DEVICE SEGMENT

We have successfully developed, internally and through acquisitions, two FDA 510(k) approved mechanical thrombectomy devices for the non-surgical removal of thrombi and emboli (clots) from the peripheral vasculature (legs). We believe that the ease of use, intuitive design and efficient performance of our thrombectomy products make these devices a viable first-line treatment option for interventionalists.

•	PounceTM Arterial Thrombectomy System for the removal of clots from arteries in the legs associated with PAD; and
•	ReVeneTM Venous Thrombectomy Catheter (Vetex) for the removal of clots from veins in the legs generally associated with venous thromboembolism (“VTE”).

Our thrombectomy products represent a core offering within our vascular intervention product strategy, providing the opportunity for:

•	Rapid growth in a large, under-penetrated market; and
•

Improved clinical outcomes and reduced healthcare costs, with single session treatment for removal of difficult clots, no capital equipment, and the potential to reduce the need for thrombolytic drugs.

We believe our proprietary Pounce arterial and ReVene venous thrombectomy platform technologies provide physicians with the opportunity to treat PAD and VTE in a more effective, cost-efficient manner than currently available treatments. The technologies offer innovative designs that may reduce the need for the use of thrombolytics. Thrombolytics are often associated with complications, which can include bleeding complications, longer hospital stays and higher cost of treatment. Our goal with our Pounce arterial and ReVene venous thrombectomy technologies is to reduce procedure time, efficiently remove large volumes of clot, and eliminate the need for additional external capital equipment, thereby providing an easy-to-use, on-the-table, single-session solution for clinicians.

Arterial Thrombectomy. Our Pounce Arterial Thrombectomy System, which received FDA 510(k) clearance in fiscal 2020, is a mechanical thrombectomy device intended for the non-surgical removal of thrombi and emboli from the peripheral arterial vasculature. The device consists of three components: a 5 Fr basket delivery catheter, a basket wire assembly, and a trumpet assembly. After the basket wire assembly is delivered distal to the location of the thrombus, two nitinol self-expanding baskets are deployed to collect and entrain the clot into a trumpet-shaped nitinol wire mesh. With the clot entrained, the trumpet assembly is then collapsed into a 7 Fr procedure guide sheath through which the clot is withdrawn and removed from the body.

Acute vascular occlusion, or the blocking of arteries by clots or plaque, is a peripheral vascular condition commonly associated with PAD. Twelve to 20 percent of Americans over 60 years old have PAD, or over 200 million patients in the U.S. Often, these arterial clots require surgical intervention and have proven difficult to remove with currently available medical device technologies. Depending on the age and magnitude of the occlusion and the viability of the threatened limb, existing treatments for this condition may include catheter directed thrombolysis, surgical embolectomy, and/or percutaneous mechanical thrombectomy. In cases in which the occlusion has caused irreversible damage to the limb, acute limb ischemia can result in the amputation of a lower extremity.

In fiscal 2021, we initiated clinical product evaluations of our Pounce Arterial Thrombectomy System, with positive, encouraging results. Early physician feedback from product evaluations has indicated the Pounce Arterial Thrombectomy System is capable of achieving positive outcomes with minimal blood loss and with minimal use of thrombolytics. The device offers a grab-and-go design to simplify setup and limit the physician’s learning curve.

Venous Thrombectomy. Our ReVene Venous Thrombectomy Catheter, which received FDA 510(k) clearance in fiscal 2021, is a mechanical thrombectomy catheter for use in venous vascular beds that is specifically designed to remove large, mixed-morphology blood clots commonly found with VTE. The ReVene Venous Thrombectomy Catheter has received CE Mark approval, which is a prerequisite for commercialization in the E.U. The device’s dual-action technology features a constant spring tension basket, which provides optimal wall apposition over a range of vessel diameters, to engage and collect the clot, while the motor-driven Archimedes screw macerates and removes the collected clot. As with our Pounce arterial device, the ReVene Venous Thrombectomy Catheter is intuitive and approachable to facilitate widespread adoption, with a low learning curve for the interventionalist.

We acquired this venous thrombectomy catheter device technology with our fiscal 2021 acquisition of Vetex Medical Limited (“Vetex”), which was privately held and is based in Galway, Ireland. We acquired Vetex with an upfront cash payment of $39.9 million. Additional payments of up to $7 million, of which $3.5 million of which are guaranteed, may be made upon achievement of certain product development and regulatory milestones.

Following the Vetex acquisition, process and manufacturing validations for our ReVene Venous Thrombectomy Catheter are underway and are expected to continue through the second quarter of fiscal 2022. We expect to initiate clinical product evaluation activities for our ReVene Venous Thrombectomy Catheter in the second half of fiscal 2022.

Venous thromboembolism (“VTE”) is an under-diagnosed and serious, yet treatable, medical condition that can cause disability and death. VTE includes deep vein thrombosis (“DVT”), which occurs when a blood clot forms in a deep vein, usually in the lower leg, thigh, or pelvis, and PE, which occurs when a clot breaks loose and travels through the bloodstream to the lungs. In the U.S., over 900,000 people present with VTE each year, of which approximately 650,000 are diagnosed with DVT. The current standard of care for treating VTE is conservative medical management with anticoagulant drugs designed to prevent further blood clotting. While anticoagulation remains the most widespread therapy for DVT, interventional treatment has demonstrated the potential for better outcomes in select patients.

The FDA requires specific indications for devices to be marketed for treatment of certain aspects of VTE, such as DVT and PE. The ReVene Venous Thrombectomy Catheter is indicated for mechanical de-clotting and controlled and selected infusion of physician specified fluids, including thrombolytics, in the peripheral vasculature. The device currently is not indicated for the treatment of DVT or PE. We intend to pursue development and regulatory actions that would expand the field of use for our thrombectomy products, which may include DVT, PE and ischemic stroke.

Radial Access Devices	MEDICAL DEVICE SEGMENT

We have successfully developed and secured FDA 510(k) regulatory approval for a suite of devices for vascular intervention via radial (wrist) access. These devices include:

•	SublimeTM guide sheath to provide the conduit for peripheral intervention with an access point at the wrist that enables treatment all the way to the pedal loop of the foot;
•	Sublime .014 RX PTA Dilatation Catheter for treatment of lesions in arteries below the knee all the way to the patient’s toes and around the pedal loop; and
•	Sublime .018 RX PTA Dilatation Catheter for treatment of lesions in arteries above and below the knee.

Our Sublime portfolio is unique in that each of these devices are purpose built for above- and below-knee peripheral interventions that can employ both a conventional transfemoral approach and a transradial approach. Our Sublime guide sheath performance is enhanced by our latest generation hydrophilic coating. We believe that radial access procedures offer significant benefits by improving patient comfort, reducing recovery and ambulation times, and potentially lowering access site complications. Our Sublime device portfolio meets an unmet clinical need by providing the longer, lower-profile devices that are robust enough to deliver treatment from the wrist all the way to the pedal loop in the foot.

During fiscal 2021, we conducted clinical product evaluations of each of the Sublime products to understand product performance characteristics in real-world case settings. While we’re continuing to conduct product evaluations, we believe the Sublime platform is uniquely positioned to lead the market for dedicated devices that facilitate a radial to peripheral approach. Below are a few of the unique advantages of our Sublime products.

•

Our Sublime Guide Sheath is the only 5F guide sheath available in a length up to 150cm, making it an ideal device for operators who seek a smaller profile sheath to help minimize radial artery spasm or to treat smaller patients when performing peripheral interventions via radial access. Physician feedback from product evaluations has indicated our Sublime guide sheath offers a low-profile design for patient comfort, superior trackability through tortuous anatomy, and resistance to kinking when compared to alternative devices.

•

Our Sublime .014 RX PTA Dilatation Catheter is the longest catheter of its kind in the U.S. market, at 250 cm. Physician feedback from product evaluations has indicated our Sublime .014 catheter provides superb deliverability and the ability to cross challenging lesions.

•

Our Sublime .018 RX PTA Dilatation Catheter complements the Sublime .014 product by allowing a physician to treat lesions both above and below the knee. Early feedback physician feedback from product evaluations has indicated our Sublime .018 catheter offers the same performance advantages as our Sublime .014 device.

Commercialization – Vascular Intervention Products	MEDICAL DEVICE SEGMENT

Drug-coated Balloons. Abbott holds the exclusive worldwide commercialization rights for the SurVeil DCB under the terms of the Abbott Agreement. The timeline for commercialization of the SurVeil DCB is to be determined at the discretion of Abbott, subject to the terms of the Abbott Agreement. Abbott also has an option to negotiate an agreement for commercialization of the Sundance DCB product, and our regulatory and commercialization strategy for our Sundance DCB will be informed by Abbott’s decision with respect to this option. For our Avess DCB, our regulatory and commercialization strategy will be informed by the experience we gain from the PMA application process for the SurVeil DCB.

Radial Access and Thrombectomy Devices. Recent clinical product evaluation experiences with our Sublime radial access and Pounce arterial thrombectomy products have led several physicians to request commercial access to, and place orders for, these products. We currently believe that we can optimize the commercial value of these products by introducing their benefits to an expanding range of practitioners and driving physician adoption of these technologies. To do so, we have recruited, and continue to recruit, a talented team of field sales and marketing professionals with relevant medical device experience. Beginning in the third quarter of our fiscal 2022, we expect to see modest, but meaningful and growing revenue associated with the adoption, utilization and sales of our Sublime and Pounce products. Our long-term value-creation strategy for our thrombectomy and radial access products may include evaluating potential commercialization partnerships with large strategic medical device companies.

OVERVIEW: SURFACE MODIFICATION COATING TECHNOLOGIES	MEDICAL DEVICE SEGMENT

We enable our customers to improve their existing products or develop entirely new devices using our surface modification coating technologies as product differentiators or device enablers by leveraging our intellectual property portfolio and unique collaborative R&D and manufacturing capabilities. The continuing trend toward minimally invasive surgical procedures, which often employ catheter-based delivery technologies, has increased the demand for hydrophilic (i.e., lubricious or slippery) coatings and other coating technologies, including drug-delivery coatings. For example, stents, particularly drug-eluting stents, have significantly reduced the need for repeat intravascular procedures or more invasive cardiac bypass surgery. Transcatheter heart valve repair or replacement via a minimally invasive catheter-based system has enabled the treatment of patients suffering from heart valve disease who are too ill to undergo open-heart surgery.

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

Hydrophilic Coatings. Our proprietary PhotoLinkTM coating technology (“PhotoLink Technology”) is a versatile, easily applied, coating technology that modifies medical device surfaces by creating covalent bonds between device surfaces and a variety of chemical agents. PhotoLink Technology can impart many performance-enhancing characteristics, such as advanced lubricity (slippery) and hemocompatibility (preventing blood clot formation), when bound onto surfaces of medical devices or other biological materials without materially changing the dimensions or other physical properties of devices.

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

The latest generation of our Photolink Technology, our SereneTM hydrophilic coating platform, optimizes lubricity and durability, while significantly reducing particulates generation. This latest generation, PhotoLink Technology-enabled coating has demonstrated excellent lubricity on a wide range of substrates and has been used on FDA-cleared coronary, peripheral and structural heart devices.

Drug-delivery Coatings. Our device drug-delivery coating technologies allow therapeutic drugs to be incorporated within our proprietary polymer matrices to provide controlled, site-specific release of the drug into the surrounding environment. The drug release can be tuned to elute quickly (within minutes to a few days) or slowly (from several months to over a year), illustrating the wide range of release profiles that can be achieved with our coating systems. On a wide range of devices, drug-eluting coatings can help improve device performance, increase patient safety, and enable innovative new treatments. DCBs are a typical example of short-term use drug-delivery devices. An example of longer-term drug-delivery devices is drug eluting stents. We work with companies in the medical device and biotechnology industries to develop specialized coatings that allow for the controlled release of drugs from device surfaces. We see at least three primary areas with strong future potential:

(1)	improving the function of a device which itself is necessary to treat the medical condition;
(2)	enabling site-specific drug delivery while limiting systemic exposure; and
(3)	enhancing the biocompatibility of a medical device to ensure that it continues to function over a long period of time.

Coating Licensing Arrangements	MEDICAL DEVICE SEGMENT

We commercialize our surface modification coating technologies primarily through licensing arrangements with medical device manufacturers. We believe this approach allows us to focus our resources on further developing new technologies and expanding our licensing activities. Many of our technologies have been designed to allow manufacturers to implement them easily into their own manufacturing processes so customers can control production and quality internally without the need to send their products to a contract manufacturer. We generate the largest proportion of our revenue through licensing arrangements. Royalties revenue represented 29%, 30% and 35% of our total revenue in fiscal 2021, 2020 and 2019, respectively. Revenue from these licensing arrangements typically includes royalties based on a percentage of licensees’ product sales, minimum royalties and milestone payments. We also generate revenue from reagent chemical product sales to licensees for use in their coating processes, as well as from providing contract coating services.

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

Our license agreements may include certain license fees and/or milestone payments. Substantially all our licensed coatings technology applications are nonexclusive, allowing us to license each technology to multiple customers. Moreover, even exclusive coatings technology licenses generally are limited to a specific “field of use,” allowing us the opportunity to further license technology to other customers. The royalty rate on a substantial number of the coatings agreements has traditionally been in the range of two to three percent, but there are certain contracts with lower or higher rates. In certain agreements, our royalty is based on an agreed-upon amount per unit. License fees, milestone payments, and royalty rates are based on various factors, including the licensed product’s or technology’s stage of development, the perceived value of our technology to the customer’s product, the size of the potential market, and whether the arrangement is exclusive or nonexclusive. Our agreements often incorporate a minimum royalty to be paid by the licensee. Royalty payments generally commence one quarter after the customer’s actual product sales occur because of the delay in reporting sales by our licensees. We estimate and recognize sales-based royalties revenue from our coating technology licensees in the same quarter that the underlying customer product sale occurs.

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

Our licensing agreements generally require us to keep our customers’ identities confidential, unless they approve of such disclosure. Licensed customers that allow the use of their name include: Abbott Laboratories and Abbott Vascular, Inc., Boston Scientific Corporation (“Boston Scientific”), Cook Medical, Cordis Corporation (a subsidiary of Cardinal Health, Inc.), Covidien PLC (a subsidiary of Medtronic), Edwards Lifesciences Corporation, Evalve, Inc. (a subsidiary of Abbott), ev3 Inc. (a subsidiary of Medtronic), Medtronic, OrbusNeich Medical, Inc., and Spectranetics Corporation (a subsidiary of Koninklijke Philips N.V.).

Coating Technology Patents	MEDICAL DEVICE SEGMENT

Medical Device royalties revenue from licensing our proprietary surface coating technology to customers was 29%, 30% and 35% of our total revenue for fiscal 2021, 2020 and 2019, respectively. The most significant source of royalties revenue was derived from our hydrophilic coating technology. The latest generation of our hydrophilic coating technology, our Serene hydrophilic coating, is protected by a family of patents that begin to expire in 2033. In fiscal 2021, we saw double-digit growth in revenue associated with our latest generation Serene hydrophilic coating technology driven by customer product launches and resulting market share increases associated with the customer device applications that incorporate this latest generation coating technology.

The family of patents that protected our fourth-generation PhotoLink hydrophilic coating technology expired in the first quarter of fiscal 2020 in all countries where patent coverage existed for the technology, except in Japan, where the relevant patent expired in the first quarter of fiscal 2021. Medical Device royalties revenue associated with our fourth-generation hydrophilic coating technology was approximately 13%, 14% and 21% of our total revenue for fiscal 2021, 2020 and 2019, respectively. Of the license agreements using our fourth-generation Photolink and early-generation technologies, most continue to generate royalties revenue for know-how and other proprietary rights, at a reduced royalty rate, beyond patent expiration. Refer to caption “Patents and Proprietary Rights” within this section of this Annual Report on Form 10-K for further information on the Company’s patents.

Customer R&D – Coating Technology	MEDICAL DEVICE SEGMENT

For our medical device coatings customers, we have distinct, specifically-dedicated R&D facilities and personnel to support delivery of R&D services. We work with our customers to integrate the best possible surface modification and device drug-delivery technologies with their products, not only to meet their performance requirements, but also to perform services quickly so that the product may reach the market ahead of the competition. To quickly solve problems that might arise during the development and optimization process, we offer extensive capabilities in analytical chemistry and surface characterization within our R&D organization. Our state-of-the-art instrumentation and extensive experience allow us to test the purity of coating reagents, to monitor the elution rate of drug from coatings, to measure coating thickness and smoothness, and to map the distribution of chemicals throughout coatings. We believe our capabilities in this area exceed those of our competitors. Our R&D staff support our business development staff and business units in performing feasibility studies, as well as providing technical assistance to existing and potential customers. These services, which generate our research, development and other revenue, include optimizing the relevant technologies for specific customer applications; supporting clinical trials; training customers; and integrating our technologies and know-how into customer manufacturing operations.

Competition	MEDICAL DEVICE SEGMENT

We are developing and commercializing differentiated vascular intervention devices that integrate our surface modification, catheter, balloon and other proprietary technologies. This high degree of differentiation is strategically designed to capture market share in a highly competitive, dynamic industry. Our vascular intervention products will compete with the global leaders in the vascular medical device market. We believe our vascular intervention products will be competitive on the basis of their safety and efficacy as a result of the innovative design and differentiated coating and device design technology, which will lead to demonstrated improvements in patient outcomes through reduced invasiveness compared to other devices used for comparable procedures.

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

We also are unable to control other factors that may impact commercialization of our vascular intervention products and licensees with medical devices that utilize our surface modification coatings, such as regulatory approval, marketing and sales efforts of our customers and licensees, or competitive pricing pressures within the particular market. Many of our existing and potential competitors have greater financial, technical and marketing resources than we have.

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

We differentiate ourselves from our coating technologies competitors by providing what we believe is a high value-added approach to device, drug-delivery and surface modification coating technologies. We have a proven track record of our customers successfully navigating the regulatory approval process with devices utilizing our enabling technology. We believe that the primary factors customers consider in choosing a particular technology include performance (e.g., flexibility, ability to fine tune drug elution profiles, biocompatibility), ease of manufacturing, time-to-market, intellectual property protection, ability to produce multiple products from a single process, compliance with manufacturing regulations, ability to manufacture clinical and commercial products, customer service and total cost of goods (including manufacturing process labor). We believe our technologies deliver exceptional performance in these areas, allowing us to compete favorably with respect to these factors. With respect to our licensed surface modification coating technologies, we believe that the cost and time required to obtain the necessary regulatory approvals significantly reduces the likelihood of a customer changing the manufacturing process it uses once a device or drug has been approved for sale.

R&D Investment	MEDICAL DEVICE SEGMENT

To strengthen our licensing business model, we have segregated the R&D personnel and facilities for our vascular intervention products from those for our coatings technologies to preserve confidential information of our coatings customers (licensees). In our Medical Device segment, we conduct R&D in multiple facilities. Two of those separate facilities are located in Eden Prairie, Minnesota. Our R&D facilities are as follows:

•

Coatings technology facility – Eden Prairie, Minnesota – commercial development and feasibility services for coatings customers (licensees); internal R&D for coatings products; reagent manufacturing capacity; coating services; and development and manufacturing of our drug-coated balloon products.

•

Vascular intervention products facility – Eden Prairie, Minnesota – internal R&D for vascular intervention products, other than drug-coated balloons, and manufacturing capacity for our Pounce arterial thrombectomy product.

•	Vascular interventions facility – Ballinasloe, Ireland – design and manufacture of balloon-based peripheral vascular devices, including the Sublime platform and our drug-coated balloon products.
•	Vascular interventions facility – Galway, Ireland – internal R&D for venous thrombectomy products.

We have implemented procedures to ensure that we protect our coatings customers’ (licensees) intellectual property and avoid conflicts of interest. R&D personnel have specific roles and are part of distinct teams, clearly segregated between: (i) coatings technology R&D, including customer development to support our licensing partnership model and (ii) internal R&D activities to further advance our vascular intervention product portfolio. Our procedures include strict restrictions for physical access to customers products and records and limitations on computer file access based on the R&D team members’ role.

In fiscal 2021, 2020 and 2019, consolidated R&D expense as a percentage of consolidated revenue was 45%, 53% and 53%, respectively, and R&D expense was largely associated with our investments in clinical trials for DCBs and in R&D and regulatory infrastructure, facilities and personnel. R&D expenses primarily consist of research, development, clinical and regulatory activities necessary to design, develop and commercialize our products, as well as costs associated with our coating services research, development and other revenue. Our significant R&D investments over the past several years reflect our ongoing commitment to strengthen our proprietary product pipeline and broaden our capacity for medical device R&D activities.

We intend to continue our development efforts to expand our proprietary medical device offerings, including advancing our surface modification and device drug-delivery technologies to better meet these needs across multiple medical markets and to capture more of the final product value. We anticipate R&D expenses will continue to be significant in fiscal 2022 and beyond, primarily related to medical device product development, including readiness for commercialization of our thrombectomy device platform. In addition, we continue to pursue access to products and technologies developed outside the Company to complement our medical device platforms.

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

Customer R&D. The sales cycle for our IVD products generally begins when an IVD company initiates the process to develop a new, or improve a current, diagnostic test. During product development, these companies seek to source the test’s critical components with reagents that it produces internally or with reagents from a supplier, such as Surmodics.

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

New Product R&D. Our R&D efforts to grow our IVD business segment include identifying and addressing unmet needs that exist in the global IVD marketplace. Our pipeline of IVD products includes components for immunoassay and molecular diagnostic applications, such as new protein stabilizers, detection technologies, accessory reagents and surface coatings that have the potential to add greater sensitivity, specificity, speed, convenience, and lower cost for IVD test manufacturers.

Competition. The diagnostics market is highly fragmented. In the product lines in which we compete, we face an array of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. Some of our competitors have substantially more capital resources, marketing experience, R&D resources and production facilities than we do. We believe that our products compete on performance, stability (shelf life), sensitivity (lower levels detected, faster results), consistency and price. We believe that our continued competitive success will depend on our ability to gain market share, to develop or acquire new proprietary products, obtain patent or other protection for our products and successfully market our products directly or through partners.

Diagnostics Products	IVD SEGMENT

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

Antigens and Antibodies. We are the exclusive distributor in the U.S., Canada and Puerto Rico (and non-exclusive distributor in Japan) of the BBI Solutions’ DIARECTTM line of antigens and antibodies (“DIARECT”). DIARECT produces the majority of these antigens and antibodies using recombinant technology.

OTHER FACTORS IMPACTING OUR OPERATIONS

Patents and Proprietary Rights	OTHER FACTORS IMPACTING OUR OPERATIONS

Patents and other forms of proprietary rights are an essential part of Surmodics’ business. We aggressively pursue patent protection covering the proprietary technologies that we consider strategically important to our business. In addition to seeking patent protection in the U.S., we also generally file patent applications in European countries and, on a selective basis, other foreign countries. We strategically manage our patent portfolio in a manner designed to ensure that we have valid and enforceable patent rights protecting our technological innovations. As of September 30, 2021, Surmodics owned or had exclusive rights to 157 issued U.S. patents and 289 issued international patents. As of the same date, we also owned or had exclusive rights to 52 U.S. pending patent applications and 104 foreign pending patent applications.

We have licensed our PhotoLink Technology on a non-exclusive basis to a number of our customers for use in a variety of medical device surface applications, including those described above. In particular, we have 34 issued U.S. patents, four pending U.S. patent applications, 75 issued international patents, and 14 pending international patent applications protecting various aspects of these technologies, including compositions, methods of manufacture and methods of coating devices. The expiration dates for these patents and anticipated expiration dates of the patent applications range from fiscal 2022 to 2035. These patents and patent applications represent distinct families, with each family generally covering a successive generation of the technology, including improvements that enhance coating performance, manufacturability, or other important features desired by our customers. For additional details, refer to captions “Coating Licensing Arrangements” and “Coating Technology Patents” within this section of this Annual Report on Form 10-K.

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

Significant Customers	OTHER FACTORS IMPACTING OUR OPERATIONS

Revenue from Abbott and Medtronic represented approximately 21% and 13%, respectively, of our consolidated revenue for fiscal 2021. Revenue from these customers was generated from multiple products and fields of use, including revenue from the Abbott Agreement, substantially all of which were recognized in our Medical Device segment. No other customer accounted for more than 8% of our consolidated revenue in fiscal 2021.

With respect to our Medical Device segment, revenue from Abbott and Medtronic represented approximately 29% and 17%, respectively, of our Medical Device segment revenue for fiscal 2021, and revenue from one additional customer represented approximately 10% of our Medical Device segment revenue for fiscal 2021. No other customer accounted for greater than 4% of Medical Device segment revenue for fiscal 2021.

With respect to our IVD segment, revenue from two customers represented approximately 18% and 10%, respectively, of our IVD segment revenue for fiscal 2021. No other customer accounted for greater than 9% of IVD segment revenue for fiscal 2021.

Manufacturing	OTHER FACTORS IMPACTING OUR OPERATIONS

We manufacture our surface modification and drug-delivery coating reagents and our IVD products in one of our Eden Prairie, Minnesota facilities. In certain limited circumstances, we also provide contract manufacturing services for our customers, including, for example, coating their medical devices that are intended for pre-clinical and clinical development (including human clinical trials), and products that are sold for commercial use by our customers. We manufacture PTA balloon catheters and microcatheters in our Ballinasloe, Ireland facility, which offers a suite of capabilities, including balloon forming, extrusion, coating, braiding and assembly of finished products. We plan to manufacture our vascular intervention products in our Ireland and U.S. facilities as the products are launched. At our Ballinasloe, Ireland manufacturing facility, we perform a limited volume of contract manufacturing of medical devices for our customers.

We attempt to maintain multiple sources of supply for the key raw materials used to manufacture our products. We do, however, purchase some raw materials from single sources, but we believe that additional sources of supply are readily available. Further, to the extent additional sources of supply are not readily available, we believe that we could manufacture such raw materials.

We follow quality management procedures in accordance with applicable regulations and guidance for the development and manufacture of materials and device, biotechnology or combination products that support clinical trials and commercialization. In order to meet our customers’ needs in this area, all of our manufacturing facilities in Eden Prairie, Minnesota and Ballinasloe, Ireland are certified to ISO 13485 and registered with the U.S. FDA as “Contract Manufacturers.” In addition, one of our manufacturing facilities and our warehouse facility in Eden Prairie, Minnesota are certified to ISO 9001.

Government Regulation	OTHER FACTORS IMPACTING OUR OPERATIONS

Medical device and in vitro diagnostic products are required to undergo regulatory review processes that are governed by the FDA and other international regulatory authorities. The process of regulatory review and approval is often prolonged, expensive and uncertain. New medical devices can only be marketed in the U.S. after a pre-market notification for 510(k) clearance or a PMA by the FDA. These processes can take anywhere from several months (e.g., for medical device products seeking regulatory approval under the 510(k) clearance process) to several years (e.g., for medical device products seeking regulatory approval under the PMA application process). In the E.U., regulatory approval is signified by the CE Mark, which is generally granted by one of several competent authorities and is based on the submission of a design dossier, a manufacturer validation assessment, a third-party assessment, and review of the design dossier by a “Notified Body.” In 2017, the E.U. authorized a new medical device regulation. The new regulation, which imposes significant additional pre-market and post-market requirements, became effective for devices submitted for CE Mark after May 2021. Medical devices granted CE Mark prior to May 2021 may continue to be sold until May 2024 or until the CE Mark expires, whichever comes first, providing there are no significant changes to the design or intended use of the device.

For our customers’ products that incorporate our surface modification coating and IVD technologies, the burden of securing regulatory approval typically rests with the customer, as the medical device manufacturer. For our vascular intervention products, including the SurVeil DCB, the burden of securing regulatory approval rests on us, unless we contract with other organizations to pursue such approval.

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

U.S. legislation allows companies, prior to obtaining FDA clearance or approval to market a medical product in the U.S., to manufacture medical products in the U.S. and export them for sale in international markets. This generally allows us to realize earned royalties sooner and may result in opportunities to market our vascular intervention products in other countries. However, sales of medical products outside the U.S. are subject to international requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required by the FDA.

Human Capital	OTHER FACTORS IMPACTING OUR OPERATIONS

As of September 30, 2021, we had 389 employees, of which 133 were employed outside the U.S., primarily in R&D and manufacturing operations functions. We are not a party to any collective bargaining agreements.

Our success depends upon our ability to retain and attract highly qualified management and technical personnel. Talent management is critical to our ability to execute on our long-term growth strategy. Through our history of technological innovation, we appreciate the importance of retention, growth and development of our employees. We are committed to an inclusive culture which values equality, opportunity, and respect. In support of our inclusive culture, we believe we offer competitive compensation and benefits, including an annual pay gap assessment; provide respectful workplace training to strengthen employee understanding; and strive to recruit a diverse talent pool across all levels of the organization. We are focused on the engagement and empowerment of our employees through demonstration of our foundational values, which we refer to as the five Cs: we have courage to face challenges with determination, honesty and resourcefulness; candor to speak openly and respectfully; collaboration that recognizes teamwork as the key to success; camaraderie that is genuine and supportive; and commitment to our cause.

COVID-19 Health and Safety. Surmodics continues to navigate through the COVID-19 pandemic with our pandemic policy and procedures. A majority of our employees have continued to work from our facilities, where we have adopted health screening, implemented socially distancing and personal protective equipment requirements, enhanced cleaning and sanitation procedures, and modified workspaces to reduce the potential for disease transmission.

Our employees who do not require access to our facility to perform their work have been working from home during the pandemic, without any discernable impact to productivity. We cannot be sure that the measures we have implemented will be effective to prevent an outbreak of COVID-19 in one of our facilities, or a portion thereof. Likewise, we cannot be sure that our employees working from home will continue to be productive. Adverse impacts of the pandemic on our employees could have material adverse effects on our business, results of operations, cash flows, financial condition, and capital investments.

SEC FILINGS

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

EXECUTIVE OFFICERS

As of November 19, 2021, the names, ages and positions of the Company’s executive officers were as follows:

Name	Age	Position
Gary R. Maharaj	58	President and Chief Executive Officer
Timothy J. Arens	54	Senior Vice President of Finance and Information Technology and Chief Financial Officer
Charles W. Olson	57	Senior Vice President of Commercial and Business Development, Medical Devices
Teryl L.W. Sides	52	Senior Vice President of Product Development and Chief Marketing Officer
Joseph J. Stich	56	Senior Vice President and General Manager of Human Resources and In Vitro Diagnostics
Nusrath Sultana	47	Vice President of Clinical Affairs
Gordon S. Weber	58	Senior Vice President of Legal, General Counsel and Secretary

Gary R. Maharaj joined the Company in December 2010 as President and Chief Executive Officer and was also appointed to the Surmodics Board of Directors at such time. Prior to joining Surmodics, Mr. Maharaj served as President and Chief Executive Officer of Arizant Inc., a provider of patient temperature management systems in hospital operating rooms, from 2006 to 2010. Previously, Mr. Maharaj served in several senior-level management positions for Augustine Medical, Inc. (predecessor to Arizant Inc.) from 1996 to 2006, including Vice President of Marketing, and Vice President of Research and Development. During his 34 years in the medical device industry, Mr. Maharaj has also served in various management and research positions for the orthopedic implant and rehabilitation divisions of Smith & Nephew, PLC.

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

Teryl L.W. Sides joined the Company in November 2018 as Senior Vice President and Chief Marketing Officer. In April 2020, Ms. Sides was promoted to Senior Vice President of Product Development and Chief Marketing Officer. Before joining Surmodics, Ms. Sides served as Founder and Chief Executive Officer of Projectory, a consulting firm that provides strategic marketing services to medical technology clients, ranging from start-ups to global businesses, from 2011 to 2018. Prior to joining Projectory, Ms. Sides was the Vice President of Marketing and Product Development for Arizant, Inc. from 1998 to 2011.

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

A significant portion of our revenue is derived from a relatively small number of customers. Two of our customers each provided more than 10% of our revenue in fiscal 2021. Revenue from Abbott and Medtronic represented approximately 21% and 13%, respectively, of our total revenue for fiscal 2021 and was generated from multiple products and fields of use. The loss of Medtronic, Abbott or any of our other largest customers, or reductions in business from them, could have a material adverse effect on our business, financial condition, results of operations, and cash flow. There can be no assurance that revenue from any customer will continue at their historical levels. If we cannot broaden our customer base, we will continue to depend on a small number of customers for a significant portion of our revenue.

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

We operate in highly competitive and quickly evolving fields, and new developments are expected to continue at a rapid pace. Our success depends, in part, upon our ability to maintain competitive positions in the development of technologies and products in the fields of surface modification, device drug delivery, medical device products and diagnostics. Our surface modification coating technologies compete with technologies developed by a number of other companies. In addition, many medical device manufacturers have developed, or are engaged in efforts to develop, surface modification coating technologies for use on their own products, particularly in the area of drug delivery. With respect to commercialization of our vascular intervention medical device products, we have faced, and expect to continue to face, competitive pressures, including pricing pressure, from larger OEM suppliers, as well as larger medical device companies that produce similar products. Some of our existing and potential competitors (especially medical device manufacturers pursuing coating solutions through their own R&D efforts) have greater financial and technical resources, as well as production and marketing capabilities, than us. Further, even if we are successful in our plans to develop new medical device products, the commercialization of these products may be dependent upon a commercial partner to effectively market and sell our products to end users. Competitors may succeed in developing competing technologies or obtaining governmental approval for products before us. Products incorporating our competitors’ technologies may gain market acceptance more rapidly than products using our technologies. Furthermore, there can be no assurance that new products or technologies developed by others, or the emergence of new industry standards, will not render our products or technologies or licensees’ products incorporating our technologies uncompetitive or obsolete. Any new technologies that make our surface modification coating, medical device platforms or In Vitro Diagnostics technologies less competitive or obsolete would have a material adverse effect on our business, financial condition and results of operations. Competition in the diagnostics market is highly fragmented, and in the product lines in which we compete, we face an array of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. Some of our competitors have substantially more capital resources, marketing experience, R&D resources and production facilities than we do.

We may not be successful in implementing our vascular intervention product strategy and related important strategic initiatives.

Since fiscal 2013, we have been focused on a key growth strategy for our Medical Device business by expanding the business to offer vascular intervention products to medical device customers. Our aim is to provide customers with highly differentiated products that address unmet clinical needs. We may seek to market and sell these products to existing customers, through third-party distributors or via other distribution channels.

Successfully implementing our vascular intervention product strategy and related strategic initiatives will place substantial demands on our resources and require, among other things:

•	continued enhancement of our medical device R&D capabilities, including those needed to support the clinical evaluation and regulatory approval for our vascular intervention products;
•	effective coordination and integration of our research facilities and teams, particularly those located in our product development facility in Minnesota and our Irish operations;
•	successful hiring and training of personnel;
•	effective management of a business geographically located both in the U.S. and Ireland;
•	commercialization of our products, including through strategic partnerships with our medical device customers, third-party distributors, or via selling to customers directly;
•	commitment from our medical device customers to market our products effectively or to devote resources necessary to provide effective sales;
•	sufficient liquidity to support substantial investments in R&D and selling, general and administrative (“SG&A”) resources required to make our strategy successful; and
•	increased marketing, field clinical support specialists, and sales-related activities.

There is no assurance that we will be able to successfully implement our vascular intervention product strategy and related strategic initiatives in accordance with our expectations, which could negatively impact our ability to realize an acceptable return on the investments we are making in connection with this strategy and may result in an adverse impact on our business and financial results.

We anticipate that increases in operating expenses related to the development and commercialization of new technologies and products will have an adverse impact on our near-term operating results and financial position, and they may not be effective.

Our future success depends, in part, upon our continued development, validation and commercial support of new products and technologies. In fiscal 2021 and fiscal 2020, our SG&A expenses increased 8.0% and 18.5%, respectively, over the prior year levels, primarily due to personnel and other investments to support product development and strategic initiatives. We currently expect the rate of increase in our SG&A expense to accelerate in fiscal 2022 to support initial commercialization of our Sublime radial access platform, Pounce thrombectomy system platform, and ReVene venous thrombectomy catheter.

Our R&D expense declined 6.9% between fiscal 2020 and fiscal 2021, as increases in staffing levels related to our vascular intervention products were offset by decreases in the costs associated with the TRANSCEND clinical trial for our SurVeil DCB. In fiscal 2022, we expect increasing R&D expense primarily due to continued investment in our Sublime and thrombectomy product platforms, including our recently acquired ReVene venous thrombectomy catheter.

Because we expect increases in operating expense to exceed any related increases in revenues in fiscal 2022, we anticipate that increasing expenses will adversely impact our operating results and cash flow during the year, which is likely to have an adverse effect on our financial position. Accordingly, we may seek additional sources of funds to finance our continued investment in the development and commercialization of new technologies and products. Such funds may not be available on favorable terms, if at all.

In addition to the operating expenses associated with product development and commercialization activities, such activities are subject to risks of failure that are inherent in the development and commercialization of new medical technologies or products. There can be no assurance that we will be successful in developing new technologies or products, or that any such technologies or products will be commercialized successfully. Even if we are successful in developing and commercializing new technologies or products, there can be no assurance that gross profits from their sales will exceed our operating expenses related to their development and commercialization.

We may need substantial additional funding and may not be able to raise capital when needed, which could force us to delay, reduce or eliminate our product development programs and commercialization efforts.

We believe that our cash and cash equivalents and investments and expected revenue will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. However, we have based this belief on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect.

Our future funding requirements will depend on many factors, including:

•	the degree and rate of market acceptance of our new products and technologies;
•	whether we acquire third-party companies, products or technologies;
•	restructuring, refinancing or repayment of debt;
•	the scope and timing of investment in our commercialization efforts;
•	the scope, rate of progress and cost of our current or future clinical studies;
•	the scope, rate of progress and cost of our research and development activities;
•	the scope, rate of progress and cost of additional regulatory clearances or approvals;
•	the costs associated with any future product recall that may occur;
•	the costs of attaining, defending and enforcing our intellectual property rights;
•	the impact of COVID-19 on our business and operations;
•	the emergence of competing technologies or other adverse market developments; and
•	the rate at which we expand internationally.

We may seek to raise additional capital through equity offerings or debt financings and such additional financing may not be available to us on acceptable terms, or at all. In addition, any additional equity or debt financing that we raise may contain terms that are not favorable to us or our shareholders. For example, if we raise funds by issuing equity or equity-linked securities, the issuance of such securities could result in dilution to our shareholders. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. Further, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline.

In addition, the terms of debt securities issued or borrowings could impose significant restrictions on our operations including restrictive covenants, such as limitations on our ability to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on capital stock, make investments and acquisitions, and enter into transactions with affiliates, and other operating restrictions that could adversely affect our ability to conduct our business.

If we enter into asset transactions, collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms, such as the relinquishment or licensing of certain technologies or products that we otherwise might seek to develop or commercialize ourselves, or reserve for future potential arrangements when we might otherwise be able to achieve more favorable terms.

If we are unable to obtain adequate financing on terms satisfactory to us when we require it, we may terminate or delay the development of one or more of our products, delay clinical trials necessary to market our products, or delay activities related to the commercialization of our products. If any of these events were to occur, our ability to grow and support our business and to respond to market challenges could be significantly limited, which could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has had an adverse effect on our business and results of operations and is expected to continue to have further adverse effects, which could be material, on our business, results of operations, financial condition, liquidity, and capital investments.

The COVID-19 pandemic has negatively impacted the global economy, disrupted supply chains and created significant volatility in financial markets. We have implemented business policies intended to protect our employees from the spread of COVID-19. Those policies have included employees working from home when possible, but the majority of our employees have continued to work from our facilities, where we have implemented socially distancing practices and personal protective equipment requirements, enhanced cleaning and sanitation procedures, and modified workspaces to reduce the potential for disease transmission, which have involved additional costs to us.

Early in the pandemic, U.S. healthcare providers limited non-emergent elective medical procedures other than high acuity treatments in order to conserve personal protective equipment and limit exposure to COVID-19. The reduction in elective medical procedures resulted in a reduction in the use of certain medical devices, which in turn reduced the licensing revenue that we recognized from impacted devices the incorporate our technologies.

From time to time, we have had employees test positive for COVID-19. In such instances, we have instructed employees who have tested positive for COVID-19, or who have had recent exposure to another individual with suspected or confirmed COVID-19, to avoid coming into our facilities for a quarantine period recommended by the Centers for Disease Control and Prevention. In at least once instance, we suspended production for one week in one production work cell in our facility in Eden Prairie when one of the employees in the cell was identified as having COVID-19.

We cannot predict the duration or scope of the pandemic, variations in regional rates of transition of COVID-19, actions that governments and businesses may take in response to the pandemic, or the impacts of the pandemic on healthcare systems. The impacts of the pandemic may include, but not be limited to:

•

Reduced revenues from our customers, including our major customers, whose products are impacted by reductions in the delivery of elective medical procedures or patients’ unwillingness to visit healthcare facilities for medical procedures;

•

Diminished ability or willingness of third parties to market, distribute and sell products incorporating our coating and device technologies, as well as our vascular intervention products, due to reduced demand from, or lack of access to, healthcare facilities and providers;

•

Diminished ability, or inability, to complete clinical trials and other activities required to achieve regulatory clearance of our products under development due to lack of access to healthcare facilities, healthcare providers and patients;

•	Administrative delays in regulatory action related to our products due to the FDA focusing its resources on pandemic-related activities;
•	Diminished or lost access to third-party service providers that we use in our research and development or marketing efforts;
•	Loss of manufacturing capacity, which could lead to failures to meet product delivery commitments, or increased operating costs if our facilities were to experience additional incidents of COVID-19;
•	Reduced cash flow from our operations due to reductions in revenues or collections from our customers and increases in operating costs related to actions we have taken in response to the pandemic;
•	Reduced business productivity due to inefficiencies in employees working from home or increasing physical distancing and other pandemic response protocols in our production facilities;
•

Increased susceptibility to the risk of information technology security breaches and other disruptions due to increased volumes of remote access to our information systems from our employees working at home;

•	Inability to source, and/or extensive delays in sourcing, sufficient components used in our products due to disruptions in supply chains;
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

On July 2, 2021, we completed the acquisition of all outstanding shares of Vetex Medical Limited (“Vetex”). Vetex holds a Food and Drug Administration 510(k) clearance, E.U. CE Mark, and portfolio of patents related to its ReVene venous mechanical thrombectomy catheter product (the “ReVene Venous Thrombectomy Catheter”). However, Vetex had not initiated commercial production or established commercialization of the ReVene Venous Thrombectomy Catheter prior to the acquisition. We acquired Vetex with an upfront cash payment of $39.9 million and are obligated to pay additional installments totaling $3.5 million in fiscal 2024 through fiscal 2027. These payments may be accelerated upon the occurrence of certain product development and regulatory milestones. An additional $3.5 million in payments are contingent upon the achievement of certain product development and regulatory milestones within a contingency period ending in fiscal 2027. We recognized $28 million in intangible assets, $3 million in deferred tax liabilities and $19 million in goodwill related to the acquisition.

For us to realize the anticipated benefits of the Vetex acquisition, we must successfully integrate the Vetex operations, establish commercial manufacturing for the ReVene Venous Thrombectomy Catheter, and successfully develop and execute a commercialization strategy for the ReVene Venous Thrombectomy Catheter. If we are unsuccessful, or encounter delays or cost overruns, in integrating the Vetex operations or establishing commercial manufacturing for the ReVene Venous Thrombectomy Catheter, or if potential customers do not adopt the ReVene Venous Thrombectomy Catheter at sufficient levels to make it a commercial success, our operating results, cash flows and liquidity may be adversely impacted. Further, the goodwill and intangible assets that we will recognize related to the acquisition may become impaired if the financial performance of the ReVene Venous Thrombectomy Catheter does not meet our expectations.

Failure to identify additional acquisition opportunities, to accurate financially model the impact of acquisitions, or to integrate acquired businesses or technologies into our operations successfully may limit our growth and adversely impact operating results, cash flows and liquidity.

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

The process of integrating acquired businesses into our operations poses numerous risks, including:

•	an inability to effectively or efficiently integrate acquired operations, personnel, technology, information systems, and internal control systems and products;
•	diversion of management’s attention, including the need to manage several remote locations with a limited management team;
•	difficulties and uncertainties in transitioning the customers or other business relationships from the acquired entity to us;
•	the loss of key employees of acquired companies; and
•	unforeseen risks and liabilities associated with the acquired businesses.

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

We have a significant amount of goodwill and intangible assets on our balance sheet in connection with our acquisitions. As of September 30, 2021, we had $82.7 million of goodwill and indefinite-lived intangible assets on our consolidated balance sheet related to our Medical Device and IVD segments, of which $74.0 million related to our Medical Device reporting unit. As required by the accounting guidance for non-amortizing intangible assets, we evaluate at least annually the potential impairment of the goodwill and trademarks. Testing for impairment of non-amortizing intangible assets involves the determination of the fair value of our reporting units. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. We also evaluate other assets on our balance sheet, including strategic investments and intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the assets may be based on fair value appraisals or discounted cash flow models using various inputs. During fiscal 2020, we recorded a charge of $0.5 million for the impairment of a strategic investment to reduce the carrying value of the investment to zero. Future impairment charges could materially adversely affect our results of operations.

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

On September 14, 2020, we entered into a $25 million secured revolving credit facility with Bridgewater Bank pursuant to a Loan and Security Agreement, which was amended by a First Amendment on July 2, 2021 (as amended, the “Loan Agreement”). In July 2021, we borrowed $10.0 million under the Loan Agreement in connection with our acquisition of Vetex. The Loan Agreement contains a number of restrictions and covenants, which, among other things, limit our ability to incur additional debt, make certain investments, create or permit certain liens, create or permit restrictions on the ability of subsidiaries to pay dividends or make other distributions, make acquisitions, or consolidate or merge with another entity. The Loan Agreement also requires us to maintain compliance with covenants regarding a minimum level of liquidity; a minimum current ratio; a minimum level of EBITDA, calculated quarterly on the preceding four quarters; and a minimum level of tangible net worth. These provisions impose significant operating and financial restrictions on us and may limit our ability to compete effectively, take advantage of new business opportunities, or take other actions that may be in our best interests.

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

Our compliance with the financial requirements under the Loan Agreement will depend in part upon our financial performance and may be affected by events beyond our control, including whether and when we receive the up to $30 million contingent milestone payment under the terms of the Abbott Agreement upon PMA of our SurVeil DCB by the FDA. Our inability to comply with any of the provisions of the Loan Agreement could result in a default under it. If such a default occurs, the lender may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, and it would have the right to terminate any commitments it has to provide further funds. If we are unable to repay outstanding borrowings when due, the lender also has the right under the Loan Agreement to proceed against the collateral granted to it to secure the indebtedness under that facility. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our business includes foreign operations, which exposes us to certain risks related to fluctuations in U.S. dollar and foreign currency exchange rates.

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

Changes in our product mix and increases in manufacturing costs could cause our gross profit percentage to fluctuate or decline in the future. These factors, together with the scale-up of our manufacturing operations, particularly in Ireland, adversely affected our gross margin percentage for the last fiscal year and these factors will likely continue to affect our gross profit percentage in fiscal 2022 and beyond.

RISKS RELATING TO OUR OPERATIONS AND RELIANCE ON THIRD PARTIES

We rely on third parties to market, distribute and sell most products incorporating our coating and device technologies, as well as our vascular intervention products.

A principal element of our business strategy is to enter into licensing arrangements with medical device and other companies that manufacture products incorporating our technologies. For fiscal 2021, 2020 and 2019, we derived 45%, 43%, and 48%, respectively, of our revenue from royalties and license fees derived from such licensing arrangements. The revenue that we derive from such arrangements depends upon our ability, or our licensees’ ability, to successfully develop, obtain regulatory approval for, manufacture (if applicable), market, and sell products incorporating our technologies. Many of these factors are outside of our control. Our failure, or the failure of our licensees, to meet these requirements could have a material adverse effect on our business, financial condition and results of operations.

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

We manufacture all of our medical device coating reagents (and provide coating manufacturing services for certain customers) and our IVD products at one of our Eden Prairie, Minnesota facilities. We also manufacture balloon catheter products at our facility in Ballinasloe, Ireland and catheter-based medical devices in limited quantities in one of our facilities in Eden Prairie, Minnesota. If we receive the necessary regulatory approvals, we plan to manufacture our SurVeil DCB both in our Ireland facility and in our manufacturing facility in Eden Prairie, Minnesota. If our existing production facilities become incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenue and we may not be able to maintain our relationships with our customers, including certain of our licensees. In addition, because most of our customers use our coating reagents to manufacture their own products that generate royalty revenue for us, failure by us to supply these reagents could result in decreased royalty revenue, as well as decreased revenue from our surface modification coating technologies product sales. Without our existing production facilities, we would have no other means of manufacturing products until we were able to restore the manufacturing capability at these facilities or develop one or more alternative manufacturing facilities. Although we carry business interruption insurance to cover lost revenue and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing customers resulting from our inability to produce products for them.

We may face product liability claims related to participation in clinical trials or the use or misuse of our products.

The development and sale of medical devices and component products involves inherent risks of product liability claims. For medical device products that incorporate our coating technology, most of the licenses provide us with indemnification against such claims. However, there can be no guarantee that product liability claims will not be filed against us for such products, or for medical device products that we manufacture as part of our vascular intervention product strategy, that parties indemnifying us will have the financial ability to honor their indemnification obligations or that such manufacturers will not seek indemnification or other relief from us for any such claims. Any product liability claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of our management’s time, attention and resources. We have obtained a level of liability insurance coverage that we believe is appropriate to our activities, however, we cannot be sure that our product liability insurance coverage is adequate or that it will continue to be available to us on acceptable terms, if at all. Furthermore, we do not expect to be able to obtain insurance covering our costs and losses as a result of any recall of products or devices incorporating our technologies because of alleged defects, whether such recall is instituted by us, by a customer, or is required by a regulatory agency. A product liability claim, recall or other claim with respect to uninsured liabilities, or for amounts in excess of insured liabilities, could have a material adverse effect on our business, financial condition and results of operations.

Our revenue will be harmed if we experience disruptions in our supply chain.

Recently, supply chains across many industries have experienced delays and disruptions due to a wide variety of factors including labor and materials shortages and a lack of transportation capacity. A disruption in the supply of even a minor competent of a product can have a major impact on the production and delivery of that product. Further, we currently purchase some of the components we use to manufacture reagents from sole suppliers. If any of our suppliers becomes unwilling to supply components to us, experiences an interruption in its production, or is otherwise unable to provide us, on a timely basis or at all, with sufficient material to manufacture our reagents and other products, we will experience production interruptions. If we lose our sole supplier of any particular reagent component or are otherwise unable to procure all components required for our reagent manufacturing for an extended period of time, we may lose the ability to manufacture the reagents our customers require to commercialize products incorporating our technology. This could result in lost royalties and product sales, which would harm our financial results. Adding suppliers to our approved vendor list may require significant time and resources. We routinely attempt to maintain multiple suppliers of each of our significant materials, so we will have alternative suppliers, if necessary. However, if the number of suppliers of a material is reduced, or if we are otherwise unable to obtain our material requirements on a timely basis and on favorable terms, our operations may be harmed.

We depend upon key personnel and may not be able to attract or retain qualified personnel in the future.

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

Our success depends, in large part, on our ability to obtain and maintain patents and trade secrets. We have been granted U.S. and foreign patents and have U.S. and foreign patent applications pending related to our proprietary technologies. There can be no assurance that any pending patent application will be approved, that we will develop additional proprietary technologies that are patentable, that any patents issued will provide us with competitive advantages or will not be challenged or invalidated by third parties, that the patents of others will not prevent the commercialization of products incorporating our technologies, or that others will not independently develop similar technologies or design around our patents. Furthermore, because we generate a significant amount of our revenue through licensing arrangements, the loss or expiration of patent protection for our licensed technologies will result in a reduction of the revenue derived from these arrangements, which may have a material adverse effect on our business, cash flow, results of operations, financial position and prospects.

We may become involved in expensive and unpredictable patent litigation or other intellectual property proceedings which could result in liability for damages or impair our development and commercialization efforts.

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

If we are unable to convince our customers to adopt our advanced generation of hydrophilic coating technologies, our royalty revenue may decrease, and the expiration of the patent family protecting this technology has and will continue to result in a reduction of the royalty revenue associated with existing license agreements.

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

Our fourth-generation PhotoLink technology was protected by a family of patents that expired in the first quarter of fiscal 2020 in all countries where patent coverage existed for the technology, except in Japan, where the relevant patent expired in the first quarter of fiscal 2021. Of the license agreements using our fourth-generation technologies, most continue to generate royalty revenue beyond patent expiration, but at a reduced royalty rate.

While we are actively working to encourage and support our customers’ adoption of our advanced generations of our hydrophilic coating technology, there can be no assurance that they will do so, or that those customers that have adopted, or will adopt, our hydrophilic coating technology will sell products utilizing our technology which will generate earned royalty revenue for us.

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

RISKS RELATING TO CLINICAL AND REGULATORY MATTERS

The FDA has requested additional data, and may continue to make such requests, in its review of the premarket approval application for our SurVeil DCB, which may delay FDA action on the application and have an adverse impact on our operating results and cash flows.

In June of 2021, we submitted the fourth and final module of the premarket approval (“PMA”) application to the FDA related to our SurVeil DCB. The fourth module submission was delayed from our original schedule because the FDA had requested that we include specific amounts of mortality follow-up data for patients at two and three years from the time of treatment in the submission. In September of 2021, the FDA provided initial written feedback on our PMA application. In October of 2021, we met with the FDA to discuss their initial feedback on our PMA application. In these interactions, the FDA has requested additional data in order to evaluate the product and its unique technology. In addition, the FDA has asked us to use their recommended administrative process to discuss the data requirements rather than simply providing responses to their requests. The FDA’s requests for additional data and that we go through their recommended administrative process are likely to delay FDA action on the PMA application.

As we previously have disclosed, we expect to receive a $27 million or $30 million (depending on timing) milestone payment under the Abbott Agreement following FDA approval of our PMA application, if it ultimately is granted. Further, we expect Abbott to begin distribution of the SurVeil DCB following such approval, if granted. There can be no assurance that the SurVeil DCB will receive FDA approval. If FDA approval of the SurVeil DCB is delayed or denied, our operating results and cash flows may be materially adversely impacted.

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

We have conducted clinical studies on DCB products, some of which are ongoing. We may conduct additional clinical studies on our DCB or other products. There are risks involved in such clinical studies, including that they may fail to enroll a sufficient number of patients for a variety of reasons or fail to be completed on schedule, if at all. Clinical studies for any of our products could be delayed or terminated for a variety of reasons, including, but not limited to:

•	delays in reaching agreement with applicable regulatory authorities on a clinical study design;
•

issuance of publications or communications relating to the safety of certain medical devices, including studies and communications regarding the evaluation of risks associated with paclitaxel-coated products, which resulted in a temporary pause in enrollment in our TRANSCEND clinical study in fiscal 2019;

•	suspension or termination of a clinical study by us, the FDA or foreign regulatory authorities due to adverse events or safety concerns relating to our product; and
•	delays in recruiting suitable patients willing to participate in a study, or delays in having patients complete participation or return for post-treatment follow-up.

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

We cannot be sure that clinical studies of our products will be successful, or that their results will be adequate to obtain or maintain regulatory approvals.

We cannot be sure that the endpoints or safety profile of any clinical trial will be met. In addition, we cannot be sure that any clinical trial that is successful will support regulatory approval of the product subject to the trial. We may expend significant financial and human capital resources on clinical trials. If they fail to achieve their endpoints, or support regulatory approvals, it could have a material adverse effect on our business, financial condition and results of operations.

Healthcare policy changes may have a material adverse effect on us.

Healthcare costs have risen significantly during the past decade. There have been and continue to be proposals by legislators, regulators and third-party payers to reduce healthcare expenditures. Certain proposals, if implemented, would impose limitations on the prices our customers will be able to charge for our products, or the amounts of reimbursement available for their products from governmental agencies or third-party payers, or otherwise negatively impact pricing and reimbursement. Because a significant portion of our revenue is currently derived from royalties on products that constitute a percentage of our customer’s product’s selling price, these limitations could have an adverse effect on our revenue.

Healthcare reform continues to be a prominent political topic. We cannot predict what healthcare programs and regulations may ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the U.S. or internationally may have on our business.

Vascular intervention medical devices and other products incorporating our technologies are subject to increasing scrutiny and regulations, including extensive approval/clearance processes and manufacturing requirements. Any adverse regulatory and/or enforcement action (for us or our licensees) may materially affect our financial condition and business operations.

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

The recently effective European Union Medical Devices Regulation may increase our operating costs and adversely impact our business.

In April 2017, the European Union (“E.U.”) adopted a new Medical Devices Regulation (Regulation 2017/745) (“MDR”), which became effective May 26, 2021 and replaced the E.U. Medical Devices Directive (93/42/EEC) (“MDD”). Unlike directives, which must be implemented into the national laws of the E.U. member states, regulations are directly applicable in all E.U. member states and are intended to eliminate current differences in the regulation of medical devices among E.U. member states. The MDR is significantly more comprehensive and detailed compared to the MDD. While the MDD comprises 23 Articles and 12 annexes over 60 pages, the MDR has 123 articles and 17 annexes over 175 pages. Among other things, the MDR requires manufacturers to report on the composition of their products and verify the presence of any of 1,200 substances identified in the MDR.

Medical devices that have a valid CE Mark under MDD can continue to be sold until May 2024 or until the CE Mark expires, whichever comes first, providing there are no significant changes to the design or intended use of the device. Complying with the new requirements of MDR may cause regulatory authorization timelines for future medical device products to become extended and significantly increase the costs of obtaining and maintaining CE Marks for our products. In addition, to enable the customers of our coatings technologies to comply with MDR disclosure requirements, we may be required to supply such customers with more information about the chemical composition of our coatings technologies than we have in the past. Such information may include data that we consider confidential and proprietary. Providing such information and monitoring its confidentiality may increase our operating costs. Adjusting to MDR may be costly and disruptive to our business.

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

The trading price of our common stock has been, and may continue to be, highly volatile, in large part attributable to developments and circumstances related to factors identified in “Forward-looking Statements” and “Risk Factors.” Our common stock price may rise or fall sharply at any time based on announcement regarding regulatory actions, our operations or our financial performance; as a result of sales executed by significant holders of our stock; because of short positions taken by investors from time to time in our stock; or due to factors unrelated to our performance, including industry-specific or general economic conditions. In addition, in the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition and reputation. These factors may materially and adversely affect the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal operations are located in Eden Prairie, a suburb of Minneapolis, Minnesota, where we own a building that has approximately 64,000 square feet of space utilized by our Corporate, Medical Device and IVD reportable segments. We also own a 45,000 square foot building in Ballinasloe, Ireland dedicated to our Medical Device segment. We lease a warehouse through December 2025 and a 50,000 square foot facility through April 2028, which is primarily used for Medical Device segment operations, R&D and redundant manufacturing capacity. Both of the leased properties are located near our principal operations in Eden Prairie, Minnesota. We also own an undeveloped parcel of land adjacent to our principal facility, which we may use to accommodate our growth needs.

ITEM 3.  LEGAL PROCEEDINGS.

See the discussion of “Litigation” in Note 11 to the consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is traded on the NASDAQ Global Select Market under the symbol “SRDX.”

Our transfer agent is:

Broadridge Corporate Issuer Solutions, Inc.

P.O. Box 1342

Brentwood, NY 11717

1-877-830-4936

According to the records of our transfer agent, as of November 19, 2020, there were 210 holders of record of our common stock.

We have never declared or paid any dividends on our common stock. We currently intend to retain future earnings, if any, for the operation and expansion of our business and to repurchase shares of our common stock under the repurchase authorization described below, if appropriate, and therefore we do not anticipate declaring or paying cash dividends in the foreseeable future. The declaration and payment by Surmodics of future dividends, if any, on our common stock will be at the sole discretion of the Board of Directors and will depend on our anticipated earnings, financial condition, capital requirements and other factors that the Board of Directors deems relevant. In addition, the Loan and Security Agreement that governs our revolving credit facility contains certain restrictions on our ability to pay dividends.

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

Issuer Repurchases of Equity Securities

The following table presents the information with respect to purchases made by or on behalf of Surmodics, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of fiscal 2021:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period:
July 1 – 31, 2021	151	$53.97	—	$25,300,000
August 1 – 31, 2021	—	—	—	25,300,000
September 1 – 30, 2021	175	55.82	—	25,300,000
Total	326	$54.96	—

(1) All shares reported were delivered by employees in connection with the satisfaction of tax withholding obligations related to the vesting of shares of restricted stock.

Stock Performance Chart

The following chart compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the NASDAQ US Benchmark Total Return (our broad equity market index) and the NASDAQ Medical Supplies Index (our published industry index). The comparisons assume $100 was invested on September 30, 2016 and assume reinvestment of dividends.

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
Dollars

	September 30, 2016	September 30, 2017	September 30, 2018	September 30, 2019	September 30, 2020	September 30, 2021
Surmodics	$100.00	$103.02	$248.09	$152.01	$129.31	$184.78
Nasdaq US Benchmark Total Return Index	$100.00	$118.72	$139.84	$144.00	$166.26	$219.50
Nasdaq Medical Supplies	$100.00	$117.97	$160.97	$162.30	$190.26	$255.75

Surmodics — Nasdaq US Benchmark Total Return Index — Nasdaq Medical Supplies

ITEM 6.  [RESERVED].

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provide information management believes is useful in understanding the operating results, cash flows and financial condition of Surmodics. The following discussion should be read together with our audited consolidated financial statements and related notes appearing elsewhere in this report. Any discussion and analysis regarding our future financial condition and results of operations are forward-looking statements that involve risks, uncertainties and assumptions, as more fully identified in “Forward-looking Statements” and “Risk Factors.” Our actual future financial condition and results of operations may differ materially from those anticipated in the forward-looking statements.

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

The transaction expands Surmodics’ thrombectomy portfolio with a second Food and Drug Administration (“FDA”) 510(k)-cleared device, the ReVeneTM Venous Thrombectomy Catheter for use in venous vascular beds that is specifically designed to remove large, mixed-morphology blood clots commonly found with venous thromboembolism (“VTE”). The ReVene Venous Thrombectomy Catheter has also received Conformité Européenne Mark (“CE Mark”) approval, which is a prerequisite for commercialization in the European Union (“E.U.”) The device’s dual action technology efficiently removes mixed-morphology clot in a single session, minimizing the need for thrombolytics and without capital equipment. Refer to the Product Development discussion below for a description of our current and planned activities related to the ReVene Venous Thrombectomy Catheter.

Vascular Intervention Product Development

Within our Medical Device segment, we develop and manufacture our own proprietary vascular intervention medical device products, which leverage our expertise in surface modification coating technologies, product design and engineering capabilities. We believe our strategy of developing our own medical device products has increased, and will continue to increase, our relevance in the medical device industry. This strategy is key to our future growth and profitability, providing us with the opportunity to capture more revenue and operating margin with vascular intervention products than we would by licensing our device-enabling technologies. Below is a summary of our pipeline of medical device products under development and recently commercialized, grouped by product platform.

Drug-coated balloons

Surmodics’ drug-coated balloons (“DCBs”) are designed for vascular interventions to treat peripheral arterial disease (“PAD”), a condition that causes a narrowing of the blood vessels supplying the extremities.

•

SurVeilTM DCB – paclitaxel-coated DCB to treat PAD in the upper leg (superficial femoral artery). In fiscal 2018, we entered into an agreement (the “Abbott Agreement”) with Abbott Vascular, Inc. (“Abbott”) that provides Abbott with exclusive worldwide commercialization rights to the SurVeil DCB product. Our SurVeil DCB utilizes a proprietary paclitaxel drug-excipient formulation for a durable balloon coating and is manufactured using an innovative process to improve coating uniformity.

We announced in January 2021 that our TRANSCEND clinical trial, the pivotal trial for the SurVeil DCB, met both the primary safety and primary efficacy endpoints, and the SurVeil DCB was found to be non-inferior in those endpoints to the Medtronic IN.PACT® Admiral® DCB, while delivering a substantially lower drug dose.

In the second quarter of fiscal 2021, we delivered to Abbott the written clinical report and related materials that demonstrated the primary safety endpoint and primary efficacy endpoint for the TRANSCEND clinical study were met. As a result, we received a $15 million milestone payment from Abbott in the second quarter of fiscal 2021, of which $111.3 million was recognized as license fee revenue in fiscal 2021.

In June 2021, we submitted the fourth and final module of our application to the FDA for premarket approval (“PMA”) of our Surveil DCB, including certain long-term vital status data required by the FDA. The Agency has requested certain additional data, and we continue to work closely with the Agency to fulfill requirements regarding our PMA application. Receipt of PMA from the FDA, if granted, would be expected to fulfill the requirements for a $30 million (if received by December 31, 2022) or $27 million (if received after December 31, 2022) milestone payment pursuant to the Abbott Agreement.

•

SundanceTM DCB – sirolimus-coated DCB for the treatment of below-the-knee PAD. We commenced the SWING first-in-human, 35-patient clinical study of our Sundance DCB in the third quarter of fiscal 2020 and completed enrollment in the second quarter of fiscal 2021. We expect to develop the clinical report to provide to Abbott in the first quarter of fiscal 2022. Pursuant to the Abbott Agreement, Abbott has the option to negotiate a commercialization agreement for Sundance DCB product.

•

AvessTM DCB – paclitaxel-coated DCB for the treatment of arteriovenous (“AV”) fistulae commonly associated with hemodialysis. In fiscal 2019, we commenced and completed enrollment in a first in-human, 12-patient clinical study of our Avess DCB. In fiscal 2020, initial study results were received and demonstrated promising early safety data and performance insights, with greater than 90% of treated patients free from revascularization at six months. In fiscal 2021, we completed design verification for the full matrix of balloon sizes for the base balloon catheter and began the process validation work on the base catheter. Additionally, the FDA has provided high-level feedback on Avess pivotal clinical trial design considerations. In fiscal 2022, we plan to evaluate our strategy for further clinical investment in the Avess DCB based on the experience we gain from the PMA application process for SurVeil DCB.

Thrombectomy

Surmodics’ thrombectomy products are mechanical devices designed for the removal of clots from venous and arterial vascular beds without the need for capital equipment, while minimizing the need for thrombolytics.

•

Arterial Clot Removal – In the fourth quarter of fiscal 2020, we received FDA 510(k) clearance on our first thrombectomy device, the PounceTM Arterial Thrombectomy System, intended for the non-surgical removal of thrombi and emboli (clots) from the peripheral arterial vasculature. In the fourth quarter of fiscal 2021, we received FDA 510(k) clearance for an indication expansion to use the Pounce Arterial Thrombectomy System in smaller vessels down to 3.5 mm, which expands the therapeutic applicability of the device to include both superficial femoral arteries and infrapopliteal (below-the-knee) arteries. Clinical product evaluations are an important precursor to commercialization and provide product performance experience from physicians in real-world case settings. Clinical product evaluations of our Pounce Arterial Thrombectomy System began in the third quarter of fiscal 2021 and are expected to continue through early fiscal 2022.

•

Venous Clot Removal – On July 2, 2021, we completed the acquisition of Vetex and expanded our thrombectomy portfolio to include a second FDA 510(k)-cleared device, our ReVene Venous Thrombectomy Catheter specifically designed to remove large, mixed-morphology blood clots commonly found with VTE. Process and manufacturing validations for our ReVene Venous Thrombectomy Catheter are underway and are expected to continue through the second quarter of fiscal 2022. We expect to initiate clinical product evaluation activities for our venous thrombectomy catheter in the second half of fiscal 2022.

For more information regarding our product development and commercialization strategy, see Part I, Item 1 of this Annual Report on Form 10-K.

CARES Act Employee Retention Credit

In fiscal 2021, a benefit of $3.6 million was recorded to reduce operating costs and expenses as a result of our eligibility for the employee retention credit under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") enacted in March 2020. This $3.6 million benefit in fiscal 2021 reflects anticipated reimbursement of personnel expenses we incurred in fiscal 2021 and 2020 and provided a $0.5 million benefit to product costs, a $2.2 million benefit to research and development (“R&D”) expense, and a $0.9 million benefit to selling, general and administrative (“SG&A”) expense. Subsequent to fiscal 2021, we do not expect to file for additional employee retention credit benefits.

COVID-19 Pandemic Update

Our business, operations and financial condition and results have been and may continue to be impacted by the COVID-19 pandemic. In fiscal 2020, we experienced significant and unpredictable reductions in both royalties and license fee revenue and product sales, primarily in our Medical Device business, as our customers were negatively impacted by the decline in the volume of elective procedures that resulted from the global healthcare system’s response to COVID-19. As fiscal 2021 progressed, we observed a diminishing degree of COVID-related impacts to our reported revenue. However, the extent to which the COVID-19 pandemic continues to impact the Company’s results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and longevity of COVID-19 and its variants, the resurgence of COVID-19 in regions that have begun to recover from the initial impact of the pandemic, the impact of COVID-19 on economic activity, and the actions to contain its impact on public health and the global economy. For further information, refer to “Risk Factors” in Part II, Item 1A of this Annual Report on Form 10-K.

Results of Operations

Fiscal Years Ended September 30, 2021, 2020 and 2019

Revenue. Fiscal 2021 revenue was $105.1 million, a $10.3 million or 11% increase from fiscal 2020 revenue. Fiscal 2020 revenue was $94.9 million, a $(5.2) million or (5)% decrease from fiscal 2019 revenue. The following is a summary of revenue streams within each reportable segment.

	Fiscal Year			Increase/(Decrease)		Increase/(Decrease)
(In thousands)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Medical Device
Product sales	$21,777	$21,608	$18,617	$169	1%	$2,991	16%
Royalties	30,781	28,614	34,781	2,167	8%	(6,167)	(18)%
License fees	16,275	12,020	13,678	4,255	35%	(1,658)	(12)%
Research, development and other	9,420	9,159	11,277	261	3%	(2,118)	(19)%
Medical Device Revenue	78,253	71,401	78,353	6,852	10%	(6,952)	(9)%
In Vitro Diagnostics
Product sales	24,701	22,709	21,390	1,992	9%	1,319	6%
Research, development and other	2,182	754	334	1,428	189%	420	126%
In Vitro Diagnostics Revenue	26,883	23,463	21,724	3,420	15%	1,739	8%
Total Revenue	$105,136	$94,864	$100,077	$10,272	11%	$(5,213)	(5)%

Medical Device. Revenue in our Medical Device segment was $78.3 million in fiscal 2021, a 10% increase from $71.4 million in fiscal 2020, primarily driven by increased royalties and license fees revenue.

•

Medical Device product revenue of $21.8 million in fiscal 2021 was essentially flat compared to fiscal 2020. Growth from sales of coating reagents and from sales of specialty catheter products first commercialized in fiscal 2020 was largely offset by a decline in sales of legacy, contract-manufactured balloon catheters.

•

Medical Device coatings royalties revenue increased 8% to $30.8 million in fiscal 2021, compared to $28.6 million in fiscal 2020. Fiscal 2021 royalties revenue benefited from broad-based, year-over-year growth, most notably from our latest generation SereneTM coating customers, which more than offset the approximately $1.2 million tail-end impact to fiscal 2021 from the expiration of our fourth-generation hydrophilic patents. Royalties revenue from our latest generation Serene coating grew 38% year-over-year in fiscal 2021 and comprised 26% of total fiscal 2021 royalties revenue, compared to 20% of total royalties revenue in fiscal 2020. With respect to COVID-19, fiscal 2020 provides a favorable comparison due to the relative decline in magnitude of impacts to royalties revenue from reduced procedure volumes in fiscal 2021 compared to fiscal 2020.

•

License fee revenue from the Abbott Agreement for our SurVeil DCB increased to $16.0 million in fiscal 2021, compared to $12.0 million in fiscal 2020, primarily due to the receipt of milestone payments. In fiscal 2021, Abbott Agreement license fee revenue included $11.3 million in revenue recognized on a $15.0 million milestone payment received during the period. In fiscal 2020, Abbott Agreement license fee revenue included $7.0 million in revenue recognized on a $10.8 million milestone payment received during the period.

Abbott Agreement license fee revenue is recognized as costs are incurred on a proportional basis to total expected costs for the TRANSCEND pivotal clinical trial. The percentage of costs incurred relative to total estimated costs for the TRANSCEND pivotal clinical trial of our SurVeil DCB was approximately 76%, 65% and 51% as of September 30, 2021, 2020 and 2019, respectively. We estimate this percentage will be approximately 83% by the end of fiscal 2022, with the remaining 17% of costs incurred and revenue recognized over the subsequent final three years of the TRANSCEND trial follow-up and clinical reporting period.

Future license fee revenue related to the Abbott Agreement will depend extensively on whether and when we receive the $30 milestone payment associated with receipt of the PMA of the SurVeil DCB. Approximately $25 million of the $30 million milestone payment would be recognized as license fee revenue in the period in which it is received. If PMA is received after December 31, 2022, the milestone payment is reduced to $27 million pursuant to the terms of the Abbott Agreement.

•

Medical Device R&D and other revenue increased 3% to $9.4 million in fiscal 2021, compared to $9.2 million in fiscal 2020, driven by commercial development projects with several of our coatings customers. This increase was partly offset by a decline in coating services revenue due to lifecycle attrition for certain customer products.

In fiscal 2020, revenue in our Medical Device segment was $71.4 million, a (9)% decline from $78.4 million in fiscal 2019. The decrease in fiscal 2020 revenue was primarily driven by the expiration of our fourth-generation hydrophilic coating patents and the impact of COVID-19.

•

Medical Device product revenue increased by $2.8 million in fiscal 2020, compared to the prior year, largely driven by recently commercialized specialty catheter products, partly offset by softness in orders in the second half of fiscal 2020 as our customers managed inventory in response to reductions in procedures due to COVID-19.

•

Medical Device coatings royalties revenue decreased to $28.6 million in fiscal 2020, compared to $34.8 million in fiscal 2019. Royalties revenue in fiscal 2020 declined by approximately $5.5 million due to the expiration of our fourth-generation hydrophilic patents. In addition, royalties revenue in fiscal 2020 was impacted by the reduction in procedures as a result of COVID-19, as well as by $1.0 million in revenue recognized in fiscal 2019 associated with the extension of an existing hydrophilic coating technology license. These decreases were partly offset by growth in royalties revenue from our Serene hydrophilic coating technology, which grew approximately 27% year-over-year, driven by customer product launches and resulting market share increases associated with the customer device applications that incorporate this latest generation coating technology.

•

Medical Device license fee revenue under the Abbott Agreement decreased to $12.0 million in fiscal 2020, compared to $13.5 million in fiscal 2019, driven primarily by relatively higher spending in fiscal 2019 to support the TRANSCEND clinical trial during the active trial enrollment phase. In fiscal 2020, Abbott Agreement license fee revenue included $7.0 million in revenue recognized on a $10.8 million milestone payment received during the period. In fiscal 2019, Abbott Agreement license fee revenue included $5.1 million in revenue recognized on a $10.0 million milestone payment received during the period.

•

Medical Device R&D and other revenue decreased by $(2.1) million in fiscal 2020, compared to the prior year, due to the timing of new product development projects with several of our contract R&D customers, as well as by a decline in coating services revenue in the second half of fiscal 2020 as a result of COVID-19.

In Vitro Diagnostics. Revenue in our IVD segment was $26.9 million in fiscal 2021, a 15% increase from $23.5 million in fiscal 2020, driven primarily by increased sales volume of our distributed antigen products and customer development projects.

•

IVD product revenue increased 9% or $2.0 million in fiscal 2021, compared to fiscal 2020. In fiscal 2021, we saw sustained growth of our distributed antigen products used in autoimmune diagnostic testing. Revenue growth in fiscal 2021 was also driven by steady growth in sales of our protein stabilization and colorimetric substrate products, partly offset by a decline in sales volume of our microarray slide/surface products. With respect to COVID-19, the fiscal 2020 period provides a favorable comparison as we observed modest COVID-related impacts to revenue in the second half of fiscal 2020.

•

IVD research, development and other revenue was $2.2 million in fiscal 2021, an increase of $1.4 million compared to $0.8 million in fiscal 2020, driven by customer development projects utilizing our microarray slide/surface products. The IVD business cultivates new product revenue opportunities by partnering with customers on their testing and development of new or improved diagnostic test products that utilize our enabling technology.

In fiscal 2020, revenue in our IVD segment was $23.5 million, an 8% increase from $21.7 million in fiscal 2019. Revenue growth in fiscal 2020 was driven by growth in demand for our microarray DNA slide products, partly offset by a decline in demand for our antigen and stabilization products in the second half of fiscal 2020 as certain customers managed inventory levels in response to the impacts of COVID-19.

Major costs and expenses and their percentage of total revenue were as follows:

	Fiscal Year
	2021		2020		2019
(In thousands)	Amount	% Total Revenue	Amount	% Total Revenue	Amount	% Total Revenue
Product costs	$17,177	16%	$15,317	16%	$13,639	14%
Research and development	46,734	45%	50,188	53%	52,885	53%
Selling, general and administrative	30,677	29%	28,392	30%	23,950	24%
Acquired intangible asset amortization	2,793	3%	2,218	2%	2,405	2%
Acquisition transaction, integration and other costs	1,049	1%	—	—	—	—
Contingent consideration expense (gain)	3	—	—	—	(161)	(0)%
Acquired in-process research and development	—	—	—	—	890	1%

Product costs. Product gross margins (defined as product sales less related product costs, as a percentage of product sales) were 63%, 65% and 66% in fiscal 2021, 2020 and 2019, respectively. Fiscal 2021 product gross margin was unfavorably impacted by a product replacement matter for one of the contract-manufactured products in our Medical Device business, which resulted in $0.7 million in product cost charges, as well as a modest decline in revenue. Fiscal 2021 product gross margin was also unfavorably impacted by a shift in product mix within the IVD business due to sales growth from relatively lower margin products. These decreases in fiscal 2021 product gross margin were offset, in part, by the $0.5 million benefit associated with the employee retention credit under the CARES Act. For fiscal 2020, product gross margin was relatively consistent with the prior year. As we grow our Medical Device business, product gross margins may continue to be impacted by the shift in revenue mix to towards medical device sales at relatively lower margins, particularly during the scale-up phase after initial commercialization.

Research and development expense. R&D expense decreased by $3.5 million in fiscal 2021 and was 45% of revenue, compared to 53% of revenue in fiscal 2020. Fiscal 2021 R&D expense included a benefit of $2.2 million associated with the employee retention credit under the CARES Act. Clinical trial spending and other costs related to our SurVeil DCB declined in fiscal 2021, compared to fiscal 2020, with the progression of the TRANSCEND pivotal clinical trial from patient follow up in fiscal 2020 to preparation of the clinical report and submission of the final PMA modules in fiscal 2021.

In fiscal 2020, R&D expense declined by $2.7 million compared to fiscal 2019 and was 53% of revenue in both fiscal 2020 and 2019. Clinical trial spending decreased in fiscal 2020, principally for the TRANSCEND clinical trial for our SurVeil DCB with the progression from active enrollment in fiscal 2019 to patient follow up in fiscal 2020, as well as for the fiscal 2019 clinical study for our Avess DCB. These decreases were partly offset by fiscal 2020 expenses related to our SWING first-in-human clinical study for the Sundance DCB, manufacturing readiness activities for our Sublime radial access platform, and continued investments in human capital within our R&D team.

Selling, general and administrative expense. SG&A expense increased by $2.3 million in fiscal 2021 and was 29% of revenue, compared to 30% of revenue in fiscal 2020. The increase in SG&A expense in fiscal 2021 was primarily driven by personnel and other investments to support product development and strategic initiatives. These increases were offset, in part, by a benefit of $0.9 million recorded to SG&A expense in fiscal 2021 associated with the employee retention credit under the CARES Act. We expect SG&A expense to increase between $11 million and $15 million in fiscal 2022, compared to fiscal 2021, exclusive of the $0.9 million benefit associated with the employee retention credit, primarily to support initial commercialization of our Sublime radial access and Pounce thrombectomy system platforms.

In fiscal 2020, SG&A expense increased by $4.4 million to 30% of revenue, compared to 24% of revenue in fiscal 2019. The increase in SG&A expense in fiscal 2020 was primarily driven by personnel and other investments to support product development and strategic initiatives. Also contributing to the increase in SG&A expense in fiscal 2020 was a $0.6 million reduction to expense in fiscal 2019 resulting from a claim that was settled for less than the amount we had reserved.

Acquired intangible asset amortization. We have previously acquired certain intangible assets through business combinations, which are amortized over periods ranging from six to 14 years. In fiscal 2021, we recorded $0.5 million in intangible asset amortization associated with the Vetex developed technology acquired in the fourth quarter of fiscal 2021. Acquisition intangible asset amortization was generally consistent in fiscal 2020 and 2019.

Acquisition transaction, integration and other costs. In fiscal 2021, we incurred $1.0 million in legal, accounting and other due diligence costs specifically related to the acquisition of Vetex.

Contingent consideration expense (gain). We have contingent consideration obligations related to business combinations. Expense (gain) recognized is related to changes in the probability and timing of achieving certain contractual milestones, as well as accretion expense for the passage of time. In fiscal 2021, contingent consideration expense consists of accretion for liabilities associated with the fiscal 2021 Vetex acquisition. In fiscal 2019, the contingent consideration gain of $(0.2) million resulted from changes in the estimated fair value of our contingent consideration obligations associated with fiscal 2016 business acquisitions, for which we made the final contingent consideration payment of $3.2 million to the sellers of NorMedix, Inc. (“NorMedix”) in fiscal 2020.

Acquired in-process R&D. We acquired certain intellectual property assets in fiscal 2019 that resulted in a charge to acquired in-process R&D expense totaling $0.9 million in fiscal 2019.

Other (expense) income. Major classifications of other (expense) income were as follows:

	Fiscal Year
(In thousands)	2021	2020	2019
Investment income, net	$123	$656	$1,097
Interest expense	(310)	(133)	(152)
Foreign exchange (loss) gain	(170)	(248)	134
(Loss) gain on strategic investments and other	—	(478)	10
Other (expense) income	$(357)	$(203)	$1,089

Investment income declined in fiscal 2021 and 2020 relative to the respective prior year commensurate with a decline in interest rates, as well as due to the decline in the balance of available-for-sale investments. Fiscal 2021 interest expense increased, compared to the prior year, due to utilization of our revolving credit facility. Foreign currency (losses) gains result primarily from the impact of U.S. dollar to Euro exchange rate fluctuations on certain intercompany obligations. In fiscal 2020, we recognized a $0.5 million impairment loss on our strategic investment in ViaCyte, Inc. to reduce the carrying value to zero.

Income tax (provision) benefit. We recorded income tax expense of $(2.1) million in fiscal 2021 and an income tax benefit of $2.6 million and $0.1 million in fiscal 2020 and 2019, respectively. The following is a reconciliation of our statutory U.S. federal tax rates and our effective tax rates:

	Fiscal Year
	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(4.3)	37.9	(6.0)
U.S. federal and foreign R&D tax credits	(14.5)	108.1	(32.6)
Foreign and state rate differential	9.4	(14.5)	2.1
Valuation allowance change	16.7	(56.7)	8.9
Stock-based compensation (1)	(8.6)	5.6	(2.2)
Contingent consideration expense (gain) and related foreign currency revaluation	—	—	(0.8)
U.S. Federal & state rate change	(0.6)	(1.2)	0.6
Tax reserve change	(2.4)	(41.9)	10.2
Foreign-derived income deduction	—	6.1	(2.0)
Impact of CARES Act	11.6	116.9	—
Acquisition-related transaction costs	2.9	—	—
Other	2.0	(4.1)	0.4
Effective tax rate	33.2%	177.2%	(0.4)%

(1)	Includes non-deductible stock-based compensation.

The difference between the respective U.S. federal statutory tax rates and our annual effective tax rates reflects the impact of differences between amounts recorded in our consolidated financial statements and our tax returns.

Our effective tax rate in fiscal 2021 differed from the U.S. federal statutory rate due primarily to the remeasurement of deferred tax assets and liabilities associated with the CARES Act, partly offset by impacts of the U.S. federal R&D tax credit and excess tax benefits associated with stock-based compensation. In addition, our effective tax rate in fiscal 2021 was impacted by operating losses generated by Creagh Medical, where the 12.5% statutory rate tax benefits are offset by a full valuation allowance.

Our effective tax rate in fiscal 2020 differed from the U.S. federal statutory rate due primarily to a $1.7 million discrete tax benefit recorded as a result of the CARES Act, which included significant business tax provisions. In fiscal 2020, we recorded a discrete tax benefit of $1.7 million as a result of our ability under the CARES Act to carry back NOLs incurred to periods when the statutory tax rate was 35% versus our current tax rate of 21%. In addition, our effective tax rate in fiscal 2020 was impacted by the U.S. federal R&D tax credit, the impact of which was partly offset by related tax reserve changes as well as operating losses in Ireland, where the 12.5% statutory rate tax benefits are offset by a full valuation allowance.

Our effective tax rate in fiscal 2019 differed from the U.S. federal statutory rate due primarily to our U.S. federal R&D tax credit, the impact of which was partly offset by related tax reserve changes, as well as operating losses in Ireland, where the 12.5% statutory rate tax benefits are offset by a full valuation allowance.

During fiscal 2021, 2020 and 2019, we recognized net excess tax benefits from share options exercised, expired, forfeited or vested totaling $0.9 million, $0.4 million and $0.5 million, respectively.

Segment Operating Results

Operating results for each of our reportable segments were as follows:

	Fiscal Year			Increase/(Decrease)		Increase/(Decrease)
(In thousands)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Operating income (loss):
Medical Device	$4,683	$(3,246)	$4,794	$7,929	(244)%	$(8,040)	(168)%
In Vitro Diagnostics	13,770	11,771	10,620	1,999	17%	1,151	11%
Total segment operating income	18,453	8,525	15,414	9,928	117%	(6,889)	(45)%
Corporate	(11,750)	(9,776)	(8,945)	(1,974)	20%	(831)	9%
Total operating income (loss)	$6,703	$(1,251)	$6,469	$7,954	(636)%	$(7,720)	(119)%

Medical Device. Our Medical Device business reported operating income of $4.7 million in fiscal 2021, compared to an operating loss of $(3.2) million in fiscal 2020, representing 6% and (5)% of Medical Device revenue in fiscal 2021 and 2020, respectively.

•

The year-over-year contribution to operating income (loss) from royalties and license fee revenue increased $6.4 million in fiscal 2021, compared to the prior year. License fee revenue reflects the timing of Abbott milestone payments received and increased $4.3 million in fiscal 2021, compared to the prior year, as a result of the $15.0 million milestone payment received in fiscal 2021 and the $10.8 million milestone payment received in fiscal 2020. Royalties revenue increased $2.2 million in fiscal 2021, compared to the prior year, driven by broad-based growth and significant prior-year COVID-19 impacts.

•	In fiscal 2021, Medical Device operating income includes a $2.6 million benefit associated with the employee retention credit under the CARES Act.
•

Medical Device product gross profit declined $0.6 million year-over-year in fiscal 2021, and product gross margins were 58.0% and 61.3% for fiscal 2021 and 2020, respectively. Product gross margins were unfavorably impacted by both a product replacement matter for one of our contract-manufactured products in fiscal 2021, which resulted in $0.7 million in product cost charges, and by unfavorable overhead absorption due to lower volume from the COVID-related decline in coating reagent sales in the first half of fiscal 2021. These impacts were offset, in part, by a $0.2 million benefit in fiscal 2021 associated with the employee retention credit under the CARES Act.

•

Medical Device operating expenses, excluding product costs, declined $(1.9) million year-over-year in fiscal 2021. Fiscal 2021 Medical Device operating costs and expenses, excluding product costs, include a benefit of $2.4 million associated with the employee retention credit under the CARES Act. SG&A expense in our Medical Device business increased $1.3 million year-over-year in fiscal 2021, which is net of a $0.6 million benefit associated with the employee retention credit, as we invested in sales and marketing personnel and infrastructure to execute our long-term growth strategy. The fiscal 2021 Vetex acquisition added $1.1 million in expenses for R&D personnel and acquired intangible amortization. These increases were offset, in part, by a year-over-year decline in R&D expenditures associated with the TRANSCEND pivotal clinical trial.

In fiscal 2020, our Medical Device business reported an operating loss of $(3.2) million, compared to operating income of $4.8 million in fiscal 2019, representing (5)% and 6% of Medical Device revenue in fiscal 2020 and 2019, respectively.

•

The year-over-year contribution to operating loss (income) from royalties and license fee revenue declined $7.8 million related to the expiration of our fourth-generation hydrophilic coating patents, the impact of COVID-19 on procedure volume, and a decline in Abbott Agreement license fee revenue.

•

Medical Device operating performance was positively impacted by an increase in product gross profit of $1.3 million in fiscal 2020, compared to fiscal 2019, as a result of leverage on higher product revenue. Product gross margin declined to 61.3% for fiscal 2020, compared to 63.2% in fiscal 2019, due primarily to the unfavorable impact of fiscal 2020 product mix. In fiscal 2020, certain legacy medical device customers reduced order volume as a result of COVID-19, and revenue volume increased from initial orders of newly developed specialty catheter products.

•

Medical Device operating expenses, excluding product costs, declined $(0.4) million in fiscal 2020, compared to the prior year. We reported $0.9 million in acquired in-process R&D expense in fiscal 2019. Fiscal 2020 increases in SG&A to support our vascular intervention product strategy were partly offset by a decline in R&D from higher clinical study costs in fiscal 2019. SG&A increased year-over-year in fiscal 2020, as we invested in the talent and capabilities necessary to support product development decisions and accelerate the development and management of our existing product platforms, including physician feedback and product evaluations.

In Vitro Diagnostics. Our IVD business reported operating income of $13.8 million in fiscal 2021, an increase of 17% or $2.0 million compared to fiscal 2020. IVD operating income was 51% and 50% of revenue in fiscal 2021 and 2020, respectively. The contribution to operating income from R&D and other revenue increased $1.4 million year-over-year in fiscal 2021 from customer development project opportunities. In fiscal 2021, IVD operating income included a $0.5 million benefit associated with the employee retention credit under the CARES Act. IVD product gross profit increased $0.9 million year-over-year in fiscal 2021, and product gross margins were 67.5% and 69.4% for fiscal 2021 and 2020, respectively. Fiscal 2021 product gross margins were favorably impacted by leverage on revenue growth and a $0.2 million benefit associated with the employee retention credit under the CARES Act. This was more than offset by a shift in revenue mix towards distributed antigen products with relatively lower gross margins.

In fiscal 2020, our IVD business reported operating income of $11.8 million, an increase of 11% or $1.2 million, compared to fiscal 2019, as a result of revenue growth. Product gross profit increased by $1.1 million in fiscal 2020, compared to the prior year. Product gross margin increased to 69.4% in fiscal 2020 from 68.6% in fiscal 2019 driven by both leverage on revenue growth and a shift in revenue mix towards products with relatively higher gross margins.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive management, corporate accounting, legal, human resources and Board of Directors related fees and expenses, which we do not fully allocate to the Medical Device and IVD segments. Corporate also includes expenses, such as acquisition-related costs and litigation, which are not specific to a segment and thus not allocated to our reportable segments. The unallocated Corporate expense operating loss was $(11.8) million, $(9.8) million and $(8.9) million in fiscal 2021, 2020 and 2019, respectively. The year-over-year increase in Corporate expense in fiscal 2021  of $2.0 million, or 20%, was primarily driven by $1.0 million in Vetex acquisition transaction, integration and other costs and increased compensation expenses, partly offset by a $0.5 million benefit associated with the fiscal 2021 employee retention credit. In fiscal 2020, the $0.8 million, or 9% year-over-year increase in Corporate expense  was primarily driven by compensation expenses.

Cash Flow Operating Results

The following is a summary of cash flow results:

	Fiscal Year
(In thousands)	2021	2020	2019
Cash provided by (used in):
Operating activities	$15,389	$14,010	$8,038
Investing activities	(25,238)	(9,066)	9,754
Financing activities	10,227	(4,648)	(11,029)
Effect of exchange rates on changes in cash and cash equivalents	(10)	128	(70)
Net change in cash and cash equivalents	$368	$424	$6,693

Operating Activities. Cash provided by operating activities totaled $15.4 million, $14.0 million and $8.0 million in fiscal 2021, 2020 and 2019, respectively. During fiscal 2021, 2020 and 2019, we reported net income of $4.2 million, $1.1 million and $7.6 million, respectively. Net changes in operating assets and liabilities (reduced) increased cash flows from operating activities by $(4.9) million, $1.1 million and $(9.9) million in fiscal 2021, 2020 and 2019, respectively.

Significant changes in operating assets and liabilities affecting cash flows during fiscal 2021, 2020 and 2019 included:

•

Cash (used in) provided by accounts receivable and contract asset was $(2.5) million, $3.5 million and $(1.6) million in fiscal 2021, 2020 and 2019, respectively. In fiscal 2021, cash used was primarily driven by an increase in royalties receivable from customers (contract asset), reflecting underlying growth and diminishing impacts from COVID-19. In fiscal 2020, the cash provided was primarily due to a reduction in fiscal 2020 contract asset related to reduced royalty payments receivable from customers subsequent to the expiration of our fourth-generation hydrophilic coatings patents and as a result of the impact of COVID-19. In addition, timing fluctuations in accounts receivable balances were unfavorable to cash flow in the fiscal 2021 period and favorable to cash flow in fiscal 2020.

•

Cash (used in) provided by prepaids and other was $(2.4) million, $0.4 million and $(2.1) million in fiscal 2021, 2020 and 2019, respectively. In fiscal 2021, cash used was primarily driven by a $3.6 million receivable recorded at the end of the period associated with the employee retention credit under the provisions of the CARES Act. In fiscal 2020 and 2019, cash provided (used) was primarily related to a decrease (increase), respectively, in reimbursable Irish R&D expenses.

•

Cash provided by (used in) accrued liabilities was $1.4 million, $1.8 million and $(2.2) million in fiscal 2021, 2020 and 2019, respectively. In fiscal 2021, the cash provided by accrued liabilities was primarily due to a $1.9 million increase in accrued compensation related to incentive compensation, partly offset by a reduction in accrued clinical trial costs. In fiscal 2020, the cash provided by accrued liabilities was primarily due to a $2.0 million increase in accrued compensation related to incentive compensation and accrued vacation. In fiscal 2019, the cash used in accrued liabilities was primarily due to a $1.1 million reduction in accrued compensation due to lower incentive compensation in fiscal 2019, as well as a $1.0 million reduction from a customer claim settlement in fiscal 2019.

•

Cash used in deferred revenue was $(1.0) million, $(1.2) million and $(3.5) million in fiscal 2021, 2020 and 2019, respectively. This was driven by the timing of the receipt of SurVeil DCB upfront and milestone payments from Abbott which totaled $15.0 million and $10.8 million in fiscal 2021 and 2020, respectively, offset by related license fee revenue recognition of $16.0 million, $12.0 million and $13.5 million in fiscal 2021, 2020 and 2019, respectively.

For fiscal 2020, income taxes also impacted cash provided by operating activities. Primarily as a result of the NOL carryback provisions of the CARES Act, income tax receivable increased to $2.4 million as of September 30, 2020, compared to $0.6 million as of September 30, 2019, and deferred income taxes increased to $7.3 million as of September 30, 2020, compared to $6.2 million as of September 30, 2019.

Additionally, the portion of acquisition-related contingent consideration payments classified as reduction of cash flows from operations was $0.6 million and $2.0 million in fiscal 2020 and 2019, respectively, as it related to accretion expense, which increased these obligations from the acquisition date through settlement.

Investing Activities. Cash (used in) provided by investing activities totaled $(25.2) million, $(9.1) million and $9.8 million in fiscal 2021, 2020 and 2019, respectively.

•

In fiscal 2021, we invested $39.6 million in the acquisition of Vetex, which represents the upfront cash payment of $39.9 million net of acquired cash. We invested $5.3 million, $3.7 million and $6.0 million in property and equipment in fiscal 2021, 2020 and 2019, respectively. Capital expenditures in each fiscal year were primarily related to investments in property and equipment to facilitate our vascular intervention product strategy, including the buildout of an additional facility in Eden Prairie, Minnesota.

•	Net purchases and maturities of available-for-sale investments were a source (use) of cash totaling $20.6 million, $(5.4) million and $16.5 million in fiscal 2021, 2020 and 2019, respectively.
•	In fiscal 2019, we invested $0.8 million in in-process R&D assets to expand our product development pipeline.

Financing Activities. Cash provided by (used in) financing activities totaled $10.2 million, $(4.6) million and $(11.0) million in fiscal 2021, 2020 and 2019, respectively.

•	In fiscal 2021, we funded the Vetex acquisition, in part, from $10 million in borrowings on our $25 million revolving credit facility.

•

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

•

In fiscal 2021, 2020 and 2019, we paid $2.8 million, $2.5 million and $2.7 million, respectively, to purchase common stock to pay employee taxes resulting from the exercise of stock options and vesting of other stock awards.

•	In fiscal 2020, we paid $1.0 million to Embolitech, LLC related to our fiscal 2018 acquisition of in-process R&D.
•	We generated $3.1 million, $1.6 million and $0.7 million in fiscal 2021, 2020 and 2019, respectively, from the sale of common stock related to our stock-based compensation plans.

Liquidity and Capital Resources

As of September 30, 2021, working capital totaled $40.4 million, a decrease of $27.3 million from September 30, 2020. We define working capital as current assets minus current liabilities. Cash and cash equivalents and available-for-sale investments totaled $40.9 million as of September 30, 2021, a decrease of $20.2 million from $61.1 million as of September 30, 2020. In fiscal 2021, we completed the Vetex acquisition, which was funded using $29.9 million of cash on hand and $10 million in short-term borrowings on our $25 million revolving credit facility. In fiscal 2021, we received a $15 million clinical report milestone payment under the Abbott Agreement.

Subject to the terms of the Abbott Agreement, the Company is to receive a $30 million PMA milestone payment under the Abbott Agreement if the SurVeil DCB receives PMA on or before December 31, 2022. The PMA milestone payment is reduced to $27 million under the Abbott Agreement if PMA is received after December 31, 2022. The Company cannot be sure whether the PMA milestone payment will be received on or before December 31, 2022, if at all.

The Company proactively manages its access to capital to support liquidity and continued growth. Surmodics has access to a revolving credit facility, which provides for availability of up to $25 million. The outstanding balance on the revolving credit facility was $10 million as of September 30, 2021. The current scheduled maturity date of the revolving credit facility is September 14, 2022, and the Company has one additional extension period remaining. If we elect to extend the maturity date at least 60 days prior to the scheduled maturity date, and if the extension conditions are met, which include no material adverse effect, default, or event of default under the revolving credit facility, the revolving credit facility will mature, and any outstanding balance will become payable, on September 14, 2023.

As of September 30, 2021, the Company’s shelf registration statement with the SEC allows the Company to offer potentially up to $200 million in debt securities, common stock, preferred stock, warrants, and other securities or any such combination of such securities in amounts, at prices, and on terms announced if and when the securities are ever offered.

The Company’s investment policy excludes ownership of collateralized mortgage obligations, mortgage-backed derivatives and other derivative securities without prior written approval of the Board of Directors. Our investments primarily consist of commercial paper and corporate bond securities and are reported at fair value as available-for-sale investments and totaled $9.7 million as of September 30, 2021. Our investment policy requires that no more than 5% of investments be held in any one credit or issue, excluding U.S. government and government agency obligations. The primary investment objective of the portfolio is to provide for the safety of principal and appropriate liquidity, while generating an above-benchmark (Barclays Short Treasury 1-3 Month Index) total rate of return on a pre-tax basis.

In fiscal 2022, we anticipate an increase in SG&A expenditures of between $11 million and $15 million, as well as an increase in capital expenditures of up to $3 million. We expect that increasing SG&A expenditures in fiscal 2022 will exceed any associated increases in revenues, and therefore will reduce our cash flow from operations. We also anticipate R&D expenses will continue to be significant in fiscal 2022, primarily related to medical device product development, including readiness for commercialization of our Pounce and Sublime platforms. We believe that our existing cash and cash equivalents and available-for-sale investments, which totaled $40.9 million as of September 30, 2021, together with cash flow from operations and our revolving credit facility, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for fiscal 2022. There can be no assurance, however, that our business will continue to generate cash flows at historic levels.

Beyond fiscal 2022, our cash requirements will depend extensively on the timing of market introduction and extent of market acceptance of products in our medical device product portfolio, including our SurVeil DCB. Our long-term cash requirements also will be significantly impacted by the level of our investment in commercialization of our vascular intervention products and whether we make future corporate transactions. We cannot accurately predict our long-term cash requirements at this time. We may seek additional sources of liquidity and capital resources, including through borrowing, debt or equity financing or corporate transactions to generate cashflow. There can be no assurance that such transactions will be available to us on favorable terms, if at all.

Below is a summary of short-term and long-term anticipated cash requirements under contractual obligations existing as of September 30, 2021.

	September 30, 2021
(In thousands)	Total	Fiscal 2022	After Fiscal 2022
Operating leases (1)	$4,208	$657	$3,551
Asset acquisition & business combination obligations (2)	6,000	500	5,500
Clinical trial CRO obligations (3)	7,088	2,165	4,923
Total gross value	$17,296	$3,322	$13,974
(1)	The Company leases U.S. facilities for research, office, manufacturing and warehousing.
(2)

Asset acquisition obligations consist of the gross value of payments to be made in connection with in-process R&D technology asset acquisitions completed in fiscal 2019 and 2018, excluding amounts that are contingent upon unmet regulatory or commercial milestones. Business combination obligations consist of the gross value of guaranteed milestone payments to be made in association with the Vetex acquisition, excluding amounts that are contingent upon unmet product development and regulatory milestones.

(3)

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

For additional information regarding the above obligations, see Notes 2, 11 and 12 to the consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

As of September 30, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Share Purchase Activity

Our Board of Directors has authorized the repurchase of up to an additional $25.3 million of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorization has no fixed expiration date.

Customer Concentrations

Revenue from customers that equaled or exceeded 10% of total revenue was as follows:

	Fiscal Year
	2021	2020	2019
Abbott	21%	19%	19%
Medtronic	13%	14%	14%

Our licensed technologies provide royalties and license fee revenue. We have agreements with a diverse base of customers, and certain customers have multiple products using our technology. Abbott and Medtronic plc (“Medtronic”) are our largest customers. Abbott has several separately licensed products, including the SurVeil DCB license, which generate royalties and license fee revenue for Surmodics. Revenue from the SurVeil DCB license represented 15%, 13% and 13% of total revenue for fiscal 2021, 2020 and 2019, respectively. Medtronic has several separately licensed products that generate royalty revenue for Surmodics, none of which represented more than 5% of our total revenue for fiscal 2021.

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

Revenue Recognition

We license technology to medical device manufacturers (third parties) and collect royalties based on the greater of the contractual percentage of a customer’s sales of products incorporating our licensed technologies or minimum contractual royalties. Sales-based royalties revenue is recognized as our license customers sell products containing our technologies, which is generally reported to us a quarter after those sales occur. This requires us to estimate the revenue earned on these arrangements and record it prior to our customers reporting the underlying sales to us. Sales-based royalties are estimated using the most-likely amount method based on historical sales information, adjusted for known changes, such as product launches and patent expirations. We also consider macroeconomic factors affecting the medical device market. These inputs require significant management judgement and are updated quarterly. Minimum royalty fees are recognized through the non-cancellable period, which is generally 90 days, but can be up to one year. Revenue related to contingent milestones is recognized upon the achievement of the milestone, provided collectability is assured. Customer advances are accounted for as a liability (deferred revenue) until all criteria for revenue recognition have been met.

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

Goodwill and Other Indefinite-lived Intangible Assets

We record all assets and liabilities acquired in business acquisitions at fair value, including goodwill and other intangible assets. The initial recognition of goodwill and other intangible assets requires management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods including discounted cash flow analysis.

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

Goodwill in our reporting units is evaluated for impairment in two ways. First, an assessment of qualitative factors is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing an impairment test, as described below, becomes unnecessary. If events or circumstances occur that would indicate that the carrying amount may be impaired, or if the Company otherwise determines it necessary, the quantitative impairment test would be performed. Evaluation of goodwill for impairment requires management to make significant judgments and estimates, most of which are based on each reporting unit’s projected future cash flows. Our estimates associated with the annual test of goodwill and indefinite-lived intangible assets are considered critical due to the amount of these assets recorded on our consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows and, in the case of a quantitative test and impairment measurement, applicable discount rates.

We perform our annual assessment of goodwill for impairment as of July 1st of each fiscal year. Based on the results of these assessments, no goodwill impairment charges were recorded during fiscal 2021, 2020 or 2019. During fiscal 2019, we recorded impairment charges on our indefinite-lived intangible assets of $0.3 million as a result of decreases in future revenue estimates associated with these assets. No impairment charges were recorded in fiscal 2021 and 2020 related to indefinite-lived intangible assets.

Income Taxes

Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We evaluate the recoverability of deferred tax assets based on available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. Under GAAP, we establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this determination, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments (either increases or decreases) to the deferred tax asset valuation allowance are determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income or tax liability in either the carry-back or carry-forward periods under the tax law. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods that could have a material effect on our results of operations.

We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. Under GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when there is: (i) a completion of a tax audit, (ii) effective settlement of an issue, (iii) a change in applicable tax law including a tax case or legislative guidance, or (iv) the expiration of the applicable statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our results of operations.

Business Acquisitions

We account for acquired businesses using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income. Accordingly, for significant items, we typically engage a third-party valuation firm. There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed in a business combination. For intangible assets, we historically have utilized the income method. The income method starts with a forecast of all of the expected future net cash flows attributable to the subject intangible asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method (or other methods) include the projected future cash flows (including timing) and the discount rate reflecting the risks inherent in the future cash flows. Estimating the useful life of an intangible asset also requires judgment. For example, different types of intangible assets will have different useful lives, influenced by the nature of the asset, competitive environment and rate of change in the industry. All of these judgments and estimates can significantly impact the determination of the amortization period of the intangible asset, and thus net income. Contingent consideration liabilities are remeasured to fair value each reporting period using discount rates, probabilities of payment and projected payment dates. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing or likelihood of achieving value-enhancing milestones and changes in discount periods and rates. Projected contingent payment amounts are discounted back to the current period using a discount cash flow model. For further disclosures related to acquisitions and contingent consideration, see Notes 2, 5 and 12 to the consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of interest-bearing corporate debt securities with varying maturity dates, which generally are less than one year. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. As of September 30, 2021, we held $9.7 million in available-for-sale debt securities, of which $7.7 million had maturity dates of less than one year. Therefore, interest rate fluctuations would have an insignificant impact on our results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements and commercial paper instruments.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Surmodics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Surmodics, Inc. and subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and the financial statement schedule listed in the Table of Contents at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Collaborative Arrangement – Abbott Vascular, Inc. — Refer to Notes 2 and 4 of the financial statements

Critical Audit Matter Description

The Company entered into an agreement with Abbott Vascular, Inc. (“Abbott”) whereby Abbott has exclusive worldwide commercialization rights for Surmodics’ SurVeil DCB to treat the superficial femoral artery, which is currently being evaluated in a U.S. pivotal clinical trial.

The Company has received payments totaling $60.8 million as of September 30, 2021 and may receive an additional contingent milestone payment of up to $30 million, pursuant to the terms of the Abbott Agreement. Revenue from the upfront fee and contingent clinical and regulatory milestone payments, once the underlying contingencies are achieved, is recognized as the clinical and regulatory activities are performed on a proportional performance basis. Performance is measured based on actual costs incurred relative to the expected total cost of the underlying activities, most notably the completion of the TRANSCEND clinical trial. A significant component of the cost of this trial is the cost of the Company’s outsourced clinical trial clinical research organization (“CRO”) consultants, which are estimated based on executed statements of work, project budgets, and patient enrollment timing, among other factors. A significant change to the Company’s estimate of the costs to complete the TRANSCEND clinical trial could have a material effect on the Company’s results of operations. The total expected cost of the trial is a significant management estimate and is reviewed and assessed each reporting period.

Given the significant judgments made by management to estimate the costs to complete the TRANSCEND clinical trial used to recognize revenue for the Abbott Agreement, auditing such estimate required an increased extent of audit effort and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimated total costs to complete the TRANSCEND clinical trial included the following, among others:

•	We tested the effectiveness of controls over the TRANSCEND clinical trial estimated total costs to complete that are used in the revenue recognition model for the Abbott Agreement.
•

We performed testing of management’s process through inquiries of management, including clinical and regulatory personnel, and inspection of the revenue recognition model to understand how management developed the TRANSCEND clinical trial estimated total costs to complete that are used in the revenue recognition for the Abbott Agreement.

•

We evaluated management’s ability to estimate total costs to complete the TRANSCEND clinical trial by comparing actual costs to management’s historical estimates. We inquired of management to understand the changes in the actual cost compared to management’s historical estimates.

•

We inspected the executed agreements between the Company and the primary CRO consultants and compared the estimated total costs to complete in the agreements to the estimated costs used by management within the revenue recognition model. We confirmed the accuracy of the executed agreements with the primary CRO consultants involved in the TRANSCEND clinical trial.

•	We tested the mathematical accuracy of the estimated total costs to complete the TRANSCEND clinical trial that are used in the revenue recognition model for the Abbott Agreement.

Royalty Revenue – Sales-based Royalty Estimates — Refer to Note 2 of the financial statements

Critical Audit Matter Description

Royalty revenue consists of sales-based royalties earned under licenses of surface modification coating technologies. Performance obligations under these licenses, which consist of the right to use the Company’s proprietary technology, are satisfied at a point in time corresponding with delivery of the underlying technology rights to the customer, which is generally upon transfer of the licensed technology to the customer. Sales-based royalty revenue represents variable consideration under the license agreements and is recognized in the period a customer sells products incorporating the Company’s licensed technologies. The Company estimates sales-based royalty revenue earned but unpaid at each reporting period using the expected value method based on historical sales information, adjusted for known changes such as product launches and patent expirations. The Company also considers macroeconomic factors affecting the medical device market. These inputs require significant management judgment.

Given the significant judgments made by management relating to the inputs used in the expected value method to estimate the sales-based royalties earned under licenses of surface modification technologies, auditing such inputs required an increased extent of audit effort and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the sales-based royalty estimates under licenses of surface modification coating technologies included the following, among others:

•	We tested the effectiveness of controls over the sales-based royalty estimates.
•

We tested management’s process through inquiries of management and inspection of the inputs used in the expected value method to understand how management developed the quarterly sales-based royalties earned estimates under licenses of surface modification coating technologies.

•

We evaluated and tested the expected value method inputs including historical sales information, adjustments for product launches, patent expirations, and macroeconomic factors in the sales-based royalties earned estimates and compared prior period management estimates to actual royalty revenue reported by customers.

•

We tested select license agreements between the Company and customers, which included inspection of quarterly reporting from customers, to evaluate the accuracy and completeness of the historical information included within the sales-based royalties earned estimates.

•	We tested the mathematical accuracy of the sales-based royalties earned estimates used for revenue recognition.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

November 24, 2021

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Surmodics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Surmodics, Inc. and subsidiaries (the “Company”) as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2021, of the Company and our report dated November 24, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

November 24, 2021

Surmodics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30

(In thousands, except per share data)	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$31,153	$30,785
Available-for-sale securities	7,717	30,313
Accounts receivable, net of allowances of $119 and $130 as of September 30, 2021 and 2020, respectively	9,169	7,675
Contract assets — royalties and license fees	7,091	6,108
Inventories, net	6,760	5,966
Income tax receivable	1,912	2,391
Prepaids and other	6,453	3,370
Total Current Assets	70,255	86,608
Property and equipment, net	30,090	30,103
Available-for-sale securities	2,002	—
Deferred income taxes	5,867	7,315
Intangible assets, net	37,054	13,283
Goodwill	45,606	27,185
Other assets	3,718	4,269
Total Assets	$194,592	$168,763
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,783	$1,515
Accrued liabilities:
Compensation	8,480	6,630
Accrued other	4,905	5,547
Short-term borrowings	10,000	—
Deferred revenue	4,647	5,200
Total Current Liabilities	29,815	18,892
Deferred revenue, less current portion	10,301	10,796
Deferred income taxes	2,742	—
Other long-term liabilities	11,649	8,020
Total Liabilities	54,507	37,708
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Series A preferred stock — $.05 par value, 450 shares authorized; no shares issued and outstanding	—	—
Common stock — $.05 par value, 45,000 shares authorized; 13,899 and 13,672 shares issued and outstanding, as of September 30, 2021 and 2020, respectively	695	684
Additional paid-in capital	21,598	15,369
Accumulated other comprehensive income	1,727	3,174
Retained earnings	116,065	111,828
Total Stockholders’ Equity	140,085	131,055
Total Liabilities and Stockholders’ Equity	$194,592	$168,763

The accompanying notes are an integral part of these consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Fiscal Year Ended September 30

(In thousands, except per share data)	2021	2020	2019
Revenue:
Product sales	$46,478	$44,317	$40,219
Royalties and license fees	47,056	40,634	48,458
Research, development and other	11,602	9,913	11,400
Total revenue	105,136	94,864	100,077
Operating costs and expenses:
Product costs	17,177	15,317	13,639
Research and development	46,734	50,188	52,885
Selling, general and administrative	30,677	28,392	23,950
Acquired intangible asset amortization	2,793	2,218	2,405
Acquisition transaction, integration and other costs	1,049	—	—
Contingent consideration expense (gain)	3	—	(161)
Acquired in-process research and development	—	—	890
Total operating costs and expenses	98,433	96,115	93,608
Operating income (loss)	6,703	(1,251)	6,469
Other (expense) income:
Investment income, net	123	656	1,097
Interest expense	(310)	(133)	(152)
Foreign exchange (loss) gain	(170)	(248)	134
(Loss) gain on strategic investments and other	—	(478)	10
Other (expense) income	(357)	(203)	1,089
Income (loss) before income taxes	6,346	(1,454)	7,558
Income tax (provision) benefit	(2,109)	2,577	34
Net income	$4,237	$1,123	$7,592

Basic net income per share	$0.31	$0.08	$0.57
Diluted net income per share	$0.30	$0.08	$0.55

Weighted average number of shares outstanding:
Basic	13,765	13,552	13,389
Diluted	13,989	13,812	13,779

The accompanying notes are an integral part of these consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Fiscal Year Ended September 30

(In thousands)	2021	2020	2019
Net income	$4,237	$1,123	$7,592
Other comprehensive (loss) income:
Net changes related to available-for-sale securities, net of tax	1	(10)	64
Foreign currency translation adjustments	(1,448)	2,788	(2,386)
Other comprehensive (loss) income	(1,447)	2,778	(2,322)
Comprehensive income	$2,790	$3,901	$5,270

The accompanying notes are an integral part of these consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Fiscal Year Ended September 30

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Income	Earnings	Equity
Balance at September 30, 2018	13,398	$670	$7,607	$2,718	$97,615	$108,610
Net impact from adoption of ASC Topic 606	—	—	—	—	5,498	5,498
Net income	—	—	—	—	7,592	7,592
Other comprehensive loss, net of tax	—	—	—	(2,322)	—	(2,322)
Issuance of common stock	141	7	434	—	—	441
Common stock options exercised, net	12	1	281	—	—	282
Purchase of common stock to pay employee taxes	(47)	(3)	(2,659)	—	—	(2,662)
Stock-based compensation	—	—	5,077	—	—	5,077
Balance at September 30, 2019	13,504	675	10,740	396	110,705	122,516
Net income	—	—	—	—	1,123	1,123
Other comprehensive income, net of tax	—	—	—	2,778	—	2,778
Issuance of common stock	149	8	492	—	—	500
Common stock options exercised, net	64	3	1,112	—	—	1,115
Purchase of common stock to pay employee taxes	(45)	(2)	(2,428)	—	—	(2,430)
Stock-based compensation	—	—	5,453	—	—	5,453
Balance at September 30, 2020	13,672	684	15,369	3,174	111,828	131,055
Net income	—	—	—	—	4,237	4,237
Other comprehensive loss, net of tax	—	—	—	(1,447)	—	(1,447)
Issuance of common stock	100	5	614	—	—	619
Common stock options exercised, net	146	7	2,502	—	—	2,509
Purchase of common stock to pay employee taxes	(19)	(1)	(2,750)	—	—	(2,751)
Stock-based compensation	—	—	5,863	—	—	5,863
Balance at September 30, 2021	13,899	$695	$21,598	$1,727	$116,065	$140,085

The accompanying notes are an integral part of these consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Fiscal Year Ended September 30

(In thousands)	2021	2020	2019
Operating Activities:
Net income	$4,237	$1,123	$7,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,017	7,263	7,312
Stock-based compensation	5,863	5,453	5,077
Noncash lease expense	308	246	—
Provision for credit losses	(11)	73	160
Deferred taxes	1,651	(1,139)	(1,088)
Payment of contingent consideration obligations in excess of acquisition-date value	—	(608)	(2,041)
Losses (gains) on strategic investments	—	479	(7)
Acquired in-process research and development	—	—	890
Impairment losses on intangible assets	—	—	259
Other	181	5	(170)
Change in operating assets and liabilities
Accounts receivable and contract asset	(2,480)	3,461	(1,630)
Inventories	(818)	(1,377)	(543)
Prepaids and other	(2,391)	410	(2,131)
Accounts payable	264	(483)	(765)
Accrued liabilities	1,406	1,847	(2,187)
Income taxes	210	(1,558)	822
Deferred revenue	(1,048)	(1,185)	(3,512)
Net cash provided by operating activities	15,389	14,010	8,038
Investing Activities:
Purchases of property and equipment	(5,279)	(3,671)	(5,998)
Payment for acquisition of intangible assets	(1,000)	—	—
Purchases of available-for-sale securities	(22,723)	(59,917)	(44,973)
Sales and maturities of available-for-sale securities	43,317	54,522	61,458
Purchase of business, net of acquired cash	(39,553)	—	—
Acquisition of in-process research and development	—	—	(750)
Other	—	—	17
Net cash (used in) provided by investing activities	(25,238)	(9,066)	9,754
Financing Activities:
Proceeds from short-term borrowings	10,000	—	—
Issuance of common stock	3,128	1,615	723
Payments for taxes related to net share settlement of equity awards	(2,751)	(2,534)	(2,688)
Payment of deferred financing costs	—	(137)	—
Payments for acquisition of in-process research and development	(150)	(1,000)	—
Payment of contingent consideration obligations	—	(2,592)	(9,064)
Net cash provided by (used in) financing activities	10,227	(4,648)	(11,029)
Effect of exchange rate changes on cash	(10)	128	(70)
Net change in cash and cash equivalents	368	424	6,693
Cash and Cash Equivalents:
Beginning of year	30,785	30,361	23,668
End of year	$31,153	$30,785	$30,361

The accompanying notes are an integral part of these consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

For the Fiscal Year Ended September 30

(In thousands)	2021	2020	2019
Supplemental Information:
Cash paid for income taxes	$160	$30	$193
Cash paid for interest	74	—	—
Noncash financing and investing activities:
Acquisition of property and equipment and intangible assets, net of refundable credits in other current assets and liabilities	211	1,306	202
Right-of-use assets and property and equipment obtained in exchange for new operating lease liabilities	234	1,181	—
Deferred and contingent consideration assumed in business acquisition	4,071
Acquisition of in-process research and development in other long-term liabilities	—	—	140
Accrual of employee taxes on common stock exercises	—	—	104

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates.

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

Accounts Receivable, Net

We grant credit to customers in the normal course of business and maintain an allowance for credit losses. The allowance for credit losses reflects the current estimate of credit losses expected to be incurred over the life of the accounts receivable. We consider various factors in establishing, monitoring and adjusting the allowance for credit losses including the aging of accounts and aging trends, the historical level of charge-offs, and specific exposures related to particular customers. We base our estimates of credit loss reserves on historical experience and adjust, as necessary, to reflect current conditions using reasonable and supportable forecasts not already reflected in the historical loss information.

Investments

As of September 30, 2021 and 2020, investments consist of commercial paper and corporate bond securities, are classified as available-for-sale, and are reported at fair value. Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in investment income, net within other (expense) income. Realized gains and losses from the sales of debt securities, which are included in other (expense) income, are determined using the specific identification method. Investment purchases are accounted for on the date the trade is executed, which may not be the same as the date the transaction is cash settled. Unrealized gains and losses, net of tax, are excluded from the consolidated statements of operations and reported on the consolidated statements of comprehensive income as well as a separate component of stockholders’ equity on the consolidated balance sheets. For investments in an unrealized loss position, we make the following assessments. If it is more likely than not we will sell the investment before recovery of its amortized cost basis, we write down the security’s amortized cost basis to fair value and reclassify the net unrealized loss from accumulated other comprehensive income to other (expense) income. If the decline in fair value is deemed to be due to a credit loss, we recognize an allowance for the expected credit loss to reduce the cost basis to fair value, with a corresponding adjustment to other (expense) income.

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities were as follows:

	September 30, 2021
	Valuation				Balance Sheet Classification
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Current Assets	Noncurrent Assets
Commercial paper and corporate bonds	$9,718	$2	$(1)	$9,719	$7,717	$2,002
Total	$9,718	$2	$(1)	$9,719	$7,717	$2,002

	September 30, 2020
	Valuation				Balance Sheet Classification
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Current Assets	Noncurrent Assets
Commercial paper and corporate bonds	$30,313	$19	$(19)	$30,313	$30,313	$—
Total	$30,313	$19	$(19)	$30,313	$30,313	$—

There were no held-to-maturity debt securities as of September 30, 2021 and 2020. There were no realized gains or losses on sales of available-for-sale securities for fiscal 2021, 2020 or 2019.

Inventories

Inventories are principally stated at the lower of cost or market using the specific identification method and include direct labor, materials and overhead, with cost of product sales determined on a first-in, first-out basis. Inventories consisted of the following components:

	September 30,
(In thousands)	2021	2020
Raw materials	$4,165	$3,758
Work-in process	1,295	817
Finished products	1,300	1,391
Total	$6,760	$5,966

Prepaids and Other Assets, Current

Prepaids and other current assets consisted of the following:

	September 30,
(In thousands)	2021	2020
Prepaid expenses	$1,712	$1,418
Irish research and development credits receivable	1,164	1,177
CARES Act employee retention credit receivable	3,577	—
Other	—	775
Prepaids and other	$6,453	$3,370

In fiscal 2021, a benefit of $3.6 million was recorded to reduce operating costs and expenses as a result of our eligibility for the employee retention credit under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") enacted in March 2020. This $3.6 million benefit and corresponding receivable reflect anticipated reimbursement of personnel expenses we incurred in fiscal 2021 and 2020.

Property and Equipment

Property and equipment are stated at cost, less any impairment, and are depreciated using the straight-line method over the estimated useful lives of the assets. The Company recorded depreciation expense of $4.9 million, $4.8 million and $4.7 million in fiscal 2021, 2020 and 2019, respectively.

The September 30, 2021 and 2020 balances in construction-in-progress include the cost of equipment and building improvements not yet placed in service. As assets are placed in service, construction-in-progress is transferred to the specific property and equipment categories and depreciated over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful life of the asset. Expenditures for maintenance and repairs and minor renewals and betterments that do not extend or improve the life of the respective assets are expensed as incurred.

Property and equipment consisted of the following components:

	Useful Life	September 30,
(Dollars in thousands)	(Years)	2021	2020
Land	N/A	$4,419	$4,419
Laboratory fixtures and equipment	3 to 10	29,482	28,600
Buildings and improvements	3 to 20	26,573	25,638
Leasehold improvements	5 to 10	6,499	4,836
Office furniture and equipment	3 to 10	8,713	7,334
Construction-in-progress		2,120	2,238
Less: Accumulated depreciation		(47,716)	(42,962)
Property and equipment, net		$30,090	$30,103

Intangible Assets

Intangible assets consisted of the following:

	September 30, 2021
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	8.9	$13,216	$(8,878)	$4,338
Developed technology	11.9	36,531	(5,652)	30,879
Patents and other	14.1	3,551	(2,294)	1,257
Total definite-lived intangible assets		53,298	(16,824)	36,474
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Total intangible assets		$53,878	$(16,824)	$37,054

	September 30, 2020
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	8.9	$13,356	$(7,594)	$5,762
Developed technology	11.5	9,685	(4,200)	5,485
Patents and other	14.1	3,551	(2,095)	1,456
Total definite-lived intangible assets		26,592	(13,889)	12,703
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Total intangible assets		$27,172	$(13,889)	$13,283

The Company recorded amortization expense of $3.1 million, $2.5 million and $2.6 million in fiscal 2021, 2020 and 2019, respectively.

Based on the intangible assets in service as of September 30, 2021, estimated amortization expense for future fiscal years is as follows:

(In thousands)
2022	$4,668
2023	4,070
2024	3,978
2025	3,940
2026	2,992
Thereafter	16,826
Definite-lived intangible assets	$36,474

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

The Company performs its annual assessment of indefinite-lived intangible assets for impairment as of July 1st of each fiscal year. After completing the fiscal 2019 impairment analysis, the fair value of certain IPR&D and trade name assets were deemed to be less than their carrying value, due to decreases in estimated future revenue associated with the assets. Accordingly, in fiscal 2019, impairment losses on indefinite-lived intangible assets totaling $0.3 million were recorded in research and development expense on the consolidated statements of operations. No impairment charges were recorded in fiscal 2021 and 2020 as there were no indicators of impairment associated with indefinite-lived intangible assets.

Goodwill

Goodwill in the Medical Device reporting unit represents the gross value from the fiscal 2021 acquisition of Vetex Medical Limited (“Vetex”) and the fiscal 2016 acquisitions of Creagh Medical, Ltd. (“Creagh Medical”) and NorMedix, Inc. (“NorMedix”). Goodwill in the In Vitro Diagnostics reporting unit represents the gross value from the acquisition of BioFX Laboratories, Inc. in 2007. Refer to Note 12 Acquisitions for further disclosures for Vetex.

Changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	In Vitro Diagnostics	Medical Device	Total
Goodwill as of September 30, 2019	$8,010	$18,161	$26,171
Foreign currency translation adjustment	—	1,014	1,014
Goodwill as of September 30, 2020	8,010	19,175	27,185
Acquisition of Vetex Medical Limited	—	19,089	19,089
Foreign currency translation adjustment	—	(668)	(668)
Goodwill as of September 30, 2021	$8,010	$37,596	$45,606

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

The Company’s reporting units are the In Vitro Diagnostics and Medical Device reportable segments. Inherent in the determination of fair value of the reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations, as well as the Company’s strategic plans with regard to its operations.

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

Goodwill was not impaired in either reporting unit based on the outcome of the fiscal 2021 annual impairment test which utilized a quantitative assessment. No goodwill impairment charges were recorded in fiscal 2021, 2020 or 2019 as there were no indicators of impairment associated with either of the reporting units.

Other Assets, Noncurrent

Other noncurrent assets consisted of the following:

	September 30,
(In thousands)	2021	2020
Operating lease right-of-use assets	$2,435	$2,508
Other noncurrent assets	1,283	1,761
Other assets, net	$3,718	$4,269

Other noncurrent assets include prepaid expenses related to our ongoing clinical trials and a receivable related to refundable Irish research and development tax credits.

Valuation of Long-lived Assets

The Company periodically evaluates whether events and circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of long-lived assets, such as property and equipment, right-of-use assets, and definite-lived intangible assets. If such events or circumstances were to indicate that the carrying amount of these assets may not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of the assets, the Company would recognize an impairment charge to reduce such assets to their fair value. In fiscal 2021, 2020 and 2019, there were no impairment charges relating to the Company’s long-lived assets as there were no events or circumstances that occurred that affected the recoverability of such assets.

Accrued Other Liabilities

Accrued other liabilities consisted of the following:

	September 30,
(In thousands)	2021	2020
Accrued professional fees	$489	$239
Accrued clinical study expense	1,667	2,206
Accrued purchases	1,195	647
Acquisition of in-process research and development and intangible assets	494	1,148
Due to customers	112	321
Construction-in-progress	23	272
Operating lease liability, current portion	518	436
Other	407	278
Total accrued other liabilities	$4,905	$5,547

Other Long-term Liabilities

Other long-term liabilities consisted of the following:
	September 30,
(In thousands)	2021	2020
Deferred consideration (1)	$5,106	$2,216
Contingent consideration (2)	817	—
Unrecognized tax benefits (3)	2,538	2,464
Operating lease liabilities	3,188	3,340
Other long-term liabilities	$11,649	$8,020
(1)

Deferred consideration consists of the present value of guaranteed payments to be made in connection with the fiscal 2021 Vetex acquisition (Note 12) and with in-process R&D technology asset acquisitions in fiscal 2019 and 2018 (Note 11).

(2)	Contingent consideration consists of the fair value of contingent consideration liabilities associated with the fiscal 2021 Vetex acquisition (Note 5 and Note 12).
(3)	Balance of unrecognized tax benefits (Note 9) includes accrued interest and penalties, if applicable.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. The Company primarily sells or licenses its products, technologies and services to other medical device and diagnostics companies. Revenue is recorded net of taxes collected from customers, and taxes collected are recorded as current liabilities until remitted to the relevant government authority. The amount of foreign taxes imposed on specific revenue producing transactions that is the responsibility of the Company is expensed as incurred and reported in income tax expense on the consolidated statements of operations. For contracts that have an original duration of one year or less, the Company uses the practical expedient applicable to such contracts and does not adjust the transaction price for the time value of money.

Performance Obligations

We derive our revenue from three primary sources:

Product Sales	Royalties and License Fees	Research, Development and Other
IVD segment sales of chemical components: stabilization products, substrates, surface coatings and antigens to the diagnostic and biomedical research markets	Medical Device segment royalties from licensing of our proprietary surface modification coating and medical device technologies to medical device manufacturers	Medical Device segment commercial development feasibility services and contract coating services
Medical Device segment sales of reagent chemicals to licensees	Medical Device segment license fees primarily associated with the Abbott Agreement	IVD segment commercial development services
Medical Device segment sales of vascular intervention medical device products to original equipment manufacturer suppliers and distributors

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

The Company has a collaborative arrangement contract with Abbott Vascular, Inc. (“Abbott”) disclosed in Note 4 Collaborative Arrangement (the “Abbott Agreement”). Under the Abbott Agreement, the Company has received payments totaling $60.8 million as of September 30, 2021 and may receive an additional contingent milestone payment of up to $30 million, pursuant to the terms of the Abbott Agreement. The performance obligation identified in the Abbott Agreement includes delivery of our licensed technology and completion of research and development activities, primarily clinical trial activities (together, “R&D and Clinical Activities”). These promises are not distinct performance obligations because the product necessary for completion of the R&D and Clinical Activities is currently only able to be manufactured by the Company due to the exclusive proprietary know-how and certain regulatory requirements associated with the manufacture of the product. The customer, Abbott, simultaneously receives and consumes the benefits of the R&D and Clinical Activities as study data are generated to support regulatory approval submissions. Control is effectively transferred over time as we complete the TRANSCEND clinical study of the SurVeil DCB and related regulatory activities. License fee revenue related to this contract is recognized using the cost-to-cost method which measures progress based on costs incurred to date relative to the expected total cost of the services, as the Company believes this represents a faithful depiction of the satisfaction of its performance obligation. Use of the cost-to-cost method requires significant estimates, including the total cost of the TRANSCEND study, which is expected to be completed over the next four years. Revenue is recorded based on the cost-to-cost completion estimate relative to the transaction price, which is equal to the total upfront fee plus the expected value of the clinical and regulatory milestones.

Revenue from the upfront fee and contingent clinical and regulatory milestone payments, once the underlying contingencies are achieved, is recognized within royalties and license fees on the consolidated statements of operations as the clinical and regulatory activities are performed on a proportional performance basis. Performance is measured based on actual costs incurred relative to the expected total cost of the underlying activities, most notably the completion of the TRANSCEND clinical trial. A significant component of the cost of this trial is the cost of the Company’s outsourced clinical trial clinical research organization (“CRO”) consultants, which is estimated based on executed statements of work, project budgets, and patient enrollment timing, among other factors. A significant change to the Company’s estimate of the costs to complete the TRANSCEND clinical trial could have a material effect on the Company’s results of operations. Significant judgment is used to estimate total revenue and cost at completion for this contract.

To account for the Abbott Agreement, the Company applied the guidance in ASC Topic 808 (Collaborative Arrangements) as the parties are active participants and are exposed to significant risks and rewards dependent on commercial success of the collaborative activity. See Note 4 Collaborative Arrangement for further disclosures related to the Abbott Agreement.

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

Contract Assets, Deferred Revenue and Remaining Performance Obligations

Contract assets are generally short in duration given the nature of products produced and services provided by the Company. Contract assets consist of sales-based and minimum royalties revenue earned for which unconditional right to payment does not exist as of the balance sheet date. These assets are comprised of estimated sales-based royalties earned, but not yet reported by the Company’s customers, minimum royalties on non-cancellable contracts, and contingent milestones earned, but not yet billable based on the terms of the contract. See Note 3 Revenue for further contract asset disclosures.

The Company records a contract liability, or deferred revenue, when there is an obligation to provide a product or service to the customer, and payment is received or due in advance of performance, or when payment is received for a period outside the contract term. See Note 4 Collaborative Arrangement for further deferred revenue disclosures.

Remaining performance obligations include deferred revenue and amounts the Company expects to receive for goods and services that have not yet been delivered or provided under existing, noncancellable contracts. For contracts that have an original duration of one year or less, the Company has elected the practical expedient applicable to such contracts and does not disclose the transaction price for remaining performance obligations at the end of each reporting period or the expecting timing of recognition of related revenue. See Note 4 Collaborative Arrangement for further performance obligation disclosures.

Leases

Effective in fiscal 2020 (October 1, 2019), the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases using the optional transition method. Refer to “New Accounting Pronouncements” within this Note 2 for further information on the impact of adoption. The Company leases facilities for research, office, manufacturing and warehousing. The Company determines whether a contract is a lease or contains a lease at inception date. Upon commencement, the Company recognizes a right-of-use asset and lease liability based on the net present value of the future minimum lease payments over the lease term at the commencement date. The net present value of future minimum lease payments recorded upon lease commencement is reduced by the discounted value of any leasehold improvement incentives payable to the Company considered to be in-substance fixed payments. The unamortized balance of leasehold improvement incentives in the form of tenant allowances represents the primary difference between the balance of the right-of-use assets and operating lease liabilities. As the Company’s leases typically do not provide an implicit rate, the Company’s lease liabilities are measured on a discounted basis using the Company's incremental borrowing rate. Lease terms used in the recognition of right-of-use assets and lease liabilities include only options to extend the lease that are reasonably certain to be exercised. The consolidated balance sheets do not include recognized assets or liabilities for leases that, at the commencement date, have a term of twelve months or less and do not include an option to purchase the underlying asset that is reasonably certain to be exercised. The Company recognizes such leases on the consolidated statements of operations on a straight-line basis over the lease term.

The Company’s leases include one or more options to renew and extend the lease term at the Company’s discretion. These renewal options are not included in right-of-use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates renewal options, and when they are reasonably certain to be exercised, the renewal period is included in the lease term.

Operating lease right-of-use assets and lease liabilities were as follows:

	September 30,
(In thousands)	2021	2020
Right-of-use assets:
Other assets	$2,435	$2,508

Operating lease liabilities:
Other accrued liabilities	$518	$436
Other long-term liabilities	3,188	3,340
Total operating lease liabilities	$3,706	$3,776

As of September 30, 2021, operating lease maturities were as follows:

(In thousands)
2022	$657
2023	671
2024	685
2025	699
2026	604
Thereafter	892
Total expected operating lease payments	4,208
Less: Imputed interest	(502)
Total operating lease liabilities	$3,706

Operating lease cost was $0.8 million and $0.6 million for fiscal 2021 and 2020, respectively. Rent expense for fiscal 2019 was $0.5 million. Cash paid for operating lease liabilities approximated operating lease cost for fiscal 2021 and 2020. As of September 30, 2021, the weighted average remaining lease term for operating leases was 6.2 years, and the weighted average discount rate used to determine operating lease liabilities was 4.0%.

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

Certain R&D costs are related to customer contracts, and the related revenue is recognized as described in “Revenue Recognition” in this Note 2. Costs associated with customer-related R&D include specific project direct labor and materials expenses, as well as an allocation of overhead costs based on direct labor costs.

Clinical Trial Costs. The Company sponsors clinical trials intended to obtain the necessary clinical data required to obtain approval from various regulatory agencies to market medical devices developed by the Company. Costs associated with clinical trials include trial design and management expenses, clinical site reimbursements and third-party fees, among other costs. The Company’s clinical trials are administered by third-party CROs. These CROs generally bill monthly for certain services performed, as well as upon achievement of certain milestones. The Company monitors patient enrollment, the progress of clinical studies, and related activities through internal reviews of data reported to the Company by the CROs and correspondence with the CROs. We periodically evaluate our estimates to determine if adjustments are necessary or appropriate based on information received. These estimates often require significant judgement on the part of the Company’s management.

Government Funding. In prior fiscal years, the Company has been eligible to receive reimbursement for certain qualifying R&D expenditures under a grant from the Industrial Development Agency of Ireland (“IDA”). Reimbursements are recognized as a reduction of R&D expense when there is reasonable assurance that the funding will be received and conditions associated with the funding are met. The Company recorded reimbursements from IDA grants of $0.8 million and $0.7 million in fiscal 2020 and 2019, respectively, as a reduction of R&D expense.

Income Taxes

We record a tax (provision) benefit for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in this assessment. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date of such change.

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

The following table presents the denominator for the computation of diluted weighted average shares outstanding:

	Fiscal Year
(In thousands)	2021	2020	2019
Basic weighted average shares outstanding	13,765	13,552	13,389
Dilutive effect of outstanding stock options, non-vested restricted stock, and non-vested restricted stock units	224	260	390
Diluted weighted average shares outstanding	13,989	13,812	13,779

The calculation of weighted average diluted shares outstanding excluded outstanding common stock options associated with the right to purchase less than 0.1 million shares for both fiscal 2021 and 2020 and 0.2 million shares for fiscal 2019, as their inclusion would have had an antidilutive effect on diluted net income per share for those periods.

Business Combinations

For acquisitions accounted for as business combinations, we record assets and liabilities acquired at their respective fair values as of the acquisition date. Contingent consideration is recognized at fair value as of the acquisition date, and changes in fair value are recognized in earnings until settlement. Acquisition-related transaction costs are expensed as incurred.

Currency Translation

The Company’s reporting currency is the U.S. dollar. Assets and liabilities of non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average quarterly exchange rates during the period. The net effect of these translation adjustments on the consolidated financial statements is recorded as a foreign currency translation adjustment, a component of accumulated other comprehensive income on the consolidated balance sheets. Realized foreign currency transaction gains and losses are included in other (expense) income on the consolidated statements of operations.

New Accounting Pronouncements

Accounting Standards Recently Adopted

Credit Losses. In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Effective in fiscal 2021 (October 1, 2020), we adopted this guidance using the modified retrospective method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Income Taxes. In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation and to the methodology for calculating taxes during the quarters, as well as clarifies the accounting for enacted changes in tax laws. Effective in fiscal 2021 (October 1, 2020), we adopted this guidance using a prospective approach. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC Topic 842” or the “new lease accounting standard”). The standard maintains two classifications of leases: finance leases, which replace capital leases, and operating leases. Lessees recognize a right-of-use asset and a lease liability on the consolidated balance sheets for those leases previously classified as operating leases under the previous guidance. The liability is equal to the present value of lease payments, while the asset is based on the liability, subject to adjustment, such as for direct costs.

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

3. Revenue

The following table presents the Company’s revenues disaggregated by product classification and by reportable segment:

	Fiscal Year
(In thousands)	2021	2020	2019
Medical Device
Product sales	$21,777	$21,608	$18,617
Royalties	30,781	28,614	34,781
License fees	16,275	12,020	13,678
Research, development and other	9,420	9,159	11,277
Medical Device Revenue	78,253	71,401	78,353
In Vitro Diagnostics
Product sales	24,701	22,709	21,390
Other	2,182	754	334
In Vitro Diagnostics Revenue	26,883	23,463	21,724
Total Revenue	$105,136	$94,864	$100,077

Contract assets totaled $7.1 million and $6.1 million as of September 30, 2021 and 2020, respectively. Fluctuations in the balance of contract assets result primarily from changes in sales-based and minimum royalties earned, but not collected at each balance sheet date due to payment timing and contractual changes in the normal course of business. For discussion of contract liability (deferred revenue) balances and remaining performance obligations, see Note 4 Collaborative Arrangement.

Revenue from customers that equaled or exceeded 10% of total revenue was as follows:

	Fiscal Year
	2021	2020	2019
Abbott	21%	19%	19%
Medtronic	13%	14%	14%

4. Collaborative Arrangement

On February 26, 2018, the Company entered into an agreement with Abbott whereby Abbott has exclusive worldwide commercialization rights for Surmodics' SurVeil DCB to treat the superficial femoral artery (the “Abbott Agreement”), the premarket approval application for which was being evaluated by the U.S. Food and Drug Administration (“FDA”) as of September 30, 2021. Separately, Abbott also received the option to negotiate an agreement for Surmodics' below-the-knee SundanceTM DCB product, which is currently in development. Surmodics is responsible for conducting all necessary clinical trials and other activities required to achieve U.S. regulatory clearance for the SurVeil DCB, including completion of the ongoing TRANSCEND pivotal clinical trial. Abbott and Surmodics participate on a joint development committee charged with providing guidance on the Company’s clinical and regulatory activities with regard to the SurVeil DCB product. Upon receipt of regulatory approval for our SurVeil DCB, Abbott will have the right to purchase commercial units from the Company and Surmodics will realize revenue from product sales to Abbott at an agreed-upon transfer price, as well as a share of net profits resulting from third-party product sales by Abbott.

As of September 30, 2021, the Company has received payments totaling $60.8 million under the Abbott Agreement, which consist of the following: (i) $25 million upfront fee in fiscal 2018, (ii) $10 million milestone payment in fiscal 2019 upon completion of enrollment in the TRANSCEND clinical trial, (iii) $10.8 million milestone payment in fiscal 2020 upon receipt of Conformité Européenne Mark (“CE Mark”) approval prerequisite for commercialization of the SurVeil DCB in the European Union, and (iv) $15 million milestone payment in fiscal 2021 upon receipt by Abbott of the clinical study report and related materials from the TRANSCEND pivotal trial that demonstrated the primary safety and primary clinical endpoints are non-inferior to the control device. As of September 30, 2021, the Company may receive an additional contingent milestone payment of up to $30 million, pursuant to the terms of the Abbott Agreement, upon premarket approval (“PMA”) of our SurVeil DCB by the U.S. Food and Drug Administration. As of September 30, 2021, consideration from this potential regulatory milestone was fully constrained and excluded from the contract price, due to the high level of uncertainty of achievement as of September 30, 2021.

Revenue recognized from the Abbott Agreement totaled $16.0 million, $12.0 million and $13.5 million in fiscal 2021, 2020 and 2019, respectively. As of September 30, 2021, the Company had recognized total license fee revenue of $45.9 million from the Abbott Agreement. Revenue recognized from the Abbott Agreement, which was included in the respective beginning of fiscal year balances of deferred revenue on the consolidated balance sheets, totaled $4.7 million, $5.0 million and $8.4 million for fiscal 2021, 2020 and 2019, respectively. As of September 30, 2021 and 2020, total deferred revenue from the upfront and milestone payments received of $14.9 million and $15.9 million, respectively, was recorded on the consolidated balance sheets.

As of September 30, 2021, the estimated revenue expected to be recognized in future periods totaled approximately $14.9 million related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more. These remaining performance obligations relate to the Abbott Agreement, exclude the potential contingent milestone payment under the Abbott Agreement, and are expected to be recognized over the next four years as the services, which are primarily comprised of the R&D and Clinical Activities performance obligation in the Abbott Agreement, are completed. We expect the contract to be approximately 83% completed by the end of fiscal 2022, with the remaining 17% amortized over the subsequent, final three years of the TRANSCEND trial follow-up and clinical reporting period.

See Note 2 for further information regarding revenue recognition for the Abbott Agreement.

 5.  Fair Value Measurements

In determining the fair value of financial assets and liabilities, we utilize market data or other assumptions that we believe market participants would use in pricing the asset or liability in the principal or most advantageous market and adjust for non-performance and/or other risk associated with the company as well as counterparties, as appropriate. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

Level 3 — Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those with fair value measurements that are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation. In valuing Level 3 assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs.

The hierarchy gives the highest priority to Level 1, as this level provides the most reliable measure of fair value, while giving the lowest priority to Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy were as follows:

	September 30, 2021
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents (1)	$—	$5,308	$—	$5,308
Available-for-sale investments (1)	—	9,719	—	9,719
Total assets	$—	$15,027	$—	$15,027

Liabilities
Contingent consideration (2)	$—	$—	$817	$817
Total liabilities	$—	$—	$817	$817

	September 30, 2020
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents (1)	$—	$18,634	$—	$18,634
Available-for-sale investments (1)	—	30,313	—	30,313
Total assets	$—	$48,947	$—	$48,947

(1)

Fair value of cash equivalents (money market funds) and available-for-sale investments (commercial paper and corporate bond securities) is based on quoted vendor prices and broker pricing where all significant inputs are observable.

(2)

Fair value of contingent consideration liabilities was determined based on discounted cash flow analyses that included probability and timing of development and regulatory milestone achievements and a discount rate, which are considered significant unobservable inputs as of the acquisition date and as of September 30, 2021.

Contingent consideration liabilities are remeasured to fair value each reporting period using discount rates, probabilities of payment and projected payment dates. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing or likelihood of achieving milestones and changes in discount periods and rates. Projected contingent payment amounts are discounted back to the current period using a discount cash flow model. Interest accretion and fair value adjustments associated with contingent consideration liabilities are reported in contingent consideration expense (gain) on the consolidated statements of operations.

Changes in the contingent consideration liabilities measured at fair value using Level 3 inputs were as follows:

(In thousands)
Contingent consideration liability at September 30, 2019	$3,200
Additions	—
Fair value adjustments	—
Settlements	(3,200)
Interest accretion	—
Foreign currency translation	—
Contingent consideration liability at September 30, 2020	—
Additions	814
Fair value adjustments	—
Settlements	—
Interest accretion	3
Foreign currency translation	—
Contingent consideration liability at September 30, 2021	$817

As of September 30, 2021, the $0.8 million balance of contingent consideration liabilities associated with the acquisition of Vetex was included in other long-term liabilities on the consolidated balance sheets; see Note 12 Acquisitions for further disclosures. As of September 30, 2019, the $3.2 million balance of contingent consideration liabilities related to the fiscal 2016 acquisition of NorMedix, which was paid in fiscal 2020.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure certain assets at fair value on a non-recurring basis, primarily goodwill, intangible assets, and long-lived assets. These assets were initially measured and recognized at amounts equal to the fair value determined as of the date of acquisition or purchase and are subject to changes in value only for foreign currency translation and impairment. See Note 2 for additional information on impairment assessments and related Level 3 inputs for goodwill, indefinite-lived intangible assets and long-lived assets.

Assets and Liabilities Not Measured at Fair Value

Certain financial instruments are not measured at fair value but are recorded at carrying amounts approximating fair value based on their short-term nature. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value as of September 30, 2021 and 2020.

6.  Debt

On September 14, 2020 the Company entered into a secured revolving credit facility pursuant to a Loan and Security Agreement, which was amended by a First Amendment on July 2, 2021 (as amended, the "Loan Agreement") with Bridgewater Bank (“Bridgewater”). The Loan Agreement provides for availability under a secured revolving credit facility of up to $25 million (the "Revolving Credit Facility"). The outstanding balance on the Revolving Credit Facility was $10 million and zero as of September 30, 2021 and 2020, respectively.

Availability under the Revolving Credit Facility is subject to a borrowing base that equals 80% of the margin value of securities collateral that has been pledged to Bridgewater. The Revolving Credit Facility was scheduled to mature on September 14, 2021, but the Company extended the maturity to September 14, 2022, as permitted under the Loan Agreement. The maturity date may be extended by the Company for up to one additional extension period of twelve months subject to certain conditions set forth in the Loan Agreement. The Company's obligations under the Loan Agreement are secured by substantially all of the Company’s and its material subsidiaries' assets, other than intellectual property, real estate and foreign assets, including equity in foreign subsidiaries. The Company has also pledged the stock of certain of its subsidiaries to secure such obligations. Interest under the Loan Agreement accrues at a rate per annum equal to the greater of (i) 3.25% per annum and (ii) the 90-day interest rate yield for U.S. Government Treasury Securities plus 2.75% per annum. A facility fee is payable on unused commitments at a rate of 0.075% quarterly. For fiscal 2021, unused commitment fees, reported within interest expense on the consolidated statements of operations, totaled $0.1 million.

The Loan Agreement contains affirmative and negative covenants customary for a transaction of this type which, among other things, require the Company to meet certain financial tests, including (i) minimum liquidity, (ii) minimum current ratio, (iii) minimum adjusted EBITDA, and (iv) minimum tangible net worth. The Loan Agreement also contains covenants which, among other things, limit the Company's ability to incur additional debt, make certain investments, create or permit certain liens, create or permit restrictions on the ability of subsidiaries to pay dividends or make other distributions, consolidate or merge and engage in other activities customarily restricted in such agreements, in each case subject to exceptions permitted by the Loan Agreement. The Loan Agreement also contains customary events of default, the occurrence of which would permit the Bank to terminate its commitment and accelerate the Revolving Credit Facility.

7.  Stockholders’ Equity

Repurchase of Common Stock

Shares are repurchased from time to time to support the Company’s stock-based compensation programs and to return capital to stockholders. The Company accounts for repurchases of common stock using the par value method.

On November 6, 2015, and on November 5, 2014, the Company’s Board of Directors authorized the repurchase of up to $20.0 million and $30.0 million, respectively, of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorizations have no fixed expiration date. As of September 30, 2021, $25.3 million remained available to the Company for the purchase of its common stock under outstanding authorizations.

8.  Stock-based Compensation Plans

The Company has stock-based compensation plans under which it grants stock options, restricted stock awards, restricted stock units and deferred stock units. Stock-based compensation expense was reported as follows on the consolidated statements of operations:

	Fiscal Year
(In thousands)	2021	2020	2019
Product costs	$122	$119	$135
Research and development	1,298	896	876
Selling, general and administrative	4,443	4,438	4,066
Total stock-based compensation expense	$5,863	$5,453	$5,077

As of September 30, 2021, approximately $8.4 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.2 years.

Under the 2019 Equity Incentive Plan (“2019 Plan”), the Company is authorized to issue 1,100,000 shares, plus the number of shares pursuant to any awards granted under the 2009 Equity Incentive Plan (“2009 Plan”) that were outstanding on the effective date of the 2019 Plan that expire, are cancelled or forfeited, or are settled for cash. As of September 30, 2021, there were approximately 485,000 shares available for future equity awards under the 2019 Plan, including stock options, restricted stock, restricted stock units, and deferred stock units.

Stock Option Awards

The Company grants non-qualified stock options at fair market value on the grant date to certain key employees and members of the Board. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options as of the date of each grant. Stock option fair value assumptions and the weighted average fair value of stock options granted were as follows:

	Fiscal Year
	2021	2020	2019
Stock option fair value assumptions:
Risk-free interest rates	0.40%	1.41%	2.75%
Expected life (years)	4.6	4.6	4.5
Expected volatility	43%	39%	34%
Dividend yield	—%	—%	—%
Weighted average grant date fair value of stock options granted	$14.71	$14.13	$17.89

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

With respect to members of the Board, non-qualified stock options generally become exercisable on a monthly pro-rata basis within the one-year period following the date of grant. With respect to employees, non-qualified stock options generally become exercisable at a 25% rate on each of the first four anniversaries following the grant date. Non-qualified stock options generally expire in seven years or upon, or shortly after, termination of employment or service as a Board member. The stock-based compensation table above includes stock option expenses recognized related to these awards, which totaled $2.8 million, $2.5 million and $2.2 million in fiscal 2021, 2020 and 2019, respectively.

As of September 30, 2021, the aggregate intrinsic value of the option shares outstanding and option shares exercisable was $15.1 million and $7.9 million, respectively. As of September 30, 2021, the weighted average remaining contractual life of options outstanding and options exercisable was 4.6 years and 3.4 years, respectively. The total pre-tax intrinsic value of options exercised was $7.1 million, $2.0 million and $0.3 million in fiscal 2021, 2020 and 2019, respectively. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal year end.

Stock option activity was as follows:

(In thousands, except per share data)	Number of Shares	Weighted Average Exercise Price
Options outstanding at September 30, 2018	711	$26.28
Granted	179	55.09
Exercised	(13)	22.03
Forfeited and expired	(6)	42.28
Options outstanding at September 30, 2019	871	32.18
Granted	299	41.06
Exercised	(125)	22.89
Forfeited and expired	(105)	41.69
Options outstanding at September 30, 2020	940	35.18
Granted	274	40.95
Exercised	(248)	24.22
Forfeited and expired	(44)	44.58
Options outstanding at September 30, 2021	922	39.39
Options vested and exercisable at September 30, 2021	402	$36.07

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees, covering the issuance of common stock (“Restricted Stock”). Restricted Stock generally vests at a 33% rate on each of the first three anniversaries following the grant date. Restricted Stock is released to employees if they are employed by the Company at the end of the vesting period. Restricted Stock is valued based on the market value of the shares as of the date of grant with the value allocated to expense evenly over the vesting period. The stock-based compensation table above includes Restricted Stock expenses recognized related to these awards, which totaled $2.2 million, $2.0 million and $1.7 million in fiscal 2021, 2020 and 2019, respectively.

Restricted Stock activity was as follows:

(In thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards at September 30, 2018	85	$30.30
Granted	45	56.05
Vested	(39)	28.61
Forfeited	(1)	47.86
Unvested restricted stock awards at September 30, 2019	90	43.69
Granted	67	41.40
Vested	(43)	38.74
Forfeited	(14)	44.76
Unvested restricted stock awards at September 30, 2020	100	44.16
Granted	71	38.83
Vested	(48)	44.07
Forfeited	(4)	40.45
Unvested restricted stock awards at September 30, 2021	119	$41.14

Restricted Stock Units and Deferred Stock Units

The Company has entered into restricted stock unit agreements with certain key employees in foreign jurisdictions and members of the Board, covering the issuance of common stock (“RSUs”). With respect to employees, RSUs generally vest at a 33% rate on each of the first three anniversaries following the grant date, and RSUs are settled in shares and issued to the employees if they are employed by the Company at the end of the vesting period. With respect to members of the Board, RSUs vest on a monthly pro-rata basis within the one-year period following the date of grant, and RSUs are settled in shares and generally issued upon termination of service as a Board member. RSUs are valued based on the market value of the shares as of the date of grant with the value allocated to expense evenly over the vesting period. The Company awarded approximately 17,000, 18,000 and 12,000 RSUs in fiscal 2021, 2020 and 2019, respectively. As of September 30, 2021 and 2020, outstanding RSUs (including unvested units and vested units not yet settled) totaled approximately 61,000 and 65,000 units, respectively, with a weighted average grant date fair value per unit of $33.45 and $31.12, respectively. The stock-based compensation table above includes RSU expenses recognized related to these awards, which totaled $0.5 million, $0.6 million and $0.6 million in fiscal 2021, 2020 and 2019, respectively.

Directors may elect to receive their annual fees for services to the Board in deferred stock units (“DSUs”). DSUs are fully vested and expensed upon grant at the market value of the shares on the grant date. DSUs are settled in shares and issued to the Director upon termination of service as a Board member. As of September 30, 2021 and 2020, outstanding, fully vested DSUs totaled approximately 34,000 and 33,000 units, respectively, with a weighted average grant date fair value per unit of $30.32 and $28.41, respectively. The stock-based compensation table above includes DSU expenses recognized related to these awards, which totaled $0.1 million per year in each of fiscal 2021, 2020 and 2019.

Performance Share Awards

In fiscal 2017 and prior years, the Company entered into performance share agreements with certain key employees covering the issuance of common stock (“Performance Shares”). The Organization and Compensation Committee of the Board of Directors (the “Committee”) established cumulative revenue and cumulative earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the applicable three-year performance period as the performance objectives for the fiscal 2017 and 2016 awards. The fiscal 2017 and 2016 awards also included performance objectives related to achievement of the Company’s strategic initiatives. The fair value of the Performance Shares, at target, was $1.2 million for the grant awarded in fiscal 2017. The stock-based compensation table above includes Performance Share expenses recognized related to these awards, which totaled zero, less than $0.1 million and $0.4 million in fiscal 2021, 2020 and 2019, respectively.

1999 Employee Stock Purchase Plan

Under the amended 1999 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 600,000 shares of common stock. All full-time and part-time U.S. employees can elect to have up to 10% of their annual compensation withheld, with an annual limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the ESPP. ESPP share awards are valued based on the value of the discount feature plus the fair value of the optional features as of the date of grant using the Black-Scholes valuation model. The value of these share awards is allocated to expense evenly over each six-month purchase period. Employee contributions to the ESPP included in accrued liabilities on the consolidated balance sheets totaled $0.1 million as of both September 30, 2021 and 2020. The stock-based compensation table above includes expenses recognized related to the ESPP, which totaled $0.2 million, $0.2 million and $0.1 million for fiscal 2021, 2020 and 2019, respectively.

9.  Income Taxes

Income taxes on the consolidated statements of operations consisted of the following:

	Fiscal Year
(In thousands)	2021	2020	2019
Current provision (benefit):
U.S. Federal	$263	$(1,570)	$1,355
U.S. State	108	42	192
International	87	90	41
Total current provision (benefit)	458	(1,438)	1,588
Deferred provision (benefit):
U.S. Federal	1,851	(1,336)	(1,505)
U.S. State	(62)	197	(117)
International	(138)	—	—
Total deferred benefit	1,651	(1,139)	(1,622)
Total income tax provision (benefit)	$2,109	$(2,577)	$(34)

The difference between amounts calculated at the statutory U.S. federal income tax rate of 21% and the Company’s effective tax rate was as follows:

	Fiscal Year
(In thousands)	2021	2020	2019
Amount at statutory U.S. federal income tax rate	$1,333	$(305)	$1,587
Change because of the following items:
State income taxes, net of federal benefit	(273)	(551)	(452)
U.S. federal and foreign R&D credits	(920)	(1,571)	(2,464)
Foreign and state rate differential	596	212	156
Valuation allowance change	1,059	825	671
Stock-based compensation (1)	(544)	(81)	(163)
Contingent consideration expense (gain) and related foreign currency revaluation	3	—	(61)
U.S. Federal and state rate change	(35)	17	44
Tax reserve change	(150)	609	770
Foreign-derived income deduction	—	(88)	(150)
Impact of CARES Act	735	(1,700)	—
Acquisition-related transaction costs	187	—	—
Other	118	56	28
Income tax provision (benefit)	$2,109	$(2,577)	$(34)

(1)	Includes non-deductible stock-based compensation.

In March 2020, the CARES Act was enacted and included significant business tax provisions. In particular, the CARES Act modified the rules associated with net operating losses (“NOLs”) and made technical corrections to tax depreciation methods for qualified improvement property. Under the temporary provisions of CARES Act, NOL carryforwards and carrybacks may offset 100% of taxable income for taxable years beginning before 2021. In addition, NOLs arising in 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund. In fiscal 2020, the income tax benefit included a discrete tax benefit of $1.7 million as a result of our ability under the CARES Act to carry back NOLs incurred to periods when the statutory tax rate was 35% versus our current tax rate of 21%.

Excess tax benefits related to stock-based compensation expense are recorded within income tax (provision) benefit on the consolidated statements of operations and totaled $0.9 million, $0.4 million and $0.5 million for fiscal 2021, 2020 and 2019, respectively.

The components of deferred income taxes, net, consisted of the following and resulted from differences in the recognition of transactions for income tax and financial reporting purposes:

	September 30,
(In thousands)	2021	2020
Depreciable assets	$(5,106)	$(1,964)
Deferred revenue	2,130	2,029
Accruals and reserves	1,572	1,858
Stock-based compensation	1,997	2,232
Impaired strategic investments	1,782	1,767
NOL carryforwards	4,319	3,526
U.S. Federal and state R&D credits	3,066	3,216
Other	618	897
Valuation allowance	(7,253)	(6,246)
Deferred taxes, net	$3,125	$7,315

As of September 30, 2021 and 2020, deferred tax asset valuation allowances totaled $7.3 million and $6.2 million, respectively. The valuation allowances were primarily related to other-than-temporary impairment losses on strategic investments, state R&D credit carryforwards, and NOL carryforwards of Creagh Medical. As of September 30, 2021, the Company had federal and state R&D credit carryforwards of $3.1 million that will begin expiring in fiscal 2029. As of September 30, 2021, the Company had U.S. federal and state NOL carryforwards of $0.1 million and $0.1 million tax-effected, respectively, that will begin expiring in fiscal 2035 and fiscal 2029, respectively. Ireland NOL carryforward tax assets totaled $4.1 million as of September 30, 2021, much of which was acquired as part of the Creagh Medical acquisition in fiscal 2016 and the Vetex acquisition in fiscal 2021, and have an unlimited carryforward period.

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to accounting guidance. The following is a reconciliation of the changes in unrecognized tax benefits, excluding interest and penalties:

	Fiscal Year
(In thousands)	2021	2020	2019
Unrecognized tax benefits, beginning balance	$2,871	$2,323	$1,559
Increases in tax positions for prior years	15	58	278
Decreases in tax positions for prior years	(8)	(1)	(2)
Increases in tax positions for current year	458	664	735
Settlements with taxing authorities	—	—	—
Lapse of the statute of limitations	(449)	(173)	(247)
Unrecognized tax benefits, ending balance	$2,887	$2,871	$2,323

The total amount of unrecognized tax benefits excluding interest and penalties that, if recognized, would affect the effective tax rate was $2.7 million, $2.7 million and $2.1 million as of September 30, 2021, 2020 and 2019, respectively. Currently, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months and has classified the above balances on the consolidated balance sheets in other noncurrent liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of September 30, 2021, 2020 and 2019, the gross amount accrued for interest and penalties on unrecognized tax benefits was $0.4 million, $0.6 million and $0.5 million, respectively.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions, as well as several non-U.S. jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. U.S. federal income tax returns for years prior to fiscal 2018 are no longer subject to examination by federal tax authorities. For tax returns for U.S. state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2010. For tax returns for non-U.S. jurisdictions, the Company is no longer subject to income tax examination for years prior to 2017. Additionally, the Company has been indemnified of liability for any taxes relating to Creagh Medical, NorMedix and Vetex for periods prior to the respective acquisition dates, pursuant to the terms of the related share purchase agreements. As of September 30, 2021 and 2020, there were no undistributed earnings in foreign subsidiaries.

10.  Defined Contribution Plans

The Company has a 401(k) retirement and savings plan for the benefit of qualifying U.S. employees, and a defined contribution Personal Retirement Savings Account plan for the benefit of qualifying Ireland employees. For U.S. employees, the Company matches 50% of employee contributions on the first 6% of eligible compensation. For eligible Ireland employees, the Company makes contributions of up to 8% of eligible compensation on employee contributions of up to 6% of eligible compensation. Expense recognized for Company contributions to defined contribution plans totaled $1.1 million, $1.0 million and $0.9 million in fiscal 2021, 2020 and 2019, respectively.

11.  Commitments and Contingencies

Litigation. From time to time, the Company may become involved in various legal actions involving its operations, products and technologies, including intellectual property and employment disputes. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, which if granted, could require significant expenditures or result in lost revenue. The Company records a liability on the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded.

Clinical Trials. The Company has engaged CRO consultants to assist with the administration of its ongoing clinical trials. The Company has executed separate contracts with two CROs for services rendered in connection with the TRANSCEND pivotal clinical trial for the SurVeil DCB, including pass-through expenses paid by the CROs, of up to $29 million in the aggregate. As of September 30, 2021, an estimated $7 million remains to be paid on these contracts, which may vary depending on actual pass-through expenses incurred to execute the trial. The Company estimates that the total cost of the TRANSCEND clinical trial will be in the range of $37 million to $40 million from inception to completion. In the event the Company were to terminate any trial, it may incur certain financial penalties, which would become payable to the CRO for costs to wind down the terminated trial.

Asset Acquisitions. In fiscal 2019, the Company acquired certain intellectual property assets to support ongoing development of the Company’s medical device pipeline and paid the sellers $0.8 million in fiscal 2019 and $0.2 million in fiscal 2021. An additional $1.1 million in payments is contingent upon achievement of certain strategic milestones within a contingency period ending in 2022. In fiscal 2019, the Company recorded a charge totaling $0.9 million related to this acquisition in acquired IPR&D expense on the consolidated statements of operations.

In fiscal 2018, the Company acquired certain intellectual property assets of Embolitech, LLC (the “Embolitech Transaction”). As part of the Embolitech Transaction, the Company paid the sellers $5.0 million in fiscal 2018, $1.0 million in fiscal 2020 and $1.0 million in fiscal 2021. The Company is obligated to pay additional installments totaling $2.5 million fiscal 2022 through fiscal 2024. These payments may be accelerated upon the occurrence of certain sales and regulatory milestones. An additional $1.0 million payment is contingent upon the achievement of a certain regulatory milestone within a contingency period ending in 2033.

Business Combinations. See Note 12 Acquisitions for disclosure of the fiscal 2021 acquisition of Vetex and associated deferred and contingent consideration liabilities.

As of September 30, 2021, $6.4 million was recorded in other long-term liabilities on the consolidated balance sheets related to deferred and contingent consideration obligations for asset acquisitions and business combinations. As of September 30, 2020, $1.1 million and $2.2 million was recorded on the consolidated balance sheets in other accrued liabilities and other long-term liabilities, respectively, related to deferred and contingent consideration obligations for asset acquisitions. See Note 5 Fair Value Measurements for further disclosure of contingent consideration.

12.  Acquisitions

Vetex Medical Limited

On July 2, 2021, Surmodics acquired all of the outstanding shares of Vetex Medical Limited (“Vetex”). Vetex, which was formerly privately held and is based in Galway, Ireland, develops and manufactures medical devices focused on venous clot removal solutions. The transaction expands Surmodics’ thrombectomy portfolio with a second FDA 510(k)-cleared device, a mechanical venous thrombectomy device. The acquisition was accounted for as a business combination. The acquired assets, liabilities and operating results of Vetex have been included on our consolidated financial statements within the Medical Device segment from the date of acquisition.

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

The acquisition date fair value of purchase consideration was as follows:

(In thousands)
Consideration paid at closing	$39,985
Deferred consideration	3,257
Contingent consideration	814
Total purchase consideration	44,056
Less: Cash acquired	(432)
Total purchase consideration, net of cash acquired	$43,624

The fair value of contingent consideration was derived using a discounted cash flow approach based on Level 3 inputs. See Note 5 Fair Value Measurements for additional disclosures regarding contingent consideration.

As of September 30, 2021, the preliminary allocation of purchase consideration was as follows:

(In thousands)
Asset (Liability)
Current assets	$66
Property and equipment	37
Intangible assets	27,600
Other non-current assets	133
Accrued compensation	(236)
Other accrued liabilities	(111)
Deferred income taxes	(2,954)
Net assets acquired	24,535
Goodwill	19,089
Total purchase consideration, net of cash acquired	$43,624

The allocation of purchase consideration is considered preliminary as of September 30, 2021 with provisional amounts related to current assets, other non-current assets and deferred income taxes. We expect to finalize the allocation of purchase consideration no later than one year from the acquisition date.

Acquired intangible assets consist of developed technology. We used the income approach, specifically the discounted cash flow method and the incremental cash flow approach using Level 3 inputs, to derive the fair value of the developed technology. The developed technology is amortized on a straight-line basis over its estimated useful life of 12 years. The amortization of the acquired intangible assets is tax deductible.

The goodwill recorded from the Vetex acquisition is a result of expected synergies from integrating the Vetex business into the Company’s Medical Device segment and from acquiring and retaining the existing Vetex workforce. The goodwill is not deductible for tax purposes.

In fiscal 2021, we reported zero revenue and $(0.9) million net loss from Vetex in our consolidated statements of operations. In addition, in fiscal 2021, we recognized $1.0 million in acquisition transaction, integration and other costs related to the Vetex acquisition on the consolidated statements of operations.

The pro forma impact of business combinations during fiscal years 2021, 2020 and 2019 was not significant, neither individually nor in the aggregate, to the consolidated results of the Company.

13.  Reportable Segment Information

Reportable segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, who is the Company’s Chief Executive Officer, in deciding how to allocate resources and in assessing performance. We operate two reportable segments:

•

Medical Device: Manufacture of surface modification coating technologies to improve access, deliverability, and predictable deployment of medical devices; drug-delivery coating technologies to provide site-specific drug-delivery from the surface of a medical device, with end markets that include coronary, peripheral, neuro-vascular and structural heart, among others; and the manufacture of interventional medical devices, including drug-coated balloons and mechanical thrombectomy devices, for peripheral arterial disease treatment and other applications; and

•

In Vitro Diagnostics: Manufacture of component products and technologies for diagnostic immunoassay as well as molecular test and biomedical research applications, with products that include protein stabilization reagents, substrates, surface coatings and antigens.

Segment revenue, operating income (loss), and depreciation and amortization were as follows:

	Fiscal Year
(In thousands)	2021	2020	2019
Revenue:
Medical Device	$78,253	$71,401	$78,353
In Vitro Diagnostics	26,883	23,463	21,724
Total revenue	$105,136	$94,864	$100,077

Operating income (loss):
Medical Device	$4,683	$(3,246)	$4,794
In Vitro Diagnostics	13,770	11,771	10,620
Total segment operating income	18,453	8,525	15,414
Corporate	(11,750)	(9,776)	(8,945)
Total operating income (loss)	$6,703	$(1,251)	$6,469

Depreciation and amortization:
Medical Device	$7,224	$6,223	$5,811
In Vitro Diagnostics	395	483	464
Corporate	398	557	1,037
Total depreciation and amortization	$8,017	$7,263	$7,312

The Corporate category includes expenses that are not fully allocated to the Medical Device and In Vitro Diagnostics segments. These Corporate costs are related to administrative corporate functions, such as executive management, corporate accounting, legal, human resources and Board of Directors. Corporate may also include expenses, such as acquisition-related costs and litigation, which are not specific to a segment and thus not allocated to the reportable segments.

Asset information by segment is not presented because the Company does not provide its chief operating decision maker assets by segment, as the data is not readily available.

Revenue by geographic region was as follows:

	Fiscal Year
	2021	2020	2019
Domestic	79%	78%	81%
Foreign	21%	22%	19%

Long-lived assets by country, including property and equipment and intangible assets net of accumulated depreciation and amortization, respectively, were as follows:

	September 30,
(In thousands)	2021	2020
U.S.	$25,920	$25,273
Ireland	41,224	18,113

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

1.	Disclosure Controls and Procedures

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of September 30, 2021, as designed and implemented to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

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

Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that internal control over financial reporting was effective as of September 30, 2021.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. This report states that internal control over financial reporting was effective and appears in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

b. Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2021 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 relating to directors, our audit committee, the nature of changes, if any, to procedures by which our shareholders may recommend nominees for directors, our code of ethics and compliance with Section 16(a) of the Exchange Act will appear in the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 10 relating to executive officers appears in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 will appear in the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 will appear in the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information related to the Company’s equity compensation plans in effect as of September 30, 2021:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,016,550	(1)	$35.72	(1)	633,240
Equity compensation plans not approved by shareholders	—		N/A		—
Total	1,016,550		$35.72		633,240
(1)	Excludes shares that may be issued under the Company’s amended and restated 1999 Employee Stock Purchase Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 will appear in the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 will appear in the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1.  Financial Statements

The following consolidated financial statements are set forth in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

Schedule II —Valuation and Qualifying Accounts for fiscal years ended September 30, 2021, 2020 and 2019. All other schedules are omitted because they are inapplicable, not required, or the information is in the consolidated financial statements or related notes.

Surmodics, Inc.

Schedule II – Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Fiscal Year	Additions: Charges to Income	Deductions: Other Changes (Debit) Credit		Balance at End of Fiscal Year
Allowance for credit losses:
Fiscal year ended September 30, 2019	$147	$188	$(135)	(a)	$200
Fiscal year ended September 30, 2020	200	73	(143)	(a)	130
Fiscal year ended September 30, 2021	130	(11)	—	(a)	119

(a)	Primarily consists of uncollectible accounts written off, less recoveries.

3. Exhibits

Exhibit	Description
2.1	Agreement of Merger dated January 18, 2005 among Surmodics, Inc., SIRx, InnoRx, et al. — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 24, 2005.
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

10.4*

Surmodics, Inc. 2009 Equity Incentive Plan (as amended and restated on February 17, 2016) — incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for the annual meeting of shareholders held on February 17, 2016 filed on January 8, 2016.

10.5*

Surmodics, Inc. 1999 Employee Stock Purchase Plan (as amended and restated on February 17, 2016) — incorporated by reference to Appendix D to the Company’s Definitive Proxy Statement for the annual meeting of shareholders held on February 17, 2016 filed on January 8, 2016.

10.6*

Severance Agreement by and between Gary R. Maharaj and Surmodics, Inc. dated as of December 14, 2010 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 4, 2011.

10.7*	Change of Control Agreement with Charles W. Olson dated February 9, 2012 — incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8 K filed on February 10, 2012.
10.8*

Amendment dated February 9, 2015 to Change of Control Agreement with Charles W. Olson dated February 9, 2012 — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K filed on February 13, 2015.

10.9*	Change of Control Agreement with Joseph J. Stich dated February 9, 2012 — incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8 K filed on February 10, 2012.
10.10*

Amendment dated February 9, 2015 to Change of Control Agreement with Joseph J. Stich dated February 9, 2012 — incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8 K filed on February 13, 2015.

10.11*	Form of Change of Control Agreement with Executive Officers — incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 7, 2020.
10.12*

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

10.14*

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

10.16*

Form of Restricted Stock Unit Award Agreement (Employee) for the Surmodics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2016.

10.17*

Omnibus Amendment to Certain Equity Agreements with Non-Employee Directors under the Surmodics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014.

Exhibit	Description
10.18*

Form of Non-Statutory Stock Option Agreement (Non-Employee Director) for the Surmodics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014.

10.19**

Development and Distribution Agreement between Surmodics, Inc. and Abbott Vascular, Inc., dated as of February 26, 2018. – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018.

10.20*

Change of Control Agreement by and between Surmodics, Inc. and Teri W. Sides, dated as of October 30, 2018 – incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on November 30, 2018.

10.21*	Surmodics, Inc. 2019 Equity Incentive Plan – incorporated by reference to Appendix A to the Company’s Schedule 14A filed on December 21, 2018.
10.22*

Form of Non-Qualified Stock Option Award Agreement for the Surmodics, Inc. 2019 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 6, 2019.

10.23*

Form of Restricted Stock Award Agreement for the Surmodics, Inc. 2019 Equity Incentive Plan – incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 6, 2019.

10.24*

Form of Restricted Stock Unit Award Agreement (Employee) for the Surmodics, Inc. 2019 Equity Incentive Plan – incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 6, 2019.

10.25*

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

10.27†	Surmodics, Inc. Board Compensation Policy, Amended and restated as of September 23, 2021.
10.28

Loan and Security Agreement dated as of September 14, 2020 among Surmodics, Inc. et al. and Bridgewater Bank – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 15, 2020.

10.29

First Amendment to Loan and Security Agreement dated as of July 2, 2021 by and among Surmodics, Inc., the other loan parties party thereto, and Bridgewater Bank — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 2, 2021.

10.30*

Form of Restricted Stock Unit Award Agreement (Non-Employee Director) for the Surmodics, Inc. 2019 Equity Incentive Plan — incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on December 2, 2020.

21†	Subsidiaries of the Registrant.
23†	Consent of Deloitte & Touche LLP.
24	Power of Attorney (included on signature page of this Form 10-K).
31.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description
101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase.
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
**	Portions of this document, which have been separately filed with the Securities and Exchange Commission, have been omitted pursuant to a request for confidential treatment.

ITEM 16.  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURMODICS, INC.

By:	/s/ Gary R. Maharaj
Gary R. Maharaj
President and Chief Executive Officer

Dated: November 24, 2021

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

Signature	Title	Date

/s/ Gary R. Maharaj Gary R. Maharaj	President and Chief Executive Officer (principal executive officer) and Director	November 24, 2021

/s/ Timothy J. Arens Timothy J. Arens	Senior Vice President of Finance and Chief Financial Officer (principal financial officer)	November 24, 2021

/s/ John D. Manders	Corporate Controller	November 24, 2021
John D. Manders /s/ Susan E. Knight Susan E. Knight	(principal accounting officer) Chairman of the Board of Directors	November 24, 2021

/s/ José H. Bedoya José H. Bedoya	Director	November 24, 2021

/s/ David R. Dantzker, M.D. David R. Dantzker, M.D.	Director	November 24, 2021

/s/ Ronald B. Kalich Ronald B. Kalich	Director	November 24, 2021

/s/ Lisa Wipperman Heine	Director	November 24, 2021
Lisa Wipperman Heine