Form 10-Q
period 2023-03-31
SURMODICS INC
filed 2023-04-26
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares of the registrant’s Common Stock, $0.05 par value per share, as of April 21, 2023 was 14,134,000.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2023	2022
(In thousands, except per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,180	$18,998
Accounts receivable, net of allowances of $201 and $81 as of March 31, 2023 and September 30, 2022, respectively	12,120	10,452
Contract assets — royalties and license fees	7,866	7,116
Inventories, net	13,767	11,819
Income tax receivable	—	2,438
Prepaids and other	8,311	6,764
Total Current Assets	61,244	57,587
Property and equipment, net	27,614	27,148
Intangible assets, net	28,726	28,145
Goodwill	43,823	40,710
Other assets	4,756	4,769
Total Assets	$166,163	$158,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,788	$3,136
Accrued liabilities:
Compensation	5,533	8,929
Accrued other	6,463	5,854
Short-term borrowings	—	10,000
Deferred revenue	3,346	4,160
Total Current Liabilities	19,130	32,079
Long-term debt, net	29,303	—
Deferred revenue, less current portion	3,409	5,088
Deferred income taxes	2,025	2,027
Other long-term liabilities	9,742	10,773
Total Liabilities	63,609	49,967
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Series A Preferred stock — $.05 par value, 450 shares authorized; no shares issued and outstanding	—	—
Common stock — $.05 par value, 45,000 shares authorized; 14,134 and 14,029 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	707	701
Additional paid-in capital	32,446	28,774
Accumulated other comprehensive loss	(3,814)	(9,874)
Retained earnings	73,215	88,791
Total Stockholders’ Equity	102,554	108,392
Total Liabilities and Stockholders’ Equity	$166,163	$158,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Revenue:
Product sales	$15,350	$13,964	$29,584	$26,308
Royalties and license fees	9,429	9,844	18,194	17,943
Research, development and other	2,419	2,298	4,353	4,858
Total revenue	27,198	26,106	52,131	49,109
Operating costs and expenses:
Product costs	5,738	5,107	11,005	9,604
Research and development	12,924	13,712	25,667	25,375
Selling, general and administrative	12,967	11,113	26,203	20,305
Acquired intangible asset amortization	867	1,071	1,780	2,160
Restructuring expense	1,282	—	1,282	—
Contingent consideration expense	3	3	6	6
Total operating costs and expenses	33,781	31,006	65,943	57,450
Operating loss	(6,583)	(4,900)	(13,812)	(8,341)
Other expense:
Interest expense, net	(884)	(129)	(1,710)	(265)
Foreign exchange (loss) gain	(75)	2	(200)	35
Investment income, net	177	25	349	51
Other expense	(782)	(102)	(1,561)	(179)
Loss before income taxes	(7,365)	(5,002)	(15,373)	(8,520)
Income tax (expense) benefit	(368)	919	(203)	1,625
Net loss	$(7,733)	$(4,083)	$(15,576)	$(6,895)

Basic net loss per share	$(0.55)	$(0.29)	$(1.11)	$(0.50)
Diluted net loss per share	$(0.55)	$(0.29)	$(1.11)	$(0.50)

Weighted average number of shares outstanding:
Basic	14,030	13,917	14,010	13,896
Diluted	14,030	13,917	14,010	13,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
(In thousands)	(Unaudited)		(Unaudited)
Net loss	$(7,733)	$(4,083)	$(15,576)	$(6,895)
Other comprehensive income (loss):
Derivative instruments:
Unrealized net loss	(304)	—	(748)	—
Net (gain) loss reclassified to earnings	(11)	—	20	—
Net changes related to available-for-sale securities, net of tax	—	(6)	—	(11)
Foreign currency translation adjustments	1,118	(1,503)	6,788	(3,150)
Other comprehensive income (loss)	803	(1,509)	6,060	(3,161)
Comprehensive loss	$(6,930)	$(5,592)	$(9,516)	$(10,056)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

	Three Months Ended March 31, 2023 and 2022
	(Unaudited)			Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Balance at December 31, 2022	14,126	$706	$30,224	$(4,617)	$80,948	$107,261
Net loss	—	—	—	—	(7,733)	(7,733)
Other comprehensive income, net of tax	—	—	—	803	—	803
Issuance of common stock	9	1	452	—	—	453
Common stock options exercised, net	—	—	3	—	—	3
Purchase of common stock to pay employee taxes	(1)	—	(15)	—	—	(15)
Stock-based compensation	—	—	1,782	—	—	1,782
Balance at March 31, 2023	14,134	$707	$32,446	$(3,814)	$73,215	$102,554

Balance at December 31, 2021	13,975	$699	$22,644	$75	$113,253	$136,671
Net loss	—	—	—	—	(4,083)	(4,083)
Other comprehensive loss, net of tax	—	—	—	(1,509)	—	(1,509)
Issuance of common stock	10	1	371	—	—	372
Common stock options exercised, net	6	—	139	—	—	139
Purchase of common stock to pay employee taxes	(1)	—	(46)	—	—	(46)
Stock-based compensation	—	—	1,719	—	—	1,719
Balance at March 31, 2022	13,990	$700	$24,827	$(1,434)	$109,170	$133,263

	Six Months Ended March 31, 2023 and 2022
	(Unaudited)			Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Balance at September 30, 2022	14,029	$701	$28,774	$(9,874)	$88,791	$108,392
Net loss	—	—	—	—	(15,576)	(15,576)
Other comprehensive income, net of tax	—	—	—	6,060	—	6,060
Issuance of common stock	112	6	447	—	—	453
Common stock options exercised, net	17	1	349	—	—	350
Purchase of common stock to pay employee taxes	(24)	(1)	(871)	—	—	(872)
Stock-based compensation	—	—	3,747	—	—	3,747
Balance at March 31, 2023	14,134	$707	$32,446	$(3,814)	$73,215	$102,554

Balance at September 30, 2021	13,899	$695	$21,598	$1,727	$116,065	$140,085
Net loss	—	—	—	—	(6,895)	(6,895)
Other comprehensive loss, net of tax	—	—	—	(3,161)	—	(3,161)
Issuance of common stock	91	5	367	—	—	372
Common stock options exercised, net	20	1	368	—	—	369
Purchase of common stock to pay employee taxes	(20)	(1)	(905)	—	—	(906)
Stock-based compensation	—	—	3,399	—	—	3,399
Balance at March 31, 2022	13,990	$700	$24,827	$(1,434)	$109,170	$133,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2023	2022
(In thousands)	(Unaudited)
Operating Activities:
Net loss	$(15,576)	$(6,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,214	4,696
Stock-based compensation	3,747	3,399
Noncash lease expense	321	209
Amortization of debt issuance costs	182	23
Provision for credit losses	121	4
Deferred taxes	(217)	(1,577)
Other	106	184
Change in operating assets and liabilities:
Accounts receivable and contract assets	(2,346)	(2,097)
Inventories	(1,948)	(2,711)
Prepaids and other	(1,582)	(1,899)
Accounts payable	279	487
Accrued liabilities	(4,064)	(2,035)
Income taxes	2,629	(508)
Deferred revenue	(2,493)	(2,506)
Net cash used in operating activities	(16,627)	(11,226)
Investing Activities:
Purchases of property and equipment	(1,700)	(1,937)
Maturities of available-for-sale securities	—	7,600
Net cash (used in) provided by investing activities	(1,700)	5,663
Financing Activities:
Payments of short-term borrowings	(10,000)	—
Proceeds from issuance of long-term debt	29,664	—
Payments of debt issuance costs	(611)	—
Issuance of common stock	803	741
Payments for taxes related to net share settlement of equity awards	(872)	(901)
Payments for acquisition of in-process research and development	(978)	(500)
Net cash provided by (used in) financing activities	18,006	(660)
Effect of exchange rate changes on cash	503	(218)
Net change in cash and cash equivalents	182	(6,441)
Cash and Cash Equivalents:
Beginning of period	18,998	31,153
End of period	$19,180	$24,712
Supplemental Information:
Cash paid for income taxes	$10	$392
Cash paid for interest	1,393	163
Noncash investing and financing activities:
Acquisition of property and equipment, net of refundable credits in other current assets and liabilities	355	105
Right-of-use assets obtained in exchange for new operating lease liabilities	—	1,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended March 31, 2023

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The results of operations for the three and six months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the entire 2023 fiscal year.

Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year presentation.

New Accounting Pronouncements

No new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

2. Revenue

The following table presents the Company’s revenues disaggregated by product classification and by reportable segment.

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Medical Device
Product sales	$7,914	$6,441	$16,294	$13,229
Royalties	8,073	8,358	15,482	15,244
License fees	1,356	1,486	2,712	2,699
Research, development and other	2,364	2,168	4,237	4,189
Medical Device Revenue	19,707	18,453	38,725	35,361
In Vitro Diagnostics
Product sales	7,436	7,523	13,290	13,079
Research, development and other	55	130	116	669
In Vitro Diagnostics Revenue	7,491	7,653	13,406	13,748
Total Revenue	$27,198	$26,106	$52,131	$49,109

Contract assets totaled $7.9 million and $7.1 million as of March 31, 2023 and September 30, 2022, respectively, on the condensed consolidated balance sheets. Fluctuations in the balance of contract assets result primarily from changes in sales-based and minimum royalties earned, but not collected, at each balance sheet date due to payment timing and contractual changes in the normal course of business. For discussion of contract liability (deferred revenue) balances and remaining performance obligations, see Note 3 Collaborative Arrangement.

3. Collaborative Arrangement

On February 26, 2018, the Company entered into an agreement with Abbott Vascular, Inc. (“Abbott”) whereby Abbott has exclusive worldwide commercialization rights for Surmodics' SurVeilTM drug-coated balloon (“DCB”) to treat the superficial femoral artery (the “Abbott Agreement”). In accordance with the Abbott Agreement, the Company has filed a premarket approval (“PMA”) application for the SurVeil DCB with the U.S. Food and Drug Administration (“FDA” or the “Agency”) as of March 31, 2023. In January 2023, the FDA issued a letter to the Company indicating that the PMA application was not approvable based on the information submitted to the Agency to that time. Following receipt of the letter, the Company has been in communications with the FDA to obtain clarity on the requirements to put the application in approvable form. The Company plans to prepare an amendment to its PMA application based on its communications with the FDA.

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

As of March 31, 2023, the Company had received payments totaling $60.8 million under the Abbott Agreement, which consist of the following: (i) $25 million upfront fee in fiscal 2018, (ii) $10 million milestone payment in fiscal 2019, (iii) $10.8 million milestone payment in fiscal 2020, and (iv) $15 million milestone payment in fiscal 2021. As of March 31, 2023, the Abbott Agreement provides that the Company may receive an additional contingent milestone payment upon PMA of our SurVeil DCB of $27 million (if PMA is received prior to June 30, 2023) or $24 million (if PMA is received on or after June 30, 2023). As of March 31, 2023, consideration from this potential regulatory milestone was fully excluded from the contract price (i.e., deemed fully constrained) due to the high level of uncertainty of achievement as of March 31, 2023. If PMA is not received by December 31, 2023, Abbott may terminate the Abbott Agreement and would have no further obligation to make the potential regulatory milestone payment after termination. In the period of termination, deferred revenue on the condensed consolidated balance sheets related to payments received under the Abbott Agreement would be recognized as revenue.

Revenue recognized from the Abbott Agreement totaled $1.3 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively, and $2.6 million for both the six months ended March 31, 2023 and 2022. The amount of revenue recognized from the Abbott Agreement that was included in the respective beginning of fiscal year balances of deferred revenue on the condensed consolidated balance sheets totaled $2.6 million for both the six months ended March 31, 2023 and 2022.

As of March 31, 2023 and September 30, 2022, deferred revenue on the condensed consolidated balance sheets included $6.6 million and $9.2 million, respectively, related to payments received under the Abbott Agreement. The $6.6 million in deferred revenue as of March 31, 2023, which represents the Company’s performance obligations that are unsatisfied for executed contracts with an original duration of one year, is expected to be recognized as revenue over the next three years through fiscal 2025 as services, principally the TRANSCEND clinical trial, are completed.

4. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy were as follows:

	March 31, 2023
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents (1)	$—	$15,309	$—	$15,309
Total assets	$—	$15,309	$—	$15,309

Liabilities
Contingent consideration (2)	$—	$—	$835	$835
Interest rate swap (3)	—	728	—	728
Total liabilities	$—	$728	$835	$1,563

	September 30, 2022
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents (1)	$—	$2,035	$—	$2,035
Total assets	$—	$2,035	$—	$2,035

Liabilities
Contingent consideration (2)	$—	$—	$829	$829
Total liabilities	$—	$—	$829	$829
(1)
Fair value of cash equivalents (money market funds) is based on quoted vendor prices and broker pricing where all significant inputs are observable.
(2)
Fair value of contingent consideration liabilities was determined based on discounted cash flow analyses that included probability and timing of development and regulatory milestone achievements and a discount rate, which are considered significant unobservable inputs as of both March 31, 2023 and September 30, 2022.
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

Changes in the contingent consideration liabilities measured at fair value using Level 3 inputs were as follows:

(In thousands)
Contingent consideration liability at September 30, 2022	$829
Additions	—
Fair value adjustments	—
Settlements	—
Interest accretion	6
Foreign currency translation	—
Contingent consideration liability at March 31, 2023	$835

Contingent consideration liabilities were associated with the fiscal 2021 acquisition of Vetex Medical Limited ("Vetex") and were included in other long-term liabilities on the condensed consolidated balance sheets.

5. Supplemental Balance Sheet Information

Inventories

Inventories consisted of the following components:

	March 31,	September 30,
(In thousands)	2023	2022
Raw materials	$8,262	$6,102
Work-in process	2,083	1,595
Finished products	3,422	4,122
Total	$13,767	$11,819

Prepaids and Other Assets, Current

Prepaids and other current assets consisted of the following:

	March 31,	September 30,
(In thousands)	2023	2022
Prepaid expenses	$4,034	$2,570
Irish research and development credits receivable	836	753
CARES Act employee retention credit receivable (1)	3,441	3,441
Prepaids and other	$8,311	$6,764
(1)
Receivable consisted of anticipated reimbursement of personnel expenses incurred in fiscal periods prior to fiscal 2023 as a result of our eligibility for the employee retention credit under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

Intangible Assets

Intangible assets consisted of the following:

	March 31, 2023
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	8.9	$12,476	$(10,160)	$2,316
Developed technology	11.9	34,708	(9,883)	24,825
Patents and other	14.1	3,551	(2,546)	1,005
Total definite-lived intangible assets		50,735	(22,589)	28,146
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Total intangible assets		$51,315	$(22,589)	$28,726

	September 30, 2022
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	8.9	$11,354	$(8,827)	$2,527
Developed technology	11.9	31,943	(7,994)	23,949
Patents and other	14.1	3,551	(2,462)	1,089
Total definite-lived intangible assets		46,848	(19,283)	27,565
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Total intangible assets		$47,428	$(19,283)	$28,145

Intangible asset amortization expense was $0.9 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively, and $1.9 million and $2.3 million for the six months ended March 31, 2023 and 2022, respectively. Based on the intangible assets in service as of March 31, 2023, estimated amortization expense for future fiscal years was as follows:

(In thousands)
Remainder of 2023	$1,888
2024	3,777
2025	3,741
2026	2,844
2027	2,593
2028	2,582
Thereafter	10,721
Definite-lived intangible assets	$28,146

Future amortization amounts presented above are estimates. Actual future amortization expense may be different as a result of future acquisitions, impairments, changes in amortization periods, foreign currency translation rates, or other factors.

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	In Vitro Diagnostics	Medical Device	Total
Goodwill as of September 30, 2022	$8,010	$32,700	$40,710
Currency translation adjustment	—	3,113	3,113
Goodwill as of March 31, 2023	$8,010	$35,813	$43,823

Other Assets, Noncurrent

Other noncurrent assets consisted of the following:

	March 31,	September 30,
(In thousands)	2023	2022
Operating lease right-of-use assets	$3,319	$3,633
Other	1,437	1,136
Other assets	$4,756	$4,769

Other noncurrent assets consisted primarily of prepaid expenses and receivables related to refundable Irish research and development tax credits.

Accrued Other Liabilities

Accrued other liabilities consisted of the following:

	March 31,	September 30,
(In thousands)	2023	2022
Accrued professional fees	$413	$279
Accrued clinical study expense	1,896	1,425
Accrued purchases	1,297	1,655
Acquisition of in-process research and development (1)	967	981
Income tax payable	36	—
Restructuring (2)	308	—
Operating lease liability, current portion	1,044	963
Other	502	551
Total accrued other liabilities	$6,463	$5,854
(1)
Acquisition of in-process research and development consisted of the present value of guaranteed payments to be made (current portion) in connection with an asset acquisition in fiscal 2018 (Note 11).
(2)
Restructuring consisted of accrued severance and related expenses associated with a workforce restructuring initiated in the second quarter of fiscal 2023 (Note 12).

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	March 31,	September 30,
(In thousands)	2023	2022
Deferred consideration (1)	$3,404	$4,260
Contingent consideration (2)	835	829
Unrecognized tax benefits (3)	1,997	1,841
Operating lease liabilities (4)	3,317	3,843
Other	189	—
Other long-term liabilities	$9,742	$10,773
(1)
Deferred consideration consisted of the present value of guaranteed payments to be made (noncurrent portion) in connection with the fiscal 2021 Vetex acquisition and with an asset acquisition in fiscal 2018 (Note 11).
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

6. Debt

Debt consisted of the following:

	March 31,	September 30,
(In thousands)	2023	2022
Short-term borrowings (1)	$—	$10,000

Revolving Credit Facility, Term SOFR + 3.00%, maturing October 1, 2027	$5,000	$—
Tranche 1 Term Loans, Term SOFR +5.75%, maturing October 1, 2027	25,000	—
Long-term debt, gross	30,000	—
Less: Unamortized debt issuance costs	(697)	—
Long-term debt, net	$29,303	$—
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

Cash Flow Hedge — Interest Rate Swap

On October 14, 2022, we entered into a floating-to-fixed interest rate swap agreement to mitigate exposure to interest rate increases related to our Term Loans. See Note 6 Debt for further information on our financing arrangements. The total notional amount of the interest rate swap was $25 million as of March 31, 2023. The interest rate swap agreement expires October 1, 2027. As a result of this agreement, every month we pay fixed interest at 4.455% in exchange for interest received at Term SOFR, and the fixed interest rate per annum on the first $25 million of notional value of the Term Loans will be 10.205% through its maturity. The interest rate swap agreement requires the Company to make deposits of cash collateral, which may increase or be refunded commensurate with fluctuations in current and forecasted interest rates. We have the contractual right to reclaim this cash collateral receivable.

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

The net fair value of designated hedge derivatives subject to master netting arrangements reported on the condensed consolidated balance sheets was as follows:

	Asset (Liability)
(In thousands)	Gross Recognized Amount	Gross Offset Amount	Net Amount Presented	Cash Collateral Receivable	Net Amount Reported	Balance Sheet Location
March 31, 2023
Interest rate swap	$(728)	$—	$(728)	$539	$(189)	Other long-term liabilities
September 30, 2022
—	$—	$—	$—	$—	$—	—

The pretax amounts recognized in AOCL on the interest rate swap were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Beginning unrealized net loss in AOCL	$—	$—	$—	$—
Net loss recognized in other comprehensive income (loss)	(304)	—	(748)	—
Net loss reclassified into interest expense	(11)	—	20	—
Ending unrealized net loss in AOCL	$(315)	$—	$(728)	$—

8. Stock-based Compensation Plans

The Company has stock-based compensation plans approved by its shareholders under which it grants stock options, restricted stock awards, restricted stock units and deferred stock units to officers, directors and key employees. Stock-based compensation expense was reported as follows in the condensed consolidated statements of operations:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Product costs	$72	$78	$139	$108
Research and development	329	296	703	731
Selling, general and administrative	1,381	1,345	2,905	2,560
Total	$1,782	$1,719	$3,747	$3,399

As of March 31, 2023, unrecognized compensation costs related to non-vested awards totaled approximately $14.3 million, which is expected to be recognized over a weighted average period of approximately 2.5 years.

Stock Option Awards

The Company awards stock options to officers, directors and key employees and uses the Black-Scholes option pricing model to determine the fair value of stock options as of the date of each grant. Stock option grant activity was as follows:

	Six Months Ended March 31,
	2023	2022
Stock option grant activity:
Stock options granted	293,000	283,000
Weighted average grant date fair value	$15.27	$16.36
Weighted average exercise price	$35.40	$43.72

Restricted Stock Awards

During the six months ended March 31, 2023 and 2022, the Company awarded 99,000 and 83,000 restricted stock shares, respectively, to certain key employees and officers with a weighted average grant date fair value per share of $36.05 and $43.87, respectively. Restricted Stock is valued based on the market value of the shares as of the date of grant.

Restricted Stock Unit Awards

During each of the six months ended March 31, 2023 and 2022, the Company awarded 16,000 and 14,000 restricted stock units (“RSUs”) to directors and to key employees in foreign jurisdictions with a weighted average grant date fair value per unit of $31.72 and $42.79, respectively. RSUs are valued based on the market value of the shares as of the date of grant.

Employee Stock Purchase Plan

Our U.S. employees are eligible to participate in the amended 1999 Employee Stock Purchase Plan (“ESPP”) approved by our shareholders. During the six months ended March 31, 2023 and 2022, 23,000 and 10,000 shares were issued under the ESPP, respectively.

9. Net Loss Per Share Data

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s potentially dilutive common shares are those that result from dilutive common stock options and non-vested stock relating to restricted stock awards and restricted stock units. The calculation of diluted loss per share excluded 0.1 million in weighted-average shares for each of the three months ended March 31, 2023 and 2022 and 0.1 million and 0.2 million weighted-average shares for the six months ended March 31, 2023 and 2022, respectively, as their effect was anti-dilutive as a result of the net loss incurred for those periods. Therefore, diluted weighted average number of shares outstanding and diluted net loss per share were the same as basic weighted average number of shares outstanding and net loss per share for the three and six months ended March 31, 2023 and 2022.

The following table presents the denominator for the computation of diluted weighted average shares outstanding:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Basic weighted average shares outstanding	14,030	13,917	14,010	13,896
Dilutive effect of outstanding stock options, non-vested restricted stock, and non-vested restricted stock units	—	—	—	—
Diluted weighted average shares outstanding	14,030	13,917	14,010	13,896

10. Income Taxes

For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to fiscal year-to-date pretax loss, excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company reported an income tax expense of $(0.4) million and income tax benefit of $0.9 million for the three months ended March 31, 2023 and 2022, respectively. For the six months ended March 31, 2023 and 2022, the Company reported income tax expense of $(0.2) million and income tax benefit of $1.6 million, respectively.

Each reporting period, we evaluate the realizability of our net deferred tax assets and perform an assessment of both positive and negative evidence. Based on our evaluation of all available positive and negative evidence, and by placing greater weight on the objective negative evidence associated with our three-year cumulative U.S. pre-tax loss adjusted for permanent adjustments, we determined, as of March 31, 2023 and September 30, 2022, that it is more likely than not that our net U.S. deferred tax assets will not be realized. Accordingly, a full valuation allowance is recorded against our net U.S. deferred tax assets as of March 31, 2023 and September 30, 2022. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record additional adjustments to the valuation allowance in future reporting periods that could have a material effect on our results of operations.

In addition to the impact of the valuation allowance against our U.S. deferred tax assets, recurring items cause our effective tax rate to differ from the U.S. federal statutory rate of 21%, including U.S. federal and Irish R&D credits, Irish and U.S. state tax rates, and excess tax benefits associated with stock-based compensation.

Beginning in our fiscal 2023, certain research and development costs are required to be capitalized and amortized over a five-year period under the Tax Cuts and Jobs Act enacted in December 2017. This change will impact the expected U.S. federal and state income tax expense and cash taxes to be paid for our fiscal 2023.

The Company recognized discrete tax benefits related to stock-based compensation awards vested, expired, canceled and exercised of less than $0.1 million for each of the three months ended March 31, 2023 and 2022 and less than $0.1 million and $0.1 million for the six months ended March 31, 2023 and 2022, respectively. The total amount of unrecognized tax benefits, excluding interest and penalties that, if recognized, would affect the effective tax rate was $2.9 million and $2.5 million as of March 31, 2023 and September 30, 2022, respectively. Interest and penalties related to unrecognized tax benefits are recorded in the income tax (expense) benefit.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions, as well as several non-U.S. jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. The Internal Revenue Service commenced an examination of the Company’s fiscal 2019 U.S. federal tax return in fiscal 2022; the examination has not been completed. U.S. federal income tax returns for years prior to fiscal 2019 are no longer subject to examination by federal tax authorities. For tax returns for U.S. state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2012. For tax returns for non-U.S. jurisdictions, the Company is no longer subject to income tax examination for years prior to 2018. Additionally, the Company has been indemnified of liability for any taxes relating to Creagh Medical, Ltd.; NorMedix, Inc.; and Vetex for periods prior to the respective acquisition dates, pursuant to the terms of the related share purchase agreements. There were no undistributed earnings in foreign subsidiaries as of March 31, 2023 and September 30, 2022.

11. Commitments and Contingencies

Clinical Trials. The Company has engaged clinical trial clinical research organization (“CRO”) consultants to assist with the administration of its ongoing clinical trials. The Company executed separate contracts with two CROs for services in connection with the TRANSCEND pivotal clinical trial for the SurVeil DCB, including pass-through expenses paid by the CROs, of up to approximately $30 million in the aggregate. As of March 31, 2023, an estimated $2 million remains to be paid on one of these contracts, which may vary depending on actual pass-through expenses incurred to execute the trial. The Company estimates that the total cost of the TRANSCEND clinical trial will be in the range of $37 million to $40 million from inception to completion. In the event the Company were to terminate any trial, it may incur certain financial penalties which would become payable to the CRO for costs to wind down the terminated trial.

Asset Acquisitions. In fiscal 2018, the Company acquired certain intellectual property assets of Embolitech, LLC (the “Embolitech Transaction”). As part of the Embolitech Transaction, the Company paid the sellers $5.0 million in fiscal 2018, $1.0 million in fiscal 2020, $1.0 million in fiscal 2021, $0.5 million in fiscal 2022, and $1.0 million in the second quarter of fiscal 2023. The Company is obligated to pay an additional installment of $1.0 million in fiscal 2024, which may be accelerated upon the occurrence of certain sales and regulatory milestones. An additional $1.0 million payment is contingent upon the achievement of certain regulatory milestones within a contingency period ending in 2033.

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

12. Restructuring

In the second quarter of fiscal 2023, we initiated a spending reduction plan intended to preserve capital and more closely align our capital allocation priorities with our strategic objectives, which included a workforce restructuring in our Medical Device segment. As a result, for the three and six months ended March 31, 2023, we recorded $1.3 million in severance and related charges in restructuring expense on our condensed consolidated statements of operations, which represented the total estimated expense as of March 31, 2023 expected to be incurred associated with the workforce restructuring. Restructuring expense accruals included in accrued other liabilities on the condensed consolidated balance sheets was as follows:

(In thousands)
Restructuring expense accruals as of September 30, 2022	$—
Restructuring expense	1,282
Payments	(974)
Other adjustments	—
Currency translation	—
Restructuring expense accruals as of March 31, 2023	$308

Restructuring expense accruals as of March 31, 2023 are expected to be paid during the second half of fiscal 2023.

13. Segment Information

Segment revenue, operating loss, and depreciation and amortization were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Revenue:
Medical Device	$19,707	$18,453	$38,725	$35,361
In Vitro Diagnostics	7,491	7,653	13,406	13,748
Total revenue	$27,198	$26,106	$52,131	$49,109

Operating (loss) income:
Medical Device	$(7,059)	$(5,612)	$(14,294)	$(9,404)
In Vitro Diagnostics	3,636	3,720	6,584	6,875
Total segment operating (loss) income	(3,423)	(1,892)	(7,710)	(2,529)
Corporate	(3,160)	(3,008)	(6,102)	(5,812)
Total operating (loss) income	$(6,583)	$(4,900)	$(13,812)	$(8,341)

Depreciation and amortization:
Medical Device	$1,933	$2,133	$3,886	$4,327
In Vitro Diagnostics	75	86	152	172
Corporate	84	101	176	197
Total depreciation and amortization	$2,092	$2,320	$4,214	$4,696

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

•
Sublime microcatheter peripheral crossing catheters with multiple configurations (compatible with .014, .018 and .035 guidewires) for access to arterial lesions above and below the knee using radial, femoral, or alternate access site approaches. Limited market evaluations of the Sublime microcatheter began in the third quarter of fiscal 2023 and are expected to continue in fiscal 2023.

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

In the third quarter of fiscal 2021, we submitted the fourth and final module of our application to the FDA for premarket approval (“PMA”) of our SurVeil DCB, including data from the TRANSCEND trial as requested by the Agency. In the fourth quarter of fiscal 2021, the FDA provided us with comments on the PMA application and requested additional data to support its review of the application. In October 2022, we submitted a complete response to the FDA's comments, including certain additional data requested by the Agency. In January 2023, the FDA issued a letter to us indicating that the PMA application was not approvable based on the information submitted to the Agency to that time. The letter provided specific guidance on information, including additional testing and analysis, that would be required to put the application in approvable form. Following receipt of the letter, we have been in communications with the FDA to obtain clarity on the requirements to put the application in an approvable form. We plan to prepare an amendment to the PMA application based on our communications with the FDA. Unless and until FDA approval has been obtained, our SurVeil DCB may not be offered for commercial sale in the U.S.

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

Results of Operations

Three and Six Months Ended March 31, 2023 and 2022

Revenue. Revenue in the second quarter of fiscal 2023 was $27.2 million, a $1.1 million or 4% increase compared to the prior-year quarter. Revenue in the first six months of fiscal 2023 was $52.1 million, a $3.0 million or 6% increase compared to the same prior-year period. The following is a summary of revenue streams within each reportable segment.

	Three Months Ended March 31,				Six Months Ended March 31,
(Dollars in thousands)	2023	2022	Increase/(Decrease)		2023	2022	Increase/(Decrease)
Medical Device
Product sales	$7,914	$6,441	$1,473	23%	$16,294	$13,229	$3,065	23%
Royalties	8,073	8,358	(285)	(3)%	15,482	15,244	238	2%
License fees	1,356	1,486	(130)	(9)%	2,712	2,699	13	—%
R&D and other	2,364	2,168	196	9%	4,237	4,189	48	1%
Medical Device Revenue	19,707	18,453	1,254	7%	38,725	35,361	3,364	10%
In Vitro Diagnostics
Product sales	7,436	7,523	(87)	(1)%	13,290	13,079	211	2%
R&D and other	55	130	(75)	(58)%	116	669	(553)	(83)%
In Vitro Diagnostics Revenue	7,491	7,653	(162)	(2)%	13,406	13,748	(342)	(2)%
Total Revenue	$27,198	$26,106	$1,092	4%	$52,131	$49,109	$3,022	6%

Medical Device. Revenue in our Medical Device segment was $19.7 million in the second quarter of fiscal 2023, a 7% increase from $18.5 million in the prior-year quarter. Revenue in our Medical Device segment was $38.7 million in the first six months of fiscal 2023, a 10% increase from $35.4 million in the same prior-year period.

•
Medical Device product sales increased 23% to $7.9 million in the second quarter of fiscal 2023, compared to $6.4 million in the prior-year quarter. For the first six months of fiscal 2023, Medical Device product sales increased 23% to $16.3 million, compared to $13.2 million in the same prior-year period. Product sales growth year-over-year in the second quarter and first six months of fiscal 2023 was primarily driven by increased sales of our Pounce thrombectomy and Sublime radial access device products, which were commercialized in fiscal 2022. Increased sales of performance coating reagent products and increased sales of contract-manufactured balloon catheters also contributed to the growth in product sales year-over-year in the second quarter and first six months of fiscal 2023. This growth was offset, in part, by a year-over-year decline in sales of proprietary specialty catheters distributed by strategic partners.
•
Medical Device performance coating royalties revenue declined 3% to $8.1 million in the second quarter of fiscal 2023, compared to $8.4 million in the prior-year quarter. For the first six months of fiscal 2023, Medical Device performance coating royalties revenue increased 2% to $15.5 million, compared to $15.2 million in the same prior-year period. The second quarter of fiscal 2022 provides a challenging comparable as the period benefited from customer-reported royalties in excess of estimated royalties. For the first six months of fiscal 2023, year-over-year growth was driven by customers utilizing our SereneTM coating. In addition, performance coating royalties revenue for the first six months of fiscal 2023 was impacted by macroeconomic factors to a lesser degree relative to the same prior-year period. Macroeconomic factors include pressure on procedure volumes from hospital capacity constraints and customer supply chain disruptions, as well as customer devices maturing through their product life cycle.
•
License fee revenue from the Abbott Agreement for our SurVeil DCB was $1.3 million and $1.4 million in the second quarter of fiscal 2023 and 2022, respectively, and $2.6 million in both the first six months of fiscal 2023 and 2022.

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

•
Medical Device research and development (“R&D”) and other revenue increased $0.2 million in the second quarter of fiscal 2023, compared to the prior-year quarter, driven by performance coating services. Medical Device R&D and other revenue was relatively flat for the first six months of fiscal 2023, compared to the same prior-year period.

In Vitro Diagnostics. Revenue in our In Vitro Diagnostics (“IVD”) segment was $7.5 million in the second quarter of fiscal 2023, a 2% decrease from $7.7 million in the prior-year quarter. Revenue in our In Vitro Diagnostics segment was $13.4 million in the first six months of fiscal 2023, a 2% decrease from $13.7 million in the same prior-year period.

•
IVD product sales declined 1% to $7.4 million in the second quarter of fiscal 2023, compared to $7.5 million in the prior-year quarter. For the first six months of fiscal 2023, IVD products sales increased 2% to $13.3 million, compared to $13.1 million in the same prior-year period. For the second quarter of fiscal 2023, year-over-year growth in sales of our microarray slide/surface products and favorable order timing for our distributed antigen products was more than offset by a year-over-year decline in sales of protein stabilization products, driven in part by active management of inventory levels by certain customers. For the first six months of fiscal 2023, year-over-year growth in sales of our microarray slide/surface products was partly offset by a year-over-year decline in sales of our distributed antigen products, which fluctuate due to order timing.
•
IVD R&D and other revenue declined $0.1 million in the second quarter of fiscal 2023, compared to the prior-year quarter. For the first six months of fiscal 2023, IVD R&D and other revenue declined $0.6 million, compared to the same prior-year period, due to the completion of a customer development program.

Product sales, product costs, product gross profit, product gross margin, and operating costs were as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
(Dollars in thousands)	2023	2022	Increase/(Decrease)		2023	2022	Increase/(Decrease)
Product sales	$15,350	$13,964	$1,386	10%	$29,584	$26,308	$3,276	12%
Product costs	5,738	5,107	631	12%	11,005	9,604	1,401	15%
Product gross profit (1)	9,612	8,857	755	9%	18,579	16,704	1,875	11%
% Product gross margin (2)	62.6%	63.4%	(0.8)	ppt	62.8%	63.5%	(0.7)	ppt
R&D expense	12,924	13,712	(788)	(6)%	25,667	25,375	292	1%
% Total revenue	48%	53%			49%	52%
SG&A expense	12,967	11,113	1,854	17%	26,203	20,305	5,898	29%
% Total revenue	48%	43%			50%	41%
Acquired intangible asset amortization	867	1,071	(204)	(19)%	1,780	2,160	(380)	(18)%
Restructuring expense	1,282	—	1,282		1,282	—	1,282
Contingent consideration expense	3	3	—		6	6	—
(1)
Product gross profit is defined as product sales less related product costs.
(2)
Product gross margin is defined as product gross profit as a percentage of product sales.

Product gross margins. Product gross margins were 62.6% and 63.4% in the second quarter of fiscal 2023 and 2022, respectively, and 62.8% and 63.5% in the first six months of fiscal 2023 and 2022, respectively. Product gross margins in the second quarter and first six months of fiscal 2023 were impacted by certain manufacturing inefficiencies associated with ramp up of production of new products, which was partly offset by the favorable impact of product mix primarily driven by increased sales of performance coating reagents and decreased sales of proprietary specialty catheters distributed by strategic partners.

R&D expense. R&D expense declined 6% in the second quarter of fiscal 2023, or $0.8 million, compared to the prior-year quarter. For the first six months of fiscal 2023, R&D expense increased 1%, or $0.3 million, compared to the same prior-year period. R&D expense as a percentage of revenue was 48% and 53% in the second quarter of fiscal 2023 and 2022, respectively, and 49% and 52% in the first six months of fiscal 2023 and 2022, respectively. In the second quarter of fiscal 2023, we initiated a spending reduction plan, including a workforce restructuring, to refocus our investments in product development to prioritize progress primarily on our near-term growth opportunities. For the second quarter and first six months of fiscal 2023, R&D expense reflects continued investment in medical device product development, including in our Pounce thrombectomy and Sublime radial access product platforms and costs associated with our SurVeil DCB.

Selling, general and administrative (“SG&A”) expense. SG&A expense increased 17% in the second quarter of fiscal 2023, or $1.9 million, compared to the prior-year quarter. For the first six months of fiscal 2023, SG&A expense increased 29%, or $5.9 million, compared to the same prior-year period. SG&A expense as a percentage of revenue was 48% and 43% in the second quarter of fiscal 2023 and 2022, respectively, and 50% and 41% in the first six months of fiscal 2023 and 2023, respectively. The increase in SG&A expense was primarily driven by a year-over-year increase in headcount. Throughout fiscal 2022, we invested in a medical device direct salesforce to support the fiscal 2022 commercialization of our Pounce and Sublime product platforms. We expect SG&A expense for full-year fiscal 2023 to increase between $5.5 million and $6.5 million, compared to fiscal 2022, primarily due to higher average SG&A headcount levels in fiscal 2023 than in fiscal 2022.

Acquired intangible asset amortization. We have previously acquired certain intangible assets through business combinations, which are amortized over periods ranging from six to 14 years.

Restructuring expense. In the second quarter of fiscal 2023, we initiated a spending reduction plan intended to preserve capital and more closely align our capital allocation priorities with our strategic objectives, which included a workforce restructuring in our Medical Device segment. As a result, for the three and six months ended March 31, 2023, we recorded $1.3 million in severance and related charges in restructuring expense, which represented the total estimated expense as of March 31, 2023 associated with the workforce restructuring.

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

Other expense. Major classifications of other expense were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Interest expense, net	$(884)	$(129)	$(1,710)	$(265)
Foreign exchange (loss) gain	(75)	2	(200)	35
Investment income, net	177	25	349	51
Other expense	$(782)	$(102)	$(1,561)	$(179)

Interest expense, net increased in the second quarter and first six months of fiscal 2023, compared to the same respective prior-year periods, due to increased borrowing and higher interest rates. Refer to “Liquidity and Capital Resources” for further discussion of financing arrangements and expectations for fiscal 2023 interest expense. Foreign currency exchange (losses) gains result primarily from the impact of U.S. dollar to Euro exchange rate fluctuations on certain intercompany transactions and balances. Investment income, net increased in the second quarter and first six months of fiscal 2023, compared to the same respective prior-year periods, due to higher interest rates.

Income taxes. We reported income tax expense of $(0.4) million and income tax benefit of $0.9 million in the second quarter of fiscal 2023 and 2022, respectively. For the first six months of fiscal 2023 and 2022, we reported income tax expense of $(0.2) million and income tax benefit of $1.6 million, respectively. Our effective tax rate was 5% and 18% for the second quarter of fiscal 2023 and 2022, respectively, and 1% and 19% for the first six months of fiscal 2023 and 2022, respectively.

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
•
Beginning in our fiscal 2023, certain R&D costs are required to be capitalized and amortized over a five-year period under the Tax Cuts and Jobs Act enacted in December 2017. This change will impact the expected U.S. federal and state income tax expense and cash taxes to be paid for our fiscal 2023.

Segment Operating Results

Operating results for each of our reportable segments were as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
(In thousands)	2023	2022	$ Change	2023	2022	$ Change
Operating (loss) income:
Medical Device	$(7,059)	$(5,612)	$(1,447)	$(14,294)	$(9,404)	$(4,890)
In Vitro Diagnostics	3,636	3,720	(84)	6,584	6,875	(291)
Total segment operating (loss) income	(3,423)	(1,892)	(1,531)	(7,710)	(2,529)	(5,181)
Corporate	(3,160)	(3,008)	(152)	(6,102)	(5,812)	(290)
Total operating (loss) income	$(6,583)	$(4,900)	$(1,683)	$(13,812)	$(8,341)	$(5,471)

Medical Device. Our Medical Device business reported operating losses of $(7.1) million and $(5.6) million in the second quarter of fiscal 2023 and 2022, respectively, representing (36)% and (30)% of revenue, respectively. For the first six months of fiscal 2023 and 2022, our Medical Device business reported operating losses of $(14.3) million and $(9.4) million, respectively, representing (37)% and (27)% of revenue, respectively.

•
Medical Device operating expenses, excluding product costs, increased $2.1 million and $7.1 million year-over-year in the second quarter and first six months of fiscal 2023, respectively. The second quarter and first six months of fiscal 2023 included $1.3 million in severance-related restructuring expense as the result of a workforce restructuring.

SG&A expense in our Medical Device business increased year-over-year in both the second quarter and first six months of fiscal 2023 primarily related to increased headcount. Throughout fiscal 2022, we invested in a medical device direct salesforce to support the fiscal 2022 commercialization of our Pounce and Sublime product platforms.

R&D expenditures in our Medical Device segment declined year-over-year in the second quarter of fiscal 2023 and increased year-over-year in the first six months of fiscal 2023. During the second quarter of fiscal 2023, we initiated a spending reduction plan, including a workforce restructuring, to refocus our investments in product development to prioritize progress primarily on our near-term growth opportunities. For the second quarter and first six months of fiscal 2023, R&D expense reflects continued investment in medical device product development, including in our Pounce thrombectomy and Sublime radial access product platforms and costs associated with our SurVeil DCB.

•
Royalties and license fee revenue declined $(0.4) million year-over-year in the second quarter of fiscal 2023 and increased $0.3 million year-over-year in the first six months of fiscal 2023. The second quarter of fiscal 2022 provides a challenging comparable as the period benefited from customer-reported royalties in excess of estimated royalties. For the first six months of fiscal 2023, year-over-year growth was driven by customers utilizing our SereneTM coating. In addition, performance coating royalties revenue for the first six months of fiscal 2023 was impacted by macroeconomic factors to a lesser degree relative to the same prior-year period.
•
Medical Device product gross profit increased $0.9 million and $1.9 million year-over-year in the second quarter and first six months of fiscal 2023, respectively, driven by growth in sales of performance coating reagents and devices. Product gross margins were 59.7% and 60.1% in the second quarter of fiscal 2023 and 2022, respectively, and 59.1% and 58.6% in the first six months of fiscal 2023 and 2022, respectively. Product gross margins in the second quarter and first six months of fiscal 2023 benefited from the favorable mix impact of growth in sales of performance coating reagents and decreased sales of proprietary specialty catheters distributed by strategic partners, which was partly offset by the impact of certain manufacturing inefficiencies associated with ramp up of production of new products.

In Vitro Diagnostics. Our In Vitro Diagnostics business reported operating income of $3.6 million and $3.7 million in the second quarter of fiscal 2023 and 2022, respectively, representing 49% of revenue in both periods. For the first six months of fiscal 2023 and 2022, our In Vitro Diagnostics business reported operating income of $6.6 million and $6.9 million, respectively, representing 49% and 50% of revenue, respectively.

•
IVD R&D and other revenue declined $0.1 million and $0.6 million year-over-year in the second quarter and first six months of fiscal 2023, respectively. For the first six months of fiscal 2023, the decline was related to the completion of a customer development program.

•
IVD product gross profit declined $0.1 million year-over-year in the second quarter of fiscal 2023. For the first six months of fiscal 2023, IVD product gross profit was flat compared to the same prior-year period. IVD product gross margins were 65.7% and 66.3% in the second quarter fiscal 2023 and 2022, respectively, and 67.3% and 68.4% in the first six months of fiscal 2023 and 2022, respectively. Product gross margins in the second quarter and first six months of fiscal 2023 were impacted by higher absorption of fixed costs relative to the prior year, which was partly offset in the first six months of fiscal 2023 by the favorable mix impact from a year-over-year decline in sales of relatively lower margin distributed antigen products.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive management, corporate accounting, information technology, legal, human resources and Board of Directors related fees and expenses, which we do not fully allocate to the Medical Device and IVD segments. Corporate also includes expenses, such as acquisition-related costs and litigation, which are not specific to a segment and thus not allocated to our reportable segments. The unallocated Corporate expense operating loss was $(3.2) million and $(3.0) million in the second quarter of fiscal 2023 and 2022, respectively, and $(6.1) million and $(5.8) million in the first six months of fiscal 2023 and 2022, respectively.

Cash Flow Operating Results

The following is a summary of cash flow results:

	Six Months Ended March 31,
(In thousands)	2023	2022
Cash provided by (used in):
Operating activities	$(16,627)	$(11,226)
Investing activities	(1,700)	5,663
Financing activities	18,006	(660)
Effect of exchange rates on changes in cash and cash equivalents	503	(218)
Net change in cash and cash equivalents	$182	$(6,441)

Operating Activities. Cash used in operating activities totaled $(16.6) million and $(11.2) million in the first six months of fiscal 2023 and 2022, respectively. Net loss was $(15.6) million and $(6.9) million in the first six months of fiscal 2023 and 2022, respectively. Net changes in operating assets and liabilities reduced cash flows from operating activities by $(9.5) million and $(11.3) million in the first six months of fiscal 2023 and 2022, respectively. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

•
Cash used in accrued liabilities was $(4.1) million in the first six months of fiscal 2023, compared to cash used of $(2.0) million in the same prior-year period, primarily due to routine fluctuations in the timing of expense and compensation accruals.
•
Cash provided by income taxes was $2.6 million in the first six months of fiscal 2023, compared to cash used of $(0.5) million in the same prior-year period, primarily as the result of the fiscal 2023 receipt of an income tax refund under the net operating loss carryback provisions of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act").
•
Cash used in inventories was $(1.9) million for the first six months of fiscal 2023, compared to cash used of $(2.7) million in the same prior-year period. The relative decline in cash used was primarily due to the fiscal 2022 commercialization of Pounce and Sublime platforms in our Medical Device business.

Investing Activities. Cash used in investing activities totaled $(1.7) million for the first six months of fiscal 2023, compared to cash provided of $5.7 million in the same prior-year period. Capital expenditures for property and equipment totaled $1.7 million and $1.9 million in the first six months of fiscal 2023 and 2022, respectively. In the prior-year period, maturities of available-for-sale investments were a source of cash of $7.6 million.

Financing Activities. Cash provided by financing activities totaled $18.0 million in the first six months of fiscal 2023, compared to cash used of $(0.7) million in the same prior-year period. In the first quarter of fiscal 2023, the Company entered into a new, five-year secured credit agreement with MidCap Funding IV Trust, as agent, and MidCap Financial Trust, as term loan servicer and the lenders from time to time party thereto (together “MidCap”). The Company drew $25 million on the term loan and $5 million on the revolving credit facility at close. These proceeds were partially used to retire the Company’s existing revolving credit facility with Bridgewater Bank, of which $10 million was outstanding, as well as to pay a total of $0.9 million in debt issuance costs, including fees to MidCap and legal and other expenses directly associated with the financing transaction.

Liquidity and Capital Resources

As of March 31, 2023, working capital totaled $42.1 million, an increase of $16.6 million from September 30, 2022. We define working capital as current assets minus current liabilities. Cash and cash equivalents totaled $19.2 million as of March 31, 2023, an increase of $0.2 million from $19.0 million as of September 30, 2022.

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

Following receipt of the FDA letter that we announced on January 19, 2023, related to our SurVeil DCB, we initiated a spending reduction plan intended to preserve capital and more closely align our capital allocation priorities with our strategic objectives, which included a workforce restructuring that reduced our workforce by approximately 12%. As a result, we reported $1.3 million in restructuring expense for severance and related charges in the second quarter of fiscal 2023, which represented the total estimated expense expected to be incurred associated with the workforce restructuring as of March 31, 2023.

The Company proactively manages its access to capital to support liquidity and continued growth. Surmodics has access to a revolving credit facility, which provides for maximum availability of $25 million, subject to a borrowing base. As of March 31, 2023, the outstanding balance on the revolving credit facility was $5 million. As of March 31, 2023, additional, incremental availability on the revolving credit facility was approximately $11 million, based on borrowing base eligibility requirements. The maturity date of the revolving credit facility is October 1, 2027.

On October 14, 2022, Surmodics entered into a new, five-year secured credit agreement with MidCap, consisting of up to $100 million in term loans ($25 million of which is at the sole discretion of MidCap) and a $25 million revolving credit facility. The Company drew $25 million on the term loan and $5 million on the revolving credit facility at close. These proceeds were partially used to retire the Company’s existing $25 million revolving credit facility with Bridgewater Bank, of which $10 million was outstanding. Upon closing, the Company’s cash balance increased by $19.5 million. Additional draws on the term loan may be made in increments of at least $10 million, up to a total of $50 million through December 31, 2024 subject to certain conditions, including having no less than $60 million of core net revenue on a rolling four-quarter basis. A second tranche of up to $25 million may be available through December 31, 2024 at MidCap’s sole discretion. Availability to draw on the five-year, $25 million revolving credit facility is based on a borrowing base consisting primarily of the Company’s inventory and receivable balances. The credit agreement calls for interest-only payments on the term loan over the first four years, which can be extended to five years if certain criteria are met. The revolving credit facility matures in five years. The Company has also entered into an interest rate swap arrangement with Wells Fargo, whereby the initial borrowing on term loan’s variable base rate was fixed at 10.205% per annum for the five-year loan term. The revolving credit facility has an annual interest rate equal to 3.00% plus the greater of Term SOFR (as defined in the credit agreement) or 1.50%. The Company expects total interest expense under the credit agreement to be approximately $3.4 million in fiscal 2023.

As of March 31, 2023, the Company’s shelf registration statement with the SEC allows the Company to offer potentially up to $200 million in debt securities, common stock, preferred stock, warrants, and other securities or any such combination of such securities in amounts, at prices, and on terms announced if and when the securities are ever offered. This shelf registration statement expires in May 2023, and the Company intends to file a replacement before expiration to preserve the flexibility it provides.

In fiscal 2023, we anticipate a year-over-year increase in SG&A expenditures of between $5.5 million and $6.5 million. We expect that increasing SG&A expenditures in fiscal 2023 will exceed any associated increases in revenues, and therefore will reduce our cash flow from operations. We also anticipate R&D expenses will continue to be significant in fiscal 2023, primarily related to medical device product development, including continued investments to pursue PMA for our SurVeil DCB and in our Pounce and Sublime product platforms. We believe that our existing cash and cash equivalents, which totaled $19.2 million as of March 31, 2023, together with cash flow from operations and our revolving credit facility and term loans, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for fiscal 2023. There can be no assurance, however, that our business will continue to generate cash flows at historic levels.

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

Customer Concentrations

We have agreements with a diverse base of customers and certain customers have multiple products using our technology. Abbott and Medtronic are our largest customers, comprising 11% and 13%, respectively, of our consolidated revenue for fiscal 2022. These same customers, Abbott and Medtronic, each comprised 10% and 12%, respectively, of our consolidated revenue for the six months ended March 31, 2023. Revenue generated under our SurVeil DCB license agreement with Abbott represented 5% of total revenue for the six months ended March 31, 2023. Apart from the SurVeil DCB license, Abbott has several separately licensed products which generate revenue for Surmodics, none of which represented more than 4% of total revenue for the six months ended March 31, 2023. Medtronic has several separately licensed products that generate revenue for Surmodics, none of which represented more than 3% of our total revenue for the six months ended March 31, 2023.

Critical Accounting Policies and Significant Estimates

Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. For the six months ended March 31, 2023, there were no significant changes in our critical accounting policies. For a detailed description of our other critical accounting policies and significant estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Forward-looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, our strategies for growth, including our ability to sign new license agreements, conduct clinical evaluations, and bring new products to market; the expected duration of limited market evaluations for our products; the development of future products and their anticipated attributes; regulatory submissions and approvals; our intent to pursue certain regulatory actions; our plans to prepare an amended premarket approval application for our SurVeil DCB; our initiations for product evaluation activities; potential future milestone payments related to our SurVeil DCB; future license fee revenue related to the Abbott Agreement; the period over which deferred revenue is expected to be recognized; the potential consequence to deferred revenue of Abbott terminating the Abbott Agreement; implementation of organizational changes, their timing, and their expected impact on our use of cash; revenue potential related to the potential commercial launch of the SurVeil DCB; our plans to evaluate our strategy for further clinical investment in the Sundance DCB; future revenue growth, our longer-term valuation-creation strategy, and our future potential; information about our product pipeline; future gross margins and operating expenses; estimated future amortization expense; expectations regarding operating expenses, including restructuring expense for severance and related charges, and interest expense, and their impact on our cash flows; when restructuring accruals are expected to be paid; the period over which unrecognized compensation costs is expected to be recognized; research and development plans and expenses; the estimated amount remaining to be paid on contracts with clinical research organization consultants; the estimated total cost for the TRANSCEND clinical trial; anticipated cash requirements; the intended use of remaining proceeds of our borrowing under the MidCap Credit Agreement; future cash flows and sources of funding, and their ability together with existing cash, and cash equivalents, to provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for fiscal 2023; statements regarding cash requirements beyond fiscal 2023; expectations regarding capital available under our secured revolving credit facility and secured term loan facilities; expectations regarding the maturity of debt; the Company’s intention to file a shelf registration statement with the SEC; future impacts of our interest rate swap transactions; the impact of potential lawsuits or claims; the potential impact of interest rate fluctuations on our results of operations and cash flows; the impact of potential change in raw material prices, sources of raw materials and our ability to manufacture raw materials ourselves; the potential impact on the Company of currency fluctuations; future income tax (expense) benefit; our future ability to realize the benefits of our deferred tax assets; and the impact of the adoption of new accounting pronouncements. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent our expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and in our Quarterly Report on Form 10-Q for the three months ended December 31, 2022. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

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
12.
disruptions to our business from our plan to reduce our use of cash announced in the second quarter of fiscal 2023, the failure of such plan to achieve its objectives, or cost and expenses associated with such plan; and
13.
other factors described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and under "Risk Factors" in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, which you are encouraged to read carefully.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of interest-bearing corporate debt securities with varying maturity dates, which generally are less than one year. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. As of March 31, 2023, we did not hold any available-for-sale debt securities. Therefore, interest rate fluctuations relating to investments would have an insignificant impact on our results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements and commercial paper instruments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2023. Based on that evaluation, the Company’s Certifying Officers concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company has been involved in various legal actions involving its operations, products and technologies, including intellectual property and employment disputes.

Item 1A. Risk Factors

The risks identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the Securities and Exchange Commission on November 23, 2022, under Part I, Item 1A, “Risk Factors” and the risks identified in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, filed with the SEC on February 6, 2023, under Part II, Item 1A, “Risk Factors” could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the information with respect to purchases made by or on behalf of Surmodics, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2023.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period:
January 1 – 31, 2023	—	$—	—	$25,300,000
February 1 – 28, 2023	503	28.97	—	25,300,000
March 1 – 31, 2023	—	—	—	25,300,000
Total	503	28.97	—
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

3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on July 29, 2016.

3.2	Restated Bylaws of Surmodics, Inc., as amended December 18, 2015 — incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 23, 2015.

10.1*	Lease Agreement by and among Surmodics, Inc., MN Golden 1, LLC and MN Golden 2, LLC, as amended March 1, 2023.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 26, 2023	Surmodics, Inc.

	By:	/s/ Timothy J. Arens
Timothy J. Arens
Senior Vice President of Finance and Chief Financial Officer

(duly authorized signatory and principal financial officer)