Form 10-Q
period 2023-06-30
SURMODICS INC
filed 2023-08-02
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares of the registrant’s Common Stock, $0.05 par value per share, as of July 28, 2023 was 14,134,000.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2023	2022
(In thousands, except per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$44,579	$18,998
Accounts receivable, net of allowances of $206 and $81 as of June 30, 2023 and September 30, 2022, respectively	11,752	10,452
Contract assets — royalties and license fees	7,678	7,116
Inventories, net	14,610	11,819
Income tax receivable	—	2,438
Prepaids and other	7,231	6,764
Total Current Assets	85,850	57,587
Property and equipment, net	26,571	27,148
Intangible assets, net	27,798	28,145
Goodwill	43,844	40,710
Other assets	4,838	4,769
Total Assets	$188,901	$158,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,484	$3,136
Accrued liabilities:
Compensation	7,830	8,929
Accrued other	5,453	5,854
Short-term borrowings	—	10,000
Deferred revenue	4,328	4,160
Income tax payable	11,953	—
Total Current Liabilities	32,048	32,079
Long-term debt, net	29,353	—
Deferred revenue, less current portion	3,492	5,088
Deferred income taxes	2,057	2,027
Other long-term liabilities	9,539	10,773
Total Liabilities	76,489	49,967
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Series A Preferred stock — $.05 par value, 450 shares authorized; no shares issued and outstanding	—	—
Common stock — $.05 par value, 45,000 shares authorized; 14,134 and 14,029 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	707	701
Additional paid-in capital	34,345	28,774
Accumulated other comprehensive loss	(3,201)	(9,874)
Retained earnings	80,561	88,791
Total Stockholders’ Equity	112,412	108,392
Total Liabilities and Stockholders’ Equity	$188,901	$158,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Revenue:
Product sales	$15,667	$13,919	$45,251	$40,227
Royalties and license fees	34,153	8,795	52,347	26,738
Research, development and other	2,663	2,140	7,016	6,998
Total revenue	52,483	24,854	104,614	73,963
Operating costs and expenses:
Product costs	6,921	5,141	17,926	14,745
Research and development	11,232	12,975	36,899	38,350
Selling, general and administrative	12,874	12,854	39,077	33,159
Acquired intangible asset amortization	879	1,024	2,659	3,184
Restructuring expense	—	—	1,282	—
Contingent consideration (gain) expense	(835)	3	(829)	9
Total operating costs and expenses	31,071	31,997	97,014	89,447
Operating income (loss)	21,412	(7,143)	7,600	(15,484)
Other expense:
Interest expense, net	(884)	(145)	(2,594)	(410)
Foreign exchange (loss) gain	(61)	85	(261)	120
Investment income, net	182	22	531	73
Other expense	(763)	(38)	(2,324)	(217)
Income (loss) before income taxes	20,649	(7,181)	5,276	(15,701)
Income tax (expense) benefit	(13,303)	1,530	(13,506)	3,155
Net income (loss)	$7,346	$(5,651)	$(8,230)	$(12,546)

Basic net income (loss) per share	$0.52	$(0.41)	$(0.59)	$(0.90)
Diluted net income (loss) per share	$0.52	$(0.41)	$(0.59)	$(0.90)

Weighted average number of shares outstanding:
Basic	14,050	13,929	14,020	13,907
Diluted	14,072	13,929	14,020	13,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
(In thousands)	(Unaudited)		(Unaudited)
Net income (loss)	$7,346	$(5,651)	$(8,230)	$(12,546)
Other comprehensive income (loss):
Derivative instruments:
Unrealized net gain (loss)	607	—	(141)	—
Net (gain) loss reclassified to earnings	(39)	—	(19)	—
Net changes related to available-for-sale securities, net of tax	—	4	—	(7)
Foreign currency translation adjustments	45	(4,289)	6,833	(7,439)
Other comprehensive income (loss)	613	(4,285)	6,673	(7,446)
Comprehensive income (loss)	$7,959	$(9,936)	$(1,557)	$(19,992)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

	Three Months Ended June 30, 2023 and 2022
	(Unaudited)			Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at March 31, 2023	14,134	$707	$32,446	$(3,814)	$73,215	$102,554
Net income	—	—	—	—	7,346	7,346
Other comprehensive income, net of tax	—	—	—	613	—	613
Issuance of common stock	1	—	—	—	—	—
Common stock options exercised, net	—	—	—	—	—	—
Purchase of common stock to pay employee taxes	(1)	—	(16)	—	—	(16)
Stock-based compensation	—	—	1,915	—	—	1,915
Balance at June 30, 2023	14,134	$707	$34,345	$(3,201)	$80,561	$112,412

Balance at March 31, 2022	13,990	$700	$24,827	$(1,434)	$109,170	$133,263
Net loss	—	—	—	—	(5,651)	(5,651)
Other comprehensive loss, net of tax	—	—	—	(4,285)	—	(4,285)
Issuance of common stock	9	—	—	—	—	—
Common stock options exercised, net	1	—	22	—	—	22
Purchase of common stock to pay employee taxes	(1)	—	(36)	—	—	(36)
Stock-based compensation	—	—	1,799	—	—	1,799
Balance at June 30, 2022	13,999	$700	$26,612	$(5,719)	$103,519	$125,112

	Nine Months Ended June 30, 2023 and 2022
	(Unaudited)			Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Balance at September 30, 2022	14,029	$701	$28,774	$(9,874)	$88,791	$108,392
Net loss	—	—	—	—	(8,230)	(8,230)
Other comprehensive income, net of tax	—	—	—	6,673	—	6,673
Issuance of common stock	113	6	447	—	—	453
Common stock options exercised, net	17	1	349	—	—	350
Purchase of common stock to pay employee taxes	(25)	(1)	(887)	—	—	(888)
Stock-based compensation	—	—	5,662	—	—	5,662
Balance at June 30, 2023	14,134	$707	$34,345	$(3,201)	$80,561	$112,412

Balance at September 30, 2021	13,899	$695	$21,598	$1,727	$116,065	$140,085
Net loss	—	—	—	—	(12,546)	(12,546)
Other comprehensive loss, net of tax	—	—	—	(7,446)	—	(7,446)
Issuance of common stock	100	5	367	—	—	372
Common stock options exercised, net	21	1	390	—	—	391
Purchase of common stock to pay employee taxes	(21)	(1)	(941)	—	—	(942)
Stock-based compensation	—	—	5,198	—	—	5,198
Balance at June 30, 2022	13,999	$700	$26,612	$(5,719)	$103,519	$125,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2023	2022
(In thousands)	(Unaudited)
Operating Activities:
Net loss	$(8,230)	$(12,546)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,365	6,902
Stock-based compensation	5,662	5,198
Noncash lease expense	485	371
Amortization of debt issuance costs	274	34
Provision for credit losses	163	8
Contingent consideration (gain) expense	(829)	9
Deferred taxes	(187)	(2,996)
Other	124	214
Change in operating assets and liabilities:
Accounts receivable and contract assets	(1,825)	(847)
Inventories	(2,790)	(4,167)
Prepaids and other	(961)	(1,998)
Accounts payable	(669)	349
Accrued liabilities	(2,474)	(1,039)
Income taxes	15,583	(676)
Deferred revenue	(1,427)	(3,539)
Net cash provided by (used in) operating activities	9,264	(14,723)
Investing Activities:
Purchases of property and equipment	(2,170)	(2,798)
Maturities of available-for-sale securities	—	7,600
Net cash (used in) provided by investing activities	(2,170)	4,802
Financing Activities:
Payments of short-term borrowings	(10,000)	—
Proceeds from issuance of long-term debt	29,664	—
Payments of debt issuance costs	(614)	—
Issuance of common stock	803	763
Payments for taxes related to net share settlement of equity awards	(888)	(936)
Payments for acquisition of in-process research and development	(978)	(500)
Net cash provided by (used in) financing activities	17,987	(673)
Effect of exchange rate changes on cash	500	(485)
Net change in cash and cash equivalents	25,581	(11,079)
Cash and Cash Equivalents:
Beginning of period	18,998	31,153
End of period	$44,579	$20,074
Supplemental Information:
Cash paid for income taxes	$251	$395
Cash paid for interest	2,157	256
Noncash investing and financing activities:
Acquisition of property and equipment, net of refundable credits in other current assets and liabilities	—	90
Right-of-use assets obtained in exchange for new operating lease liabilities	—	1,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended June 30, 2023

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The results of operations for the three and nine months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the entire 2023 fiscal year.

Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year presentation.

New Accounting Pronouncements

No new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

2. Revenue

The following table presents the Company’s revenues disaggregated by product classification and by reportable segment.

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Medical Device
Product sales	$9,299	$6,741	$25,593	$19,970
Royalties	8,220	7,771	23,702	23,015
License fees	25,933	1,024	28,645	3,723
Research, development and other	2,562	1,992	6,799	6,181
Medical Device Revenue	46,014	17,528	84,739	52,889
In Vitro Diagnostics
Product sales	6,368	7,178	19,658	20,257
Research, development and other	101	148	217	817
In Vitro Diagnostics Revenue	6,469	7,326	19,875	21,074
Total Revenue	$52,483	$24,854	$104,614	$73,963

Contract assets totaled $7.7 million and $7.1 million as of June 30, 2023 and September 30, 2022, respectively, on the condensed consolidated balance sheets. Fluctuations in the balance of contract assets result primarily from changes in sales-based and minimum royalties earned, but not collected, at each balance sheet date due to payment timing and contractual changes in the normal course of business. For discussion of contract liability (deferred revenue) balances and remaining performance obligations, see Note 3 Collaborative Arrangement.

3. Collaborative Arrangement

On February 26, 2018, the Company entered into an agreement with Abbott Vascular, Inc. (“Abbott”) whereby Abbott has exclusive worldwide commercialization rights for Surmodics' SurVeilTM drug-coated balloon (“DCB”) to treat the superficial femoral artery (the “Abbott Agreement”). In June 2023, the Company received premarket approval (“PMA”) for the SurVeil DCB from the U.S. Food and Drug Administration (“FDA”), and the product may now be marketed and sold in the U.S. by the Company’s exclusive distribution partner, Abbott. Under the Abbott Agreement, Abbott has the right to purchase commercial units from Surmodics, and the Company will realize revenue from product sales to Abbott at an agreed-upon transfer price, as well as a share of net profits resulting from third-party product sales by Abbott. Timing of commercialization in the U.S. is at the discretion of Abbott.

Under the Abbott Agreement, Surmodics is responsible for conducting all necessary clinical trials, including completion of the ongoing, five-year TRANSCEND pivotal clinical trial. Abbott and Surmodics participate on a joint development committee charged with providing guidance on the Company’s clinical and regulatory activities with regard to the SurVeil DCB product.

As of June 30, 2023, the Company had received payments totaling $87.8 million for achievement of clinical and regulatory milestones under the Abbott Agreement, which consisted of the following: (i) $25 million upfront fee in fiscal 2018, (ii) $10 million milestone payment in fiscal 2019, (iii) $10.8 million milestone payment in fiscal 2020, (iv) $15 million milestone payment in fiscal 2021, and (v) $27 million milestone payment in the third quarter of fiscal 2023 upon receipt of PMA for the SurVeil DCB from the FDA. As of June 30, 2023, there are no remaining contingent milestone payments under the Abbott Agreement.

License fee revenue recognized from the Abbott Agreement on the condensed consolidated statements of operations totaled $25.9 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and $28.5 million and $3.6 million for the nine months ended June 30, 2023 and 2022, respectively. The amount of revenue recognized from the Abbott Agreement that was included in the respective beginning of fiscal year balances of deferred revenue on the condensed consolidated balance sheets totaled $3.9 million and $3.6 million for the nine months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023 and September 30, 2022, deferred revenue on the condensed consolidated balance sheets included $7.7 million and $9.2 million, respectively, related to payments received under the Abbott Agreement. The $7.7 million in deferred revenue as of June 30, 2023, which represents the Company’s performance obligations that are unsatisfied for executed contracts with an original duration of one year, is expected to be recognized as revenue over the next two years through fiscal 2025 as services, principally TRANSCEND clinical trial, are completed.

4. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy were as follows:

	June 30, 2023
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents (1)	$—	$14,733	$—	$14,733
Total assets	$—	$14,733	$—	$14,733

Liabilities
Interest rate swap (2)	—	160	—	160
Total liabilities	$—	$160	$—	$160

	September 30, 2022
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents (1)	$—	$2,035	$—	$2,035
Total assets	$—	$2,035	$—	$2,035

Liabilities
Contingent consideration (3)	$—	$—	$829	$829
Total liabilities	$—	$—	$829	$829
(1)
Fair value of cash equivalents (money market funds) is based on quoted vendor prices and broker pricing where all significant inputs are observable.
(2)
Fair value of interest rate swap is based on forward-looking, one-month term secured overnight financing rate (“Term SOFR”) spot rates and interest rate curves (Note 7).
(3)
Fair value of contingent consideration liabilities was determined based on discounted cash flow analyses that included probability and timing of development and regulatory milestone achievements and a discount rate, which are considered significant unobservable inputs as of September 30, 2022.

Contingent consideration liabilities are remeasured to fair value each reporting period using discount rates, probabilities of payment and projected payment dates. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing or likelihood of achieving milestones and changes in discount periods and rates. Projected contingent payment amounts are discounted back to the current period using a discount cash flow model. Interest accretion and fair value adjustments associated with contingent consideration liabilities are reported in contingent consideration (gain) expense on the condensed consolidated statements of operations.

Changes in the contingent consideration liabilities measured at fair value using Level 3 inputs were as follows:

(In thousands)
Contingent consideration liability at September 30, 2022	$829
Additions	—
Fair value adjustments	(835)
Settlements	—
Interest accretion	6
Foreign currency translation	—
Contingent consideration liability at June 30, 2023	$—

Contingent consideration liabilities were associated with the fiscal 2021 acquisition of Vetex Medical Limited ("Vetex") and were included in other long-term liabilities on the condensed consolidated balance sheets as of September 30, 2022.

5. Supplemental Balance Sheet Information

Inventories

Inventories consisted of the following components:

	June 30,	September 30,
(In thousands)	2023	2022
Raw materials	$8,274	$6,102
Work-in process	2,016	1,595
Finished products	4,320	4,122
Total	$14,610	$11,819

Prepaids and Other Assets, Current

Prepaids and other current assets consisted of the following:

	June 30,	September 30,
(In thousands)	2023	2022
Prepaid expenses	$2,961	$2,570
Irish research and development credits receivable	829	753
CARES Act employee retention credit receivable (1)	3,441	3,441
Prepaids and other	$7,231	$6,764
(1)
Receivable consisted of anticipated reimbursement of personnel expenses incurred in fiscal periods prior to fiscal 2023 as a result of our eligibility for the employee retention credit under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

Intangible Assets

Intangible assets consisted of the following:

	June 30, 2023
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	8.9	$12,484	$(10,386)	$2,098
Developed technology	11.9	34,727	(10,570)	24,157
Patents and other	14.1	3,551	(2,588)	963
Total definite-lived intangible assets		50,762	(23,544)	27,218
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Total intangible assets		$51,342	$(23,544)	$27,798

	September 30, 2022
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	8.9	$11,354	$(8,827)	$2,527
Developed technology	11.9	31,943	(7,994)	23,949
Patents and other	14.1	3,551	(2,462)	1,089
Total definite-lived intangible assets		46,848	(19,283)	27,565
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Total intangible assets		$47,428	$(19,283)	$28,145

Intangible asset amortization expense was $0.9 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively, and $2.9 million and $3.4 million for the nine months ended June 30, 2023 and 2022, respectively. Based on the intangible assets in service as of June 30, 2023, estimated amortization expense for future fiscal years was as follows:

(In thousands)
Remainder of 2023	$945
2024	3,779
2025	3,743
2026	2,845
2027	2,595
2028	2,584
Thereafter	10,727
Definite-lived intangible assets	$27,218

Future amortization amounts presented above are estimates. Actual future amortization expense may be different as a result of future acquisitions, impairments, changes in amortization periods, foreign currency translation rates, or other factors.

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	In Vitro Diagnostics	Medical Device	Total
Goodwill as of September 30, 2022	$8,010	$32,700	$40,710
Currency translation adjustment	—	3,134	3,134
Goodwill as of June 30, 2023	$8,010	$35,834	$43,844

Other Assets, Noncurrent

Other noncurrent assets consisted of the following:

	June 30,	September 30,
(In thousands)	2023	2022
Operating lease right-of-use assets	$3,155	$3,633
Other	1,683	1,136
Other assets	$4,838	$4,769

Other noncurrent assets consisted primarily of prepaid expenses and receivables related to refundable Irish research and development tax credits.

Accrued Other Liabilities

Accrued other liabilities consisted of the following:

	June 30,	September 30,
(In thousands)	2023	2022
Accrued professional fees	$358	$279
Accrued clinical study expense	1,531	1,425
Accrued purchases	1,203	1,655
Acquisition of in-process research and development (1)	949	981
Operating lease liability, current portion	1,046	963
Other	366	551
Total accrued other liabilities	$5,453	$5,854
(1)
Acquisition of in-process research and development consisted of the present value of guaranteed payments to be made (current portion) in connection with an asset acquisition in fiscal 2018 (Note 11).

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	June 30,	September 30,
(In thousands)	2023	2022
Deferred consideration (1)	$3,447	$4,260
Contingent consideration (2)	—	829
Unrecognized tax benefits (3)	3,032	1,841
Operating lease liabilities (4)	3,060	3,843
Other long-term liabilities	$9,539	$10,773
(1)
Deferred consideration consisted of the present value of guaranteed payments to be made (noncurrent portion) in connection with the fiscal 2021 Vetex acquisition and with an asset acquisition in fiscal 2018 (Note 11).
(2)
Contingent consideration consisted of the fair value of contingent consideration liabilities associated with the fiscal 2021 Vetex acquisition (Note 11).
(3)
Balance of unrecognized tax benefits includes accrued interest and penalties, if applicable (Note 10).
(4)
Operating lease liabilities consisted of the non-current portion of the net present value of future minimum lease payments, reduced by the discounted value of leasehold improvement incentives paid or payable to the Company.

6. Debt

Debt consisted of the following:

	June 30,	September 30,
(In thousands)	2023	2022
Short-term borrowings (1)	$—	$10,000

Revolving Credit Facility, Term SOFR + 3.00%, maturing October 1, 2027	$5,000	$—
Tranche 1 Term Loans, Term SOFR +5.75%, maturing October 1, 2027	25,000	—
Long-term debt, gross	30,000	—
Less: Unamortized debt issuance costs	(647)	—
Long-term debt, net	$29,353	$—
(1)
Consisted of the outstanding balance on the secured revolving credit facility with Bridgewater Bank; this balance was repaid and the credit agreement terminated on October 14, 2022. For further information, refer to the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

On October 14, 2022, the Company entered into a secured revolving credit facility and secured term loan facilities pursuant to a Credit, Security and Guaranty Agreement (the “MidCap Credit Agreement”) with Mid Cap Funding IV Trust, as agent, and MidCap Financial Trust, as term loan servicer and the lenders from time to time party thereto. The MidCap Credit Agreement provides for availability under a secured revolving line of credit of up to $25.0 million (the “Revolving Credit Facility”). Availability under the Revolving Credit Facility is subject to a borrowing base.

The MidCap Credit Agreement also provides for up to $75.0 million in term loans (the “Term Loans”), consisting of a $25.0 million Tranche 1 (“Tranche 1”) and a $50.0 million Tranche 2 (“Tranche 2”), which may be drawn in increments of at least $10.0 million. In addition, after the closing and prior to December 31, 2024, the Term Loan lenders may, in their sole discretion, fund an additional tranche of Term Loans of up to $25.0 million upon the written request of the Company. Upon closing, the Company borrowed $25.0 million of Tranche 1, borrowed $5.0 million on the Revolving Credit Facility, and used approximately $10.0 million of the proceeds to repay borrowings under the revolving credit facility with Bridgewater Bank. The Company intends to use the remaining proceeds to fund working capital needs and for other general corporate purposes, as permitted under the MidCap Credit Agreement. Until December 31, 2024, the Company will be eligible to borrow Tranche 2 at the Company’s option upon meeting certain conditions set forth in the MidCap Credit Agreement, including having no less than $60.0 million of rolling-four-quarter core net revenue as of the end of the prior fiscal quarter. Core net revenue is defined in the MidCap Credit Agreement as the sum of revenue from our In Vitro Diagnostics segment and revenues from performance coating technologies in our Medical Device segment.

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

Cash Flow Hedge — Interest Rate Swap

On October 14, 2022, we entered into a floating-to-fixed interest rate swap agreement to mitigate exposure to interest rate increases related to our Term Loans. See Note 6 Debt for further information on our financing arrangements. The total notional amount of the interest rate swap was $25 million as of June 30, 2023. The interest rate swap agreement expires October 1, 2027. As a result of this agreement, every month we pay fixed interest at 4.455% in exchange for interest received at Term SOFR, and the fixed interest rate per annum on the first $25 million of notional value of the Term Loans will be 10.205% through its maturity. The interest rate swap agreement requires the Company to make deposits of cash collateral, which may increase or be refunded commensurate with fluctuations in current and forecasted interest rates. We have the contractual right to reclaim this cash collateral receivable.

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

The net fair value of designated hedge derivatives subject to master netting arrangements reported on the condensed consolidated balance sheets was as follows:

	Asset (Liability)
(In thousands)	Gross Recognized Amount	Gross Offset Amount	Net Amount Presented	Cash Collateral Receivable	Net Amount Reported	Balance Sheet Location
June 30, 2023
Interest rate swap	$(160)	$—	$(160)	$545	$385	Other assets, noncurrent
September 30, 2022
—	$—	$—	$—	$—	$—	—

The pretax amounts recognized in AOCL on the interest rate swap were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Beginning unrealized net gain (loss) in AOCL	$—	$—	$—	$—
Net gain (loss) recognized in other comprehensive income (loss)	607	—	(141)	—
Net (gain) loss reclassified into interest expense	(39)	—	(19)	—
Ending unrealized net gain (loss) in AOCL	$568	$—	$(160)	$—

8. Stock-based Compensation Plans

The Company has stock-based compensation plans approved by its shareholders under which it grants stock options, restricted stock awards, restricted stock units and deferred stock units to officers, directors and key employees. Stock-based compensation expense was reported as follows in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Product costs	$63	$62	$202	$170
Research and development	353	355	1,056	1,086
Selling, general and administrative	1,499	1,382	4,404	3,942
Total	$1,915	$1,799	$5,662	$5,198

As of June 30, 2023, unrecognized compensation costs related to non-vested awards totaled approximately $12.5 million, which is expected to be recognized over a weighted average period of approximately 2.3 years.

Stock Option Awards

The Company awards stock options to officers, directors and key employees and uses the Black-Scholes option pricing model to determine the fair value of stock options as of the date of each grant. Stock option grant activity was as follows:

	Nine Months Ended June 30,
	2023	2022
Stock option grant activity:
Stock options granted	305,000	312,000
Weighted average grant date fair value	$15.03	$16.11
Weighted average exercise price	$34.79	$42.78

Restricted Stock Awards

During the nine months ended June 30, 2023 and 2022, the Company awarded 102,000 and 90,000 restricted stock shares, respectively, to certain key employees and officers with a weighted average grant date fair value per share of $35.84 and $43.02, respectively. Restricted Stock is valued based on the market value of the shares as of the date of grant.

Restricted Stock Unit Awards

During each of the nine months ended June 30, 2023 and 2022, the Company awarded 16,000 and 14,000 restricted stock units (“RSUs”), respectively, to directors and to key employees in foreign jurisdictions with a weighted average grant date fair value per unit of $31.72 and $42.79, respectively. RSUs are valued based on the market value of the shares as of the date of grant.

Employee Stock Purchase Plan

Our U.S. employees are eligible to participate in the amended 1999 Employee Stock Purchase Plan (“ESPP”) approved by our shareholders. During the nine months ended June 30, 2023 and 2022, 23,000 and 10,000 shares, respectively, were issued under the ESPP.

9. Net Income (Loss) Per Share Data

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s potentially dilutive common shares are those that result from dilutive common stock options and non-vested stock relating to restricted stock awards and restricted stock units. The calculation of diluted income (loss) per share excluded 0.1 million and less than 0.1 million in weighted-average shares for the three months ended June 30, 2023 and 2022, respectively, and 0.1 million in weighted-average shares for each of the nine months ended June 30, 2023 and 2022, as their effect was anti-dilutive.

The following table presents the denominator for the computation of diluted weighted average shares outstanding:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Basic weighted average shares outstanding	14,050	13,929	14,020	13,907
Dilutive effect of outstanding stock options, non-vested restricted stock, and non-vested restricted stock units	22	—	—	—
Diluted weighted average shares outstanding	14,072	13,929	14,020	13,907

10. Income Taxes

For interim income tax reporting, the Company estimates its full-year effective tax rate and applies it to fiscal year-to-date pretax income (loss), excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company reported an income tax expense of $(13.3) million and income tax benefit of $1.5 million for the three months ended June 30, 2023 and 2022, respectively. For the nine months ended June 30, 2023 and 2022, the Company reported income tax expense of $(13.5) million and income tax benefit of $3.2 million, respectively.

•
In the fourth quarter of fiscal 2022, we established a full valuation allowance against U.S. net deferred tax assets as of September 30, 2022. As a result, in fiscal 2023, we are no longer recording a tax benefit associated with U.S. pretax losses and incremental deferred tax assets.
•
Recurring items cause our effective tax rate to differ from the U.S. federal statutory rate of 21%, including foreign-derived intangible income (“FDII”) deductions in the U.S., U.S. federal and Irish R&D credits, Irish and U.S. state tax rates, and excess tax benefits associated with stock-based compensation.
•
Beginning in our fiscal 2023, certain R&D costs are required to be capitalized and amortized over a five-year period under the Tax Cuts and Jobs Act enacted in December 2017. This change will impact the expected U.S. federal and state income tax expense and cash taxes to be paid for our fiscal 2023.

A valuation allowance is required to be recognized against deferred tax assets if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that all or a portion of such assets will not be realized. The relevant guidance weighs available evidence such as historical cumulative taxable losses more heavily than future profitability. The valuation allowance has no impact on the availability of U.S. net deferred tax assets to offset future tax liabilities. Each reporting period, we evaluate the realizability of our net deferred tax assets and perform an assessment of both positive and negative evidence. Based on our evaluation of all available positive and negative evidence, and by placing greater weight on the objective negative evidence associated with our three-year cumulative U.S. pre-tax loss adjusted for permanent adjustments, we determined, as of June 30, 2023 and September 30, 2022, that it is more likely than not that our net U.S. deferred tax assets will not be realized. Accordingly, a full valuation allowance is recorded against our net U.S. deferred tax assets as of June 30, 2023 and September 30, 2022. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record additional adjustments to the valuation allowance in future reporting periods that could have a material effect on our results of operations.

Discrete tax (expense) benefit related to stock-based compensation awards vested, expired, canceled and exercised was $0.1 million or less for each of the three and nine months ended June 30, 2023 and 2022. The total amount of unrecognized tax benefits, excluding interest and penalties that, if recognized, would affect the effective tax rate was $3.1 million and $2.5 million as of June 30, 2023 and September 30, 2022, respectively. Interest and penalties related to unrecognized tax benefits are recorded in the income tax (expense) benefit.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions, as well as several non-U.S. jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. The Internal Revenue Service commenced an examination of the Company’s fiscal 2019 U.S. federal tax return in fiscal 2022; the examination has not been completed. U.S. federal income tax returns for years prior to fiscal 2019 are no longer subject to examination by federal tax authorities. For tax returns for U.S. state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2012. For tax returns for non-U.S. jurisdictions, the Company is no longer subject to income tax examination for years prior to 2018. Additionally, the Company has been indemnified of liability for any taxes relating to Creagh Medical, Ltd.; NorMedix, Inc.; and Vetex for periods prior to the respective acquisition dates, pursuant to the terms of the related share purchase agreements. There were no undistributed earnings in foreign subsidiaries as of June 30, 2023 and September 30, 2022.

11. Commitments and Contingencies

Clinical Trials. The Company has engaged clinical trial clinical research organization (“CRO”) consultants to assist with the administration of its ongoing clinical trials. The Company executed separate contracts with two CROs for services in connection with the TRANSCEND pivotal clinical trial for the SurVeil DCB, including pass-through expenses paid by the CROs, of up to approximately $30 million in the aggregate. As of June 30, 2023, an estimated $2 million remains to be paid on one of these contracts, which may vary depending on actual pass-through expenses incurred to execute the trial. The Company estimates that the total cost of the TRANSCEND clinical trial will be in the range of $37 million to $40 million from inception to completion. In the event the Company were to terminate any trial, it may incur certain financial penalties which would become payable to the CRO for costs to wind down the terminated trial.

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

12. Restructuring

In the second quarter of fiscal 2023, we initiated a spending reduction plan intended to preserve capital and more closely align our capital allocation priorities with our strategic objectives, which included a workforce restructuring in our Medical Device segment. As a result, for the nine months ended June 30, 2023, we recorded $1.3 million in severance and related charges in restructuring expense on our condensed consolidated statements of operations, which represented the total estimated expense as of June 30, 2023 expected to be incurred associated with the workforce restructuring. Restructuring expense accruals included in accrued other liabilities on the condensed consolidated balance sheets were as follows:

(In thousands)
Restructuring expense accruals as of September 30, 2022	$—
Restructuring expense	1,282
Payments	(1,259)
Other adjustments	—
Currency translation	—
Restructuring expense accruals as of June 30, 2023	$23

Restructuring expense accruals as of June 30, 2023 are expected to be paid during the fourth quarter of fiscal 2023.

13. Segment Information

Segment revenue, operating income (loss), and depreciation and amortization were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Revenue:
Medical Device	$46,014	$17,528	$84,739	$52,889
In Vitro Diagnostics	6,469	7,326	19,875	21,074
Total revenue	$52,483	$24,854	$104,614	$73,963

Operating income (loss):
Medical Device	$21,777	$(7,308)	$7,483	$(16,712)
In Vitro Diagnostics	2,866	3,387	9,450	10,262
Total segment operating income (loss)	24,643	(3,921)	16,933	(6,450)
Corporate	(3,231)	(3,222)	(9,333)	(9,034)
Total operating income (loss)	$21,412	$(7,143)	$7,600	$(15,484)

Depreciation and amortization:
Medical Device	$1,997	$2,020	$5,883	$6,347
In Vitro Diagnostics	78	88	230	260
Corporate	76	98	252	295
Total depreciation and amortization	$2,151	$2,206	$6,365	$6,902

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

PounceTM Thrombectomy Platform

We have successfully developed, internally and through acquisitions, multiple U.S. Food and Drug Administration ("FDA" or the "Agency") 510(k)-cleared mechanical thrombectomy devices for the non-surgical removal of thrombi and emboli (clots) from the peripheral vasculature (legs). In addition to FDA clearance, our Pounce Venous Thrombectomy System has received the Conformité Européenne Mark (“CE Mark”) approval prerequisite for commercialization in the European Union (”E.U.”). We believe that the ease of use, intuitive design and efficient performance of our thrombectomy products make these devices viable first-line treatment options for interventionalists. These devices include:

•
Pounce Arterial Thrombectomy System for removal of clots from arteries in the legs associated with peripheral arterial disease (“PAD”). Commercial sales began in the first quarter of fiscal 2022.

In the third quarter of fiscal 2023, the low-profile (LP) model of the Pounce Arterial Thrombectomy System received FDA 510(k) regulatory clearance, which will allow for clot removal in below-the-knee peripheral arteries (2 mm to 4 mm in diameter), expanding the addressable market for the Pounce platform. Limited market evaluations are targeted to begin in the first quarter of fiscal 2024.

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
•
Sublime microcatheter, peripheral crossing catheters with multiple configurations (compatible with .014, .018 and .035 guidewires), for access to arterial lesions above and below the knee using radial, femoral, or alternate access site approaches. Limited market evaluations of the Sublime microcatheter began in the third quarter of fiscal 2023 and are expected to continue in fiscal 2023.

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

In June 2023, the SurVeil DCB received FDA premarket approval (“PMA”) and may now be marketed and sold in the U.S. by our exclusive distribution partner, Abbott. Under the Abbott Agreement, Abbott has the right to purchase commercial units from us, and we will realize revenue from product sales to Abbott at an agreed-upon transfer price, as well as a share of net profits resulting from third-party product sales by Abbott. Timing of commercialization in the U.S. is at the discretion of Abbott and is targeted for fiscal 2024.

•
SundanceTM DCB is a sirolimus-coated DCB used for the treatment of below-the-knee PAD. We completed six-month patient follow-up visits in the fourth quarter of fiscal 2021 for the SWING first-in-human, 35-patient clinical study of our Sundance DCB. In fiscal 2022, we finalized the clinical report for the SWING trial, which demonstrated promising early safety data and performance insights. We plan to evaluate our strategy for further clinical investment in the Sundance DCB based on the experience we have gained from the PMA application process for the SurVeil DCB.

For more information regarding our vascular intervention medical devices, see Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Results of Operations

Three and Nine Months Ended June 30, 2023 and 2022

Revenue. Revenue in the third quarter of fiscal 2023 was $52.4 million, a $27.6 million or 111% increase compared to the prior-year quarter. Revenue in the first nine months of fiscal 2023 was $104.6 million, a $30.7 million or 41% increase compared to the same prior-year period. The following is a summary of revenue streams within each reportable segment.

	Three Months Ended June 30,				Nine Months Ended June 30,
(Dollars in thousands)	2023	2022	Increase/(Decrease)		2023	2022	Increase/(Decrease)
Medical Device
Product sales	$9,299	$6,741	$2,558	38%	$25,593	$19,970	$5,623	28%
Royalties	8,220	7,771	449	6%	23,702	23,015	687	3%
License fees	25,933	1,024	24,909	2,433%	28,645	3,723	24,922	669%
R&D and other	2,562	1,992	570	29%	6,799	6,181	618	10%
Medical Device Revenue	46,014	17,528	28,486	163%	84,739	52,889	31,850	60%
In Vitro Diagnostics
Product sales	6,368	7,178	(810)	(11)%	19,658	20,257	(599)	(3)%
R&D and other	101	148	(47)	(32)%	217	817	(600)	(73)%
In Vitro Diagnostics Revenue	6,469	7,326	(857)	(12)%	19,875	21,074	(1,199)	(6)%
Total Revenue	$52,483	$24,854	$27,629	111%	$104,614	$73,963	$30,651	41%

Medical Device. Revenue in our Medical Device segment was $46.0 million in the third quarter of fiscal 2023, a 163% increase from $17.5 million in the prior-year quarter. Revenue in our Medical Device segment was $84.7 million in the first nine months of fiscal 2023, a 60% increase from $52.9 million in the same prior-year period.

•
Medical Device product sales increased 37.9% to $9.3 million in the third quarter of fiscal 2023, compared to $6.7 million in the prior-year quarter. For the first nine months of fiscal 2023, Medical Device product sales increased 28.2% to $25.6 million, compared to $20.0 million in the same prior-year period. Product sales growth year-over-year in the third quarter and first nine months of fiscal 2023 was primarily driven by increased sales of our Pounce thrombectomy and Sublime radial access device products, which were commercialized in fiscal 2022. Increased sales of performance coating reagent products and increased sales of contract-manufactured balloon catheters also contributed to the growth in product sales year-over-year in the third quarter and first nine months of fiscal 2023.
•
Medical Device performance coating royalties revenue increased 5.8% to $8.2 million in the third quarter of fiscal 2023, compared to $7.8 million in the prior-year quarter. For the first nine months of fiscal 2023, Medical Device performance coating royalties revenue increased 3.0% to $23.7 million, compared to $23.0 million in the same prior-year period. For the third quarter and first nine months of fiscal 2023, year-over-year growth was primarily driven by customers utilizing our SereneTM coating. In addition, performance coating royalties revenue for the first nine months of fiscal 2023 was impacted by macroeconomic factors to a lesser degree relative to the same prior-year period. Macroeconomic factors include pressure on procedure volumes from hospital capacity constraints and customer supply chain disruptions, as well as customer devices maturing through their product life cycle.
•
License fee revenue from the Abbott Agreement for our SurVeil DCB was $25.9 million and $1.0 million in the third quarter of fiscal 2023 and 2022, respectively, and $28.5 and $3.6 million in the first nine months of fiscal 2023 and 2022, respectively. In June 2023, we received a $27.0 million milestone payment from Abbott upon FDA premarket approval of the SurVeil DCB, of which $24.6 million was recognized as revenue in the third quarter and first nine months of fiscal 2023.
•
Medical Device research and development (“R&D”) and other revenue increased $0.6 million, or 29%, in the third quarter of fiscal 2023 and increased $0.6 million, or 10%, in the first nine months of fiscal 2023, compared to the same respective prior-year periods, driven by increased volume of performance coating services.

In Vitro Diagnostics. Revenue in our In Vitro Diagnostics (“IVD”) segment was $6.5 million in the third quarter of fiscal 2023, a 12% decrease from $7.3 million in the prior-year quarter. Revenue in our In Vitro Diagnostics segment was $19.9 million in the first nine months of fiscal 2023, a 6% decrease from $21.1 million in the same prior-year period.

•
IVD product sales declined 11% to $6.4 million in the third quarter of fiscal 2023, compared to $7.2 million in the prior-year quarter. For the first nine months of fiscal 2023, IVD products sales declined 3% to $19.7 million, compared to $20.3 million in the same prior-year period. For both the third quarter and first nine months of fiscal 2023, the year-over-year decline in sales was driven primarily by active management of inventory levels by certain customers. For the first nine months of fiscal 2023, the year-over-year decline in sales was partly offset by growth in sales of our microarray slide/surface products.

•
IVD R&D and other revenue was $0.1 million for both the third quarter of fiscal 2023 and 2022. For the first nine months of fiscal 2023, IVD R&D and other revenue declined to $0.2 million, compared to $0.8 million in the same prior-year period, due to the completion of a customer development program.

Operating Costs and Expenses. Product sales, product costs, product gross profit, product gross margin, and operating costs were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
(Dollars in thousands)	2023	2022	Increase/(Decrease)		2023	2022	Increase/(Decrease)
Product sales	$15,667	$13,919	$1,748	13%	$45,251	$40,227	$5,024	12%
Product costs	6,921	5,141	1,780	35%	17,926	14,745	3,181	22%
Product gross profit (1)	8,746	8,778	(32)	—%	27,325	25,482	1,843	7%
% Product gross margin (2)	55.8%	63.1%	(7.3)	ppt	60.4%	63.3%	(2.9)	ppt
R&D expense	11,232	12,975	(1,743)	(13)%	36,899	38,350	(1,451)	(4)%
% Total revenue	21%	52%			35%	52%
SG&A expense	12,874	12,854	20	—%	39,077	33,159	5,918	18%
% Total revenue	25%	52%			37%	45%
Acquired intangible asset amortization	879	1,024	(145)	(14)%	2,659	3,184	(525)	(16)%
Restructuring expense	—	—	—		1,282	—	1,282
Contingent consideration (gain) expense	(835)	3	(838)		(829)	9	(838)
(1)
Product gross profit is defined as product sales less related product costs.
(2)
Product gross margin is defined as product gross profit as a percentage of product sales.

Product gross margins. Product gross margins were 55.8% and 63.1% in the third quarter of fiscal 2023 and 2022, respectively, and 60.4% and 63.3% in the first nine months of fiscal 2023 and 2022, respectively. In the third quarter and first nine months of fiscal 2023, the decline in product gross margin was primarily driven by the adverse mix impact from increased device product sales, which have lower product gross margins due to low production volumes. Product gross margins may continue to be impacted by the shift in revenue mix towards sales of medical devices at relatively lower margins, particularly during the scale-up phase following initial commercialization.

R&D expense. R&D expense declined 13% in the third quarter of fiscal 2023, or $1.7 million, compared to the prior-year quarter. For the first nine months of fiscal 2023, R&D expense declined 4%, or $1.5 million, compared to the same prior-year period. R&D expense as a percentage of revenue was 21% and 52% in the third quarter of fiscal 2023 and 2022, respectively, and 35% and 52% in the first nine months of fiscal 2023 and 2022, respectively. The decline in R&D expense as a percentage of revenue reflects the impact of higher revenue in the third quarter and first nine months of fiscal 2023, principally from the $24.6 million in license fee revenue recognized in the period upon receipt of the $27.0 million SurVeil DCB PMA milestone payment under the Abbott Agreement. In the second quarter of fiscal 2023, we initiated a spending reduction plan, including a workforce restructuring, to refocus our investments in product development to prioritize progress primarily on our near-term growth opportunities, which resulted in a year-over-year decrease in R&D expense in the third quarter and first nine months of fiscal 2023. For the third quarter and first nine months of fiscal 2023, R&D expense reflects continued investment in medical device product development, including in our Pounce thrombectomy and Sublime radial access product platforms and costs associated with our SurVeil DCB.

Selling, general and administrative (“SG&A”) expense. SG&A expense was flat in the third quarter of fiscal 2023, compared to the prior-year quarter. For the first nine months of fiscal 2023, SG&A expense increased 17.8%, or $5.9 million, compared to the same prior-year period. SG&A expense as a percentage of revenue was 25% and 52% in the third quarter of fiscal 2023 and 2022, respectively, and 37% and 45% in the first nine months of fiscal 2023 and 2022, respectively. The decline in SG&A expense as a percentage of revenue reflects the impact of higher revenue in the third quarter and first nine months of fiscal 2023, principally from the $24.6 million in license fee revenue recognized in the period upon receipt of the $27.0 million SurVeil DCB PMA milestone payment under the Abbott Agreement. For the first nine months of fiscal 2023, the increase in SG&A expense was primarily driven by a year-over-year increase in headcount. Throughout fiscal 2022, we invested in a medical device direct salesforce to support the fiscal 2022 commercialization of our Pounce and Sublime product platforms. We expect SG&A expense for full-year fiscal 2023 to increase between $5.5 million and $6.5 million, compared to fiscal 2022, primarily due to higher average SG&A headcount levels in fiscal 2023 than in fiscal 2022.

Acquired intangible asset amortization. We have previously acquired certain intangible assets through business combinations, which are amortized over periods ranging from six to 14 years.

Restructuring expense. In the second quarter of fiscal 2023, we initiated a spending reduction plan intended to preserve capital and more closely align our capital allocation priorities with our strategic objectives, which included a workforce restructuring in our Medical Device segment. As a result, in the first nine months of fiscal 2023, we recorded $1.3 million in severance and related charges in restructuring expense, which represented the total estimated expense as of June 30, 2023 associated with the workforce restructuring.

Contingent consideration (gain) expense. In the third quarter and first nine months of fiscal 2023, we reported a $0.8 gain from the fair value adjustment of acquisition-related contingent consideration liabilities. Gain (expense) recognized is related to changes in the probability and timing of achieving certain contractual milestones, as well as accretion expense for the passage of time.

Other expense. Major classifications of other expense were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Interest expense, net	$(884)	$(145)	$(2,594)	$(410)
Foreign exchange (loss) gain	(61)	85	(261)	120
Investment income, net	182	22	531	73
Other expense	$(763)	$(38)	$(2,324)	$(217)

Interest expense, net increased in the third quarter and first nine months of fiscal 2023, compared to the same respective prior-year periods, due to increased borrowing and higher interest rates. Refer to “Liquidity and Capital Resources” for further discussion of financing arrangements and expectations for fiscal 2023 interest expense. Foreign currency exchange (losses) gains result primarily from the impact of U.S. dollar to Euro exchange rate fluctuations on certain intercompany transactions and balances. Investment income, net increased in the third quarter and first nine months of fiscal 2023, compared to the same respective prior-year periods, due to higher interest rates.

Income taxes. We reported income tax expense of $(13.3) million and income tax benefit of $1.5 million in the third quarter of fiscal 2023 and 2022, respectively. For the first nine months of fiscal 2023 and 2022, we reported income tax expense of $(13.5) million and income tax benefit of $3.2 million, respectively. Our effective tax rate was 65% and 21% for the third quarter of fiscal 2023 and 2022, respectively, and 256% and 20% for the first nine months of fiscal 2023 and 2022, respectively.

•
In the fourth quarter of fiscal 2022, we established a full valuation allowance against U.S. net deferred tax assets as of September 30, 2022. As a result, in fiscal 2023, we are no longer recording a tax benefit associated with U.S. pretax losses and incremental deferred tax assets. A valuation allowance is required to be recognized against deferred tax assets if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that all or a portion of such assets will not be realized. The relevant guidance weighs available evidence such as historical cumulative taxable losses more heavily than future profitability. The valuation allowance has no impact on the availability of U.S. net deferred tax assets to offset future tax liabilities.
•
Recurring items cause our effective tax rate to differ from the U.S. federal statutory rate of 21%, including foreign-derived intangible income (“FDII”) deductions in the U.S., U.S. federal and Irish R&D credits, Irish and U.S. state tax rates, and excess tax benefits associated with stock-based compensation.
•
Beginning in our fiscal 2023, certain R&D costs are required to be capitalized and amortized over a five-year period under the Tax Cuts and Jobs Act enacted in December 2017. This change will impact the expected U.S. federal and state income tax expense and cash taxes to be paid for our fiscal 2023.

Segment Operating Results

Operating results for each of our reportable segments were as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
(In thousands)	2023	2022	$ Change	2023	2022	$ Change
Operating income (loss):
Medical Device	$21,777	$(7,308)	$29,085	$7,483	$(16,712)	$24,195
In Vitro Diagnostics	2,866	3,387	(521)	9,450	10,262	(812)
Total segment operating income (loss)	24,643	(3,921)	28,564	16,933	(6,450)	23,383
Corporate	(3,231)	(3,222)	(9)	(9,333)	(9,034)	(299)
Total operating income (loss)	$21,412	$(7,143)	$28,555	$7,600	$(15,484)	$23,084

Medical Device. Our Medical Device business reported operating income of $21.8 million in the third quarter of fiscal 2023, compared to an operating loss of $(7.3) million in the prior-year quarter, representing 47% and (42)% of revenue, respectively. For the first nine months of fiscal 2023, our Medical Device business reported operating income of $7.5 million, compared to an operating loss of $(16.7) million in the same prior-year period, representing 9% and (32)% of revenue, respectively.

•
Medical Device royalties and license fee revenue increased $25.4 and $25.6 million year-over-year in the third quarter and first nine months of fiscal 2023, respectively. In June 2023, we received a $27.0 million milestone payment from Abbott upon FDA premarket approval of the SurVeil DCB, of which $24.6 million was recognized as license fee revenue in the third quarter and first nine months of fiscal 2023. Medical Device performance coatings royalties revenue grew 5.8% and 3.0% year-over-year in the third quarter and first nine months of fiscal 2023, respectively, driven primarily by customers utilizing our Serene™ coating.
•
Medical Device operating expenses, excluding product costs, decreased $2.7 million and $4.3 million year-over-year in the third quarter and first nine months of fiscal 2023, respectively. The third quarter and first nine months of fiscal 2023 included a $0.8 million gain from the fair value adjustment of acquisition-related contingent consideration. The first nine months of fiscal 2023 included $1.3 million in severance-related restructuring expense as the result of a workforce restructuring.

R&D expenditures in our Medical Device segment declined year-over-year in the third quarter and first nine months of fiscal 2023. During the second quarter of fiscal 2023, we initiated a spending reduction plan, including a workforce restructuring, to refocus our investments in product development to prioritize progress primarily on our near-term growth opportunities. For the third quarter and first nine months of fiscal 2023, R&D expense reflects continued investment in medical device product development, including in our Pounce thrombectomy and Sublime radial access product platforms and costs associated with our SurVeil DCB.

SG&A expense in our Medical Device business declined modestly year-over-year in the third quarter of fiscal 2023, and SG&A expense increased year-over-year in the first nine months of fiscal 2023 primarily related to increased headcount. Throughout fiscal 2022, we invested in a medical device direct salesforce to support the fiscal 2022 commercialization of our Pounce and Sublime product platforms.

•
Medical Device product gross profit increased $0.4 million and $2.3 million year-over-year in the third quarter and first nine months of fiscal 2023, respectively, driven by growth in sales of performance coating reagents. Product gross margins were 49.0% and 61.3% in the third quarter of fiscal 2023 and 2022, respectively, and 55.4% and 59.5% in the first nine months of fiscal 2023 and 2022, respectively. In the third quarter and first nine months of fiscal 2023, the decline in product gross margin was primarily driven by the adverse mix impact from increased device product sales, which have lower product gross margins due to low production volumes during the scale-up phase following initial commercialization.

In Vitro Diagnostics. Our In Vitro Diagnostics business reported operating income of $2.9 million and $3.4 million in the third quarter of fiscal 2023 and 2022, respectively, representing 44% and 46% of revenue, respectively. For the first nine months of fiscal 2023 and 2022, our In Vitro Diagnostics business reported operating income of $9.5 million and $10.3 million, respectively, representing 48% and 49% of revenue, respectively.

•
IVD product gross profit declined $0.5 million year-over-year in both the third quarter and first nine months of fiscal 2023. IVD product gross margins were 65.9% and 64.8% in the third quarter fiscal 2023 and 2022, respectively, and 66.8% and 67.1% in the first nine months of fiscal 2023 and 2022, respectively. The year-over-year increase in IVD product gross margin in the third quarter of fiscal 2023 was driven primarily by the favorable mix impact from the decline in sales of relatively lower margin distributed antigen products, partly offset by higher absorption of fixed costs. In the first nine months of fiscal 2023, the year-over-year decline in IVD product gross margin was driven primarily by higher absorption of fixed costs, partly offset by the favorable mix impact from the decline in antigens product sales.

•
IVD R&D and other revenue was flat year-over-year in the third quarter of fiscal 2023 and declined $0.6 million year-over-year in the first nine months of fiscal 2023 related to the completion of a customer development program.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive management, corporate accounting, information technology, legal, human resources and Board of Directors related fees and expenses, which we do not fully allocate to the Medical Device and IVD segments. Corporate also includes expenses, such as acquisition-related costs and litigation, which are not specific to a segment and thus not allocated to our reportable segments. The unallocated Corporate expense operating loss was $(3.2) million in both the third quarter of fiscal 2023 and 2022 and $(9.3) million and $(9.0) million in the first nine months of fiscal 2023 and 2022, respectively.

Cash Flow Operating Results

The following is a summary of cash flow results:

	Nine Months Ended June 30,
(In thousands)	2023	2022
Cash provided by (used in):
Operating activities	$9,264	$(14,723)
Investing activities	(2,170)	4,802
Financing activities	17,987	(673)
Effect of exchange rates on changes in cash and cash equivalents	500	(485)
Net change in cash and cash equivalents	$25,581	$(11,079)

Operating Activities. Cash provided by operating activities was $9.3 million in the first nine months of fiscal 2023, compared to cash used of $(14.7) million in the same prior-year period. Net loss was $(8.2) million in in the first nine months of fiscal 2023, compared to $(12.5) million in the same prior-year period. Net changes in operating assets and liabilities increased cash flows from operating activities by $5.4 million in the first nine months of fiscal 2023 and reduced cash flows from operating activities by $(11.9) million in the same prior-year period. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

•
Cash used in deferred revenue was $(1.4) million in the first nine months of fiscal 2023, compared to cash used of $(3.5) million in the same prior-year period. The decrease in cash used was the result of the receipt of the $27.0 million SurVeil DCB PMA milestone payment under the Abbott Agreement, of which $2.4 million was recorded in deferred revenue on the condensed consolidated balance sheet as of June 30, 2023.
•
Cash used in accrued liabilities was $(2.5) million in the first nine months of fiscal 2023, compared to cash used of $(1.0) million in the same prior-year period, primarily due to routine fluctuations in the timing of compensation and expense accruals.
•
In addition, income taxes affected the change in operating assets and liabilities. In the first nine months of fiscal 2023, primarily as the result of the $27.0 million PMA milestone payment received in the period, the change in operating assets and liabilities included cash provided by income taxes of $15.6 million – driven primarily by a $12.0 million increase in income tax payable and the receipt of a $2.4 million tax refund under the net operating loss carryback provisions of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), during the first nine months of fiscal 2023. In the first nine months of fiscal 2022, the change in operating assets and liabilities included cash used in income taxes of $(0.7) million. Cash taxes paid was $0.3 million in the first nine months of fiscal 2023, compared to $0.4 million in the same prior-year period.

Investing Activities. Cash used in investing activities totaled $(2.2) million for the first nine months of fiscal 2023, compared to cash provided of $4.8 million in the same prior-year period. Capital expenditures for property and equipment totaled $2.2 million and $2.8 million in the first nine months of fiscal 2023 and 2022, respectively. In the prior-year period, maturities of available-for-sale investments were a source of cash of $7.6 million.

Financing Activities. Cash provided by financing activities totaled $18.0 million in the first nine months of fiscal 2023, compared to cash used of $(0.7) million in the same prior-year period. In the first quarter of fiscal 2023, the Company entered into a new, five-year secured credit agreement with MidCap Funding IV Trust, as agent, and MidCap Financial Trust, as term loan servicer and the lenders from time to time party thereto (together “MidCap”). The Company drew $25 million on the term loan and $5 million on the revolving credit facility at close. These proceeds were partially used to retire the Company’s existing revolving credit facility with Bridgewater Bank, of which $10 million was outstanding, as well as to pay a total of $1.0 million in debt issuance costs, including fees to MidCap and legal and other expenses directly associated with the financing transaction.

Liquidity and Capital Resources

As of June 30, 2023, working capital totaled $53.8 million, an increase of $28.3 million from September 30, 2022. We define working capital as current assets minus current liabilities. Cash and cash equivalents totaled $44.6 million as of June 30, 2023, an increase of $25.6 million from $19.0 million as of September 30, 2022.

The Company proactively manages its access to capital to support liquidity and continued growth. On October 14, 2022, Surmodics entered into a new, five-year secured credit agreement with MidCap, consisting of up to $100 million in term loans ($25 million of which is at the sole discretion of MidCap) and a $25 million revolving credit facility. At close, the Company drew $25 million on the term loan and $5 million on the revolving credit facility. These proceeds were partially used to retire the Company’s then existing $25 million revolving credit facility with Bridgewater Bank, of which $10 million was outstanding. Upon closing in October 2022, the Company’s cash balance increased by $19.5 million. In fiscal 2023, the Company expects total interest expense under the credit agreement with MidCap to be approximately $3.4 million.

•
Revolving Credit Facility. Surmodics has access to a revolving credit facility, which provides for maximum availability of $25 million, subject to a borrowing base. As of June 30, 2023, the outstanding balance on the revolving credit facility was $5 million. As of June 30, 2023, additional, incremental availability on the revolving credit facility was approximately $10.8 million, based on borrowing base eligibility requirements consisting primarily of the Company’s inventory and receivable balances. The revolving credit facility has an annual interest rate equal to 3.00% plus the greater of Term SOFR (as defined in the credit agreement) or 1.50%, and has a maturity date of October 1, 2027.
•
Term Loan. Surmodics has access to additional draws on the term loan. As of June 30, 2023, the outstanding principal on the term loan was $25 million. Additional draws on the term loan may be made in increments of at least $10 million, up to a total of $50 million through December 31, 2024 subject to certain conditions, including having no less than $60 million of core net revenue on a rolling four-quarter basis. A second tranche of up to $25 million may be available through December 31, 2024 at MidCap’s sole discretion. The credit agreement with MidCap calls for interest-only payments on the term loan over the first four years, which can be extended to five years if certain criteria are met. The Company has entered into an interest rate swap arrangement with Wells Fargo, whereby the initial $25 million borrowing on term loan’s variable base rate was fixed at 10.205% per annum for the five-year loan term. The term loan has a maturity date of October 1, 2027.

As of June 30, 2023, the Company’s shelf registration statement with the SEC allows the Company to offer potentially up to $200 million in debt securities, common stock, preferred stock, warrants, and other securities or any such combination of such securities in amounts, at prices, and on terms announced if and when the securities are ever offered. This shelf registration statement expires in May 2026.

In the second quarter of fiscal 2023, we initiated a spending reduction plan intended to preserve capital and more closely align our capital allocation priorities with our strategic objectives, which included a workforce restructuring that reduced our workforce by approximately 12%. As a result, we reported $1.3 million in restructuring expense for severance and related charges in the second quarter and first nine months of fiscal 2023, which represented the total estimated expense expected to be incurred associated with the workforce restructuring as of June 30, 2023.

In June 2023, the SurVeil DCB received FDA premarket approval and may now be marketed and sold in the U.S. by our exclusive distribution partner, Abbott. We received a $27.0 million milestone payment from Abbott in the third quarter of fiscal 2023, of which $24.6 million was recognized as revenue during the period. Under the Abbott Agreement, Abbott has the right to purchase commercial units from us, and we will realize revenue from product sales to Abbott at an agreed-upon transfer price, as well as a share of net profits resulting from third-party product sales by Abbott. Timing of commercialization in the U.S. is at the discretion of Abbott and is targeted for fiscal 2024.

In fiscal 2023, we anticipate a year-over-year increase in SG&A expenditures of between $5.5 million and $6.5 million. We expect that increasing SG&A expenditures in fiscal 2023 will exceed any corresponding increases in revenues, and therefore will reduce our cash flow from operations. We also anticipate R&D expenses will continue to be significant in fiscal 2023, primarily related to medical device product development, including continued investments in our Pounce and Sublime product platforms.

We believe that our existing cash and cash equivalents, which totaled $44.6 million as of June 30, 2023, together with cash flow from operations and our revolving credit facility and term loans, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for fiscal 2023. There can be no assurance, however, that our business will continue to generate cash flows at historic levels.

Beyond fiscal 2023, our cash requirements will depend extensively on the timing of market introduction and extent of market acceptance of products in our medical device product portfolio, including the commercial launch of the SurVeil DCB by Abbott, our exclusive distribution partner for the product. Our long-term cash requirements also will be significantly impacted by the level of our investment in commercialization of our vascular intervention device products and whether we make future corporate transactions. We cannot accurately predict our long-term cash requirements at this time. We may seek additional sources of liquidity and capital resources, including through borrowing, debt or equity financing or corporate transactions to generate cash flow. There can be no assurance that such transactions will be available to us on favorable terms, if at all.

Customer Concentrations

We have agreements with a diverse base of customers and certain customers have multiple products using our technology. Abbott and Medtronic are our largest customers, comprising 11% and 13%, respectively, of our consolidated revenue for fiscal 2022. These same customers, Abbott and Medtronic, each comprised 32% and 10%, respectively, of our consolidated revenue for the nine months ended June 30, 2023. Revenue generated under our SurVeil DCB license agreement with Abbott represented 27% of total revenue for the nine months ended June 30, 2023. Apart from the SurVeil DCB license, Abbott has several separately licensed products which generate revenue for Surmodics, none of which represented more than 3% of total revenue for the nine months ended June 30, 2023. Medtronic has several separately licensed products that generate revenue for Surmodics, none of which represented more than 3% of our total revenue for the nine months ended June 30, 2023.

Critical Accounting Policies and Significant Estimates

Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. For the nine months ended June 30, 2023, there were no significant changes in our critical accounting policies. For a detailed description of our other critical accounting policies and significant estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Forward-looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, our strategies for growth, including our ability to sign new license agreements, conduct clinical evaluations, and bring new products to market; the expected initiation and duration of limited market evaluations for our products; the development of future products and their anticipated attributes; our initiations for product evaluation activities; the period over which deferred revenue related to the Abbott Agreement is expected to be recognized; revenue potential related to the potential commercial launch of the SurVeil DCB; our plans to evaluate our strategy for further clinical investment in the Sundance DCB; future revenue growth, our longer-term valuation-creation strategy, and our future potential; information about our product pipeline; future gross margins and operating expenses; the potential impact of a shift in revenue mix towards sales of medical devices; estimated future amortization expense; expectations regarding operating expenses and their impact on our cash flows; the estimated expense expected to be incurred associated with workforce restructurings; when restructuring accruals are expected to be paid; the period over which unrecognized compensation costs is expected to be recognized; research and development plans and expenses; the estimated amount remaining to be paid on contracts with clinical research organization consultants; the estimated total cost for the TRANSCEND clinical trial; anticipated cash requirements; the intended use of remaining proceeds of our borrowing under the MidCap Credit Agreement; future cash flows and sources of funding, and their ability together with existing cash, and cash equivalents, to provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for fiscal 2023; statements regarding cash requirements beyond fiscal 2023; expectations regarding capital available under our secured revolving credit facility and secured term loan facilities; expectations regarding the maturity of debt; future impacts of our interest rate swap transactions; the impact of potential lawsuits or claims; the potential impact of interest rate fluctuations on our results of operations and cash flows; the impact of potential change in raw material prices, sources of raw materials and our ability to manufacture raw materials ourselves; the potential impact on the Company of currency fluctuations; future income tax (expense) benefit; expected income tax expense and cash taxes to be paid; the likelihood that we will realize the benefits of our deferred tax assets; and the impact of the adoption of new accounting pronouncements. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent our expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and in our Quarterly Report on Form 10-Q for the three months ended December 31, 2022. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

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
4.
our ability to successfully develop, obtain and maintain regulatory approval for, commercialize, and manufacture at commercial volumes our SurVeil and other DCB products, including our reliance on clinical research organizations to manage the TRANSCEND clinical trial and uncertainty related to the impacts of any clinical research relative to drug-coated balloons and other catheter and balloon-based products;
5.
general economic conditions that are beyond our control, such as the impact of recession, inflation, rising interest rates, customer mergers and acquisitions, business investment, changes in consumer confidence, and medical epidemics or pandemics such as the COVID-19 pandemic;
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
12.
disruptions to our business from our plan to reduce our use of cash announced in the third quarter of fiscal 2023, the failure of such plan to achieve its objectives, or cost and expenses associated with such plan; and
13.
other factors described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and under "Risk Factors" in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, which you are encouraged to read carefully.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of interest-bearing corporate debt securities with varying maturity dates, which generally are less than one year. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. As of June 30, 2023, we did not hold any available-for-sale debt securities. Therefore, interest rate fluctuations relating to investments would have an insignificant impact on our results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements and commercial paper instruments.

Loans under the Midcap credit agreement bear interest at floating rates tied to Term SOFR. As a result, changes in Term SOFR can affect our results of operations and cash flows to the extent we do not have effective interest rate swap arrangements in place. On October 14, 2022, we entered into a five-year interest rate swap transaction with Wells Fargo Bank, N.A. with respect to $25.0 million of notional value of the term loans funded under the MidCap credit agreement. The interest rate swap transaction fixes at 4.455% the one-month Term SOFR portion of interest rate under the $25.0 million initial Term Loan funded such that the interest rate on $25.0 million of the Term Loan will be 10.205% through its maturity. We have no other swap arrangements in place for any other loans under the Midcap credit agreement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2023. Based on that evaluation, the Company’s Certifying Officers concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the information with respect to purchases made by or on behalf of Surmodics, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2023.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period:
April 1 – 30, 2023	—	$—	—	$25,300,000
May 1 – 31, 2023	804	20.23	—	25,300,000
June 1 – 30, 2023	—	—	—	25,300,000
Total	804	20.23	—
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

3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on July 29, 2016.

3.2	Restated Bylaws of Surmodics, Inc., as amended July 20, 2023 — incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on July 26, 2023.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2023	Surmodics, Inc.

	By:	/s/ Timothy J. Arens
Timothy J. Arens
Senior Vice President of Finance and Chief Financial Officer

(duly authorized signatory and principal financial officer)