Form 10-K
period 2023-09-30
SURMODICS INC
filed 2023-11-22
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023 OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 31, 2023 was approximately $310 million (based on the closing price of the Registrant’s Common Stock on such date).

The number of shares of Registrant’s Common Stock outstanding as of November 17, 2023 was 14,156,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2024 Annual Meeting of Shareholders are incorporated by reference into Part III.

Forward-looking Statements

Certain statements contained in this Form 10-K, or in other reports of the Company and other written and oral statements made from time to time by the Company, do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, the expected results of clinical studies, future clinical studies, and their potential timing; our strategies for growth, including our ability to sign new license agreements, conduct clinical evaluations, complete process and manufacturing validations, and bring new products to market; planned limited market evaluations or commercial launches for our products; the development of future products and their anticipated attributes; regulatory submissions and approvals; our intent to pursue certain regulatory actions, including to expand the field of use for our thrombectomy products; the potential impact of U.S. Food and Drug Administration (“FDA”) communications; our initiations for product evaluation activities; expected timing of the commercialization in the U.S. of our SurVeil™ drug-coated balloon (“DCB”); revenue potential related to sales and commercialization of the SurVeil DCB; opportunities for the clinical development and future commercialization of our other DCB products; potential partnership opportunities for our DCB products; future revenue growth, our longer-term valuation-creation strategy, and our future potential; plans for future clinical investment in new products; potential future disease rates; future opportunities and goals related to new product offerings; future gross margins and operating expenses; estimated future amortization expense; expectations regarding operating expenses and interest expense; recognition of unrecognized compensation costs; anticipated patent expirations and their potential impacts on our royalties and license fee revenue; potential future customer actions; research and development plans and expenses, including the estimated cost associated with the TRANSCEND clinical trial; expectations regarding clinical follow up and completion of the TRANSCEND trial; anticipated cash requirements; future cash flow and sources of funding, and their ability together with existing cash, cash equivalents, and investments to provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for the next twelve months; the availability of funds under our debt arrangements; future property and equipment investment levels; expectations regarding declaring or paying dividends; plans regarding our securities investments and the potential impact of interest rate fluctuations; expectations regarding the maturity of debt; the impact of potential lawsuits or claims; where our manufacturing activities will take place for various categories of products; the impact of potential change in raw material prices, sources of raw materials and our ability to manufacture raw materials ourselves; the impact of Abbott and Medtronic, as well as other significant customers; our ability to recognize the expected benefits of our acquisitions; our strategic transformation to become a provider of vascular intervention medical device products; future income tax expense (benefit), including from the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"); the future impact of off-balance sheet arrangements and contractual obligations; and the impact of the adoption of new accounting pronouncements. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent our expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from our forward-looking statements, such factors include, among others:

1.
ongoing operating losses, interest expense, and failure to generate cash flows from operations, which could impact expected expenditures and investments in growth initiatives;
2.
our reliance on a small number of significant customers, including our largest customers, Abbott and Medtronic, which causes our financial results and stock price to be subject to factors affecting those significant customers and their products, the timing of market introduction of their or competing products, product safety or efficacy concerns and intellectual property litigation impacting such customers, which could adversely affect our growth strategy and the revenue we derive;
3.
our ability to successfully manufacture at commercial volumes our SurVeil DCB, and our ability to successfully develop, obtain regulatory approval for, commercialize, and manufacture at commercial volumes our other DCB products, including our reliance on clinical research organizations to manage the TRANSCEND clinical trial and uncertainty related to the impacts of any clinical research relative to drug-coated balloons, including our other DCB products and other catheter and balloon-based products;
4.
general economic conditions that are beyond our control, such as the impact of recession, inflation, rising interest rates, customer mergers and acquisitions, business investment, changes in consumer confidence, and medical epidemics or pandemics such as the COVID-19 pandemic, which negatively impacted our business and results of operations;
5.
our ability to successfully and profitably commercialize our vascular intervention products, including our Pounce™ Venous Thrombectomy System, through our direct salesforce, or otherwise;

6.
our ability to comply with the covenants in our credit facility;
7.
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
8.
whether operating expenses that we incur related to the development and commercialization of new technologies and products are effective;
9.
our ability to successfully perform product development activities, the related research and development expense impact, and governmental and regulatory compliance activities, with which we do not have extensive experience;
10.
impairment of goodwill and intangible assets or the establishment of reserves against other assets on our balance sheet; and
11.
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

Manufacture and licensing of performance coatings, including surface modification coating technologies to improve access, deliverability and predictable deployment of medical devices and drug-delivery coating technologies to provide site-specific drug-delivery from the surface of a medical device, with end markets that include neurovascular, peripheral, coronary, and structural heart, among others.

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
•
IVD chemical and biological components, including protein stabilizers, substrates, surface coatings and antigens to the diagnostic and biomedical research markets (IVD segment)
•
Performance coating reagents, the chemicals used in performance coatings by licensees (Medical Device segment)
•
Vascular intervention medical devices and related products to original equipment manufacturer suppliers and distributors, as well as directly to healthcare providers (Medical Device segment)

•
Performance coating royalties and license fees from licensing of our proprietary performance coating technologies to medical device manufacturers (Medical Device segment)
•
SurVeil™ DCB license fees associated with upfront and milestone payments received pursuant to our Development and Distribution Agreement with Abbott Vascular, Inc. (Medical Device segment)
• Contract coating services and commercial development feasibility services (Medical Device segment) • Commercial development services (IVD segment)

Revenue fluctuates from quarter to quarter depending on, among other factors: our customers’ success in selling products incorporating our technologies; our and our customers’ success in selling our vascular intervention products; the occurrence of milestone events under our development contracts; the timing of introductions of licensed products by our customers and proprietary products by us and our distributors; the timing of introductions of products that compete with our products and our customers’ products; the number and activity level associated with customer development projects; the number and terms of new license agreements that are finalized; and the value of reagent chemicals, medical device and diagnostic products sold to our customers.

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

MEDICAL DEVICE SEGMENT

Our Medical Device segment consists of two interrelated product platforms:

•
Vascular Intervention Medical Devices. We develop and manufacture our own proprietary vascular intervention medical device products, which leverages the combination of our expertise in proprietary surface modification and drug-delivery coating technologies, along with our device design, development and manufacturing capabilities. We believe our strategy of developing our own medical device products has increased, and will continue to increase, our relevance in the medical device industry. This strategy is key to our future growth and profitability, providing us with the opportunity to capture more revenue and operating margin with vascular intervention medical device products than we would by licensing our device-enabling technologies.
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

Our strategy is to develop a portfolio of highly differentiated medical devices for vascular interventional treatment. We invest in the development and commercialization of devices that serve large, under-penetrated markets; address unmet clinical needs; improve clinical outcomes for patients; and reduce procedure costs. Our portfolio and pipeline of vascular intervention medical device products includes the following primary platforms:

•
Drug-coated balloons (“DCBs”) which combine a pharmaceutical drug with a medical device to treat narrowing of the blood vessels supplying the peripheral vasculature (most commonly in the legs), known as peripheral artery disease (“PAD”);
•
Mechanical thrombectomy devices to remove clots from arteries and veins in the peripheral vasculature; and
•
Radial access devices to enable treatment of arterial lesions in the lower extremities via radial (wrist) access, and which can also be used in alternative access sites, including femoral and pedal access.

In addition to these primary platforms, our device manufacturing operations include:

•
Specialty catheters. We have successfully developed, received U.S. and European Union (“E.U.”) regulatory approvals, and executed commercialization partnerships for several specialty catheter products. We have partnered with Medtronic plc (“Medtronic”) to distribute our Telemark microcatheter in the U.S. and Europe for coronary applications. We have partnered with Cook Medical to distribute our 0.014” and 0.018” low-profile percutaneous transluminal angioplasty (“PTA”) balloon catheters in the U.S. and Europe.

In addition, we leverage our proprietary balloon catheter technology to deliver contract-manufactured balloon catheter products to original equipment manufacturers (“OEMs”) on a limited scale.

We commercialize our medical device products using two strategies:

•
Direct sales. We have a direct salesforce, which was established in fiscal 2022, that sells our mechanical thrombectomy and radial access devices directly to healthcare providers.
•
Strategic partnerships. For certain of our products, including our DCB products, our clinical development and commercialization strategy utilizes distribution partnerships with large, strategic medical device companies. The exclusive distribution partner for our SurVeil DCB is Abbott Vascular, Inc.

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

We have leveraged our performance coating technologies to successfully develop multiple DCB devices for use in vascular interventions for the treatment of PAD. DCBs are used by physicians to expand the diameter (lumen) of a narrowed vessel, thus improving or restoring blood flow. The drug coating helps to prevent the vessel from narrowing again (restenosis) after treatment. PAD is a serious and under-diagnosed circulatory condition caused by build-up of plaque, most commonly in the legs. Over 8 million Americans are affected by PAD, which increases risk of coronary artery disease, heart attack and stroke. PAD can impair the ability to walk and, if left untreated, can lead to gangrene and limb amputation.

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

In June 2023, the SurVeil DCB received U.S. Food and Drug Administration (“FDA” or the “Agency”) premarket approval (“PMA”) and may now be marketed and sold in the U.S. by our exclusive distribution partner, Abbott Vascular, Inc. (“Abbott”). Abbott has exclusive worldwide commercialization rights for the SurVeil DCB under a Development and Distribution Agreement that we entered into in fiscal 2018 (the “Abbott Agreement”), as further discussed below. Abbott has discretion as to when to begin commercialization in the U.S., which is expected to occur in the first half of calendar 2024.

•
SundanceTM DCB is a sirolimus-coated DCB used for the treatment of below-the-knee PAD, including critical limb ischemia (“CLI”). Our SWING first-in-human, 35-patient, 36-month clinical study was designed to evaluate the safety and performance of our Sundance DCB when used to treat occlusive disease of the infra-popliteal arteries. SWING study data at 24 months demonstrated an excellent safety profile and promising signals of potential performance. We continue to evaluate our strategy for further clinical investment in the Sundance DCB based on the experience we have gained from the PMA application process for the SurVeil DCB.

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

SurVeil DCB. Our SurVeil DCB product is a paclitaxel-coated DCB to treat PAD in the upper leg (superficial femoral artery). The SurVeil DCB is a next-generation device that utilizes best-in-class technology for the treatment of PAD, including a proprietary paclitaxel drug-excipient formulation for a durable balloon coating manufactured using an innovative process to improve coating uniformity. The design of the SurVeil DCB is intended to provide more uniform drug distribution, better efficiency of drug transfer, and fewer downstream particulates and downstream embolization.

Our SurVeil DCB product has the necessary regulatory approval for commercialization in the U.S. (PMA from the FDA was received in June 2023), as well as the necessary regulatory approval for commercialization in the E.U. (Conformité Européenne Mark, or CE Mark, received in fiscal 2020). The timing of commercialization is at the discretion of Abbott, subject to the terms of the Abbott Agreement, and U.S. commercialization is expected to occur in the first half of calendar 2024.

TRANSCEND Pivotal Clinical Trial. The TRANSCEND pivotal clinical trial has been used to support the regulatory approval for the SurVeil DCB in the U.S. by providing the data necessary to evaluate the safety and effectiveness of our SurVeil DCB compared with the Medtronic IN.PACT® Admiral® DCB in treating PAD in the upper leg (superficial femoral artery). The trial enrolled 446 subjects at 65 global sites. The trial’s primary efficacy endpoint is primary patency, defined as a composite of freedom from restenosis and clinically-driven target lesion revascularization through 12 months post-index procedure. TRANSCEND enrollment was completed in fiscal 2019, and all randomized subjects will be followed through 60 months post-index procedure.

•
In January 2021, we announced the TRANSCEND 12-month pivotal clinical trial met both the primary safety and primary efficacy endpoints, and the SurVeil DCB was found to be non-inferior in those endpoints to the Medtronic IN.PACT® Admiral® DCB, while delivering a substantially lower drug dose.
•
TRANSCEND 36-month data demonstrated comparable, sustained clinical outcomes between the SurVeil DCB and IN.PACT® Admiral® DCB cohorts through 36 months, including rates of clinically driven target lesion revascularization, major limb amputation, thrombosis at the target lesion, and major adverse events.

Abbott Agreement. In fiscal 2018, we entered into the Abbott Agreement, which provided Abbott with exclusive worldwide commercialization rights for the SurVeil DCB.

•
Pursuant to the terms of the Abbott Agreement, the Company has received upfront and milestone payments totaling $87.8 million as of September 30, 2023. These payments are recognized as SurVeil DCB license fee revenue as costs are incurred over the five-year TRANSCEND pivotal clinical trial. There are no additional potential milestone payments available under the Abbott Agreement.
•
Under the Abbott Agreement, Abbott has the right to purchase commercial units of the SurVeil DCB from Surmodics. Upon shipment of SurVeil DCB units to Abbott, we will recognize product revenue, which will include (i) an agreed-upon transfer price and (ii) a share of net profits resulting from product sales by Abbott to third parties.
•
Surmodics is responsible for conducting all necessary clinical trials and other activities required to obtain and maintain U.S. and E.U. regulatory clearances for the SurVeil DCB, including completion of the ongoing TRANSCEND pivotal clinical trial. Expenses related to these activities are paid by Surmodics. Abbott and Surmodics participate on a joint development committee charged with providing guidance on the Company’s clinical and regulatory activities related to the SurVeil DCB product.

Sundance DCB. Our sirolimus-coated Sundance DCB is used for the treatment of below-the-knee PAD, including CLI. CLI is estimated to impact between 2.1 million and 3.8 million Americans, a number that could grow to between 2.4 million and 4.7 million by 2030. Rates of amputation and death are significant for CLI patients, and there are currently no DCB devices approved to treat the condition in the U.S.

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
•
Our SWING first-in-human, 35-patient, 36-month clinical study was designed to evaluate the safety and performance of our Sundance DCB when used to treat occlusive disease of the infra-popliteal arteries. Enrollment and six-month follow up visits were completed in fiscal 2021. The clinical report for the SWING study was completed in fiscal 2022, which demonstrated promising early safety data and performance insights. SWING study data demonstrated an excellent safety profile at 24 months, with no major amputations and low rates of major adverse events. There were no clinically driven target lesion revascularizations in study participants between six- and 24-months post procedure. SWING study data also showed promising signals of potential performance of the device, with target lesion primary patency maintained in 80% of per protocol patients at 12 months and in 71% of per protocol patients at 24 months.

We continue to evaluate our strategy for further clinical investment in the Sundance DCB based on the experience we have gained from the PMA application process for the SurVeil DCB.

Vascular Intervention Medical Devices – Mechanical Thrombectomy	MEDICAL DEVICE SEGMENT

We have successfully developed, internally and through acquisitions, multiple FDA 510(k)-cleared mechanical thrombectomy devices for the non-surgical removal of thrombi and emboli (clots) from the peripheral vasculature. We believe that the ease of use, intuitive design and efficient performance of our thrombectomy products make these devices viable first-line treatment options for interventionalists. These devices include:

•
PounceTM Arterial Thrombectomy System is designed for the removal of clots from arteries in the peripheral vasculature, which is known as peripheral arterial occlusion (“PAO”) and is associated with PAD. During fiscal 2022, we established a direct salesforce and commenced commercial sales of our Pounce Arterial Thrombectomy System to hospitals and clinics.
•
Pounce Venous Thrombectomy System is designed for the removal of clots from veins in the peripheral vasculature generally associated with venous thromboembolism (“VTE”). We conducted limited market evaluations in fiscal 2023 to obtain physician feedback across a variety of cases and clinical conditions. Completion of limited market evaluations of the Pounce Venous Thrombectomy System and transition to commercial launch are targeted for fiscal 2024.

Our thrombectomy devices represent a core offering within our vascular intervention product strategy, providing the opportunity for:

•
Rapid growth in large, under-penetrated markets; and
•
Improved clinical outcomes and reduced healthcare costs, with single session treatment for removal of difficult clots, no capital equipment, and the potential to reduce the need for thrombolytic drugs.

PAO, the blocking of arteries by clots or plaque, is a peripheral vascular condition commonly associated with CLI. Often, these arterial clots require surgical intervention and have proven difficult to remove with currently available medical device technologies. Depending on the age and magnitude of the occlusion and the viability of the threatened limb, existing treatments for this condition may include catheter-directed thrombolysis, surgical embolectomy, and/or percutaneous mechanical thrombectomy. In cases in which the occlusion has caused irreversible damage to the limb, acute limb ischemia can result in the amputation of a lower extremity.

VTE, a blood clot in the veins, is an under-diagnosed and serious, yet treatable, medical condition that can cause disability and death. VTE includes deep vein thrombosis (“DVT”), which occurs when a blood clot forms in a deep vein, usually in the lower leg, thigh, or pelvis, and pulmonary embolism (“PE”), which occurs when a clot breaks loose and travels through the bloodstream to the lungs. VTE affects approximately 1.2 million U.S. patients each year, of which approximately 800,000 are affected by DVT. The current standard of care for treating VTE is conservative medical management with anticoagulant drugs designed to prevent further blood clotting. While anticoagulation remains the most widespread therapy for DVT, interventional treatment has demonstrated the potential for better outcomes in select patients.

We believe our proprietary Pounce arterial and venous thrombectomy devices provide physicians with the opportunity to treat PAD and VTE in a more effective, cost-efficient manner than currently available treatments. The devices offer innovative designs that may reduce the need for the use of thrombolytic drugs. Thrombolytic drugs are often associated with complications, which can include bleeding complications, longer hospital stays and higher cost of treatment. Our Pounce arterial and venous thrombectomy devices are designed to reduce procedure time, efficiently remove large volumes of clot, and eliminate the need for additional external capital equipment, thereby providing an easy-to-use, on-the-table, single-session solution for clinicians.

Pounce Arterial Thrombectomy System. Our Pounce Arterial Thrombectomy System, which received FDA 510(k) clearance in fiscal 2020, is a mechanical thrombectomy device intended for the non-surgical removal of thrombi and emboli from the peripheral arterial vasculature. Commercial sales began in the first quarter of fiscal 2022.

In fiscal 2023, we received FDA 510(k) clearance for the low-profile (LP) model of the Pounce Arterial Thrombectomy System, which will allow for clot removal in below-the-knee peripheral arteries (2 mm to 4 mm in diameter), expanding the addressable market for the Pounce arterial platform. Limited market evaluations of the Pounce LP device and transition to commercial launch are targeted for fiscal 2024.

The Pounce Arterial Thrombectomy device consists of three components: a 5 Fr basket delivery catheter, a basket wire, and a funnel assembly. After the basket wire is delivered distal to the location of the thrombus, two nitinol self-expanding baskets are deployed to collect and entrain the clot into a funnel-shaped nitinol wire mesh. With the clot entrained, the funnel assembly is then collapsed into a 7 Fr procedure guide sheath through which the clot is withdrawn and removed from the body. Physician feedback indicates the Pounce Arterial Thrombectomy System is capable of achieving positive outcomes with minimal blood loss and with minimal use of thrombolytics. The device offers an intuitive, grab-and-go design to simplify setup and reduce the physician’s learning curve.

Pounce Venous Thrombectomy System. Our Pounce Venous Thrombectomy System, which received FDA 510(k) clearance in fiscal 2021, is a mechanical thrombectomy catheter for use in venous vascular beds that is specifically designed to remove large, mixed-morphology blood clots commonly found with VTE. The Pounce Venous Thrombectomy System has also received CE Mark approval, which is a prerequisite for commercialization in the E.U. The device’s dual-action technology features a constant spring tension basket, which provides optimal wall apposition over a range of vessel diameters, to engage and collect the clot, while the motor-driven Archimedes screw macerates and removes the collected clot. As with our Pounce arterial device, the Pounce Venous Thrombectomy System is intuitive and approachable to facilitate widespread adoption, with a low learning curve for the physician.

We acquired the venous thrombectomy device technology with our fiscal 2021 acquisition of Vetex Medical Limited (“Vetex”), which was privately held and is based in Galway, Ireland. We acquired Vetex with an upfront cash payment of $39.9 million and deferred, guaranteed consideration of $3.5 million to be paid in two equal installments in the fourth quarter of fiscal 2024 and 2027.

Limited market evaluations for the Pounce Venous Thrombectomy System were conducted in fiscal 2023, and are expected to continue in fiscal 2024, to obtain physician feedback across a variety of cases and clinical conditions. Completion of limited market evaluations of the Pounce Venous Thrombectomy System and transition to commercial launch are targeted for fiscal 2024.

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

We have successfully developed and received FDA 510(k) regulatory clearance for our Sublime™ portfolio of devices designed for vascular intervention via radial (wrist) access that can also be used via alternative access sites, including femoral (thigh) and pedal (foot) access. Our Sublime devices are used to access and treat narrowed arteries both above and below the knee, commonly associated with PAD. During fiscal 2022, we established a direct salesforce and commenced commercial sales of our Sublime device portfolio to hospitals and clinics. These radial access devices include:

•
Sublime guide sheath to provide the conduit for peripheral intervention with an access point at the wrist that enables treatment all the way to the pedal loop of the foot;
•
Sublime .014 RX PTA dilatation catheter for treatment of lesions in arteries below the knee all the way to the patient’s foot and around the pedal loop;
•
Sublime .018 RX PTA dilatation catheter for treatment of lesions in arteries above and below the knee; and
•
Sublime microcatheter, peripheral microcatheters with multiple configurations (compatible with .014, .018 and .035 guidewires) for access to arterial lesions above and below the knee. Limited market evaluations of the Sublime microcatheter began in the third quarter of fiscal 2023 and are expected to continue in fiscal 2024.

Our Sublime device portfolio is unique in that each of these devices are purpose built for above and below the knee peripheral interventions that can employ a transradial approach and alternative access sites, including conventional femoral access and pedal access. Our Sublime guide sheath performance is enhanced by our recent generation hydrophilic coating. We believe that radial access procedures offer significant benefits by improving patient comfort, reducing recovery and ambulation times, and potentially lowering access site complications. Our Sublime device portfolio meets an unmet clinical need by providing longer, lower-profile devices that are robust enough to deliver treatment from the wrist all the way to the pedal loop in the foot.

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

Surmodics’ industry-leading performance coatings are used in a minimally invasive procedure every minute of every day. Surmodics’ surface-enhancing performance coatings add differentiated value to more than 150 medical, biotechnology and pharmaceutical product families worldwide. Our customers use Surmodics’ performance coatings to enable, optimize and differentiate their device products. These performance coatings include:

•
Hydrophilic coatings enable vascular device performance and maneuverability by reducing friction by imparting the necessary lubricity (smoothness or slipperiness) for minimally invasive, intravascular procedures. Surmodics’ low-particulate, hydrophilic coatings have a proven track record, meeting demanding regulatory requirements in the following clinical segments: neurovascular, peripheral, coronary, and structural heart devices.
•
Drug-delivery coatings enable a device to achieve the desired biological effect through the precisely controlled transfer of a pharmaceutical drug to targeted tissues. Surmodics possesses expertise across a range of compounds to meet a variety of clinical needs.
•
Hemocompatible coatings improve the safety and function of devices by reducing the risk of thrombus (clot) formation actively (heparin) or passively (non-heparin).

Surmodics generates royalties and license fee revenue by licensing our performance coating technologies to medical device manufacturers, product revenue from sales to licensees of the chemical reagents used in coatings, and R&D revenue from commercial development feasibility services and contract coating services.

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

The continuing trend toward minimally invasive surgical procedures, which often employ catheter-based delivery technologies, has increased the demand for hydrophilic (i.e., lubricious or slippery) coatings and other coating technologies, including drug-delivery coatings. For example, stents, particularly drug-eluting stents, have significantly reduced the need for repeat intravascular procedures or more invasive cardiac bypass surgery. Transcatheter heart valve repair, or replacement via a minimally invasive catheter-based system, has enabled the treatment of patients suffering from heart valve disease who are too ill to undergo open-heart surgery.

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

Our SereneTM hydrophilic coating platform, which uses our Photolink Technology, improves lubricity and durability, while significantly reducing particulates generation. This PhotoLink Technology-enabled coating has demonstrated excellent lubricity on a wide range of substrates and has been used on FDA-cleared coronary, peripheral and structural heart devices.

In October 2023, we announced the commercial launch of our most advanced hydrophilic medical device coating technology, Preside™ hydrophilic coatings. Preside hydrophilic coatings complement our existing Serene hydrophilic coatings by providing customers with a unique low-friction and low-particulate generation coating to further enhance distal access for neuro-vascular applications, as well as improved crossing for challenging coronary lesions or chronic total occlusions. Preside hydrophilic coatings are specifically formulated to meet the challenge of achieving the right balance of enhanced lubricity (reduction in friction) and excellent coating durability (resulting in low particulates) for the next generation of neurovascular, coronary and peripheral vascular devices. Our Preside and Serene hydrophilic coatings both allow customers to leverage their existing coating process to apply these innovative surface treatments.

Drug-delivery Coatings. Our device drug-delivery coating technologies allow therapeutic drugs to be incorporated within our proprietary polymer matrices to provide controlled, site-specific release of the drug into the surrounding environment. The drug release can be tuned to elute quickly (within minutes to a few days) or slowly (from several months to over a year), illustrating the wide range of release profiles that can be achieved with our coating systems. On a wide range of devices, drug-eluting coatings can help improve device performance, increase patient safety, and enable innovative new treatments. DCBs are a typical example of short-term use drug-delivery devices. An example of longer-term drug-delivery devices is drug-eluting stents. We work with companies in the medical device and biotechnology industries to develop specialized coatings that allow for the controlled release of drugs from device surfaces. We see at least three primary areas with strong future potential:

(1)
improving the function of a device which itself is necessary to treat the medical condition;
(2)
enabling site-specific drug delivery while limiting systemic exposure; and
(3)
enhancing the biocompatibility of a medical device to ensure that it continues to function over a long period of time.

Performance Coatings – Licensing Arrangements	MEDICAL DEVICE SEGMENT

We commercialize our performance coating technologies primarily through licensing arrangements with medical device manufacturers. We believe this approach allows us to focus our resources on further developing new technologies and expanding our licensing activities. Many of our technologies have been designed to allow manufacturers to implement them easily into their own manufacturing processes so customers can control production and quality internally without the need to send their products to a contract manufacturer. We generate the largest proportion of our revenue through licensing arrangements. Revenue from these licensing arrangements typically includes royalties based on a percentage of licensees’ product sales, with a contractual minimum, and license fees upon achievement of regulatory and commercialization milestones. Royalties and license fee revenue from our performance coatings represented 25%, 31% and 29% of our total revenue in fiscal 2023, 2022 and 2021, respectively. In fiscal 2023, 2022 and 2021, we saw double-digit year-over-year growth in revenue associated with our Serene hydrophilic coating technology driven by customer product launches and resulting market share increases associated with the customer device applications that incorporate the Serene coating technology.

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

Our license agreements may include certain license fees and/or milestone payments. Substantially all our licensed performance coating technology applications are nonexclusive, allowing us to license each technology to multiple customers. Moreover, even exclusive performance coating technology licenses generally are limited to a specific “field of use,” allowing us the opportunity to further license technology to other customers. The royalty rate on a substantial number of the coatings agreements has traditionally been in the range of two to three percent, but there are certain contracts with lower or higher rates. In certain agreements, our royalty is based on an agreed-upon amount per unit. License fees, milestone payments, and royalty rates are based on various factors, including the licensed product’s or technology’s stage of development, the perceived value of our technology to the customer’s product, the size of the potential market, and whether the arrangement is exclusive or nonexclusive. Our agreements often incorporate a minimum royalty to be paid by the licensee. Royalty payments generally commence one quarter after the customer’s actual product sales occur because of the delay in reporting sales by our licensees. We estimate and recognize sales-based royalties revenue from our performance coating licensees in the same quarter that the underlying customer product sale occurs.

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

For our medical device performance coating customers, we have distinct, specifically-dedicated R&D facilities and personnel to support delivery of R&D services. We work with our customers to integrate the best possible surface modification and device drug-delivery technologies with their products, not only to meet their performance requirements, but also to perform services quickly so that the product may reach the market ahead of the competition. To quickly solve problems that might arise during the development and optimization process, we offer extensive capabilities in analytical chemistry and surface characterization within our R&D organization. Our state-of-the-art instrumentation and extensive experience allow us to test the purity of coating reagents, to monitor the drug elution rate from coatings, to measure coating thickness and smoothness, and to map the distribution of chemicals throughout coatings. We believe our capabilities in this area exceed those of our competitors. Our R&D staff support our business development staff and business units in performing feasibility studies, as well as providing technical assistance to existing and potential customers. These services, which generate R&D and other revenue, include optimizing the relevant technologies for specific customer applications; supporting clinical trials; training customers; and integrating our technologies and know-how into customer manufacturing operations.

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

We believe that the intense competition within the medical device market creates opportunities for our performance coating technologies as medical device manufacturers seek to differentiate their products through new enhancements or to remain competitive with enhancements offered by other manufacturers. Because a significant portion of our revenue depends on royalties and license fees derived from our customers’ medical device product sales incorporating our performance coating technologies, we are also affected by competition within the markets for such devices. As we typically license our performance coating technologies on a non-exclusive basis, we benefit by offering our technologies to multiple competing manufacturers of a device. However, competition in the medical device market could also have an adverse effect on us. While we seek to license our coatings products to established manufacturers, in certain cases, our performance coating licensees may compete directly with larger, dominant manufacturers with extensive product lines and greater sales, marketing and distribution capabilities.

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

We differentiate ourselves from our performance coatings competitors by providing what we believe is a high value-added approach. We have a proven track record of our customers successfully navigating the regulatory approval process with devices utilizing our enabling technology. We believe that the primary factors customers consider in choosing a particular technology include performance (e.g., flexibility, ability to fine tune drug elution profiles, biocompatibility), ease of manufacturing, time-to-market, intellectual property protection, ability to produce multiple products from a single process, compliance with manufacturing regulations, ability to manufacture clinical and commercial products, customer service, and total cost of goods (including manufacturing process labor). We believe our technologies deliver exceptional performance in these areas, allowing us to compete favorably with respect to these factors. With respect to our licensed performance coating technologies, we believe that the cost and time required to obtain the necessary regulatory approvals significantly reduces the likelihood of a customer changing the manufacturing process it uses once a device or drug has been approved for sale.

R&D Strategy	MEDICAL DEVICE SEGMENT

Our significant R&D investments over the past several years reflect our ongoing commitment to strengthen our proprietary product pipeline and broaden our capacity for medical device R&D activities. In fiscal 2023, 2022 and 2021, consolidated R&D expense as a percentage of consolidated revenue was 35%, 51% and 45%, respectively. In fiscal 2023, R&D expense was largely associated with our investments in vascular intervention product development; costs associated with the SurVeil DCB; and regulatory infrastructure, facilities and personnel. R&D expenses primarily consist of research, development, clinical and regulatory activities related to the design, development and commercialization of our products, as well as costs associated with our R&D services revenue.

We intend to continue our development efforts to expand our proprietary medical device offerings, including advancing our performance coating technologies to better meet these needs across multiple medical markets and to capture more of the final product value. We anticipate R&D expenses will continue to be significant in fiscal 2024 and beyond, primarily related to medical device product development, including continued investment in our thrombectomy and radial access platforms.

To strengthen our licensing business model, R&D personnel and facilities for our Pounce thrombectomy and Sublime radial access vascular intervention products are fully segregated from those for our performance coatings to preserve confidential information of our coatings customers (licensees). In our Medical Device segment, we conduct manufacturing and R&D in multiple facilities. Two of those separate facilities are located in Eden Prairie, Minnesota. We also utilize external contract manufacturers for certain device products.

We have robust procedures to ensure that we protect our coatings customers’ (licensees) intellectual property and avoid conflicts of interest. R&D personnel have specific roles and are part of distinct teams, clearly segregated between (i) performance coating technologies R&D, including customer development to support our licensing partnership model; and (ii) internal R&D activities to further advance our vascular intervention product portfolio. Our procedures include strict restrictions for physical access to customers’ products and records and limitations on computer file access based on an R&D team member’s role.

IN VITRO DIAGNOSTICS SEGMENT

Surmodics’ In Vitro Diagnostics (“IVD”) segment provides leading in vitro diagnostic companies with the critical components for developing sensitive, reproducible immunoassays to enable our customers’ diagnostic tests to detect the absence or presence of disease. We develop, manufacture, and sell chemical and biological components for in vitro diagnostic immunoassay tests and molecular diagnostic tests for the diagnostic and biomedical research markets.

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

Our IVD products address the following customer needs:

•
Immunoassay Diagnostics. Surmodics develops, manufactures and sells high-performing, consistent-quality and stable immunoassay component products to enable our customers’ diagnostic tests to detect the absence or presence of disease. An immunoassay is a biochemical test that measures the presence or concentration of a target molecule, or analyte, in a biological fluid or sample. Analyte levels are correlated to the patient’s disease state or medical condition to diagnose the presence, absence or severity of disease. Analytes can range from large molecules such as proteins to small molecules such as hormones. Immunoassays are developed and produced using multiple components. The component’s selection and optimization confer the quality and performance of the assay in terms of sensitivity and specificity. IVD companies select these critical biochemical and reagent components to meet the assay’s diagnostic specifications.
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

Competition. The diagnostics market is highly fragmented. In the product lines in which we compete, we face an array of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. Some of our competitors have substantially more capital resources, marketing experience, R&D resources and production facilities than we do. We believe that our products compete on performance, stability (shelf life), sensitivity (lower levels detected, faster results), consistency and price. We believe that our continued competitive success will depend on our ability to gain market share, develop or acquire new proprietary products, obtain patent or other protection for our products, and successfully market our products directly or through partners.

OTHER FACTORS IMPACTING OUR OPERATIONS

Patents and Proprietary Rights	OTHER FACTORS IMPACTING OUR OPERATIONS

Patents and other forms of proprietary rights are an essential part of Surmodics’ business. We aggressively pursue patent protection covering the proprietary technologies that we consider strategically important to our business. In addition to seeking patent protection in the U.S., we also generally file patent applications in European countries and, on a selective basis, other foreign countries. We strategically manage our patent portfolio in a manner designed to ensure that we have valid and enforceable patent rights protecting our technological innovations. As of September 30, 2023, Surmodics owned or had exclusive rights to 161 issued U.S. patents and 303 issued international patents. As of the same date, we also owned or had exclusive rights to 37 U.S. pending patent applications and 62 foreign pending patent applications.

We have licensed our PhotoLink Technology on a non-exclusive basis to a number of our customers for use in a variety of medical device surface applications, including those described above. In particular, we have 35 issued U.S. patents, four pending U.S. patent applications, 79 issued international patents, and 18 pending international patent applications protecting various aspects of these technologies, including compositions, methods of manufacture and methods of coating devices. The expiration dates for these patents and anticipated expiration dates of the patent applications range from fiscal 2025 to 2042. These patents and patent applications represent distinct families, with each family generally covering a successive generation of the technology, including improvements that enhance coating performance, manufacturability, or other important features desired by our customers. For additional details, refer to the caption “Performance Coatings – Licensing Arrangements” within this section of this Annual Report on Form 10-K.

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

Revenue from Abbott and Medtronic represented approximately 27% and 10%, respectively, of our consolidated revenue for fiscal 2023. Revenue from these customers was generated from multiple products and fields of use, including revenue from the Abbott Agreement, substantially all of which were recognized in our Medical Device segment. No other customer accounted for more than 8% of our consolidated revenue in fiscal 2023.

With respect to our Medical Device segment, revenue from Abbott and Medtronic represented approximately 35% and 12%, respectively, of our Medical Device segment revenue for fiscal 2023, and revenue from one additional customer represented approximately 9% of our Medical Device segment revenue for fiscal 2023. No other customer accounted for greater than 4% of Medical Device segment revenue for fiscal 2023.

With respect to our IVD segment, revenue from two customers represented approximately 21% and 12%, respectively, of our IVD segment revenue for fiscal 2023. No other customer accounted for greater than 8% of IVD segment revenue for fiscal 2023.

Manufacturing	OTHER FACTORS IMPACTING OUR OPERATIONS

We manufacture the reagent chemicals used in our performance coatings and our IVD products in one of our Eden Prairie, Minnesota facilities. In certain limited circumstances, we also provide contract manufacturing services for our customers, including, for example, coating their medical devices that are intended for pre-clinical and clinical development (including human clinical trials), and products that are sold for commercial use by our customers. We manufacture PTA balloon catheters and microcatheters in our Ballinasloe, Ireland facility, which offers a suite of capabilities, including balloon forming, extrusion, coating, braiding and assembly of finished products. We manufacture our vascular intervention products in our Ireland and U.S. facilities, and we also utilize contract manufacturers for our vascular intervention products. At our Ballinasloe, Ireland manufacturing facility, we perform a limited volume of contract manufacturing of medical devices for our customers.

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

Medical device and in vitro diagnostic products are required to undergo regulatory review processes that are governed by the FDA and other international regulatory authorities. The process of regulatory review and approval is often prolonged, expensive and uncertain. New medical devices can only be marketed in the U.S. after a pre-market notification for 510(k) clearance or a PMA by the FDA. These processes can take anywhere from several months (e.g., for medical device products seeking regulatory approval under the 510(k) clearance process) to several years (e.g., for medical device products seeking regulatory approval under the PMA application process). In the E.U., regulatory approval is signified by the CE Mark, which is generally granted by one of several competent authorities and is based on the submission of a design dossier, a manufacturer validation assessment, a third-party assessment, and review of the design dossier by a “Notified Body.” In 2017, the E.U. authorized a new medical device regulation. The new regulation, which imposes significant additional pre-market and post-market requirements, became effective for devices submitted for CE Mark after May 2021. Medical devices granted CE Mark prior to May 2021 may continue to be sold until December 2027 for class III and class IIb devices and until December 2028 for class IIa and class I devices, or until the CE Mark expires, whichever comes first, providing there are no significant changes to the design or intended use of the device.

For our customers’ products that incorporate our performance coating and IVD technologies, the burden of securing regulatory approval typically rests with the customer, as the medical device manufacturer. For our vascular intervention products, the burden of securing regulatory approval rests on us, unless we contract with other organizations to pursue such approval.

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

As of September 30, 2023, we had 376 employees, of which 101 were employed outside the U.S., primarily in manufacturing functions. We are not a party to any collective bargaining agreements.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

As of November 17, 2023, the names, ages and positions of the Company’s executive officers were as follows:

Name	Age	Position
Gary R. Maharaj	60	President and Chief Executive Officer
Timothy J. Arens	56	Senior Vice President of Finance and Information Technology and Chief Financial Officer
Charles W. Olson	59	Senior Vice President and President, Medical Device Coatings
Teryl L.W. Sides	54	Senior Vice President and President, Vascular Interventions
Joseph J. Stich	58	Senior Vice President Human Resources and President, In Vitro Diagnostics
Gordon S. Weber	60	Senior Vice President of Legal, General Counsel and Secretary

Gary R. Maharaj joined the Company in December 2010 as President and Chief Executive Officer and was also appointed to the Surmodics Board of Directors at such time. Prior to joining Surmodics, Mr. Maharaj served as President and Chief Executive Officer of Arizant Inc., a provider of patient temperature management systems in hospital operating rooms, from 2006 to 2010. Previously, Mr. Maharaj served in several senior-level management positions for Augustine Medical, Inc. (predecessor to Arizant Inc.) from 1996 to 2006, including Vice President of Marketing, and Vice President of Research and Development. During his over 35 years in the medical device industry, Mr. Maharaj has also served in various management and research positions for the orthopedic implant and rehabilitation divisions of Smith & Nephew, PLC.

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

Joseph J. Stich joined the Company in March 2010 as Vice President of Corporate Development and Strategy. In August 2011, Mr. Stich became Vice President, Business Operations and General Manager In Vitro Diagnostics. In September 2013, Mr. Stich’s role was adjusted to Vice President and General Manager, In Vitro Diagnostics. In April 2020, Mr. Stich was promoted to Senior Vice President of Human Resources and General Manager, In Vitro Diagnostics. In May 2022, Mr. Stich was named Senior Vice President Human Resources and President, In Vitro Diagnostics. Prior to joining Surmodics, Mr. Stich was Vice President of Corporate Development for Abraxis BioScience, LLC, a biotechnology company focused on oncology therapeutics, from 2009 to 2010. Prior to joining Abraxis, he was a Vice President for MGI Pharma, Inc., a biopharmaceutical company, from 2005 to 2009. Mr. Stich’s prior experience also includes serving as President/COO of Pharmaceutical Corp. of America (a subsidiary of Publicis Healthcare Specialty Group), and positions of increasing responsibility in sales and marketing at Sanofi-Aventis Pharmaceuticals.

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

ITEM 1A. RISK FACTORS.

RISKS RELATING TO OUR BUSINESS, STRATEGY AND INDUSTRY

We had a net loss for our 2023 fiscal year, expect to incur net losses in the future, and may not be able return to or sustain profitability.

We incurred a net loss of $(1.5) million in our fiscal year ended September 30, 2023 and expect to continue to have net losses in the future. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we continue our commercialization efforts to increase adoption of our products, expand existing relationships with our customers, pursue regulatory clearances or approvals for our planned or future products, conduct clinical trials and registry studies on our existing and planned or future products, and develop new products or add new features to our existing products. We expect to continue to incur losses in the future, which may fluctuate significantly from period to period. If our revenue declines or fails to grow at a rate faster than increases in our cost of goods sold and operating expenses, we will not be able to return to and maintain profitability in future periods. We cannot ensure that we will return to profitability or that, if we do become profitable, we will be able to sustain profitability.

The loss of, or significant reduction in business from, one or more of our major customers could significantly reduce our revenue, earnings or other operating results.

A significant portion of our revenue is derived from a relatively small number of customers. Two of our customers combined provided more than 37% of our revenue in fiscal 2023. Revenue from Abbott and Medtronic represented approximately 27% and 10%, respectively, of our total revenue for fiscal 2023 and was generated from multiple products and fields of use. The loss of Abbott, Medtronic, or any of our other large customers, or reductions in business from them, could have a material adverse effect on our business, financial condition, results of operations, and cash flow. There can be no assurance that revenue from any customer will continue at their historical levels. If we cannot broaden our customer base, we will continue to depend on a small number of customers for a significant portion of our revenue.

The long-term success of our business may suffer if we are unable to maintain and expand our licensing base, including with customers who may perceive our vascular intervention products as competing with their products.

We intend to continue pursuing a strategy of licensing our performance coating technologies that impart lubricity, pro-healing and biocompatibility characteristics, as well as drug-delivery capabilities (together, “performance coatings” or “performance coating technologies”) to a diverse array of medical device companies, thereby expanding the commercialization opportunities for our technologies. A significant portion of our revenue is derived from customer devices used in connection with procedures in neurovascular, peripheral vascular, cardiovascular, and structural heart and other applications. As a result, our business is susceptible to adverse trends in procedures. We may also be subject to adverse trends in specific markets such as the cardiovascular industry, including declines in procedures using our customers’ products as well as declines in average selling prices from which we earn royalties. Further, some of our performance coating technology customers may consider the vascular intervention products that we sell directly to healthcare providers to be competitive with their products.

Our success will depend, in part, on our ability to retain existing performance coating technology customers and to attract new licensees, to enter into agreements for additional applications with existing licensees, and to develop technologies for use in new applications. There can be no assurance that we will be able to identify, develop and adapt our technologies for new applications in a timely and cost-effective manner; that new license agreements will be executed on terms favorable to us; that new applications will be accepted by customers in our target markets; or that products incorporating newly licensed technology, including new applications, will gain regulatory approval, be commercialized or gain market acceptance. Delays or failures in these efforts could have an adverse effect on our business, financial condition and operating results. In addition, we cannot be sure that existing or potential customers will not avoid using our performance coating technologies because they perceive our vascular intervention products to be a competitive threat, which could have an adverse effect on our business, financial condition and operating results.

Our success depends on our ability to effectively develop and market our products against those of our competitors.

We operate in highly competitive and quickly evolving fields, and new developments are expected to continue at a rapid pace. Our success depends, in part, upon our ability to maintain competitive positions in the development of technologies and products in the fields of surface modification, device drug delivery, medical device products and diagnostics. Our performance coating technologies compete with technologies developed by a number of other companies. In addition, many medical device manufacturers have developed, are engaged in efforts to develop, or through common ownership are or may become affiliates of companies that have developed, performance coating technologies for use on their own or affiliates’ products, particularly in the area of drug delivery. With respect to commercialization of our vascular intervention medical device products, we have faced, and expect to continue to face, competitive pressures, including pricing pressure, from larger OEM suppliers, as well as larger medical device companies that produce similar products. Some of our existing and potential competitors (especially medical device manufacturers pursuing coating solutions through their own R&D efforts) have greater financial and technical resources, as well as production and marketing capabilities, than us. Further, even if we are successful in our plans to develop new medical device products, the commercialization of these products may be dependent upon a commercial partner to effectively market and sell our products to end users. Competitors may succeed in developing competing technologies or obtaining governmental approval for products before us. Products incorporating our competitors’ technologies may gain market acceptance more rapidly than products using our technologies. Furthermore, there can be no assurance that new products or technologies developed by others, or the emergence of new industry standards, will not render our products or technologies or licensees’ products incorporating our technologies noncompetitive or obsolete. Any new technologies that make our performance coatings, medical device platforms or In Vitro Diagnostics technologies less competitive or obsolete would have a material adverse effect on our business, financial condition and results of operations. Competition in the diagnostics market is highly fragmented, and in the product lines in which we compete, we face an array of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. Some of our competitors have substantially more capital resources, marketing experience, sales and R&D resources, and production facilities than we do.

We may not be successful in implementing our vascular intervention product development and commercialization strategy.

Since fiscal 2013, we have been focused on a key growth strategy to develop and commercialize vascular intervention products. Our aim is to provide customers with highly differentiated products that address unmet clinical needs. To date, we have commercialized our vascular intervention products through collaborations with other medical device companies and through our own direct sales channel in the U.S. We may seek to expand the commercialization of these products through existing customers, third-party distributors, or other distribution channels.

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
•
efficient manufacture and procurement of complex products with demanding specifications;
•
effective management of inventory levels to be able to meet anticipated customer demand, while mitigating the risk of excess or obsolete inventory;
•
commitment from our medical device customers to market our products effectively or to devote resources necessary to provide effective sales;
•
sufficient liquidity to support substantial investments in working capital, R&D, and selling, general and administrative (“SG&A”) resources required to make our strategy successful; and
•
successful sales, marketing, field clinical support, and sales-related activities.

There is no assurance that we will be able to successfully implement our vascular intervention product strategy, which could lead to losses on the investments we are making in connection with this strategy, stranded assets, or asset write-downs, and may result in an adverse impact on our business, financial results and financial condition.

We anticipate that operating expenses related to the development and direct-sale commercialization of medical device products will have an adverse impact on our near-term operating results and financial position, and they may not be effective.

In fiscal 2022, we established a field sales team to sell our radial access and thrombectomy medical device products directly to healthcare providers in the U.S. Our SG&A expenses increased by 11% in fiscal 2023 and 53% in fiscal 2022, compared to the respective prior-year periods, primarily due to personnel and other investments in our direct sales initiatives. We currently expect SG&A expense to increase further in fiscal 2024, reflecting continued investment in direct-sales and support personnel.

Because we expect operating expenses related to our medical device products that we offer through direct sales to exceed the revenue from those products in fiscal 2024, we anticipate that such expenses will adversely impact our operating results and cash flow during the year, which is likely to have an adverse effect on our financial position. Accordingly, we may seek additional sources of funds, including additional borrowing against our credit facility, to fund our continuing investment in the development and direct sale of our medical device products. Such funds may not be available on favorable terms, if at all.

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

We may draw on our term loan availability solely to preserve our access to capital, which may adversely impact our financial results.

As of September 30, 2023, we had outstanding debt of $5 million on our revolving credit line with MidCap and $25 million of term loans with MidCap. Under the MidCap Credit Agreement, we may borrow up to an additional $75 million ($25 million of which is at the sole discretion of MidCap) in term loans, which may be drawn upon in increments of at least $10 million prior to December 31, 2024. Since we cannot draw upon the term loans between December 31, 2024 and when they mature on October 1, 2027, we may, in order to preserve our access to this source of capital, elect to draw upon the term loans prior to when we would need the proceeds to fund our operations. Such borrowing may cause our interest expense to increase and adversely impact our financial results and cash flow after such borrowing.

We may seek to prepay our borrowings under the MidCap Credit Agreement before its maturity, which would subject us to early termination fees and may lead us to raise capital on unfavorable terms.

Subject to certain limitations, the term loans under our MidCap Credit Agreement have a prepayment fee for payments made prior to the maturity date equal to 2.0% of the prepaid principal amount for the second year following the closing date and 1.0% of the prepaid principal amount for the third year following the closing date and thereafter. In addition, if the revolving credit facility under the MidCap Credit Agreement is terminated in whole or in part prior to the maturity date, we must pay a prepayment fee equal to 2.0% of the terminated commitment amount for the second year following the closing date and 1.0% of the terminated commitment amount for the third year following the closing date and thereafter. We also are required to pay a full exit fee at the time of maturity or full prepayment equal to 2.5% of the aggregate principal amount of the term loans made pursuant to the MidCap Credit Agreement and a partial exit fee at the time of any partial prepayment event equal to 2.5% of the amount prepaid.

To obtain more favorable interest rates or credit terms, or for other financial or strategic reasons, we may seek to prepay our borrowings under the MidCap Credit Agreement. To do so, we may seek to raise additional capital through equity offerings or debt financings, and such additional financing may not be available to us on acceptable terms, or at all. Further, any additional equity or debt financing transaction may contain terms that are not favorable to us or our shareholders. For example, if we raise funds by issuing equity or equity-linked securities, the issuance of such securities could result in dilution to our shareholders. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. Further, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline.

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

Failure to successfully and profitably commercialize the Pounce™ venous thrombectomy product may limit our growth and adversely impact our operating results, balance sheet, cash flows and liquidity.

On July 2, 2021, we completed the acquisition of all outstanding shares of Vetex Medical Limited (“Vetex”). Vetex holds a U.S. Food and Drug Administration (“FDA” or the “Agency”) 510(k) clearance, E.U. CE Mark, and portfolio of patents related to the Pounce venous mechanical thrombectomy catheter product (the “Pounce Venous Thrombectomy System”). However, Vetex had not initiated commercial production or established commercialization of the product prior to the acquisition. We acquired Vetex with an upfront cash payment of $39.9 million and are obligated to pay two equal installments totaling $3.5 million in the fourth quarter of fiscal 2024 and fiscal 2027. An additional $3.5 million in payments are contingent upon the achievement of certain product development and regulatory milestones within a contingency period ending in fiscal 2027. As of the acquisition date, we recognized $28 million in intangible assets, $3 million in deferred tax liabilities and $19 million in goodwill related to the acquisition.

We began limited market evaluations of the Pounce Venous Thrombectomy System in June of 2022, but have not commercially launched the product as of September 30, 2023. For us to realize the anticipated benefits of the Vetex acquisition, we must successfully establish commercial manufacturing for the Pounce Venous Thrombectomy System and successfully develop and execute a commercialization strategy for the product. If we are unsuccessful, or encounter additional delays or cost overruns, in establishing commercial manufacturing for the Pounce Venous Thrombectomy System and ancillary products, or if potential customers do not adopt the Pounce Venous Thrombectomy System at sufficient levels to make it a commercial success, our operating results, cash flows and liquidity may be adversely impacted. Further, the goodwill and intangible assets that we recognized related to the acquisition may become impaired if the financial performance of the Pounce Venous Thrombectomy System does not meet our expectations, which could negatively affect our financial condition, operating results and cash flows.

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

As of September 30, 2023, we had $69.2 million of goodwill and intangible assets on our consolidated balance sheet. As required by the accounting guidance, we evaluate at least annually the potential impairment of our goodwill. Testing for impairment of goodwill involves the determination of the fair value of our reporting units. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. We also evaluate other assets on our balance sheet, including definite-lived intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the assets may be based on fair value appraisals or discounted cash flow models using various inputs. Future impairment charges could materially adversely affect our results of operations.

In the fourth quarter of our fiscal 2022, we recognized $10.2 million of non-cash income tax expense related to the establishment of a full valuation reserve against our U.S. deferred tax assets. While we do not have any unreserved U.S. deferred tax assets remaining on our balance sheet as of September 30, 2023, we do have significant amounts of goodwill and other intangible assets on our balance sheet, which could be subject to future impairment charges.

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

We cannot predict whether there will be a resurgence of COVID-19 or whether or when other global health concerns may emerge. In response to COVID-19 resurgences or other global health concerns, we, governments, businesses, and healthcare providers may take actions that could have material adverse effects on our business, results of operations, cash flows, financial condition, and capital investments.

Our business could be adversely affected by global economic conditions.

Prolonged economic uncertainties or downturns could adversely affect our business, financial condition, and results of operations. Negative conditions in the general economy in either the U.S. or abroad, including conditions resulting from financial and credit market fluctuations, increased inflation and interest rates, changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, the occurrence of a natural disaster or global public health crisis, or armed conflicts, such as between Russia and Ukraine or between Israel and Hamas, impact corporate spending in general and negatively affect the growth of our business.

These conditions could make it difficult for us and our customers to forecast and plan future business activities accurately and could cause our customers to reevaluate or delay their decisions to license our technologies, purchase our products, or enter into R&D arrangements with us. A substantial downturn affecting our customers may cause them to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on medical devices and technologies. We cannot predict the timing, strength, or duration of any economic slowdown, downturn, instability, or recovery, generally or within any particular industry or geography. Any downturn of the general economy or industries in which we operate would adversely affect our business, financial condition, and results of operations.

We recognize revenue in accordance with complex accounting standards, and changes in estimates, circumstances, or interpretations of standards may lead to accounting adjustments. Failure to implement these standards properly might impact the effectiveness of our internal control over financial reporting or impact the reliability of our financial reporting.

Our revenue recognition policies involve application of complex accounting standards, including the determination of when control is transferred to the customer, identification of performance obligations and determination of when they are satisfied, and estimates of variable consideration. Our compliance with such accounting standards often involves management’s judgment regarding whether the criteria set forth in the standards have been met such that we can recognize as revenue the amounts that we expect to receive as payment for our products or services. We base our judgments on assumptions that we believe to be reasonable under the circumstances. However, these judgments, or the assumptions underlying them, may change over time. In addition, the SEC or the Financial Accounting Standards Board (“FASB”) may issue new positions or revised guidance on the treatment of complex accounting matters. Changes in circumstances or third-party guidance could cause our judgments to change with respect to our interpretations of these complex standards, and transactions recorded, including revenue recognized, for one or more prior reporting periods, could be adversely affected. Further, failure to implement these standards properly could impact the effectiveness of our internal control over financial reporting or impact the reliability of our financial reporting, which could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

In addition, based on the net profit-sharing provisions of the Abbott Agreement, the amount of revenue that we recognize on our sales of SurVeil DCB products to Abbott represents variable consideration and requires us to estimate Abbott’s future net sales of those products during the period in which those products are shipped to Abbott. Abbott has discretion over setting its pricing structure for the products and has no history of selling them. We, therefore, have limited information upon which to base our estimates of Abbott’s net sales of SurVeil DCB products. We will be required to refine our estimates of variable consideration for profit-sharing each quarter based on available information, which will result in adjustments to product revenue that may have been recognized in prior periods, which may have a material adverse impact on our results of operations.

The transfer price to Abbott of our SurVeil DCB products is denominated in Euros, which, together with our foreign operations, exposes us to certain risks related to fluctuations in U.S. dollar and foreign currency exchange rates.

The transfer price to Abbott for our SurVeil DCB products is denominated in Euros, while profit-sharing with Abbott on its sales of those products in the U.S. is denominated in U.S. dollars. In addition, our operations in Ireland conduct business in Euros. We report our consolidated financial statements in U.S. dollars. In a period where the U.S. dollar is strengthening or weakening relative to the Euro, our revenue and expenses denominated in the Euro are translated into U.S. dollars at a lower or higher value, respectively, than they would be in an otherwise constant currency exchange rate environment. We are also exposed to foreign exchange gains and losses on the Euro-denominated accounts receivable from Abbott and Euro-denominated cash balances held in the U.S. As our sales of SurVeil DCB products to Abbott and our foreign operations expand, the effects may become material to our consolidated financial statements.

Changes in product mix, increased manufacturing costs, and other factors could cause our product gross margin percentage to fluctuate or decline in the future.

Changes in our product mix and increased manufacturing costs could cause our product gross margin percentage (defined as product gross profit, or product sales less product costs, as a percentage of product sales) to fluctuate or decline in the future. These factors, together with the scale-up of our vascular intervention manufacturing operations with low and intermittent production volumes relative to manufacturing capacity, finite shelf life products, difficulty in forecasting demand for newly launched products, as well as related inefficiencies, adversely affected our product gross margin percentage for the last fiscal year, and these factors will likely continue to affect our product gross margin percentage in fiscal 2024 and beyond.

RISKS RELATING TO OUR OPERATIONS AND RELIANCE ON THIRD PARTIES

We rely on third parties to market, distribute and sell most products incorporating our coating and device technologies, as well as certain of our vascular intervention products.

A principal element of our business strategy is to enter into licensing arrangements with medical device and other companies that manufacture products incorporating our technologies. We derived 47%, 36%, and 45% of our revenue from royalties and license fees (including related to our SurVeil DCB) under such licensing arrangements in fiscal 2023, 2022 and 2021, respectively. The revenue that we derive from such arrangements depends upon our ability, or our licensees’ ability, to successfully develop, obtain regulatory approval for, manufacture (if applicable), market, and sell products incorporating our technologies. Many of these factors are outside of our control. Our failure, or the failure of our licensees, to meet these requirements could have a material adverse effect on our business, financial condition and results of operations.

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

In fiscal 2018, we entered into an agreement with Abbott under which Abbott has exclusive worldwide commercialization rights for the SurVeil DCB. Abbott has the right to purchase commercial units from us and we will realize revenue from product sales to Abbott at an agreed-upon transfer price, as well as a share of net profits resulting from third-party product sales by Abbott. We began sales of the SurVeil DCB to Abbott in fiscal 2024. We will rely on Abbott to effectively market and sell the SurVeil DCB. If Abbott is unable or unwilling to effectively market and sell the SurVeil DCB, it could have a have material adverse effect on our business, financial condition and results of operations.

We have not produced our SurVeil DCB on a commercial scale, and we may encounter challenges in scaling up our production of it, which could have an adverse impact on our operating results.

We expect Abbott to launch commercialization of the SurVeil DCB product in the U.S. in the first half of calendar 2024. We will be responsible for manufacturing commercial quantities of the product. The SurVeil DCB is a highly complicated drug/device combination product that we have never manufactured on a commercial scale. It is not uncommon for there to be low yields, inefficiencies, or production issues when the manufacturing processes for a complicated product are ramped up to commercial scale. Any production issues related to our SurVeil DCB could have material adverse effects on our revenues and operating results.

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

We rely on our customers and business partners to accurately report and make payments under our agreements with them.

We rely on our performance coating technology customers to determine whether the products that they sell are royalty-bearing and, if so, to report and pay the amount of royalties owed to us under our agreements with them. The majority of our performance coatings technology license agreements with our customers give us the right to audit their records to verify the accuracy of their reports to us. However, these audits can be expensive, time-consuming and possibly detrimental to our ongoing business relationships with our customers. Inaccuracies in customer royalty reports have resulted in, and could result in, additional overpayments or underpayments of royalties, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the net profit-sharing provisions of the Abbott Agreement require Abbott to calculate, in accordance with the terms of the agreement, and report to us its net profits on its sales of our SurVeil DCB. Abbott is further obligated to make payments to us based on such net profits. The Abbott Agreement gives us the right to designate and pay for an independent auditor to audit the books and records of Abbott to verify the accuracy of its profit-sharing reports to us. However, such audits can be expensive and time-consuming. Inaccuracies in profit-sharing reports from Abbott could result in underpayments of profit-sharing by Abbott, which could have a material adverse effect on our business, financial condition and results of operations.

We currently have limited or no redundancy for the production of many of our products and their components, and we may lose revenue and be unable to maintain our customer relationships if we lose our production capacity.

We manufacture all of our performance coating reagents (and provide coating manufacturing services for certain customers) and our IVD products at one of our Eden Prairie, Minnesota facilities. We manufacture balloon catheter products and certain radial access device products at our facility in Ballinasloe, Ireland. We manufacture the SurVeil DCB and arterial thrombectomy devices in one of our facilities in Eden Prairie, Minnesota. In addition, we rely upon sole-source suppliers for certain components and finished medical device products. In the longer term, we plan to manufacture our SurVeil DCB both in our Ireland facility and in our manufacturing facility in Eden Prairie, Minnesota. However, we are required to meet certain additional regulatory requirements to manufacture the product in our Ireland facility. If our existing production facilities or sole-source suppliers become incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenue and we may not be able to maintain our relationships with our customers, including certain of our licensees. In addition, because most of our customers use our performance coating reagents to manufacture their own products that generate royalties and license fee revenue for us, failure by us to supply these reagents could result in decreased royalties and license fee revenue, as well as decreased revenue from our performance coating product sales. Without our existing production facilities, we would have no other means of manufacturing products until we were able to restore the manufacturing capability at these facilities or develop one or more alternative manufacturing facilities. Although we carry business interruption insurance to cover lost revenue and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing customers resulting from our inability to produce products for them.

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

Supply chains across many industries have experienced delays and disruptions due to a wide variety of factors including labor and materials shortages and a lack of transportation capacity. A disruption in the supply of even a minor competent of a product can have a major impact on the production and delivery of that product. If any of our suppliers becomes unwilling to supply components to us, experiences an interruption in its production, or is otherwise unable to provide us, on a timely basis or at all, with sufficient material to manufacture our reagents and other products, we will experience production interruptions. Further, we currently purchase some of the components we use to manufacture reagents from sole suppliers. If we lose our sole supplier of any particular reagent component or are otherwise unable to procure all components required for our reagent manufacturing for an extended period of time, we may lose the ability to manufacture the reagents our customers require to commercialize products incorporating our technology. This could result in lost royalties and license fees and product sales, which would harm our financial results. Adding suppliers to our approved vendor list may require significant time and resources. We routinely attempt to maintain multiple suppliers of each of our significant materials, so we will have alternative suppliers, if necessary. However, if the number of suppliers of a material is reduced, or if we are otherwise unable to obtain our material requirements on a timely basis and on favorable terms, our operations may be harmed.

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

Our commercial success also depends, in part, on our ability to avoid infringing patent or other intellectual property rights of third parties. There has been substantial litigation regarding patent and other intellectual property rights in the medical device and pharmaceutical industries, and intellectual property litigation may be used against us as a means of gaining a competitive advantage. Intellectual property litigation is complex, time consuming and expensive, and the outcome of such litigation is difficult to predict. If we were found to be infringing any third-party patent or other intellectual property right, we could be required to pay significant damages, alter our products or processes, obtain licenses from others, which we may not be able to do on commercially reasonable terms, if at all, or cease commercialization of our products and processes. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

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

If we are unable to convince our customers to adopt our advanced generation of hydrophilic coating technologies, our royalties and license fee revenue may decrease, and the expiration of the patent family protecting this technology has and will continue to result in a reduction of the royalties and license fee revenue associated with existing license agreements.

In our Medical Device segment, we have licensed our PhotoLink hydrophilic technology to a number of our customers for use in a variety of medical device surface applications. We have several U.S. and international issued patents and pending U.S. and international patent applications protecting various aspects of these technologies, including compositions, methods of manufacture, and methods of coating devices. The anticipated expiration dates of the patents range from fiscal 2025 to 2042. These patents and patent applications represent distinct families, with each family generally covering a successive generation of the technology, including improvements that enhance coating performance, manufacturability, or other important features desired by our customers.

Our fourth-generation PhotoLink technology was protected by a family of patents that expired in the first quarter of fiscal 2020 in all countries where patent coverage existed for the technology, except in Japan, where the relevant patent expired in the first quarter of fiscal 2021. Of the license agreements using our fourth-generation technologies, most continue to generate royalties and license fee revenue beyond patent expiration, but at a reduced royalty rate.

While we are actively working to encourage and support our customers’ adoption of our advanced generations of our hydrophilic coating technology, there can be no assurance that they will do so, or that those customers that have adopted, or will adopt, our hydrophilic coating technology will sell products utilizing our technology which will generate earned royalties and license fee revenue for us.

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

The development of new products and enhancement of existing products requires significant investment in research and development and regulatory approvals. Regulators may require successful clinical trials prior to granting approvals for new or enhanced products. All of these requirements can be very expensive and time-consuming.

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
•
issuance of publications or communications relating to the safety of certain medical devices;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal operations are located in Eden Prairie, a suburb of Minneapolis, Minnesota, where we own a building that has approximately 64,000 square feet of space utilized by our Corporate, Medical Device and IVD reportable segments. We also own a 45,000 square foot building in Ballinasloe, Ireland dedicated to our Medical Device segment. We lease a warehouse in Eden Prairie through December 2025. We lease a 90,000 square foot facility in Eden Prairie through April 2028, which is primarily used by our Medical Device segment for operations, R&D, and manufacturing. We lease office space in Galway, Ireland through April 2024 dedicated to our Medical Device segment. We own an undeveloped parcel of land adjacent to our principal facility in Eden Prairie, which we may use to accommodate our growth needs. The MidCap Credit Agreement requires that all of our owned real property, including the properties set forth above, be subject to mortgages securing our obligations under the MidCap Credit Agreement.

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

Our transfer agent is:

Broadridge Corporate Issuer Solutions, Inc.

P.O. Box 1342

Brentwood, NY 11717

1-877-830-4936

According to the records of our transfer agent, as of November 17, 2023, there were 240 holders of record of our common stock.

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

Issuer Repurchases of Equity Securities

The following table presents the information with respect to purchases made by or on behalf of Surmodics, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of fiscal 2023:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period:
July 1 – 31, 2023	183	$31.41	—	$25,300,000
August 1 – 31, 2023	552	32.63	—	25,300,000
September 1 – 30, 2023	175	32.44	—	25,300,000
Total	910	32.35	—
(1)
All shares reported were delivered by employees in connection with the satisfaction of tax withholding obligations related to the vesting of shares of restricted stock.

Stock Performance Chart

The following chart compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the Nasdaq US Benchmark Total Return Index (our broad equity market index) and the Nasdaq Medical Supplies Total Return Index (our published industry index). The comparisons assume $100 was invested on September 30, 2018 and assume reinvestment of dividends.

$100 investment in stock or index	Ticker	9/30/2018	9/30/2019	9/30/2020	9/30/2021	9/30/2022	9/30/2023
Surmodics	SRDX	$100.00	$61.27	$52.12	$74.48	$40.72	$42.80
Nasdaq US Benchmark Total Return Index	NQUSBT	100.00	103.16	119.11	157.25	128.93	155.42
Nasdaq Medical Supplies Total Return Index	NQUSB20102015T	100.00	103.42	121.24	162.97	104.55	115.93

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

Highlighted below are select medical device products within our development pipeline that are our focus for development and commercialization efforts. For both our thrombectomy and radial access platforms, we are pursuing commercialization via a direct sales strategy leveraging a small team of experienced sales professionals and clinical specialists. Beginning in fiscal 2022, we began to see modest, but meaningful and growing revenue associated with the adoption, utilization and sales of our Pounce™ and Sublime™ platform products.

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

In June 2023, the SurVeil DCB received FDA premarket approval (“PMA”) and may now be marketed and sold in the U.S. by our exclusive distribution partner, Abbott. The SurVeil DCB also has the necessary regulatory approval for commercialization in the E.U. Under the Abbott Agreement, Abbott has the right to purchase commercial units of the SurVeil DCB from Surmodics. Upon shipment of SurVeil DCB units to Abbott, Surmodics will recognize product revenue, which will include (i) an agreed-upon transfer price, and (ii) a share of net profits resulting from product sales by Abbott to third parties. Abbott has discretion as to when to begin commercialization in the U.S., which is expected to occur in the first half of calendar 2024. In the first quarter of fiscal 2024, we commenced shipment of commercial units of the SurVeil DCB product to Abbott.

•
SundanceTM DCB is a sirolimus-coated DCB used for the treatment of below-the-knee PAD. We completed six-month patient follow-up visits in the fourth quarter of fiscal 2021 for the SWING first-in-human, 35-patient clinical study of our Sundance DCB. SWING study data at 24 months have demonstrated an excellent safety profile and promising signals of potential performance. We continue to evaluate our strategy for further clinical investment in the Sundance DCB based on the experience we have gained from the PMA application process for the SurVeil DCB.

Pounce Thrombectomy Platform

We have successfully developed, internally and through acquisitions, multiple U.S. Food and Drug Administration ("FDA" or the “Agency”) 510(k)-cleared mechanical thrombectomy devices for the non-surgical removal of thrombi and emboli (clots) from the peripheral vasculature. In addition to FDA clearance, our Pounce Venous Thrombectomy System has received the Conformité Européenne Mark (“CE Mark”) approval prerequisite for commercialization in the European Union (”E.U.”). We believe that the ease of use, intuitive design and efficient performance of our thrombectomy products make these devices viable first-line treatment options for interventionalists. These devices include:

•
Pounce Arterial Thrombectomy System for the removal of clots from arteries in the peripheral vasculature associated with peripheral arterial disease (“PAD”). Commercial sales began in the first quarter of fiscal 2022.

In the third quarter of fiscal 2023, the low-profile (LP) model of the Pounce Arterial Thrombectomy System received FDA 510(k) regulatory clearance, which will allow for clot removal in below-the-knee peripheral arteries (2 mm to 4 mm in diameter), expanding the addressable market for the Pounce platform. Limited market evaluations for the Pounce LP device and transition to commercial launch are targeted for fiscal 2024.

•
Pounce Venous Thrombectomy System for the removal of clots from veins in the peripheral vasculature generally associated with venous thromboembolism (”VTE”). We conducted limited market evaluations of the Pounce Venous Thrombectomy System in fiscal 2023 to obtain physician feedback across a variety of cases and clinical conditions. Completion of limited market evaluations for the Pounce Venous Thrombectomy System and transition to commercial launch are targeted for fiscal 2024.

Sublime Radial Access Platform

We have successfully developed and received FDA 510(k) regulatory clearance for a suite of devices that enable vascular intervention via radial (wrist) access for which commercial sales began in the first quarter of fiscal 2022. These devices include:

•
Sublime guide sheath to provide the conduit for peripheral intervention with an access point at the wrist that enables treatment all the way to the pedal loop of the foot.
•
Sublime .014 RX PTA dilatation catheter for treatment of lesions in arteries below the knee all the way to the patient’s foot and around the pedal loop.
•
Sublime .018 RX PTA dilatation catheter for treatment of lesions in arteries above and below the knee.
•
Sublime microcatheter, peripheral microcatheters with multiple configurations (compatible with .014, .018 and .035 guidewires) for access to arterial lesions above and below the knee using radial, femoral, or alternate access site approaches. Limited market evaluations of the Sublime microcatheter began in the third quarter of fiscal 2023 and are expected to continue in fiscal 2024.

For more information regarding our product development and commercialization strategy, see Part I, Item 1 of this Annual Report on Form 10-K.

Performance Coatings – Preside™ Hydrophilic Coatings

In October 2023, we announced the commercial launch of our most advanced hydrophilic medical device coating technology, Preside hydrophilic coatings. Preside hydrophilic coatings complement our existing Serene™ hydrophilic coatings by providing customers with a unique low-friction and low-particulate generation coating to further enhance distal access for neuro-vascular applications, as well as improved crossing for challenging coronary lesions or chronic total occlusions. Preside hydrophilic coatings are specifically formulated to meet the challenge of achieving the right balance of enhanced lubricity (reduction in friction) and excellent coating durability (resulting in low particulates) for the next-generation of neurovascular, coronary and peripheral vascular devices. Our Preside and Serene hydrophilic coatings both allow customers to leverage their existing coating process to apply these innovative surface treatments.

CARES Act Employee Retention Credit

In fiscal 2021, a benefit of $3.6 million was recorded to reduce operating costs and expenses as a result of our eligibility for the employee retention credit under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") enacted in March 2020. This $3.6 million benefit in fiscal 2021 reflects anticipated reimbursement of personnel expenses we incurred in fiscal 2021 and 2020 and provided a $0.5 million benefit to product costs, a $2.2 million benefit to research and development (“R&D”) expense, and a $0.9 million benefit to selling, general and administrative (“SG&A”) expense. As of September 30, 2023, our application for CARES Act reimbursement was still being processed by the U.S. Internal Revenue Service.

Results of Operations

Fiscal Years Ended September 30, 2023, 2022 and 2021

Revenue. Fiscal 2023 revenue was $132.6 million, a $32.6 million or 33% increase from fiscal 2022 revenue. Fiscal 2022 revenue was $100.0 million, a $5.2 million or 5% decrease from fiscal 2021 revenue. The following is a summary of revenue streams within each reportable segment.

	Fiscal Year			Increase/(Decrease)		Increase/(Decrease)
(Dollars in thousands)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Medical Device
Product sales	$34,126	$27,930	$21,777	$6,196	22%	$6,153	28%
Royalties & license fees – performance coatings	32,812	30,547	31,007	2,265	7%	(460)	(1)%
License fees – SurVeil DCB	29,586	5,701	16,049	23,885	419%	(10,348)	(64)%
R&D and other	9,259	8,211	9,420	1,048	13%	(1,209)	(13)%
Medical Device Revenue	105,783	72,389	78,253	33,394	46%	(5,864)	(7)%
In Vitro Diagnostics
Product sales	26,488	26,691	24,701	(203)	(1)%	1,990	8%
R&D and other	313	871	2,182	(558)	(64)%	(1,311)	(60)%
In Vitro Diagnostics Revenue	26,801	27,562	26,883	(761)	(3)%	679	3%
Total Revenue	$132,584	$99,951	$105,136	$32,633	33%	$(5,185)	(5)%

Medical Device. Revenue in our Medical Device segment was $105.8 million in fiscal 2023, a 46% increase from $72.4 million in fiscal 2022, primarily driven by higher SurVeil DCB license fee revenue and broad-based product sales growth.

•
Medical Device product revenue increased 22% to $34.1 million in fiscal 2023, compared to $27.9 million in fiscal 2022. Product sales growth was primarily driven by increased sales of our Pounce thrombectomy and Sublime radial access platforms, performance coating reagents, and contract-manufactured balloon catheters, partly offset by decreased sales of proprietary specialty catheters due to the completion of a customer development program.
•
Performance coating royalties and license fee revenue increased 7% to $32.8 million in fiscal 2023, compared to $30.5 million in fiscal 2022, driven by primarily by growth from customers utilizing our Serene™ coating. In addition, fiscal 2023 performance coating royalties and license fee revenue was impacted by macroeconomic factors to a lesser degree relative to the prior-year. Macroeconomic factors include pressure on procedure volumes from hospital capacity constraints and customer supply chain disruptions, as well as by customer devices maturing through their product life cycles.
•
SurVeil DCB license fee revenue under the Abbott Agreement was $29.6 million in fiscal 2023, compared to $5.7 million in fiscal 2022. In fiscal 2023, we received a $27.0 million milestone payment from Abbott upon receipt of PMA from the FDA for the SurVeil DCB, of which $25.0 million was recognized as revenue in the period.
•
Medical Device R&D and other revenue increased 13% to $9.3 million in fiscal 2023, compared to $8.2 million in fiscal 2022, driven by increased volume of performance coating services.

Medical Device. Revenue in our Medical Device segment was $72.4 million in fiscal 2022, a 7% decrease from $78.3 million in fiscal 2021, primarily driven by lower SurVeil DCB license fee revenue, partly offset by broad-based product sales growth.

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
•
Performance coating royalties and license fee revenue decreased 1% to $30.5 million in fiscal 2022, compared to $31.0 million in fiscal 2021. In fiscal 2022, performance coating royalties and license fee revenue continued to benefit from solid growth from customers utilizing our Serene™ coating. This was more than offset by several macroeconomic factors, including pressure on procedure volumes from hospital capacity constraints and customer supply chain disruptions, as well as by customer devices maturing through their product life cycles.
•
SurVeil DCB license fee revenue under the Abbott Agreement decreased to $5.7 million in fiscal 2022, compared to $16.0 million in fiscal 2021, primarily due to revenue recognition on a fiscal 2021 milestone payment. In fiscal 2021, a $15.0 million milestone payment was received, on which $1.4 million and $11.3 million in revenue was recognized in fiscal 2022 and 2021, respectively.

•
Medical Device R&D and other revenue decreased 13% to $8.2 million in fiscal 2022, compared to $9.4 million in fiscal 2021, driven by lower coating services volume from supply chain challenges related to customer-supplied components.

In Vitro Diagnostics. Revenue in our IVD segment was $26.8 million in fiscal 2023, a 3% decrease from $27.6 million in fiscal 2022, driven primarily by lower R&D and other revenue and product revenue.

•
IVD product revenue decreased 1% to $26.5 million, compared to $26.7 million in fiscal 2022, primarily driven by active management of inventory levels by certain customers. Sales of distributed antigen and protein stabilizer products declined year-over-year, partly offset by growth in sales of microarray slide/surface products.
•
IVD R&D and other revenue was $0.3 million in fiscal 2023, a decrease of $0.6 million compared to $0.9 million in fiscal 2022, driven by the completion of a customer development program.

Revenue in our IVD segment was $27.6 million in fiscal 2022, a 3% increase from $26.9 million in fiscal 2021, driven primarily by broad-based product sales growth, partly offset by lower R&D and other revenue.

•
IVD product revenue increased 8% to $26.7 million in fiscal 2022, compared to $24.7 million in fiscal 2021. Sales growth year-over-year was broad-based, with increased sales across our portfolio of protein stabilization, distributed antigen, colorimetric substrate, and microarray slide/surface products.
•
IVD R&D and other revenue was $0.9 million in fiscal 2022, a decrease of $1.3 million compared to $2.2 million in fiscal 2021, driven by the completion of a customer development program.

Operating Costs and Expenses. Product sales, product costs, product gross profit, product gross margin, and operating costs and expenses were as follows:

	Fiscal Year			Increase/(Decrease)		Increase/(Decrease)
(Dollars in thousands)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Product sales	$60,614	$54,621	$46,478	$5,993	11%	$8,143	18%
Product costs	24,965	20,342	17,177	4,623	23%	3,165	18%
Product gross profit (1)	35,649	34,279	29,301	1,370	4%	4,978	17%
% Product gross margin (2)	58.8%	62.8%	63.0%	(4.0)	ppt	(0.2)	ppt
Research and development	46,595	50,609	46,734	(4,014)	(8)%	3,875	8%
% Total revenue	35%	51%	45%
Selling, general and administrative	51,884	46,935	30,677	4,949	11%	16,258	53%
% Total revenue	39%	47%	29%
Acquired intangible asset amortization	3,537	4,150	2,793	(613)	(15)%	1,357	49%
Restructuring expense	1,282	—	—	1,282		—
Contingent consideration (gain) expense	(829)	12	3	(841)		9
Acquisition transaction, integration and other costs	—	—	1,049	—		(1,049)
(1)
Product gross profit is defined as product sales less related product costs.
(2)
Product gross margin is defined as product gross profit as a percentage of product sales.

Product gross margins. Product gross margins were 58.8%, 62.8% and 63.0% in fiscal 2023, 2022 and 2021, respectively.

•
Fiscal 2023 product gross margin was 58.8%, compared to 62.8% in the prior year. The decrease in product gross margin was primarily driven by the adverse mix impact from increased device product sales, which have lower product gross margins from under-absorption and production inefficiencies, including expiration of inventory, associated with low production volumes during the scale-up phase following initial commercialization. In fiscal 2024, product gross margins may continue to be adversely impacted by the shift in revenue mix towards sales of medical devices at relatively lower margins, particularly during the scale-up phase after initial commercialization.
•
Fiscal 2022 product gross margin of 62.8% was comparable to the prior year. The benefit to fiscal 2022 product gross margin from leverage on higher sales volume was offset by the adverse mix impact from recent product introductions, which have lower product gross margins due to low production volumes.

Research and development expense. R&D expense was $46.6 million, $50.6 million and $46.7 million in fiscal 2023, 2022 and 2021, respectively.

•
Fiscal 2023 R&D expense decreased by $4.0 million year-over-year and was 35% of revenue, compared to 51% of revenue in fiscal 2022. The decline in R&D expense as a percentage of revenue reflects the impact of higher revenue in fiscal 2023, principally from the $25.0 million in SurVeil DCB license fee revenue recognized in the period upon receipt of the $27.0 million SurVeil DCB PMA milestone payment under the Abbott Agreement. In the second quarter of fiscal 2023, we initiated a spending reduction plan, including a workforce restructuring, to refocus our investments in product development to prioritize progress primarily on our near-term growth opportunities, which was the primary driver of the year-over-year decrease in R&D expense. For both fiscal 2023 and 2022, R&D expense reflected continued investment in medical device product development, including in our Pounce thrombectomy and Sublime radial access product platforms and costs associated with our SurVeil DCB.
•
Fiscal 2022 R&D expense increased by $3.9 million year-over-year and was 51% of revenue, compared to 45% of revenue in fiscal 2021. Fiscal 2021 R&D expense included a benefit of $2.2 million associated with the employee retention credit under the CARES Act. The fourth quarter fiscal 2021 Vetex acquisition added $1.2 million in R&D expense in fiscal 2022, compared to the prior year.

Selling, general and administrative expense. SG&A expense was $51.9 million, $46.9 million and $30.7 million in fiscal 2023, 2022 and 2021, respectively.

•
Fiscal 2023 SG&A expense increased by $4.9 million year-over-year and was 39% of revenue, compared to 47% of revenue in fiscal 2022. The decline in SG&A expense as a percentage of revenue reflects the impact of higher revenue in fiscal 2023, principally from the $25.0 million in SurVeil DCB license fee revenue recognized in fiscal 2023 upon receipt of the $27.0 million SurVeil DCB PMA milestone payment under the Abbott Agreement. In fiscal 2023, the year-over-year increase in SG&A expense was primarily driven by increased compensation and sales and marketing expenses. We expect SG&A expense to increase by approximately $2.0 million to $3.0 million in fiscal 2024, compared to fiscal 2023, primarily due to investments in our commercial organization.
•
Fiscal 2022 SG&A expense increased by $16.3 million year-over-year and was 47% of revenue, compared to 29% of revenue in fiscal 2021. In fiscal 2022, we established a medical device direct salesforce to support the fiscal 2022 commercialization of our Pounce and Sublime product platforms.

Acquired intangible asset amortization. We have previously acquired certain intangible assets through business combinations, which are amortized over periods ranging from seven to 14 years. In fiscal 2023, acquired intangible asset amortization declined compared to the prior year primarily as the result of certain intangible assets having been fully amortized. In fiscal 2022, acquired intangible asset amortization increased compared to the prior year primarily due to a full year of amortization for the Vetex developed technology acquired in the fourth quarter of fiscal 2021.

Restructuring expense. In the second quarter of fiscal 2023, we initiated a spending reduction plan intended to preserve capital and more closely align our capital allocation priorities with our strategic objectives, which included a workforce restructuring in our Medical Device segment. As a result, in fiscal 2023, we recorded $1.3 million in severance and related charges in restructuring expense, all of which was paid in fiscal 2023.

Contingent consideration (gain) expense. In fiscal 2023, we reported a $(0.8) million gain from the fair value adjustment of acquisition-related contingent consideration liabilities. (Gain) expense recognized is related to changes in the probability and timing of achieving certain contractual milestones, as well as accretion expense for the passage of time.

Acquisition transaction, integration and other costs. In fiscal 2021, we incurred $1.0 million in legal, accounting and other due diligence costs specifically related to the acquisition of Vetex.

Other expense, net. Major classifications of other expense were as follows:

	Fiscal Year
(In thousands)	2023	2022	2021
Interest expense, net	$(3,489)	$(598)	$(310)
Foreign exchange (loss) gain	(251)	103	(170)
Investment income, net	1,077	99	123
Other expense, net	$(2,663)	$(396)	$(357)

In fiscal 2023, the increase in interest expense, net compared to the prior year was primarily due to increased borrowings and higher interest rates. In fiscal 2022, the increase in interest expense, net compared to the prior year was primarily due to higher interest rates. Foreign currency exchange (losses) gains result primarily from the impact of U.S. dollar to Euro exchange rate fluctuations on certain intercompany transactions and balances. In fiscal 2023, investment income, net increased compared to the prior year due to the increase in the balance of cash equivalents and available-for-sale investments, as well as higher interest rates.

Income tax expense. We reported income tax expense of $(4.0) million, $(4.8) million and $(2.1) million in fiscal 2023, 2022 and 2021, respectively. Our effective tax rate was 162%, (21)% and 33% in fiscal 2023, 2022 and 2021, respectively.

•
Beginning in our fiscal 2023, certain R&D costs are required to be capitalized and amortized over a five-year period under the Tax Cuts and Jobs Act enacted in December 2017. This change, along with fiscal 2023 income before taxes compared to fiscal 2022 loss before taxes, impacted U.S. federal and state income tax expense and cash taxes paid in fiscal 2023.
•
In the fourth quarter of fiscal 2022, we established a full valuation allowance against U.S. net deferred tax assets as of September 30, 2022, resulting in a non-cash charge to income tax expense of $10.2 million. In fiscal 2023, we maintained the full valuation allowance against our net U.S. deferred tax assets. As a result of the full valuation allowance, in fiscal 2023, we are no longer recording a tax benefit associated with U.S. pre-tax losses and incremental deferred tax assets. A valuation allowance is required to be recognized against deferred tax assets if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that all or a portion of such assets will not be realized. The relevant guidance weighs available evidence such as historical cumulative taxable income (losses) more heavily than future profitability. The valuation allowance has no impact on the availability of U.S. net deferred tax assets to offset future tax liabilities.
•
Recurring items cause our effective tax rate to differ from the U.S. federal statutory rate of 21%, including foreign-derived intangible income (“FDII”) deductions in the U.S., U.S. federal and Irish R&D credits, Irish and U.S. state tax rates, and excess tax benefits associated with stock-based compensation.
•
In fiscal 2021, our effective tax rate differed from the U.S. federal statutory rate due to the remeasurement of deferred tax assets and liabilities associated with the CARES Act. Under the temporary provisions of the CARES Act, net operating loss (“NOL”) carryforwards and carrybacks could offset 100% of taxable income for taxable years beginning before 2021. In addition, NOLs arising in 2018, 2019 and 2020 taxable years could be carried back to each of the preceding five years to generate a refund.

Segment Operating Results

Operating results for each of our reportable segments were as follows:

	Fiscal Year			Increase/(Decrease)
(In thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Operating income (loss):
Medical Device	$5,084	$(22,923)	$4,683	$28,007	$(27,606)
In Vitro Diagnostics	12,637	13,073	13,770	(436)	(697)
Total segment operating income (loss)	17,721	(9,850)	18,453	27,571	(28,303)
Corporate	(12,571)	(12,247)	(11,750)	(324)	(497)
Total operating income (loss)	$5,150	$(22,097)	$6,703	$27,247	$(28,800)

Medical Device. Our Medical Device business reported operating income of $5.1 million in fiscal 2023, compared to an operating loss of $(22.9) million in fiscal 2022, representing 5% and (32)% of Medical Device revenue in fiscal 2023 and 2022, respectively.

•
SurVeil DCB license fee revenue increased $23.9 million year-over-year in fiscal 2023. In fiscal 2023, we received a $27.0 million milestone payment from Abbott upon receipt of PMA from the FDA for the SurVeil DCB, of which $25.0 million was recognized as revenue in the period.
•
Performance coating royalties and license fee revenue increased $2.3 million year-over-year in fiscal 2023, primarily driven by growth from customers utilizing our Serene™ coating and the diminished impact of macroeconomic factors on procedure volumes.
•
Medical Device product gross profit increased $1.5 million year-over-year in fiscal 2023 on increased product revenue, and product gross margins were 52.9% and 59.2% for fiscal 2023 and 2022, respectively. The decrease in product gross margin was primarily driven by the adverse mix impact from increased device product sales, which have lower product gross margins from under-absorption and production inefficiencies, including expiration of inventory, associated with low production volumes during the scale-up phase following initial commercialization.

•
Medical Device operating expenses, excluding product costs, increased $0.7 million year-over-year in fiscal 2023. Fiscal 2023 included $1.3 million in severance-related restructuring expense as the result of a workforce restructuring, partly offset by a $(0.8) million gain from the fair value adjustment of acquisition-related contingent consideration. SG&A expense in the Medical Device business increased $3.5 million year-over-year in fiscal 2023, primarily driven by increased compensation and sales and marketing expenses. R&D expenditures in our Medical Device segment declined year-over-year in fiscal 2023, driven primarily by the spending reduction plan implemented in the second quarter of fiscal 2023. The spending reduction plan, which included a workforce restructuring, was designed to refocus our investments in product development to prioritize progress primarily on our near-term growth opportunities. For both fiscal 2023 and 2022, R&D expense reflected continued investment in medical device product development, including in our Pounce thrombectomy and Sublime radial access product platforms and costs associated with our SurVeil DCB.

In fiscal 2022, our Medical Device business reported an operating loss of $(22.9) million, compared to operating income of $4.7 million in fiscal 2021, representing (32)% and 6% of Medical Device revenue in fiscal 2022 and 2021, respectively.

•
Medical Device operating expenses, excluding product costs, increased $19.5 million year-over-year in fiscal 2022. SG&A expense in the Medical Device business increased $14.8 million year-over-year in fiscal 2022 as we established a medical device direct salesforce to support the fiscal 2022 commercialization of our Pounce and Sublime product platforms. The fiscal 2021 Vetex acquisition added $2.7 million in R&D expense and acquired intangible asset amortization in fiscal 2022. In addition, the fiscal 2021 period included a benefit of $2.4 million to operating expenses, excluding product costs, associated with the employee retention credit under the CARES Act.
•
SurVeil DCB license fee revenue decreased $10.3 million in fiscal 2022, compared to the prior year, as a result of the $15.0 million milestone payment received in fiscal 2021.
•
Performance coating royalties and license fee revenue decreased $0.5 million in fiscal 2022, compared to the prior year. In fiscal 2022, performance coating royalties and license fee revenue continued to benefit from solid growth from customers utilizing our Serene™ coating. This was more than offset by several macroeconomic factors, including pressure on procedure volumes from hospital capacity constraints and customer supply chain disruptions, as well as by customer devices maturing through their product life cycles.
•
Medical Device product gross profit increased $3.9 million year-over-year in fiscal 2022, and product gross margins were 59.2% and 58.0% for fiscal 2022 and 2021, respectively. Fiscal 2021 product gross margins were adversely impacted by $0.7 million in product cost charges related to a product replacement matter. The benefit to fiscal 2022 product gross margin from leverage on higher sales volume was offset by the adverse mix impact from new product introductions, which had lower product gross margins due to low production volumes.

In Vitro Diagnostics. Our IVD business reported operating income of $12.6 million in fiscal 2023, a decrease of 3% or $0.4 million compared to fiscal 2022. IVD operating income was 47% of revenue in both fiscal 2023 and 2022.

•
R&D and other revenue decreased $0.6 million in fiscal 2023, compared to the prior year, due to the completion of a customer development program.
•
IVD product gross profit decreased 1%, or $0.1 million, in fiscal 2023, compared to the prior year, on decreased product sales volume. IVD product gross margins were 66.4% and 66.5% for fiscal 2023 and 2022, respectively.
•
IVD operating costs and expenses, excluding product costs, decreased $0.3 million in fiscal 2023, compared to the prior year.

In fiscal 2022, our IVD business reported operating income of $13.1 million, a decrease of 5% or $0.7 million compared to fiscal 2021. IVD operating income was 47% and 51% of revenue in fiscal 2022 and 2021, respectively.

•
R&D and other revenue decreased $1.3 million in fiscal 2022, compared to the prior year, due to the completion of a customer development program.
•
IVD operating costs and expenses, excluding product costs, increased $0.5 million in fiscal 2022, compared to the prior year. Fiscal 2021 IVD operating costs and expenses, excluding product costs, included a $0.5 million benefit associated with the employee retention credit under the CARES Act.
•
IVD gross profit increased 6% or $1.1 million in fiscal 2022, compared to the prior year. IVD product gross margins were 66.5% and 67.5% for fiscal 2022 and 2021, respectively. Fiscal 2021 product gross profit included a $0.2 million benefit associated with the employee retention credit under the CARES Act. Fiscal 2022 gross margin was unfavorably impacted by a shift in revenue mix towards distributed antigen products with relatively lower gross margins, partly offset by the favorable impact of leverage on revenue growth.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive management, corporate accounting, legal, information technology, human resources and Board of Directors related fees and expenses, which we do not fully allocate to the Medical Device and IVD segments. Corporate also includes expenses, such as acquisition-related costs and litigation, which are not specific to a segment and thus not allocated to our reportable segments. The unallocated Corporate expense operating loss was $(12.6) million, $(12.2) million and $(11.8) million in fiscal 2023, 2022 and 2021, respectively. The year-over-year increase in Corporate expense in fiscal 2023 of $0.4 million, or 3%, was primarily related to increased compensation expenses. In fiscal 2022, the year-over-year increase in Corporate expense of $0.5 million, or 4%, was primarily related to increased compensation and facilities expenses.

Cash Flow Operating Results

The following is a summary of cash flow results:

	Fiscal Year
(In thousands)	2023	2022	2021
Cash provided by (used in)
Operating activities	$10,514	$(17,223)	$15,389
Investing activities	(6,822)	6,230	(25,238)
Financing activities	18,406	(375)	10,227
Effect of exchange rates on changes in cash and cash equivalents	323	(787)	(10)
Net change in cash and cash equivalents	$22,421	$(12,155)	$368

Operating Activities. Cash provided by (used in) operating activities totaled $10.5 million, $(17.2) million and $15.4 million in fiscal 2023, 2022 and 2021, respectively. During fiscal 2023, 2022 and 2021, we reported net (loss) income of $(1.5) million, $(27.3) million and $4.2 million, respectively. Net changes in operating assets and liabilities reduced cash flows from operating activities by $(4.2) million, $(12.3) million and $(4.9) million in fiscal 2023, 2022 and 2021, respectively.

Significant changes in operating assets and liabilities affecting cash flows during fiscal 2023, 2022 and 2021 included:

•
Cash used in deferred revenue was $(2.5) million, $(5.7) million and $(1.0) million in fiscal 2023, 2022 and 2021, respectively. This was driven by the timing of the receipt of SurVeil DCB upfront and milestone payments from Abbott which totaled $27.0 million, $0.0 million and $15.0 million in fiscal 2023, 2022 and 2021, respectively, offset by SurVeil DCB license fee revenue recognition of $29.6 million, $5.7 million and $16.0 million in fiscal 2023, 2022 and 2021, respectively.
•
Cash used in inventories was $(3.0) million, $(5.1) million and $(0.8) million in fiscal 2023, 2022 and 2021, respectively. Fiscal 2023 and 2022 cash used in inventories was primarily driven by the commercialization of Pounce and Sublime product platforms in our Medical Device business. In fiscal 2023, cash used in inventories was also driven by commercial readiness activities for the launch of the SurVeil DCB product by our exclusive distribution partner, Abbott, following receipt of FDA approval in June 2023. In fiscal 2022, prudent management of safety stock to mitigate supply chain risks also contributed to cash used in inventories.
•
In addition, income taxes affected the change in operating assets and liabilities. Cash provided by income taxes was $3.4 million in fiscal 2023 driven primarily by the receipt of a $2.3 million tax refund under the CARES Act. In fiscal 2022 and 2021, cash (used in) provided by income taxes was $(1.0) million and $0.2 million, respectively.

Investing Activities. Cash (used in) provided by investing activities was $(6.8) million, $6.2 million and $(25.2) million in fiscal 2023, 2022 and 2021, respectively.

•
We invested $2.9 million, $3.4 million and $5.3 million in property and equipment in fiscal 2023, 2022 and 2021, respectively.
•
Net purchases and maturities of available-for-sale investments were a (use) source of cash totaling $(3.9) million, $9.6 million and $20.6 million in fiscal 2023, 2022 and 2021, respectively.
•
In fiscal 2021, we invested $39.6 million in the acquisition of Vetex, which represented the upfront cash payment of $39.9 million net of acquired cash.

Financing Activities. Cash provided by (used in) financing activities totaled $18.4 million, $(0.4) million and $10.2 million in fiscal 2023, 2022 and 2021, respectively.

•
In fiscal 2023, the Company entered into a new, five-year secured credit agreement with MidCap Funding IV Trust, as agent, and MidCap Financial Trust, as term loan servicer and the lenders from time to time party thereto (together, “MidCap”). The Company drew $25 million on the term loan and $5 million on the revolving credit facility at close. These proceeds were partially used to retire the Company’s existing revolving credit facility with Bridgewater Bank, of which $10 million was outstanding, as well as to pay a total of $1.0 million in debt issuance costs, including fees to MidCap and legal and other expenses directly associated with the financing transaction.
•
In fiscal 2023, 2022 and 2021, we paid $0.9 million, $1.1 million and $2.8 million, respectively, to purchase common stock to pay employee taxes resulting from the exercise of stock options and vesting of other stock awards.
•
In fiscal 2023, 2022 and 2021, we generated $1.3 million, $1.2 million and $3.1 million, respectively, from the sale of common stock related to our stock-based compensation plans.
•
In fiscal 2023, 2022 and 2021, we paid $1.0 million, $0.5 million and $0.2 million, respectively, for acquisition of in-process R&D.
•
In fiscal 2021, we funded the Vetex acquisition, in part, from $10 million in borrowings on the $25 million revolving credit facility we had in place during the period.

Liquidity and Capital Resources

As of September 30, 2023, working capital totaled $62.7 million, an increase of $37.2 million from September 30, 2022. We define working capital as current assets minus current liabilities. Cash and cash equivalents and available-for-sale investments totaled $45.4 million as of September 30, 2023, an increase of $26.4 million from $19.0 million as of September 30, 2022.

The Company proactively manages its access to capital to support liquidity and continued growth. On October 14, 2022, Surmodics entered into a new, five-year secured credit agreement with MidCap, consisting of up to $100 million in term loans ($25 million of which is at the sole discretion of MidCap) and a $25 million revolving credit facility. At close, the Company drew $25 million on the term loan and $5 million on the revolving credit facility. These proceeds were partially used to retire the Company’s then existing $25 million revolving credit facility with Bridgewater Bank, of which $10 million was outstanding. Upon closing in October 2022, the Company’s cash balance increased by $19.3 million. In fiscal 2024, the Company expects total interest expense under the credit agreement with MidCap to be approximately $3.5 million.

•
Revolving Credit Facility. Surmodics has access to a revolving credit facility, which provides for maximum availability of $25 million, subject to a borrowing base. As of September 30, 2023, the outstanding balance on the revolving credit facility was $5 million. As of September 30, 2023, additional, incremental availability on the revolving credit facility was approximately $10.7 million, based on borrowing base eligibility requirements consisting primarily of the Company’s inventory and receivable balances. The revolving credit facility has an annual interest rate equal to 3.00% plus the greater of Term SOFR (as defined in the credit agreement) or 1.50%, and has a maturity date of October 1, 2027.
•
Term Loan. Surmodics has access to additional draws on the term loan if certain conditions are met. As of September 30, 2023, the outstanding principal on the term loan was $25 million. Additional draws on the term loan may be made in increments of at least $10 million, up to a total of $50 million through December 31, 2024 subject to certain conditions, including having no less than $60 million of core net revenue on a rolling four-quarter basis. An additional tranche of up to $25 million may be available through December 31, 2024 at MidCap’s sole discretion. The credit agreement with MidCap calls for interest-only payments on the term loan over the first four years, which can be extended to five years if certain criteria are met. The Company has entered into an interest rate swap arrangement with Wells Fargo, whereby the initial $25 million borrowing on the term loan’s variable base rate was fixed at 10.205% per annum for the five-year loan term. The term loan has a maturity date of October 1, 2027.

As of September 30, 2023, the Company’s shelf registration statement with the SEC allows the Company to offer potentially up to $200 million in debt securities, common stock, preferred stock, warrants, and other securities or any such combination of such securities in amounts, at prices, and on terms announced if and when the securities are ever offered. This shelf registration statement expires in May 2026.

In the second quarter of fiscal 2023, we initiated a spending reduction plan intended to preserve capital and more closely align our capital allocation priorities with our strategic objectives, which included a workforce restructuring that reduced our workforce by approximately 12%. As a result, we reported $1.3 million in restructuring expense for severance and related charges in fiscal 2023, all of which was paid in the period.

In June 2023, the SurVeil DCB received FDA premarket approval and may now be marketed and sold in the U.S. by our exclusive distribution partner, Abbott. We received a $27.0 million milestone payment from Abbott in fiscal 2023, of which $25.0 million was recognized as revenue during the period. Under the Abbott Agreement, Abbott has the right to purchase commercial units from us. Upon shipment of SurVeil DCB units to Abbott, Surmodics will recognize product revenue, which will include (i) an agreed-upon transfer price, and (ii) a share of net profits resulting from product sales by Abbott to third parties. Abbott has discretion as to when to begin commercialization in the U.S., which is expected to occur in the first half of calendar 2024.

In fiscal 2024, we anticipate an increase in SG&A expenditures of between $2 million and $3 million, as well as an increase in capital expenditures. We also anticipate R&D expenses will continue to be significant in fiscal 2024, primarily related to medical device product development, including continued investment in our Pounce and Sublime product platforms. We believe that our existing cash and cash equivalents and available-for-sale investments, which totaled $45.4 million as of September 30, 2023, together with cash flow from operations and our revolving credit facility and term loans, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for fiscal 2024. There can be no assurance, however, that our business will continue to generate cash flows at historic levels.

Beyond fiscal 2024, our cash requirements will depend extensively on the timing of market introduction and extent of market acceptance of products in our medical device product portfolio and the commercial launch of the SurVeil DCB by Abbott, our exclusive distribution partner for the product. Our long-term cash requirements also will be significantly impacted by the level of our investment in commercialization of our vascular intervention device products and whether we make future corporate transactions. We cannot accurately predict our long-term cash requirements at this time. We may seek additional sources of liquidity and capital resources, including through borrowing, debt or equity financing or corporate transactions to generate cashflow. There can be no assurance that such transactions will be available to us on favorable terms, if at all.

Below is a summary of short-term and long-term anticipated cash requirements under contractual obligations existing as of September 30, 2023.

	September 30, 2023
(In millions)	Total	Fiscal 2024	After Fiscal 2024
Operating leases (1)	$5.3	$1.2	$4.1
Asset acquisition & business combination obligations (2)	4.4	2.7	1.7
Clinical trial CRO obligations (3)	1.7	1.1	0.6
Total gross value	$11.4	$5.0	$6.4
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

For additional information regarding the above obligations, see Notes 2, 11 and 13 to the consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

As of September 30, 2023, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Share Repurchase Authorization

Our Board of Directors has authorized the repurchase of up to an additional $25.3 million of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorization has no fixed expiration date. However, our credit agreement with MidCap restricts us from acquiring outstanding shares of the Company’s common stock. We did not repurchase any shares of our common stock under this authorization in fiscal 2023.

Customer Concentrations

Revenue from customers that equaled or exceeded 10% of total revenue was as follows:

	Fiscal Year
	2023	2022	2021
Abbott	27%	11%	21%
Medtronic	10%	13%	13%

We have agreements with a diverse base of customers, and certain customers have multiple products licensed to use our technology. Abbott and Medtronic plc (“Medtronic”) are our largest customers. Abbott has several separately licensed products, including the SurVeil DCB license, which generate revenue for Surmodics. SurVeil DCB license fee revenue represented 22%, 6% and 15% of total revenue for fiscal 2023, 2022 and 2021, respectively. Apart from the SurVeil DCB license, Abbott has several separately licensed products which generate revenue for Surmodics, none of which represented more than 4% of our total revenue for fiscal 2023. Medtronic has several separately licensed products that generate royalties revenue for Surmodics, none of which represented more than 3% of our total revenue for fiscal 2023.

Our licensing agreements with many of our customers, including most of our significant customers, cover many licensed products that each separately generates royalties and license fee revenue. This structure reduces the potential risk to our operations that may result from reduced sales (or the termination of a license) of a single product for any specific customer.

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

Revenue Recognition

We license technology to medical device manufacturers (third parties) and collect royalties based on the greater of the contractual percentage of a customer’s sales of products incorporating our licensed technologies or minimum contractual royalties. Sales-based royalties revenue is recognized as our license customers sell products containing our technologies, which is generally reported to us a quarter after those sales occur. This requires us to estimate the revenue earned on these arrangements and record it prior to our customers reporting the underlying sales to us. Sales-based royalties are estimated using the most-likely amount method based on historical sales information, adjusted for known changes, such as product launches and patent expirations. We also consider macroeconomic factors affecting the medical device market. These inputs require significant management judgment and are updated quarterly. Minimum royalty fees are recognized through the non-cancellable period, which is generally 90 days, but can be up to one year. Revenue related to contingent milestones is recognized upon the achievement of the milestone, provided collectability is assured. Customer advances are accounted for as a liability (deferred revenue) until all criteria for revenue recognition have been met.

SurVeil DCB license fee revenue under our license and development agreement with Abbott is recognized as the clinical and regulatory activities are performed and control is transferred, which is measured based on actual costs incurred relative to the expected total cost of the underlying activities, which consist of the TRANSCEND clinical trial. A significant component of the cost of this trial is the cost of our outsourced clinical trial CRO consultants, which are estimated based on executed statements of work, project budgets, and patient enrollment and follow-up timing, among other things. Costs related to the clinical and regulatory activities are expensed in the period incurred. A significant change to our estimate of the costs to complete the TRANSCEND clinical trial could have a material effect on our results of operations. The total expected cost of the trial is a significant management estimate and is reviewed and assessed each reporting period. The current portion of deferred revenue on the consolidated balance sheet represents the amount of deferred revenue that is expected to be recognized over the next year, based on estimated costs to be incurred. The estimate of future license fee revenue from the Abbott Agreement will continue to be monitored and adjusted based on estimates in effect each period-end. For further disclosures related to revenue recognition, see Notes 2, 3 and 4 to the consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

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

We perform our annual assessment of goodwill for impairment as of July 1st of each fiscal year. Goodwill was not impaired in either reporting unit based on the outcome of the fiscal 2023 annual impairment test, which utilized a quantitative assessment. No goodwill impairment charges were recorded in fiscal 2023, 2022 and 2021.

With respect to definite-lived intangible assets, we periodically evaluate whether events and circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of such assets. If such events or circumstances indicate that the carrying amount of these assets may not be recoverable, management would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of the assets, we would recognize an impairment charge to reduce such assets to their fair value. In fiscal 2023, 2022 and 2021, no impairment charges were recorded related to our definite-lived intangible assets.

Income Taxes

Significant judgment is required in evaluating our tax positions and in determining income tax expense, deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. We evaluate the recoverability of deferred tax assets based on available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. Under GAAP, we establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not (defined as a likelihood of more than 50%) that all or a portion of the deferred tax assets will not be realized. In making this determination, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments (either increases or decreases) to the deferred tax asset valuation allowance are determined based upon changes in the expected realization of the net deferred tax assets. In fiscal 2022, we recorded a non-cash charge to income tax expense of $10.2 million that resulted from the establishment of a full valuation allowance against U.S. net deferred tax assets as of September 30, 2022. In fiscal 2023, we maintained the full valuation allowance against our net U.S. deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income or tax liability in either the carry-back or carry-forward periods under the tax law. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record additional adjustments to the valuation allowance in future reporting periods that could have a material effect on our results of operations.

We establish reserves for uncertain tax positions when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. Under GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50% likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when there is (i) a completion of a tax audit, (ii) effective settlement of an issue, (iii) a change in applicable tax law including a tax case or legislative guidance, or (iv) the expiration of the applicable statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our results of operations.

Business Acquisitions

We account for acquired businesses using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Accordingly, for significant items, we typically engage a third-party valuation firm. There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed in a business combination. For intangible assets, we historically have utilized the income method. The income method starts with a forecast of all of the expected future net cash flows attributable to the subject intangible asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method (or other methods) include the projected future cash flows (including timing) and the discount rate reflecting the risks inherent in the future cash flows. Estimating the useful life of an intangible asset also requires judgment. For example, different types of intangible assets will have different useful lives, influenced by the nature of the asset, competitive environment and rate of change in the industry. All of these judgments and estimates can significantly impact the determination of the amortization period of the intangible asset, and thus net income. Contingent consideration liabilities are remeasured to fair value each reporting period using discount rates, probabilities of payment and projected payment dates. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing or likelihood of achieving value-enhancing milestones and changes in discount periods and rates. Projected contingent payment amounts are discounted back to the current period using a discount cash flow model. For further disclosures related to acquisitions and contingent consideration, see Notes 2, 5 and 13 to the consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of interest-bearing corporate debt securities with varying maturity dates, which generally are less than one year. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. As of September 30, 2023, we held $3.9 million in available-for-sale debt securities with maturity dates of less than one year. Therefore, interest rate fluctuations relating to investments would have an insignificant impact on our results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements and commercial paper instruments.

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

We are exposed to increasing Euro currency risk with respect to our manufacturing operations in Ireland. In addition, the transfer price paid by Abbott for units of our SurVeil DCB product is denominated in Euros. In a period where the U.S. dollar is strengthening or weakening relative to the Euro, our revenue and expenses denominated in Euro currency are translated into U.S. dollars at a lower or higher value than they would be in an otherwise constant currency exchange rate environment. All sales transactions are denominated in U.S. dollars or Euros. We generate royalties revenue from the sale of customer products in foreign jurisdictions. Royalties generated in foreign jurisdictions by customers are converted and paid in U.S. dollars per contractual terms. Substantially all of our purchasing transactions are denominated in U.S. dollars or Euros. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Surmodics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Surmodics, Inc. and subsidiaries (the "Company") as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended September 30, 2023, and the related notes and the schedule listed in the Table of Contents at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Royalties and license fees – Q4 Sales-based Royalty Estimate — Refer to Note 2 of the financial statements

Critical Audit Matter Description

Royalty revenue consists of sales-based royalties estimates under licenses of performance coating technologies. Performance obligations under these licenses, which consist of the right to use the Company’s proprietary technology, are satisfied at a point in time corresponding with delivery of the underlying technology rights to the customer, which is generally upon transfer of the licensed technology to the customer. Sales-based royalty revenue represents variable consideration under the license agreements and is recognized in the period a customer sells products incorporating the Company’s licensed technologies. The variable consideration is generally reported to the Company in the quarter after these sales occur. The Company estimates sales-based royalty revenue earned but unpaid at each reporting period using the expected value method based on historical sales information, adjusted for known changes such as product launches and patent expirations. The Company also considers macroeconomic factors affecting the medical device market. These inputs require significant management judgment.

Given the significant judgments made by management relating to the inputs used in the expected value method to estimate the sales-based royalties earned under licenses of performance coating technologies that are earned but unpaid in the final quarter of the fiscal year, auditing such inputs required an increased extent of audit effort and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Q4 sales-based royalty estimate under licenses of performance coating technologies included the following, among others:

•
We tested the effectiveness of controls over the Q4 sales-based royalty estimate.
•
We tested management’s process through inquiries of management and inspection of the inputs used in the expected value method to understand how management developed the Q4 sales-based royalty estimate under licenses of surface modification coating technologies.
•
We evaluated and tested the expected value method inputs including historical sales information, adjustments for product launches, patent expirations, and macroeconomic factors in the Q4 sales-based royalty estimate and compared prior period management estimates to actual royalty revenue reported by customers.
•
We tested select license agreements between the Company and customers, which included inspection of quarterly reporting from customers, to evaluate the accuracy and completeness of the historical information included within the Q4 sales-based royalty estimate.
•
We tested the mathematical accuracy of the Q4 sales-based royalty estimate used for revenue recognition.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

November 22, 2023

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Surmodics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Surmodics, Inc. and subsidiaries (the “Company”) as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2023, of the Company and our report dated November 22, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

November 22, 2023

Surmodics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30,

(In thousands, except per share data)	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$41,419	$18,998
Available-for-sale securities	3,933	—
Accounts receivable, net of allowances of $80 and $81 as of September 30, 2023 and 2022, respectively	10,850	10,452
Contract assets — royalties and license fees	7,796	7,116
Inventories, net	14,839	11,819
Income tax receivable	491	2,438
Prepaids and other	7,363	6,764
Total Current Assets	86,691	57,587
Property and equipment, net	26,026	27,148
Intangible assets, net	26,206	28,145
Goodwill	42,946	40,710
Other assets	3,864	4,769
Total Assets	$185,733	$158,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,993	$3,136
Accrued liabilities:
Compensation	10,139	8,929
Accrued other	6,444	5,854
Short-term borrowings	—	10,000
Deferred revenue	4,378	4,160
Total Current Liabilities	23,954	32,079
Long-term debt, net	29,405	—
Deferred revenue, less current portion	2,400	5,088
Deferred income taxes	2,004	2,027
Other long-term liabilities	8,060	10,773
Total Liabilities	65,823	49,967
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Series A preferred stock — $.05 par value, 450 shares authorized; no shares issued and outstanding	—	—
Common stock — $.05 par value, 45,000 shares authorized; 14,155 and 14,029 shares issued and outstanding, as of September 30, 2023 and 2022, respectively	708	701
Additional paid-in capital	36,706	28,774
Accumulated other comprehensive loss	(4,759)	(9,874)
Retained earnings	87,255	88,791
Total Stockholders’ Equity	119,910	108,392
Total Liabilities and Stockholders’ Equity	$185,733	$158,359

The accompanying notes are an integral part of these consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Fiscal Year Ended September 30,

(In thousands, except per share data)	2023	2022	2021
Revenue:
Product sales	$60,614	$54,621	$46,478
Royalties and license fees	62,398	36,248	47,056
Research, development and other	9,572	9,082	11,602
Total revenue	132,584	99,951	105,136
Operating costs and expenses:
Product costs	24,965	20,342	17,177
Research and development	46,595	50,609	46,734
Selling, general and administrative	51,884	46,935	30,677
Acquired intangible asset amortization	3,537	4,150	2,793
Restructuring expense	1,282	—	—
Contingent consideration (gain) expense	(829)	12	3
Acquisition transaction, integration and other costs	—	—	1,049
Total operating costs and expenses	127,434	122,048	98,433
Operating income (loss)	5,150	(22,097)	6,703
Other expense:
Interest expense, net	(3,489)	(598)	(310)
Foreign exchange (loss) gain	(251)	103	(170)
Investment income, net	1,077	99	123
Other expense, net	(2,663)	(396)	(357)
Income (loss) before income taxes	2,487	(22,493)	6,346
Income tax expense	(4,023)	(4,781)	(2,109)
Net (loss) income	$(1,536)	$(27,274)	$4,237

Basic net (loss) income per share	$(0.11)	$(1.96)	$0.31
Diluted net (loss) income per share	$(0.11)	$(1.96)	$0.30

Weighted average number of shares outstanding:
Basic	14,031	13,916	13,765
Diluted	14,031	13,916	13,989

The accompanying notes are an integral part of these consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Fiscal Year Ended September 30,

(In thousands)	2023	2022	2021
Net (loss) income	$(1,536)	$(27,274)	$4,237
Other comprehensive income (loss):
Derivative instruments:
Unrealized net gain	260	—	—
Net gain reclassified to earnings	(77)	—	—
Net changes related to available-for-sale securities, net of tax	(6)	(1)	1
Foreign currency translation adjustments	4,938	(11,600)	(1,448)
Other comprehensive income (loss)	5,115	(11,601)	(1,447)
Comprehensive income (loss)	$3,579	$(38,875)	$2,790

The accompanying notes are an integral part of these consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Fiscal Years Ended September 30, 2023, 2022 and 2021

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at September 30, 2020	13,672	$684	$15,369	$3,174	$111,828	$131,055
Net income	—	—	—	—	4,237	4,237
Other comprehensive loss	—	—	—	(1,447)	—	(1,447)
Issuance of common stock	100	5	614	—	—	619
Common stock options exercised, net	146	7	2,502	—	—	2,509
Purchase of common stock to pay employee taxes	(19)	(1)	(2,750)	—	—	(2,751)
Stock-based compensation	—	—	5,863	—	—	5,863
Balance at September 30, 2021	13,899	695	21,598	1,727	116,065	140,085
Net loss	—	—	—	—	(27,274)	(27,274)
Other comprehensive loss	—	—	—	(11,601)	—	(11,601)
Issuance of common stock	124	6	826	—	—	832
Common stock options exercised, net	27	1	413	—	—	414
Purchase of common stock to pay employee taxes	(21)	(1)	(1,120)	—	—	(1,121)
Stock-based compensation	—	—	7,057	—	—	7,057
Balance at September 30, 2022	14,029	701	28,774	(9,874)	88,791	108,392
Net loss	—	—	—	—	(1,536)	(1,536)
Other comprehensive income	—	—	—	5,115	—	5,115
Issuance of common stock	133	7	843	—	—	850
Common stock options exercised, net	19	1	401	—	—	402
Purchase of common stock to pay employee taxes	(26)	(1)	(917)	—	—	(918)
Stock-based compensation	—	—	7,605	—	—	7,605
Balance at September 30, 2023	14,155	$708	$36,706	$(4,759)	$87,255	$119,910

The accompanying notes are an integral part of these consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Fiscal Year Ended September 30,

(In thousands)	2023	2022	2021
Operating Activities:
Net (loss) income	$(1,536)	$(27,274)	$4,237
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,522	9,142	8,017
Stock-based compensation	7,605	7,057	5,863
Noncash lease expense	652	529	308
Amortization of debt issuance costs	365	46	46
Provision for credit losses	37	5	(11)
Contingent consideration (gain) expense	(829)	12	3
Deferred taxes	(181)	5,268	1,651
Other	115	268	132
Change in operating assets and liabilities:
Accounts receivable and contract assets	(977)	(1,522)	(2,480)
Inventories	(3,020)	(5,060)	(818)
Prepaids and other	—	(665)	(2,391)
Accounts payable	(183)	1,608	264
Accrued liabilities	(1,024)	132	1,406
Income taxes	3,438	(1,069)	210
Deferred revenue	(2,470)	(5,700)	(1,048)
Net cash provided by (used in) operating activities	10,514	(17,223)	15,389
Investing Activities:
Purchases of property and equipment	(2,918)	(3,370)	(5,279)
Payment for acquisition of intangible assets	—	—	(1,000)
Purchases of available-for-sale securities	(3,904)	—	(22,723)
Maturities of available-for-sale securities	—	9,600	43,317
Purchase of business, net of acquired cash	—	—	(39,553)
Net cash (used in) provided by investing activities	(6,822)	6,230	(25,238)
Financing Activities:
Proceeds from short-term borrowings	—	—	10,000
Payments on short-term borrowings	(10,000)	—	—
Proceeds from issuance of long-term debt	29,664	—	—
Payment of debt issuance costs	(614)	—	—
Issuance of common stock	1,252	1,246	3,128
Payments for taxes related to net share settlement of equity awards	(918)	(1,121)	(2,751)
Payments for acquisition of in-process research and development	(978)	(500)	(150)
Net cash provided by (used in) financing activities	18,406	(375)	10,227
Effect of exchange rate changes on cash	323	(787)	(10)
Net change in cash and cash equivalents	22,421	(12,155)	368
Cash and Cash Equivalents:
Beginning of year	18,998	31,153	30,785
End of year	$41,419	$18,998	$31,153

The accompanying notes are an integral part of these consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

For the Fiscal Year Ended September 30,

(In thousands)	2023	2022	2021
Supplemental Information:
Cash paid for income taxes	$2,851	$416	$160
Cash paid for interest	2,919	415	74
Noncash financing and investing activities:
Acquisition of property and equipment, net of refundable credits in other current assets and liabilities	116	70	211
Right-of-use assets obtained in exchange for new operating lease liabilities	—	1,725	234
Deferred and contingent consideration assumed in business acquisition	—	—	4,071

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

2. Summary of Significant Accounting Policies and Supplemental Balance Sheet Information

Cash and Cash Equivalents

Cash and cash equivalents consist of financial instruments with maturities of three months or less at the Company’s acquisition date of the security. Cash is stated at cost, which approximates fair value. Cash equivalents are stated at fair value. Cash and cash equivalents may include money market instruments, certificates of deposit, repurchase agreements and commercial paper instruments.

Investments — Available-for-sale Securities

As of September 30, 2023 and 2022, investments in available-for-sale debt securities totaled $3.9 million and $0.0 million, respectively, on the consolidated balance sheets. As of September 30, 2023, investments consisted of commercial paper and corporate bond securities, were classified as available-for-sale, and were reported at fair value. Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in investment income, net within other expense. Realized gains and losses from the sales of debt securities, which are included in investment income, net, are determined using the specific identification method. Investment purchases are accounted for on the date the trade is executed, which may not be the same as the date the transaction is cash settled. Unrealized gains and losses, net of tax, are excluded from the consolidated statements of operations and reported on the consolidated statements of comprehensive income (loss) and also as a separate component of stockholders’ equity on the consolidated balance sheets. For investments in an unrealized loss position, we make the following assessments. If it is more likely than not we will sell the investment before recovery of its amortized cost basis, we write down the security’s amortized cost basis to fair value and reclassify the net unrealized loss from accumulated other comprehensive (loss) income to investment income, net on the consolidated statements of operations. If the decline in fair value is deemed to be due to a credit loss, we recognize an allowance for the expected credit loss to reduce the cost basis to fair value, with a corresponding adjustment to investment income, net.

As of September 30, 2023, the amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities were as follows. There were no available-for-sale securities as of September 30, 2022.

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper and corporate bonds	$3,936	$—	$(3)	$3,933
Available-for-sale securities	$3,936	$—	$(3)	$3,933

There were no held-to-maturity debt securities as of September 30, 2023 and 2022. There were no realized gains or losses on sales of available-for-sale securities for fiscal 2023, 2022 or 2021.

Accounts Receivable

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

Inventories

Inventories are principally stated at the lower of cost or net realizable value using the specific identification method and include direct labor, materials and overhead, with cost of product sales determined on a first-in, first-out basis. Inventories, net of reserves of $1.8 million and $1.1 million as of September 30, 2023 and 2022, respectively, consisted of the following components:

	September 30,
(In thousands)	2023	2022
Raw materials	$8,063	$6,102
Work-in process	2,607	1,595
Finished products	4,169	4,122
Inventories, net	$14,839	$11,819

We regularly review inventory quantities, and when appropriate, record reserves for excess and obsolete inventory to reduce the balance of inventories, net on the consolidated balance sheets, with corresponding charges to product costs on the consolidated statements of operations. We write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements based on future demand and as compared to remaining shelf life. The estimate of excess quantities is subjective and primarily dependent on our estimates of future demand for a particular product.

Prepaids and Other Assets, Current

Prepaids and other current assets consisted of the following:

	September 30,
(In thousands)	2023	2022
Prepaid expenses	$2,600	$2,570
Irish research and development credits receivable	1,322	753
CARES Act employee retention credit receivable (1)	3,441	3,441
Prepaids and other	$7,363	$6,764
(1)
Receivable consisted of anticipated reimbursement of personnel expenses incurred in fiscal periods prior to fiscal 2022 as a result of our eligibility for the employee retention credit under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

Property and Equipment

Property and equipment are stated at cost, less any impairment, and are depreciated using the straight-line method over the estimated useful lives of the assets. The Company recorded depreciation expense of $4.7 million, $4.7 million and $4.9 million in fiscal 2023, 2022 and 2021, respectively.

The September 30, 2023 and 2022 balances in construction-in-progress include the cost of equipment and building improvements not yet placed in service. As assets are placed in service, construction-in-progress is transferred to the specific property and equipment categories and depreciated over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful life of the asset. Expenditures for maintenance and repairs and minor renewals and betterments that do not extend or improve the life of the respective assets are expensed as incurred.

Property and equipment consisted of the following components:

	Useful Life	September 30,
(Dollars in thousands)	(Years)	2023	2022
Land	N/A	$4,413	$4,409
Laboratory fixtures and equipment	3 to 10	33,120	28,810
Buildings and improvements	3 to 20	26,964	26,373
Leasehold improvements	5 to 10	6,499	6,499
Office furniture and equipment	3 to 10	9,561	9,205
Construction-in-progress		1,936	3,175
Less: Accumulated depreciation		(56,467)	(51,323)
Property and equipment, net		$26,026	$27,148

Intangible Assets

Intangible assets consisted of the following:

	September 30, 2023
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	9.3	$11,260	$(9,435)	$1,825
Developed technology	11.9	33,929	(11,048)	22,881
Patents and other	14.9	2,338	(1,418)	920
Total definite-lived intangible assets		47,527	(21,901)	25,626
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Intangible assets, net		$48,107	$(21,901)	$26,206

	September 30, 2022
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	9.3	$10,454	$(7,927)	$2,527
Developed technology	11.9	31,943	(7,994)	23,949
Patents and other	14.9	2,338	(1,249)	1,089
Total definite-lived intangible assets		44,735	(17,170)	27,565
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Intangible assets, net		$45,315	$(17,170)	$28,145

The Company recorded amortization expense of $3.8 million, $4.4 million and $3.1 million in fiscal 2023, 2022 and 2021, respectively.

Based on the intangible assets in service as of September 30, 2023, estimated amortization expense for future fiscal years is as follows:

(In thousands)
2024	$3,691
2025	3,656
2026	2,780
2027	2,534
2028	2,524
Thereafter	10,441
Definite-lived intangible assets	$25,626

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

The Company performs its annual assessment of indefinite-lived assets for impairment annually as of July 1st of each fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Similar to the goodwill impairment assessment, the indefinite-lived assets impairment assessment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. No impairment charges were recorded in fiscal 2023, 2022 and 2021.

Goodwill

Goodwill in the Medical Device reporting unit represents the gross value from the fiscal 2021 acquisition of Vetex Medical Limited (“Vetex”) and the fiscal 2016 acquisitions of Creagh Medical, Ltd. (“Creagh Medical”) and NorMedix, Inc. (“NorMedix”). Goodwill in the In Vitro Diagnostics reporting unit represents the gross value from the acquisition of BioFX Laboratories, Inc. in 2007. Refer to Note 13 Acquisitions for further disclosures for Vetex.

Changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	In Vitro Diagnostics	Medical Device	Total
Goodwill as of September 30, 2021	$8,010	$37,596	$45,606
Foreign currency translation adjustment	—	(5,173)	(5,173)
Measurement period adjustments (1)	—	277	277
Goodwill as of September 30, 2022	8,010	32,700	40,710
Foreign currency translation adjustment	—	2,236	2,236
Goodwill as of September 30, 2023	$8,010	$34,936	$42,946
(1)
In fiscal 2022, measurement period adjustments were recorded to finalize the allocation of purchase consideration for the fiscal 2021 Vetex acquisition (Note 13).

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

The Company performs its assessment of goodwill for impairment as of July 1st of each fiscal year. Goodwill was not impaired in either reporting unit based on the outcome of the fiscal 2023 annual impairment test, which utilized a quantitative assessment. No goodwill impairment charges were recorded in fiscal 2023, 2022 and 2021.

Other Assets, Noncurrent

Other noncurrent assets consisted of the following:

	September 30,
(In thousands)	2023	2022
Operating lease right-of-use assets	$2,987	$3,633
Other	877	1,136
Other assets, noncurrent	$3,864	$4,769

Valuation of Long-lived Assets

The Company periodically evaluates whether events and circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of long-lived assets, such as property and equipment, right-of-use assets, and definite-lived intangible assets. If such events or circumstances were to indicate that the carrying amount of these assets may not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of the assets, the Company would recognize an impairment charge to reduce such assets to their fair value. In fiscal 2023, 2022 and 2021, no impairment charges were recorded related to the Company’s long-lived assets.

Accrued Other Liabilities

Accrued other liabilities consisted of the following:

	September 30,
(In thousands)	2023	2022
Accrued professional fees	$178	$279
Accrued clinical study expense	1,056	1,425
Accrued purchases	1,142	1,655
Deferred consideration (1)	2,661	981
Operating lease liability, current portion	872	963
Other	535	551
Accrued other liabilities	$6,444	$5,854
(1)
Deferred consideration consisted of the present value of guaranteed payments to be made in connection with the fiscal 2021 Vetex acquisition (Note 13) and with an asset acquisition in fiscal 2019 (Note 11).

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	September 30,
(In thousands)	2023	2022
Deferred consideration (1)	$1,754	$4,260
Contingent consideration (2)	—	829
Unrecognized tax benefits (3)	3,332	1,841
Operating lease liabilities (4)	2,974	3,843
Other long-term liabilities	$8,060	$10,773
(1)
Deferred consideration consisted of the present value of a guaranteed payment to be made in connection with the fiscal 2021 Vetex acquisition (Note 13).
(2)
Contingent consideration consisted of the fair value of contingent consideration liabilities associated with the fiscal 2021 Vetex acquisition (Note 5 and Note 13).
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

Performance Obligations

We derive our revenue from three primary sources:

Product Sales	Royalties and License Fees	Research, Development and Other
IVD chemical and biological components, including protein stabilizers, substrates, surface coatings and antigens to the diagnostic and biomedical research markets (IVD segment)	Performance coating royalties and license fees from licensing of our proprietary performance coating technologies to medical device manufacturers (Medical Device segment)	Contract coating services and commercial development feasibility services (Medical Device segment)
Performance coating reagents, the chemicals used in performance coatings by licensees (Medical Device segment)	SurVeil™ DCB license fees associated with the Abbott Agreement (Medical Device segment)	Commercial development services (IVD segment)
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

Product Sales. Revenue from product sales is recognized at the point in time control of the products is transferred, generally upon shipment based upon the standard contract terms. Shipping and handling activities are considered to be fulfillment activities rather than promised services and are not, therefore, considered to be separate performance obligations. The amount of revenue recognized is based on the transaction price, which generally represents the invoiced amount, net of administrative fees where applicable. The Company’s sales terms provide no right of return outside of a standard warranty policy, and returns are generally not significant. Payment terms for product sales are generally set at 30-45 days after shipment.

Royalties. Royalties revenue consists of sales-based and recurring minimum royalties earned under licenses of our performance coating technologies. Performance obligations under these licenses, which consist of the right to use the Company’s proprietary technology, are satisfied at a point in time corresponding with delivery of the underlying technology rights to the customer, which is generally upon transfer of the licensed technology to the customer. Sales-based royalties revenue represents variable consideration under the license agreements and is recognized in the period a customer sells products incorporating the Company’s licensed technologies. Our customers generally report sales subject to royalties to us in the quarter after those sales occur. The Company estimates sales-based royalties revenue earned but unpaid at each reporting period using the expected value method based on historical sales information, adjusted for known changes such as product launches and patent expirations. The Company also considers macroeconomic factors affecting the medical device market. The Company's license arrangements also often provide for recurring fees (minimum royalties), which the Company recognizes at the later of the satisfaction of the underlying performance obligation or upon renewal of the contract, which generally occurs on a quarterly basis. Sales-based and minimum royalties are generally due within 45 days after the end of each quarter.

License Fees. For distinct license performance obligations, upfront license fees are recognized when the Company satisfies the underlying performance obligation. This generally occurs upon transfer of the right to use the Company’s licensed technology to the customer, with the exception of the license of the Company’s SurVeil drug-coated balloon (the “SurVeil DCB”) disclosed below. Certain license arrangements include contingent milestone payments, which are due following achievement by our customers of specified sales or regulatory milestones. Contingent milestone payment terms vary by contract. The Company has generally fulfilled its performance obligation prior to achievement of these milestones. However, because of the uncertainty of the milestone achievement, and/or the dependence on sales of our customers, variable consideration for contingent milestones is fully constrained and excluded from the contract price until the milestone is achieved by our customer, to the extent collectability is reasonably certain.

The Company has a collaborative arrangement contract with Abbott Vascular, Inc. (“Abbott”) disclosed in Note 4 Collaborative Arrangement (the “Abbott Agreement”). As of September 30, 2023, the Company has received payments totaling $87.8 million under the Abbott Agreement, and there are no remaining contingent milestone payments under the Abbott Agreement.

The performance obligation identified in the Abbott Agreement includes delivery of our licensed technology and completion of research and development activities, primarily clinical trial activities (together, “R&D and Clinical Activities”). These promises are not distinct performance obligations because the product necessary for completion of the R&D and Clinical Activities is currently only able to be manufactured by the Company due to the exclusive proprietary know-how and certain regulatory requirements associated with the manufacture of the product. The customer, Abbott, simultaneously receives and consumes the benefits of the R&D and Clinical Activities as study data are generated to support regulatory approval submissions. Control is effectively transferred over time as we complete the TRANSCEND clinical study of the SurVeil DCB and related regulatory activities. License fee revenue related to this contract is recognized using the cost-to-cost method which measures progress based on costs incurred to date relative to the expected total cost of the services, as the Company believes this represents a faithful depiction of the satisfaction of its performance obligation. Use of the cost-to-cost method requires significant estimates, including the total cost of the TRANSCEND study, which is expected to be completed over the next two years. Revenue is recorded based on the cost-to-cost completion estimate relative to the transaction price, which is equal to the total upfront fee plus the expected value of the clinical and regulatory milestones.

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

Product Costs

Product costs consist primarily of the cost of raw materials, components, direct labor and manufacturing overhead. Overhead costs include the cost of quality assurance and control, materials procurement, inventory control, facilities, and manufacturing supervision and management, including stock-based compensation. Product costs also includes depreciation expense for production equipment and facilities, charges for excess and obsolete inventory, and certain direct costs such as shipping and handling costs.

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

As of September 30, 2023, operating lease maturities were as follows:

(In thousands)
2024	$1,217
2025	1,214
2026	1,132
2027	1,135
2028	574
Total expected operating lease payments	5,272
Less: Imputed interest	(1,426)
Total operating lease liabilities	$3,846

Operating lease cost was $1.4 million, $1.1 million and $0.8 million for fiscal 2023, 2022 and 2021, respectively. Cash paid for operating lease liabilities approximated operating lease cost for fiscal 2023, 2022 and 2021. As of September 30, 2023, the weighted average remaining lease term for operating leases was 4.4 years, and the weighted average discount rate used to determine operating lease liabilities was 3.9%.

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

Clinical Trial Costs. The Company sponsors clinical trials intended to obtain the necessary clinical data required to obtain approval from various regulatory agencies to market medical devices developed by the Company. Costs associated with clinical trials include trial design and management expenses, clinical site reimbursements and third-party fees, among other costs. The Company’s clinical trials may be administered by third-party CROs. These CROs generally bill monthly for certain services performed, as well as upon achievement of certain milestones. The Company monitors patient enrollment, the progress of clinical studies, and related activities through internal reviews of data reported to the Company by the CROs and correspondence with the CROs. We periodically evaluate our estimates to determine if adjustments are necessary or appropriate based on information received. These estimates often require significant judgment on the part of the Company’s management.

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

When the Company has multiple derivative financial instruments with the same counterparty subject to a master netting arrangement, we have elected to offset (i) amounts recorded as assets and liabilities, and (ii) amounts recognized for the right to reclaim cash collateral we have deposited with the counterparty (i.e., cash collateral receivable). Such offset amounts are presented as either a net asset or liability by counterparty on the consolidated balance sheets. See Note 7 Derivative Financial Instruments for further disclosures.

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

In evaluating the realizability of our net deferred tax assets, we perform an assessment each reporting period of both positive and negative evidence, including (i) the existence of three-year cumulative U.S. pre-tax income (losses) adjusted for permanent adjustments, (ii) our forecast of future earnings, and (iii) future reversal of taxable temporary differences and carryforwards. We apply judgment to consider the relative impact of negative and positive evidence, and the weight given to negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Objective historical evidence, such as cumulative three-year pre-tax income (losses) adjusted for permanent adjustments, is given greater weight than subjective positive evidence such as forecasts of future earnings. The more objective negative evidence that exists limits our ability to consider other, potentially positive, subjective evidence, such as our future earnings projections. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods that could have a material effect on our results of operations.

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

The following table presents the denominator for the computation of diluted weighted average shares outstanding:

	Fiscal Year
(In thousands)	2023	2022	2021
Basic weighted average shares outstanding	14,031	13,916	13,765
Dilutive effect of outstanding stock options, non-vested restricted stock, and non-vested restricted stock units	—	—	224
Diluted weighted average shares outstanding	14,031	13,916	13,989

The calculation of diluted (loss) income per share excluded 0.1 million, 0.1 million and less than 0.1 million in weighted-average shares for fiscal 2023, 2022 and 2021, respectively, as their effect was anti-dilutive.

Repurchase of Common Stock

Shares are repurchased from time to time to support the Company’s stock-based compensation programs and to return capital to stockholders, and depend upon many factors, including the Company’s results of operations, financial condition, capital requirements and contractual restrictions. The Company accounts for repurchases of common stock using the par value method.

On November 6, 2015, and on November 5, 2014, the Company’s Board of Directors authorized the repurchase of up to $20.0 million and $30.0 million, respectively, of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorizations have no fixed expiration date. As of September 30, 2023, $25.3 million remained available to the Company for the purchase of its common stock under outstanding authorizations. However, our credit agreement in effect at September 30, 2023 restricts us from repurchasing outstanding shares of the Company’s common stock.

Business Combinations

For acquisitions accounted for as business combinations, we record assets and liabilities acquired at their respective fair values as of the acquisition date. Contingent consideration is recognized at fair value as of the acquisition date, and changes in fair value are recognized in earnings until settlement. Acquisition-related transaction costs are expensed as incurred.

Currency Translation

The Company’s reporting currency is the U.S. dollar. Assets and liabilities of non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average quarterly exchange rates during the period. The net effect of these translation adjustments on the consolidated financial statements is recorded as a foreign currency translation adjustment, a component of accumulated other comprehensive loss on the consolidated balance sheets. Realized foreign currency transaction gains and losses are included in other expense, net on the consolidated statements of operations.

New Accounting Pronouncements

As of September 30, 2023, there were no new accounting pronouncements, pending adoption or recently adopted, that have had, or are expected to have, a material impact on the Company’s consolidated financial statements.

3. Revenue

The following is a disaggregation of revenue within each reportable segment:

	Fiscal Year
(In thousands)	2023	2022	2021
Medical Device
Product sales	$34,126	$27,930	$21,777
Royalties & license fees – performance coatings	32,812	30,547	31,007
License fees – SurVeil DCB	29,586	5,701	16,049
Research, development and other	9,259	8,211	9,420
Medical Device revenue	105,783	72,389	78,253
In Vitro Diagnostics
Product sales	26,488	26,691	24,701
Research, development and other	313	871	2,182
In Vitro Diagnostics revenue	26,801	27,562	26,883
Total Revenue	$132,584	$99,951	$105,136

Contract assets totaled $7.8 million and $7.1 million as of September 30, 2023 and 2022, respectively, on the consolidated balance sheets. Fluctuations in the balance of contract assets result primarily from changes in sales-based and minimum royalties earned, but not collected at each balance sheet date due to payment timing and contractual changes in the normal course of business. For discussion of contract liability (deferred revenue) balances and remaining performance obligations, see Note 4 Collaborative Arrangement.

Revenue from customers that equaled or exceeded 10% of total revenue was as follows:

	Fiscal Year
	2023	2022	2021
Abbott	27%	11%	21%
Medtronic	10%	13%	13%

Revenue by geographic region was as follows:

	Fiscal Year
	2023	2022	2021
Domestic	82%	74%	79%
Foreign	18%	26%	21%

4. Collaborative Arrangement

On February 26, 2018, we entered into the Abbott Agreement under which Abbott has exclusive worldwide commercialization rights for Surmodics' SurVeil DCB to treat the superficial femoral artery. In June 2023, we received premarket approval (“PMA”) for the SurVeil DCB from the U.S. Food and Drug Administration (“FDA”), and the product may now be marketed and sold in the U.S. by Abbott. Under the Abbott Agreement, Abbott has the right to purchase commercial units of the SurVeil DCB from us. Upon shipment of SurVeil DCB units to Abbott, Surmodics will realize product revenue, which will include (i) an agreed-upon transfer price, and (ii) a share of net profits resulting from product sales by Abbott to third parties. As of September 30, 2023, Surmodics had not yet recognized any such SurVeil DCB product revenue on the consolidated statements of operations. Timing of commercialization in the U.S. is at the discretion of Abbott.

Under the Abbott Agreement, Surmodics is responsible for conducting all necessary clinical trials, including completion of the ongoing, five-year, TRANSCEND pivotal clinical trial. Abbott and Surmodics participate on a joint development committee charged with providing guidance on the Company’s clinical and regulatory activities with regard to the SurVeil DCB product.

As of September 30, 2023, Surmodics had received payments totaling $87.8 million under the Abbott Agreement, which consisted of the following: (i) $25 million upfront fee in fiscal 2018, (ii) $10 million milestone payment in fiscal 2019 upon completion of enrollment in the TRANSCEND clinical trial, (iii) $10.8 million milestone payment in fiscal 2020 upon receipt of Conformité Européenne Mark (“CE Mark”) approval prerequisite for commercialization of the SurVeil DCB in the European Union, (iv) $15 million milestone payment in fiscal 2021 upon receipt by Abbott of the clinical study report and related materials from the TRANSCEND pivotal trial that demonstrated the primary safety and primary clinical endpoints were non-inferior to the control device, and (v) final milestone payment of $27 million in fiscal 2023 upon receipt of PMA for the SurVeil DCB from the FDA.

Refer to Note 3 for SurVeil DCB license fee revenue recognized in fiscal 2023, 2022 and 2021. As of September 30, 2023, the Company had recognized total SurVeil DCB license fee revenue of $81.2 million on the total $87.8 million in upfront and milestone payments received under the Abbott Agreement. As of September 30, 2023 and 2022, deferred revenue of $6.6 million and $9.2 million, respectively, was recorded on the consolidated balance sheets from the upfront and milestone payments received under the Abbott Agreement. Revenue recognized from the Abbott Agreement, which was included in the respective beginning of fiscal year balances of deferred revenue on the consolidated balance sheets, totaled $4.6 million, $5.7 million and $4.7 million for fiscal 2023, 2022 and 2021, respectively.

As of September 30, 2023, the estimated revenue expected to be recognized in future periods totaled approximately $6.6 million related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more. These remaining performance obligations related to the Abbott Agreement and are expected to be recognized over the next two years as the services, which are primarily comprised of the R&D and Clinical Activities performance obligation in the Abbott Agreement, are completed. As of September 30, 2023, we expected to recognize approximately $4.2 million of these remaining performance obligations as revenue within one year, with the remaining $2.4 million over the subsequent, final year of the TRANSCEND trial follow-up and clinical reporting period.

See Note 2 for further information regarding SurVeil DCB license fee revenue recognition.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy were as follows:

	September 30, 2023
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents (1)	$—	$36,255	$—	$36,255
Available-for-sale securities (1)	—	3,933	—	3,933
Interest rate swap (2)	—	183	—	183
Total assets	$—	$40,371	$—	$40,371

	September 30, 2022
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents (1)	$—	$2,035	$—	$2,035
Total assets	$—	$2,035	$—	$2,035

Liabilities
Contingent consideration (3)	$—	$—	$829	$829
Total liabilities	$—	$—	$829	$829

(1)
Fair value of cash equivalents (money market funds) and available-for-sale securities (commercial paper and corporate bond securities) was based on quoted vendor prices and broker pricing where all significant inputs were observable.
(2)
Fair value of interest rate swap was based on forward-looking, one-month term secured overnight financing rate (“Term SOFR”) spot rates and interest rate curves (Note 7).

(3)
Fair value of contingent consideration liabilities was determined based on discounted cash flow analyses that included probability and timing of development and regulatory milestone achievements and a discount rate, which were considered significant unobservable inputs.

Contingent consideration liabilities are remeasured to fair value each reporting period using discount rates, probabilities of payment and projected payment dates. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing or likelihood of achieving milestones and changes in discount periods and rates. Projected contingent payment amounts are discounted back to the current period using a discount cash flow model. Interest accretion and fair value adjustments associated with contingent consideration liabilities are reported in contingent consideration (gain) expense on the consolidated statements of operations.

Changes in the contingent consideration liabilities measured at fair value using Level 3 inputs were as follows:

(In thousands)
Contingent consideration liability at September 30, 2021	$817
Additions	—
Fair value adjustments	—
Settlements	—
Interest accretion	12
Foreign currency translation	—
Contingent consideration liability at September 30, 2022	829
Additions	—
Fair value adjustments	(835)
Settlements	—
Interest accretion	6
Foreign currency translation	—
Contingent consideration liability at September 30, 2023	$—

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

Assets and Liabilities Not Measured at Fair Value

Certain financial instruments are not measured at fair value but are recorded at carrying amounts approximating fair value based on their short-term nature. The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximated fair value as of September 30, 2023 and 2022.

6. Debt

Debt consisted of the following:

	September 30,
(In thousands)	2023	2022
Short-term borrowings	$—	$10,000

Revolving Credit Facility, Term SOFR + 3.00%, maturing October 1, 2027	$5,000	$—
Tranche 1 Term Loans, Term SOFR +5.75%, maturing October 1, 2027	25,000	—
Long-term debt, gross	30,000	—
Less: Unamortized debt issuance costs	(595)	—
Long-term debt, net	$29,405	$—

MidCap Revolving Credit Facility and Term Loans

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

The MidCap Credit Agreement also provides for up to $75.0 million in term loans (the “Term Loans”), consisting of a $25.0 million Tranche 1 (“Tranche 1”) and a $50.0 million Tranche 2 (“Tranche 2”), which may be drawn in increments of at least $10.0 million. In addition, after the closing and prior to December 31, 2024, the Term Loan lenders may, in their sole discretion, fund an additional tranche of Term Loans of up to $25.0 million upon the written request of the Company. Upon closing, the Company borrowed $25.0 million of Tranche 1, borrowed $5.0 million on the Revolving Credit Facility, and used approximately $10.0 million of the proceeds to repay borrowings under a preexisting revolving credit facility with Bridgewater Bank. The Company used the remaining proceeds to fund working capital needs and for other general corporate purposes, as permitted under the MidCap Credit Agreement. Until December 31, 2024, the Company will be eligible to borrow Tranche 2 at the Company’s option upon meeting certain conditions set forth in the MidCap Credit Agreement, including having no less than $60.0 million of rolling-four-quarter core net revenue as of the end of the prior fiscal quarter. Core net revenue is defined in the MidCap Credit Agreement as the sum of revenue from our In Vitro Diagnostics segment and revenues from performance coating technologies in our Medical Device segment.

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

Subject to certain limitations, the Term Loans have a prepayment fee for payments made prior to the maturity date equal to 2.0% of the prepaid principal amount for the second year following the closing date and 1.0% of the prepaid principal amount for the third year following the closing date and thereafter. In addition, if the Revolving Credit Facility is terminated in whole or in part prior to the maturity date, the Company must pay a prepayment fee equal to 2.0% of the terminated commitment amount for the second year following the closing date of the MidCap Credit Agreement and 1.0% of the terminated commitment amount for the third year following the closing date and thereafter. The Company is also required to pay a full exit fee at the time of maturity or full prepayment event equal to 2.5% of the aggregate principal amount of the Term Loans made pursuant to the MidCap Credit Agreement and a partial exit fee at the time of any partial prepayment event equal to 2.5% of the amount prepaid. This exit fee is accreted over the remaining term of the Term Loans. The Company also is obligated to pay customary origination fees at the time of each funding of the Term Loans and a customary annual administrative fee based on the amount borrowed under the Term Loan, due on an annual basis. The customary fees on the Revolving Credit Facility include (i) an origination fee based on the commitment amount, which was paid on the closing date; (ii) an annual collateral management fee of 0.50% per annum based on the outstanding balance of the Revolving Credit Facility, payable monthly in arrears; and (iii) an unused line fee of 0.50% per annum based on the average unused portion of the Revolving Credit Facility, payable monthly in arrears. The Company must also maintain a minimum balance of no less than 20% of availability under the Revolving Credit Facility or a minimum balance fee applies of 0.50% per annum. Expenses recognized for fees for the Revolving Credit Facility and Term Loans are reported in interest expense, net on the consolidated statements of operations.

Bridgewater Revolving Credit Facility (Short-term Borrowings)

On September 14, 2020, the Company entered into a secured revolving credit facility pursuant to a Loan and Security Agreement, which was amended by a First Amendment on July 2, 2021 and by a Second Amendment on March 7, 2022 (as amended, the "Bridgewater Loan Agreement") with Bridgewater Bank. The Bridgewater Loan Agreement provided for availability under a secured revolving line of credit of up to $25 million (the "Bridgewater Revolving Credit Facility"). As of September 30, 2022, the outstanding balance on the Bridgewater Revolving Credit Facility of $10.0 million was reported in short-term borrowings on the consolidated balance sheets. As described above, on October 14, 2022, in connection with the Company’s entry into the MidCap Credit Agreement, the Company paid the $10.0 million outstanding balance under the Bridgewater Loan Agreement and terminated the Bridgewater Loan Agreement.

The Company's obligations under the Bridgewater Loan Agreement were secured by substantially all of the Company’s and its material subsidiaries' assets, other than intellectual property, real estate and foreign assets, including equity in foreign subsidiaries. The Company also pledged the stock of certain of its subsidiaries to secure such obligations. Interest under the Bridgewater Loan Agreement accrued at a rate per annum equal to the greater of (i) 3.25%, and (ii) the 90-day interest rate yield for U.S. Government Treasury Securities plus 2.75%. A facility fee was payable on unused commitments at a rate of 0.075% quarterly. As of September 30, 2022, the weighted average interest rate on outstanding borrowings on the Bridgewater Revolving Credit Facility was 6.1%.

7. Derivative Financial Instruments

Cash Flow Hedge — Interest Rate Swap

On October 14, 2022, we entered into a floating-to-fixed interest rate swap agreement to mitigate exposure to interest rate increases related to our Term Loans. See Note 6 Debt for further information on our financing arrangements. The total notional amount of the interest rate swap was $25 million as of September 30, 2023. The interest rate swap agreement expires October 1, 2027. As a result of this agreement, every month we pay fixed interest at 4.455% in exchange for interest received at Term SOFR, and the fixed interest rate per annum on the first $25 million of notional value of the Term Loans will be 10.205% through its maturity. The interest rate swap agreement requires the Company to make deposits of cash collateral, which may increase or be refunded commensurate with fluctuations in current and forecasted interest rates. We have the contractual right to reclaim this cash collateral receivable.

The interest rate swap has been designated as a cash flow hedge. Consequently, changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss ("AOCL") within stockholders' equity on the consolidated balance sheets. The unrealized gains (losses) on the interest rate swap associated with the interest payments on the Term Loans that are still forecasted to occur are included in AOCL. These gains (losses) will be reclassified into interest expense on the consolidated statements of operations over the life of the swap agreement as the hedged interest payments occur. Upon termination of the derivative instrument or a change in the hedged item, any remaining fair value recorded on the consolidated balance sheets will be recorded as interest expense consistent with the cash flows associated with the underlying hedged item. Cash flows associated with the interest rate swap are included in cash flows from operating activities on the consolidated statements of cash flows.

The net fair value of designated hedge derivatives subject to master netting arrangements reported on the consolidated balance sheets was as follows:

	Asset (Liability)
(In thousands)	Gross Recognized Amount	Gross Offset Amount	Net Amount Presented	Cash Collateral Receivable	Net Amount Reported	Balance Sheet Location
September 30, 2023
Interest rate swap	$183	$—	$183	$—	$183	Other long-term assets
September 30, 2022
—	$—	$—	$—	$—	$—	—

The pre-tax amounts recognized in AOCL on the interest rate swap were as follows:

	Fiscal Year
(In thousands)	2023	2022	2021
Beginning unrealized net gain (loss) in AOCL	$—	$—	$—
Net gain (loss) recognized in other comprehensive income (loss)	260	—	—
Reclassification of net (gain) loss to interest expense	(77)	—	—
Ending unrealized net gain (loss) in AOCL	$183	$—	$—

8. Stock-based Compensation Plans

The Company has stock-based compensation plans under which it grants stock options, restricted stock awards, restricted stock units and deferred stock units. Stock-based compensation expense was reported as follows on the consolidated statements of operations:

	Fiscal Year
(In thousands)	2023	2022	2021
Product costs	$279	$234	$122
Research and development	1,417	1,424	1,298
Selling, general and administrative	5,909	5,399	4,443
Total stock-based compensation expense	$7,605	$7,057	$5,863

As of September 30, 2023, approximately $10.7 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.2 years.

As of September 30, 2023, under the amended 2019 Equity Incentive Plan (“2019 Plan”), the Company is authorized to issue 2,340,000 shares, plus the number of shares pursuant to any awards granted under the 2009 Equity Incentive Plan (“2009 Plan”) that were outstanding on the effective date of the 2019 Plan that expire, are cancelled or forfeited, or are settled for cash. As of September 30, 2023, there were approximately 912,000 shares available for future equity awards under the 2019 Plan, including stock options, restricted stock, restricted stock units and deferred stock units.

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

	Fiscal Year
	2023	2022	2021
Stock option fair value assumptions:
Risk-free interest rate	3.76%	1.49%	0.40%
Expected life (years)	4.7	4.6	4.6
Expected volatility	45%	43%	43%
Dividend yield	—%	—%	—%
Weighted average grant date fair value of stock options granted	$15.03	$15.96	$14.71

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

With respect to members of the Board, non-qualified stock options generally become exercisable on a monthly pro-rata basis within the one-year period following the date of grant. With respect to employees, non-qualified stock options generally become exercisable at a 25% rate on each of the first four anniversaries following the grant date. Non-qualified stock options generally expire in seven years or upon, or shortly after, termination of employment or service as a Board member. The stock-based compensation expense table above includes stock option expenses recognized related to these awards, which totaled $3.7 million, $3.4 million and $2.8 million in fiscal 2023, 2022 and 2021, respectively.

As of September 30, 2023, the aggregate intrinsic value of the option shares outstanding was $0.8 million, and the aggregate intrinsic value of option shares exercisable was $0.6 million. As of September 30, 2023, the weighted average remaining contractual life of options outstanding and options exercisable was 4.0 years and 2.9 years, respectively. The total pre-tax intrinsic value of options exercised was $0.3 million, $1.0 million and $7.1 million in fiscal 2023, 2022 and 2021, respectively. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal year end.

Stock option activity was as follows:

(In thousands, except per share data)	Number of Shares	Weighted Average Exercise Price
Options outstanding at September 30, 2020	940	$35.18
Granted	274	40.95
Exercised	(248)	24.22
Forfeited and expired	(44)	44.58
Options outstanding at September 30, 2021	922	39.39
Granted	342	42.10
Exercised	(45)	21.24
Forfeited and expired	(58)	43.99
Options outstanding at September 30, 2022	1,161	40.66
Granted	311	34.73
Exercised	(20)	21.50
Forfeited and expired	(90)	41.77
Options outstanding at September 30, 2023	1,362	39.52
Options vested and exercisable at September 30, 2023	724	$40.47

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees covering the issuance of common stock (“Restricted Stock”). Restricted Stock generally vests at a 33% rate on each of the first three anniversaries following the grant date. Restricted Stock is released to employees if they are employed by the Company at the end of the vesting period. Restricted Stock is valued based on the market value of the shares as of the date of grant with the value allocated to expense evenly over the vesting period. The stock-based compensation expense table above includes Restricted Stock expenses recognized related to these awards, which totaled $3.1 million, $2.7 million and $2.2 million in fiscal 2023, 2022 and 2021, respectively.

Restricted Stock activity was as follows:

(In thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards at September 30, 2020	100	$44.16
Granted	71	38.83
Vested	(48)	44.07
Forfeited	(4)	40.45
Unvested restricted stock awards at September 30, 2021	119	41.14
Granted	99	42.35
Vested	(55)	42.98
Forfeited	(5)	41.83
Unvested restricted stock awards at September 30, 2022	158	41.24
Granted	103	35.75
Vested	(69)	40.96
Forfeited	(19)	39.31
Unvested restricted stock awards at September 30, 2023	173	$38.30

Restricted Stock Units and Deferred Stock Units

The Company has entered into restricted stock unit agreements with certain key employees in foreign jurisdictions and members of the Board, covering the issuance of common stock (“RSUs”). With respect to employees, RSUs generally vest at a 33% rate on each of the first three anniversaries following the grant date, and RSUs are settled in shares and issued to the employees if they are employed by the Company at the end of the vesting period. With respect to members of the Board, RSUs vest on a monthly pro-rata basis within the one-year period following the date of grant, and RSUs are settled in shares and generally issued upon termination of service as a Board member. RSUs are valued based on the market value of the shares as of the date of grant with the value allocated to expense evenly over the vesting period. The Company awarded approximately 16,000, 14,000 and 17,000 RSUs in fiscal 2023, 2022 and 2021, respectively. As of September 30, 2023 and 2022, outstanding RSUs (including unvested units and vested units not yet settled) totaled approximately 74,000 and 65,000 units, respectively, with a weighted average grant date fair value per unit of $32.18 and $33.14, respectively. The stock-based compensation table above includes RSU expenses recognized related to these awards, which totaled $0.5 million in each of fiscal 2023, 2022 and 2021.

Directors may elect to receive their annual fees for services to the Board in deferred stock units (“DSUs”). DSUs are fully vested and expensed upon grant at the market value of the shares on the grant date. DSUs are settled in shares and issued to the Director upon termination of service as a Board member. As of September 30, 2023 and 2022, outstanding, fully vested DSUs totaled approximately 38,000 and 36,000 units, respectively, with a weighted average grant date fair value per unit of $30.86 and $30.97, respectively. The stock-based compensation expense table above includes DSU expenses recognized related to these awards, which totaled $0.1 million per year in each of fiscal 2023, 2022 and 2021.

1999 Employee Stock Purchase Plan

Under the amended 1999 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 600,000 shares of common stock. All full-time and part-time U.S. employees can elect to have up to 10% of their annual compensation withheld, with an annual limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the ESPP. ESPP share awards are valued based on the value of the discount feature plus the fair value of the optional features as of the date of grant using the Black-Scholes valuation model. The value of these share awards is allocated to expense evenly over each six-month purchase period. Employee contributions to the ESPP included in accrued compensation on the consolidated balance sheets totaled $0.1 million as of each of September 30, 2023 and 2022. The stock-based compensation expense table above includes expenses recognized related to the ESPP, which totaled $0.3 million, $0.3 million and $0.2 million for fiscal 2023, 2022 and 2021, respectively.

9. Income Taxes

Income taxes on the consolidated statements of operations consisted of the following:

	Fiscal Year
(In thousands)	2023	2022	2021
Current expense (benefit):
U.S. Federal	$3,363	$(510)	$263
U.S. State	591	(143)	108
International	250	166	87
Total current expense (benefit)	4,204	(487)	458
Deferred (benefit) expense:
U.S. Federal	—	5,200	1,851
U.S. State	—	515	(62)
International	(181)	(447)	(138)
Total deferred (benefit) expense	(181)	5,268	1,651
Total income tax expense	$4,023	$4,781	$2,109

The difference between amounts calculated at the statutory U.S. federal income tax rate of 21% and the Company’s effective tax rate was as follows:

	Fiscal Year
(In thousands)	2023	2022	2021
Amount at statutory U.S. federal income tax rate	$522	$(4,724)	$1,333
Change because of the following items:
State income taxes, net of federal benefit	(632)	(897)	(273)
Foreign and state rate differential	495	628	596
U.S. federal and foreign R&D credits	(1,544)	(1,511)	(920)
Valuation allowance change (1)	4,083	10,978	1,059
Stock-based compensation (2)	1,003	481	(544)
U.S. Federal and state rate change	(152)	—	(35)
Tax reserve change	734	(123)	(150)
Foreign-derived income deduction	(403)	—	—
Contingent consideration	(164)	13	3
Impact of CARES Act (3)	—	—	735
Acquisition-related transaction costs	—	—	187
Other	81	(64)	118
Income tax expense	$4,023	$4,781	$2,109
(1)
In fiscal 2023, the valuation allowance increased primarily as a result of the incremental deferred tax assets recorded during fiscal 2023 related to capitalized U.S. R&D expenses and Ireland net operating losses (“NOLs”). In fiscal 2022, the valuation allowance increased primarily as a result of the establishment of a full valuation allowance against U.S. net deferred tax assets as of September 30, 2022. In fiscal 2021, the valuation allowance increased primarily as a result of the incremental deferred tax assets recorded during fiscal 2021 related to U.S. state R&D tax credit carryforwards and Ireland NOLs.
(2)
Includes non-deductible stock-based compensation.

(3)
Related to the remeasurement of deferred tax assets and liabilities associated with the CARES Act. Under the temporary provisions of CARES Act, NOL carryforwards and carrybacks could offset 100% of taxable income for taxable years beginning before 2021. In addition, NOLs arising in 2018, 2019 and 2020 taxable years could be carried back to each of the preceding five years to generate a refund.

Excess tax benefits related to stock-based compensation expense are recorded within income tax expense on the consolidated statements of operations and totaled less than $0.1 million, $0.2 million and $0.9 million for fiscal 2023, 2022 and 2021, respectively.

The components of deferred income taxes, net, consisted of the following and resulted from differences in the recognition of transactions for income tax and financial reporting purposes:

	September 30,
(In thousands)	2023	2022
Depreciable assets	$(3,802)	$(3,995)
Deferred revenue	1,082	2,103
Accruals and reserves	2,052	1,615
Stock-based compensation	2,665	2,443
Impaired strategic investments	1,829	1,787
NOL carryforwards (1)	4,578	6,379
U.S. Federal and state R&D credits (2)	2,973	4,465
Capitalized R&D expenses	7,976	—
Other	648	848
Valuation allowance	(22,005)	(17,672)
Deferred taxes, net	$(2,004)	$(2,027)
(1)
As of September 30, 2023, NOL carryforwards consisted of U.S. state NOL carryforwards of $0.3 million and Ireland NOL carryforwards of $4.2 million. U.S. state NOL carryforwards begin to expire in fiscal 2028. Ireland NOL carryforwards have an unlimited carryforward period.
(2)
As of September 30, 2023, U.S. federal and state R&D credits begin to expire in fiscal 2028.

As of September 30, 2023 and 2022, valuation allowances against deferred tax assets, net, totaled $22.0 million and $17.7 million, respectively. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise from NOLs and tax credits and are primarily a result of temporary differences between the financial reporting and tax bases of assets and liabilities. We evaluate the recoverability of deferred tax assets by assessing all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. A valuation allowance is established if it is more likely than not (defined as a likelihood of more than 50%) that all or a portion of deferred tax assets will not be realized. The determination of whether a valuation allowance should be established, as well as the amount of such allowance, requires significant judgment and estimates, including estimates of future earnings.

In evaluating the realizability of our net deferred tax assets, we perform an assessment each reporting period of both positive and negative evidence.

•
As of September 30, 2023, we identified negative evidence that included the existence of forecasted, short-term future losses. Additionally, we identified positive evidence that included (i) the existence of three-year cumulative U.S. pre-tax income adjusted for permanent adjustments, though this was primarily driven by revenue recognized on the final milestone payment received under the Abbott Agreement; (ii) our forecast of long-term future earnings; and (iii) future reversal of taxable temporary differences and carryforwards, though these did not provide sufficient evidence to support realization of the deferred tax assets.
•
As of September 30, 2022, we identified negative evidence that included the existence of three-year cumulative U.S. pre-tax losses adjusted for permanent adjustments and short-term future losses. Additionally, we identified positive evidence that included (i) our forecast of long-term future earnings, and (ii) future reversal of taxable temporary differences and carryforwards, though these did not provide sufficient evidence to support realization of the deferred tax assets.

We apply judgment to consider the relative impact of negative and positive evidence, and the weight given to negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Objective historical evidence, such as cumulative three-year pre-tax income (losses) adjusted for permanent adjustments, is given greater weight than subjective positive evidence, such as forecasts of future earnings. The more objective negative evidence that exists limits our ability to consider other, potentially positive, subjective evidence, such as our future earnings projections. Based on our evaluation of all available positive and negative evidence, and by placing greater weight on the objectively verifiable evidence, we determined, as of September 30, 2023 and 2022, that it is more likely than not that our net U.S. deferred tax assets will not be realized. Accordingly, in fiscal 2022, we recorded a full valuation allowance against our net U.S. deferred tax assets as of September 30, 2022, resulting in a non-cash charge to income tax expense of $10.2 million in the fourth quarter of fiscal 2022. In fiscal 2023, we maintained the full valuation allowance against our net U.S. deferred tax assets. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record additional adjustments to the valuation allowance in future reporting periods that could have a material effect on our results of operations.

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to accounting guidance. The following is a reconciliation of the changes in unrecognized tax benefits, excluding interest and penalties:

	Fiscal Year
(In thousands)	2023	2022	2021
Unrecognized tax benefits, beginning balance	$2,793	$2,887	$2,871
Increases in tax positions for prior years	—	53	15
Decreases in tax positions for prior years	(4)	(35)	(8)
Increases in tax positions for current year	836	519	458
Lapse of the statute of limitations	(182)	(631)	(449)
Unrecognized tax benefits, ending balance	$3,443	$2,793	$2,887

The total amount of unrecognized tax benefits excluding interest and penalties that, if recognized, would affect the effective tax rate was $3.1 million and $2.5 million as of September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months and has classified the above balances on the consolidated balance sheets in other noncurrent liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense on the consolidated statements of operations. As of September 30, 2023 and 2022, the gross amount accrued for interest and penalties on unrecognized tax benefits was $0.5 million and $0.3 million, respectively.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions, as well as several non-U.S. jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. The Internal Revenue Service commenced an examination of the Company’s fiscal 2019 U.S. federal tax return during fiscal 2022; the examination has not been completed. U.S. federal income tax returns for years prior to fiscal 2019 are no longer subject to examination by federal tax authorities. For tax returns for U.S. state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2013. For tax returns for non-U.S. jurisdictions, the Company is no longer subject to income tax examination for years prior to 2019. Additionally, the Company has been indemnified of liability for any taxes relating to Creagh Medical, NorMedix and Vetex for periods prior to the respective acquisition dates, pursuant to the terms of the related share purchase agreements. As of September 30, 2023 and 2022, there were no undistributed earnings in foreign subsidiaries.

10. Defined Contribution Plans

The Company has a 401(k) retirement and savings plan for the benefit of qualifying U.S. employees, as well as a defined contribution Personal Retirement Savings Account plan for the benefit of qualifying Ireland employees. For eligible U.S. employees, effective January 1, 2022, the Company makes matching contributions of up to 4% of eligible compensation; prior to January 1, 2022, the Company made matching contributions of up to 3% of eligible compensation on employee contributions of up to 6% of eligible compensation. For eligible Ireland employees, the Company makes contributions of up to 8% of eligible compensation on employee contributions of up to 6% of eligible compensation. Expense recognized for Company contributions to defined contribution plans totaled $1.9 million, $1.7 million and $1.1 million in fiscal 2023, 2022 and 2021, respectively.

11. Commitments and Contingencies

Clinical Trials. The Company has engaged CRO consultants to assist with the administration of its ongoing clinical trials. The Company has executed separate contracts with two CROs for services rendered in connection with the TRANSCEND pivotal clinical trial for the SurVeil DCB, including pass-through expenses paid by the CROs, of up to approximately $27 million in the aggregate. As of September 30, 2023, an estimated $2 million remains to be paid on one of these contracts, which may vary depending on actual pass-through expenses incurred to execute the trial. The Company estimates that the total cost of the TRANSCEND clinical trial will be in the range of $39 million to $41 million from inception to completion. In the event the Company were to terminate any trial, it may incur certain financial penalties, which would become payable to the CRO for costs to wind down the terminated trial.

Asset Acquisitions. In fiscal 2018, the Company acquired certain intellectual property assets of Embolitech, LLC (the “Embolitech Transaction”). As part of the Embolitech Transaction, the Company paid the sellers $5.0 million in fiscal 2018, $1.0 million in fiscal 2020, $1.0 million in fiscal 2021, $0.5 million in fiscal 2022 and $1.0 million in fiscal 2023. The Company is obligated to pay an additional installment of $0.9 million in fiscal 2024, which may be accelerated upon the occurrence of certain sales and regulatory milestones. An additional $1.0 million payment is contingent upon the achievement of a certain regulatory milestone within a contingency period ending in 2033.

Business Combinations. See Note 13 Acquisitions for disclosure of the fiscal 2021 acquisition of Vetex and associated deferred and contingent consideration liabilities.

12. Restructuring

In the second quarter of fiscal 2023, we initiated a spending reduction plan intended to preserve capital and more closely align our capital allocation priorities with our strategic objectives, which included a workforce restructuring in our Medical Device segment. As a result, in fiscal 2023, we recorded $1.3 million in severance and related charges in restructuring expense on our consolidated statements of operations. All associated expenses have been paid as of September 30, 2023.

13. Acquisitions

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

Surmodics acquired Vetex with an upfront cash payment of $39.9 million funded using cash on hand and $10.0 million from the revolving credit facility in place during the period. The Company is obligated to pay two installments, each in the amount of $1.8 million, in the fourth quarter of fiscal 2024 and fiscal 2027. These payments may be accelerated upon the occurrence of certain product development and regulatory milestones. An additional $3.5 million in payments is contingent upon the achievement of certain product development and regulatory milestones within a contingency period ending in fiscal 2027.

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

In fiscal 2022, the Company recorded measurement adjustments to provisional amounts previously recognized, which resulted in a $0.3 million increase in goodwill and a corresponding decrease in net identifiable assets acquired. The Company finalized the accounting for the Vetex acquisition in fiscal 2022.

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

The pro forma impact of business combinations during fiscal 2021 was not significant, neither individually nor in the aggregate, to the consolidated results of the Company.

14. Reportable Segment Information

Reportable segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, who is the Company’s Chief Executive Officer, in deciding how to allocate resources and in assessing performance. We operate two reportable segments:

•
Medical Device: Manufacture of performance coatings, including surface modification coating technologies to improve access, deliverability and predictable deployment of medical devices and drug-delivery coating technologies to provide site-specific drug-delivery from the surface of a medical device, with end markets that include neurovascular, peripheral, coronary, and structural heart, among others; and the manufacture of vascular intervention medical devices, including drug-coated balloons, mechanical thrombectomy devices, and radial access balloon catheters and guide sheaths.
•
In Vitro Diagnostics: Manufacture of chemical and biological components used in in vitro diagnostic immunoassay and molecular tests within the diagnostic and biomedical research markets. Component products include protein stabilizers, substrates, surface coatings and antigens.

Segment revenue, operating income (loss), and depreciation and amortization were as follows:

	Fiscal Year
(In thousands)	2023	2022	2021
Revenue:
Medical Device	$105,783	$72,389	$78,253
In Vitro Diagnostics	26,801	27,562	26,883
Total revenue	$132,584	$99,951	$105,136

Operating income (loss):
Medical Device	$5,084	$(22,923)	$4,683
In Vitro Diagnostics	12,637	13,073	13,770
Total segment operating income (loss)	17,721	(9,850)	18,453
Corporate	(12,571)	(12,247)	(11,750)
Total operating income (loss)	$5,150	$(22,097)	$6,703

Depreciation and amortization:
Medical Device	$7,874	$8,368	$7,224
In Vitro Diagnostics	321	355	395
Corporate	327	419	398
Total depreciation and amortization	$8,522	$9,142	$8,017

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

	September 30,
(In thousands)	2023	2022
U.S.	$23,525	$24,788
Ireland	28,707	30,505

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of September 30, 2023, as designed and implemented to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

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

Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that internal control over financial reporting was effective as of September 30, 2023.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. This report states that internal control over financial reporting was effective and appears in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

b. Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 relating to directors, our audit committee, the nature of changes, if any, to procedures by which our shareholders may recommend nominees for directors, our code of ethics and compliance with Section 16(a) of the Exchange Act will appear in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 10 relating to executive officers appears in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 will appear in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 will appear in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information related to the Company’s equity compensation plans in effect as of September 30, 2023:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,473,805	(1)	$36.51	(1)	990,328
Equity compensation plans not approved by shareholders	—		N/A		—
Total	1,473,805		$36.51		990,328

(1) Excludes shares that may be issued under the Company’s amended and restated 1999 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 will appear in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 will appear in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

The following consolidated financial statements are set forth in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II —Valuation and Qualifying Accounts for fiscal years ended September 30, 2023, 2022 and 2021. All other schedules are omitted because they are inapplicable, not required, or the information is in the consolidated financial statements or related notes.

Surmodics, Inc.

Schedule II – Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Fiscal Year	Additions: Charges to Income	Deductions: Other Changes (Debit) Credit		Balance at End of Fiscal Year
Allowance for credit losses:
Fiscal year ended September 30, 2021	$130	(11)	—	(a)	$119
Fiscal year ended September 30, 2022	119	5	(43)	(a)	81
Fiscal year ended September 30, 2023	81	37	(38)	(a)	80

(a)
Primarily consists of uncollectible accounts written off, less recoveries.

3. Exhibits

Exhibit	Description
2.1	Agreement of Merger dated January 18, 2005 among Surmodics, Inc., SIRx, InnoRx, et al. — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 24, 2005.
2.2

Share Purchase Agreement by and among Surmodics, Inc. and the shareholders of Creagh Medical Ltd. dated as of November 20, 2015 — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 27, 2015.

2.3

Stock Purchase Agreement, dated January 8, 2016, among Surmodics, Inc. and the shareholders of NorMedix, Inc. and Gregg Sutton as Seller’s Agent — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 13, 2016.

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

10.11*	Form of Change of Control Agreement with Executive Officers — incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 7, 2020.

Exhibit	Description
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

10.21*	Surmodics, Inc. 2019 Equity Incentive Plan, as amended and restated February 9, 2023 – incorporated by reference to Appendix B to the Company’s Schedule 14A filed on December 19, 2022.
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

Exhibit	Description
10.31*

Form of Restricted Stock Unit Award Agreement (Non-Employee Director) for the Surmodics, Inc. 2019 Equity Incentive Plan — incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on December 2, 2020.

10.32

Lease Agreement by and among Surmodics, Inc., MN Golden 1, LLC and MN Golden 2, LLC, as amended February 24, 2023 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 26, 2023.

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

21†	Subsidiaries of the Registrant.
23†	Consent of Deloitte & Touche LLP.
24	Power of Attorney (included on signature page of this Form 10-K).
31.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*†	Surmodics, Inc. Policy on Recovery of Erroneously Awarded Compensation
101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase.
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Dated: November 22, 2023

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

Signature	Title	Date

/s/ Gary R. Maharaj Gary R. Maharaj	President and Chief Executive Officer (principal executive officer) and Director	November 22, 2023

/s/ Timothy J. Arens Timothy J. Arens	Senior Vice President of Finance and Chief Financial Officer (principal financial officer)	November 22, 2023

/s/ John D. Manders	Vice President of Finance and Corporate Controller	November 22, 2023
John D. Manders /s/ Susan E. Knight Susan E. Knight	(principal accounting officer) Chairman of the Board of Directors	November 22, 2023

/s/ José H. Bedoya José H. Bedoya	Director	November 22, 2023

/s/ David R. Dantzker, M.D. David R. Dantzker, M.D.	Director	November 22, 2023

/s/ Ronald B. Kalich Ronald B. Kalich	Director	November 22, 2023

/s/ Lisa Wipperman Heine	Director	November 22, 2023
Lisa Wipperman Heine