Form 10-Q
period 2023-12-31
SURMODICS INC
filed 2024-02-01
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

The number of shares of the registrant’s Common Stock, $0.05 par value per share, as of January 29, 2024 was 14,236,000.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2023	2023
(In thousands, except per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,355	$41,419
Available-for-sale securities	11,819	3,933
Accounts receivable, net of allowances of $86 and $80 as of December 31, 2023 and September 30, 2023, respectively	12,919	10,850
Contract assets	9,178	7,796
Inventories, net	14,438	14,839
Income tax receivable	361	491
Prepaids and other	7,738	7,363
Total Current Assets	79,808	86,691
Property and equipment, net	25,563	26,026
Intangible assets, net	26,213	26,206
Goodwill	44,283	42,946
Other assets	4,373	3,864
Total Assets	$180,240	$185,733
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,581	$2,993
Accrued liabilities:
Compensation	4,079	10,139
Accrued other	5,809	6,444
Deferred revenue	4,008	4,378
Total Current Liabilities	16,477	23,954
Long-term debt, net	29,443	29,405
Deferred revenue, less current portion	1,648	2,400
Deferred income taxes	1,992	2,004
Other long-term liabilities	8,530	8,060
Total Liabilities	58,090	65,823
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Series A Preferred stock — $.05 par value, 450 shares authorized; no shares issued and outstanding	—	—
Common stock — $.05 par value, 45,000 shares authorized; 14,235 and 14,155 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively	712	708
Additional paid-in capital	37,621	36,706
Accumulated other comprehensive loss	(2,652)	(4,759)
Retained earnings	86,469	87,255
Total Stockholders’ Equity	122,150	119,910
Total Liabilities and Stockholders’ Equity	$180,240	$185,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended December 31,
	2023	2022
(In thousands, except per share data)	(Unaudited)
Revenue:
Product sales	$18,827	$14,234
Royalties and license fees	9,179	8,765
Research, development and other	2,546	1,934
Total revenue	30,552	24,933
Operating costs and expenses:
Product costs	8,803	5,267
Research and development	8,664	12,743
Selling, general and administrative	12,537	13,236
Acquired intangible asset amortization	870	913
Contingent consideration expense	—	3
Total operating costs and expenses	30,874	32,162
Operating loss	(322)	(7,229)
Other expense:
Interest expense, net	(896)	(826)
Foreign exchange loss	(45)	(125)
Investment income, net	539	172
Other expense, net	(402)	(779)
Loss before income taxes	(724)	(8,008)
Income tax (expense) benefit	(62)	165
Net loss	$(786)	$(7,843)

Basic net loss per share	$(0.06)	$(0.56)
Diluted net loss per share	$(0.06)	$(0.56)

Weighted average number of shares outstanding:
Basic	14,102	13,983
Diluted	14,102	13,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended December 31,
	2023	2022
(In thousands)	(Unaudited)
Net loss	$(786)	$(7,843)
Other comprehensive income:
Derivative instruments:
Unrealized net loss	(620)	(444)
Net (gain) loss reclassified to earnings	(62)	31
Net changes related to available-for-sale securities, net of tax	(8)	—
Foreign currency translation adjustments	2,797	5,670
Other comprehensive income	2,107	5,257
Comprehensive income (loss)	$1,321	$(2,586)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

	Three Months Ended December 31, 2023 and 2022
	(Unaudited)			Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at September 30, 2023	14,155	$708	$36,706	$(4,759)	$87,255	$119,910
Net loss	—	—	—	—	(786)	(786)
Other comprehensive income, net of tax	—	—	—	2,107	—	2,107
Issuance of common stock	102	5	(5)	—	—	—
Common stock options exercised, net	7	—	39	—	—	39
Purchase of common stock to pay employee taxes	(29)	(1)	(1,087)	—	—	(1,088)
Stock-based compensation	—	—	1,968	—	—	1,968
Balance at December 31, 2023	14,235	$712	$37,621	$(2,652)	$86,469	$122,150

Balance at September 30, 2022	14,029	$701	$28,774	$(9,874)	$88,791	$108,392
Net loss	—	—	—	—	(7,843)	(7,843)
Other comprehensive income, net of tax	—	—	—	5,257	—	5,257
Issuance of common stock	103	5	(5)	—	—	—
Common stock options exercised, net	17	1	346	—	—	347
Purchase of common stock to pay employee taxes	(23)	(1)	(856)	—	—	(857)
Stock-based compensation	—	—	1,965	—	—	1,965
Balance at December 31, 2022	14,126	$706	$30,224	$(4,617)	$80,948	$107,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2023	2022
(In thousands)	(Unaudited)
Operating Activities:
Net loss	$(786)	$(7,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,333	2,122
Stock-based compensation	1,968	1,965
Noncash lease expense	183	159
Amortization of debt issuance costs	76	78
Provision for credit losses	6	59
Deferred taxes	(97)	(107)
Other	(123)	78
Change in operating assets and liabilities:
Accounts receivable and contract assets	(3,430)	546
Inventories	401	(905)
Prepaids and other	(788)	(1,857)
Accounts payable	(428)	(1,254)
Accrued liabilities	(7,084)	(4,700)
Income taxes	99	2,218
Deferred revenue	(1,122)	(1,361)
Net cash used in operating activities	(8,792)	(10,802)
Investing Activities:
Purchases of property and equipment	(720)	(977)
Purchases of available-for-sale securities	(9,750)	—
Maturities of available-for-sale securities	2,000	—
Net cash used in investing activities	(8,470)	(977)
Financing Activities:
Payments of short-term borrowings	—	(10,000)
Proceeds from issuance of long-term debt	—	29,664
Payments of debt issuance costs	—	(353)
Issuance of common stock	39	347
Payments for taxes related to net share settlement of equity awards	(1,088)	(858)
Net cash (used in) provided by financing activities	(1,049)	18,800
Effect of exchange rate changes on cash	247	411
Net change in cash and cash equivalents	(18,064)	7,432
Cash and Cash Equivalents:
Beginning of period	41,419	18,998
End of period	$23,355	$26,430
Supplemental Information:
Cash paid for income taxes	$—	$5
Cash paid for interest	779	660
Noncash investing and financing activities:
Acquisition of property and equipment	43	150
Right-of-use assets obtained in exchange for operating lease liabilities	845	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended December 31, 2023

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include all accounts and wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All intercompany transactions have been eliminated. The Company operates on a fiscal year ending on September 30. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited consolidated financial statements of the Company. These unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements for the fiscal year ended September 30, 2023, and notes thereto included in our Annual Report on Form 10-K as filed with the SEC.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The results of operations for the three months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the entire 2024 fiscal year.

New Accounting Pronouncements

Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This guidance requires disclosure of incremental segment information on an annual and interim basis. This amendment is effective for our fiscal year ending September 30, 2025 and interim periods within our fiscal year ending September 30, 2026. We are currently assessing the impact of this guidance on our disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures. This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. This amendment is effective for our fiscal year ending September 30, 2026 and interim periods within our fiscal year ending September 30, 2027. We are currently assessing the impact of this guidance on our disclosures.

No other new accounting pronouncement issued or effective during the fiscal year has had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

2. Revenue

The following table is a disaggregation of revenue within each reportable segment.

	Three Months Ended December 31,
(In thousands)	2023	2022
Medical Device
Product sales	$11,950	$8,380
Royalties & license fees – performance coatings	8,208	7,469
License fees – SurVeil DCB	971	1,296
Research, development and other	2,416	1,873
Medical Device Revenue	23,545	19,018
In Vitro Diagnostics
Product sales	6,877	5,854
Research, development and other	130	61
In Vitro Diagnostics Revenue	7,007	5,915
Total Revenue	$30,552	$24,933

Contract assets totaled $9.2 million and $7.8 million as of December 31, 2023 and September 30, 2023, respectively, on the condensed consolidated balance sheets. Fluctuations in the balance of contract assets result primarily from (i) fluctuations in the sales volume of performance coating royalties and license fees earned, but not collected, at each balance sheet date due to payment timing and contractual changes in the normal course of business; and (ii) starting in fiscal 2024, sales-based profit-sharing earned, but not collected, related to a collaborative arrangement (Note 3).

3. Collaborative Arrangement

On February 26, 2018, the Company entered into an agreement with Abbott Vascular, Inc. (“Abbott”) with respect to one of the device products in our Medical Device reportable segment, the SurVeil™ drug-coated balloon (“DCB”) for treatment of the superficial femoral artery (the “Abbott Agreement”). In June 2023, the SurVeil DCB received U.S. Food and Drug Administration (“FDA”) premarket approval (“PMA”) and may now be marketed and sold in the U.S. by Abbott.

SurVeil DCB License Fees

Under the Abbott Agreement, Surmodics is responsible for conducting all necessary clinical trials, including completion of the ongoing, five-year TRANSCEND pivotal clinical trial of the SurVeil DCB. The Company has received payments totaling $87.8 million for achievement of clinical and regulatory milestones under the Abbott Agreement, which consisted of the following: (i) $25 million upfront fee in fiscal 2018, (ii) $10 million milestone payment in fiscal 2019, (iii) $10.8 million milestone payment in fiscal 2020, (iv) $15 million milestone payment in fiscal 2021, and (v) $27 million milestone payment in the third quarter of fiscal 2023 upon receipt of PMA for the SurVeil DCB from the FDA. There are no remaining contingent or other milestone payments under the Abbott Agreement.

License fee revenue on milestone payments received under the Abbott Agreement is recognized using the cost-to-cost method based on total costs incurred to date relative to total expected costs for the TRANSCEND pivotal clinical trial, which is expected to be competed in fiscal 2025. See Note 2 Revenue for SurVeil DCB license fee revenue recognized in our Medical Device reportable segment.

As of December 31, 2023 and September 30, 2023, deferred revenue on the condensed consolidated balance sheets totaled $5.7 million and $6.8 million, respectively, which was primarily related to milestone payments received under the Abbott Agreement. The $5.7 million in deferred revenue as of December 31, 2023, which represents the Company’s performance obligations that are unsatisfied for executed contracts with an original duration of one year or more, is expected to be recognized as revenue over the next two years through fiscal 2025 as services, principally TRANSCEND clinical trial, are completed.

The amount of revenue recognized that was included in the respective beginning of fiscal year balances of deferred revenue on the condensed consolidated balance sheets totaled $1.0 million and $1.3 million for the three months ended December 31, 2023 and 2022, respectively.

SurVeil DCB Product Sales

Under the Abbott Agreement, we supply commercial units of the SurVeil DCB to Abbott, and Abbott has exclusive worldwide distribution rights. During the three months ended December 31, 2023, we commenced shipment of commercial units of the SurVeil DCB to Abbott. We recognize revenue from the sale of commercial units of the SurVeil DCB to Abbott at the time of shipment in product sales on the condensed consolidated statements of operations. The amount of SurVeil DCB product sales revenue recognized includes (i) the contractual transfer price per unit and (ii) an estimate of Surmodics’ share of net profits resulting from product sales by Abbott to third parties pursuant to the Abbott Agreement (“estimated SurVeil DCB profit-sharing”). On a quarterly basis, Abbott (i) reports to us its third-party sales of the SurVeil DCB the quarter after those sales occur, which may occur within two years following shipment based on the product’s current shelf life; and (ii) reports to us and pays the actual amount of profit-sharing. Estimated SurVeil DCB profit-sharing represents variable consideration and is recorded in contract assets on the condensed consolidated balance sheets. We estimate variable consideration as the most-likely amount to which we expect to be entitled, and we include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty associated with the variable consideration is resolved. Significant judgment is required in estimating the amount of variable consideration to recognize when assessing factors outside of Surmodics’ influence, such as limited availability of third-party information, expected duration of time until resolution, and limited relevant past experience.

4. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy were as follows:

	December 31, 2023
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents (1)	$—	$19,940	$—	$19,940
Available-for-sale securities (1)	—	11,819	—	11,819
Total assets	$—	$31,759	$—	$31,759

Liabilities
Interest rate swap (2)	—	499	—	499
Total liabilities	$—	$499	$—	$499

	September 30, 2023
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents (1)	$—	$36,255	$—	$36,255
Available-for-sale securities (1)	—	3,933	—	3,933
Interest rate swap (2)	—	183	—	183
Total assets	$—	$40,371	$—	$36,255
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

5. Supplemental Balance Sheet Information

Investments — Available-for-sale Securities

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities were as follows:

	December 31, 2023
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper and corporate bonds	$11,829	$—	$(10)	$11,819
Available-for-sale securities	$11,829	$—	$(10)	$11,819

	September 30, 2023
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper and corporate bonds	$3,936	$—	$(3)	$3,933
Available-for-sale securities	$3,936	$—	$(3)	$3,933

Inventories

Inventories consisted of the following components:

	December 31,	September 30,
(In thousands)	2023	2023
Raw materials	$9,091	$8,063
Work-in process	2,067	2,607
Finished products	3,280	4,169
Total	$14,438	$14,839

Prepaids and Other Assets, Current

Prepaids and other current assets consisted of the following:

	December 31,	September 30,
(In thousands)	2023	2023
Prepaid expenses	$3,635	$2,600
Irish research and development credits receivable	662	1,322
CARES Act employee retention credit receivable (1)	3,441	3,441
Prepaids and other	$7,738	$7,363
(1)
Receivable consisted of anticipated reimbursement of personnel expenses incurred in fiscal periods prior to fiscal 2022 as a result of our eligibility for the employee retention credit under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

Intangible Assets

Intangible assets consisted of the following:

	December 31, 2023
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	9.3	$11,742	$(10,059)	$1,683
Developed technology	11.9	35,116	(12,044)	23,072
Patents and other	14.9	2,338	(1,460)	878
Total definite-lived intangible assets		49,196	(23,563)	25,633
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Total intangible assets		$49,776	$(23,563)	$26,213

	September 30, 2023
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	9.3	$11,260	$(9,435)	$1,825
Developed technology	11.9	33,929	(11,048)	22,881
Patents and other	14.9	2,338	(1,418)	920
Total definite-lived intangible assets		47,527	(21,901)	25,626
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Total intangible assets		$48,107	$(21,901)	$26,206

Intangible asset amortization expense was $0.9 million and $1.0 million for the three months ended December 31, 2023 and 2022, respectively. Based on the intangible assets in service as of December 31, 2023, estimated amortization expense for future fiscal years was as follows:

(In thousands)
Remainder of 2024	$2,866
2025	3,786
2026	2,877
2027	2,624
2028	2,613
2029	2,613
Thereafter	8,254
Definite-lived intangible assets	$25,633

Future amortization amounts presented above are estimates. Actual future amortization expense may be different as a result of future acquisitions, impairments, changes in amortization periods, foreign currency translation rates, or other factors.

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	In Vitro Diagnostics	Medical Device	Total
Goodwill as of September 30, 2023	$8,010	$34,936	$42,946
Currency translation adjustment	—	1,337	1,337
Goodwill as of December 31, 2023	$8,010	$36,273	$44,283

Other Assets, Noncurrent

Other noncurrent assets consisted of the following:

	December 31,	September 30,
(In thousands)	2023	2023
Operating lease right-of-use assets	$3,649	$2,987
Other	724	877
Other assets	$4,373	$3,864

Accrued Other Liabilities

Accrued other liabilities consisted of the following:

	December 31,	September 30,
(In thousands)	2023	2023
Accrued professional fees	$200	$178
Accrued clinical study expense	405	1,056
Accrued purchases	1,275	1,142
Deferred consideration (1)	2,627	2,661
Operating lease liabilities, current portion	997	872
Other	305	535
Total accrued other liabilities	$5,809	$6,444
(1)
Deferred consideration consisted of the present value of guaranteed payments to be made in connection with the fiscal 2021 acquisition of Vetex Medical Limited (“Vetex”) and a fiscal 2018 asset acquisition (Note 11).

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	December 31,	September 30,
(In thousands)	2023	2023
Deferred consideration (1)	$1,637	$1,629
Unrecognized tax benefits (2)	3,301	3,332
Operating lease liabilities, less current portion	3,436	2,974
Other	156	125
Other long-term liabilities	$8,530	$8,060
(1)
Deferred consideration consisted of the present value of guaranteed payments to be made in connection with the fiscal 2021 Vetex acquisition (Note 11).
(2)
Balance of unrecognized tax benefits includes accrued interest and penalties, if applicable (Note 10).

6. Debt

Debt consisted of the following:

	December 31,	September 30,
(In thousands)	2023	2023
Revolving Credit Facility, Term SOFR + 3.00%, maturing October 1, 2027	$5,000	$5,000
Tranche 1 Term Loans, Term SOFR +5.75%, maturing October 1, 2027	25,000	25,000
Long-term debt, gross	30,000	30,000
Less: Unamortized debt issuance costs	(557)	(595)
Long-term debt, net	$29,443	$29,405

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

7. Derivative Financial Instruments

As of December 31, 2023 and September 30, 2023, derivative financial instruments on the condensed consolidated balance sheets consisted of a fixed-to-variable interest rate swap to mitigate exposure to interest rate increases related to our Term Loans (“interest rate swap”). The interest rate swap has been designated as a cash flow hedge. See Note 6 Debt for further information on our financing arrangements. The net fair value of designated hedge derivatives subject to master netting arrangements reported on the condensed consolidated balance sheets was as follows:

	Asset (Liability)
(In thousands)	Gross Recognized Amount	Gross Offset Amount	Net Amount Presented	Cash Collateral Receivable	Net Amount Reported	Balance Sheet Location
December 31, 2023
Interest rate swap	$(499)	$—	$(499)	$520	$21	Other assets, noncurrent
September 30, 2023
Interest rate swap	$183	$—	$183	$—	$183	Other assets, noncurrent

The pretax amounts recognized in accumulated other comprehensive loss (“AOCL”) for designated hedge derivative instruments were as follows:

	Three Months Ended December 31,
(In thousands)	2023	2022
Beginning unrealized net gain in AOCL	$183	$—
Net loss recognized in other comprehensive income (loss)	(620)	(444)
Net (gain) loss reclassified into interest expense	(62)	31
Ending unrealized loss in AOCL	$(499)	$(413)

8. Stock-based Compensation Plans

The Company has stock-based compensation plans approved by its shareholders under which it grants stock options, restricted stock awards, restricted stock units and deferred stock units to officers, directors and key employees. Stock-based compensation expense was reported as follows in the condensed consolidated statements of operations:

	Three Months Ended December 31,
(In thousands)	2023	2022
Product costs	$72	$67
Research and development	370	374
Selling, general and administrative	1,526	1,524
Total	$1,968	$1,965

As of December 31, 2023, unrecognized compensation costs related to non-vested awards totaled approximately $16.0 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Stock Option Awards

The Company awards stock options to officers, directors and key employees and uses the Black-Scholes option pricing model to determine the fair value of stock options as of the date of each grant. Stock option grant activity was as follows:

	Three Months Ended December 31,
	2023	2022
Stock option grant activity:
Stock options granted	250,000	269,000
Weighted average grant date fair value	$15.82	$15.53
Weighted average exercise price	$33.64	$35.97

Restricted Stock Awards

During the three months ended December 31, 2023 and 2022, the Company awarded 98,000 and 99,000 restricted stock shares, respectively, to certain key employees and officers with a weighted average grant date fair value per share of $33.64 and $36.05, respectively. Restricted Stock is valued based on the market value of the shares as of the date of grant.

Restricted Stock Unit Awards

During each of the three months ended December 31, 2023 and 2022, the Company awarded 5,000 and 6,000 restricted stock units (“RSUs”), respectively, to directors and to key employees in foreign jurisdictions with a weighted average grant date fair value per unit of $33.64 and $36.13, respectively. RSUs are valued based on the market value of the shares as of the date of grant.

Employee Stock Purchase Plan

Our U.S. employees are eligible to participate in the amended 1999 Employee Stock Purchase Plan (“ESPP”) approved by our shareholders. During the three months ended December 31, 2023 and 2022, no shares were issued under the ESPP.

9. Net Loss Per Share Data

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

The calculation of diluted loss per share excluded 0.1 million in weighted-average shares for each of the three months ended December 31, 2023 and 2022, as their effect was anti-dilutive. Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended December 31,
(In thousands)	2023	2022
Basic weighted average shares outstanding	14,102	13,983
Dilutive effect of outstanding stock options, non-vested restricted stock, and non-vested restricted stock units	—	—
Diluted weighted average shares outstanding	14,102	13,983

10. Income Taxes

For interim income tax reporting, the Company estimates its full-year effective tax rate and applies it to fiscal year-to-date pretax income (loss), excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company reported an income tax expense of $(0.1) million and income tax benefit of $0.2 million for the three months ended December 31, 2023 and 2022, respectively.

•
Beginning in our fiscal 2023, certain research and development (“R&D”) costs are required to be capitalized and amortized over a five-year period under the Tax Cuts and Jobs Act enacted in December 2017. This change impacts the expected U.S. federal and state income tax expense and cash taxes paid and to be paid for our fiscal 2024 and 2023.
•
Since September 30, 2022, we have maintained a full valuation allowance against U.S. net deferred tax assets. As a result, we are no longer recording a tax benefit associated with U.S. pretax losses and incremental deferred tax assets.
•
Recurring items cause our effective tax rate to differ from the U.S. federal statutory rate of 21%, including foreign-derived intangible income (“FDII”) deductions in the U.S., U.S. federal and Irish R&D credits, Irish and U.S. state tax rates, and excess tax benefits associated with stock-based compensation.

A valuation allowance is required to be recognized against deferred tax assets if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that all or a portion of such assets will not be realized. We apply judgment to consider the relative impact of negative and positive evidence, and the weight given to negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Objective historical evidence, such as cumulative three-year pre-tax income (losses) adjusted for permanent adjustments, is given greater weight than subjective positive evidence, such as forecasts of future earnings. The more objective negative evidence that exists limits our ability to consider other, potentially positive, subjective evidence, such as our future earnings projections. Based on our evaluation of all available positive and negative evidence, and by placing greater weight on the objectively verifiable evidence, we determined, as of December 31, 2023 and September 30, 2023, that it is more likely than not that our net U.S. deferred tax assets will not be realized. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record additional adjustments to the valuation allowance in future reporting periods that could have a material effect on our results of operations.

Discrete tax benefits related to stock-based compensation awards vested, expired, canceled and exercised was $0.1 million or less for each of the three months ended December 31, 2023 and 2022. The total amount of unrecognized tax benefits, excluding interest and penalties that, if recognized, would affect the effective tax rate was $3.7 million and $3.1 million as of December 31, 2023 and September 30, 2023, respectively. Interest and penalties related to unrecognized tax benefits are recorded in the income tax (expense) benefit.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions, as well as several non-U.S. jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. The Internal Revenue Service commenced an examination of the Company’s fiscal 2019 U.S. federal tax return in fiscal 2022; the examination has not been completed. U.S. federal income tax returns for years prior to fiscal 2019 are no longer subject to examination by federal tax authorities. For tax returns for U.S. state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2013. For tax returns for non-U.S. jurisdictions, the Company is no longer subject to income tax examination for years prior to 2019. There were no undistributed earnings in foreign subsidiaries as of December 31, 2023 and September 30, 2023.

11. Commitments and Contingencies

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

12. Segment Information

Segment revenue, operating loss, and depreciation and amortization were as follows:

	Three Months Ended December 31,
(In thousands)	2023	2022
Revenue:
Medical Device	$23,545	$19,018
In Vitro Diagnostics	7,007	5,915
Total revenue	$30,552	$24,933

Operating loss:
Medical Device	$(224)	$(7,235)
In Vitro Diagnostics	3,124	2,948
Total segment operating income (loss)	2,900	(4,287)
Corporate	(3,222)	(2,942)
Total operating loss	$(322)	$(7,229)

Depreciation and amortization:
Medical Device	$2,054	$1,953
In Vitro Diagnostics	97	77
Corporate	182	92
Total depreciation and amortization	$2,333	$2,122

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information management believes is useful in understanding the operating results, cash flows and financial condition of Surmodics. The discussion should be read in conjunction with both the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statement entitled “Forward-Looking Statements” located at the end of this Item 2.

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

Highlighted below are select medical device products within our development pipeline that are our focus for development and commercialization efforts. For our drug-coated balloon (“DCB") platform, we are commercializing our SurVeil™ DCB through a distribution arrangement with Abbott Vascular, Inc. (“Abbott”). For both our thrombectomy and radial access platforms, we are pursuing commercialization via a direct sales strategy leveraging a small team of experienced sales professionals and clinical specialists. Beginning in fiscal 2022, we began to see modest, but meaningful and growing revenue associated with the adoption, utilization and sales of our Pounce™ and Sublime™ platform products.

Drug-coated Balloon Platform

Surmodics’ DCBs are designed for vascular interventions to treat peripheral arterial disease (“PAD”), a condition that causes a narrowing of the blood vessels supplying the extremities.

•
SurVeil DCB is a paclitaxel-coated DCB to treat PAD in the upper leg (superficial femoral artery), which utilizes a proprietary paclitaxel drug-excipient formulation for a durable balloon coating and is manufactured using an innovative process to improve coating uniformity. In June 2023, the SurVeil DCB received U.S. Food and Drug Administration (“FDA”) premarket approval (“PMA”) and may now be marketed and sold in the U.S. by Abbott under our exclusive worldwide distribution agreement for the product (the “Abbott Agreement”). The SurVeil DCB also has the necessary regulatory approval for commercialization in the European Union (”E.U.”).

In the first quarter of fiscal 2024, we completed shipment of Abbott’s initial stocking order of commercial units of the SurVeil DCB, resulting in recognition of product sales, which included both (i) the contractual transfer price, and (ii) an estimate of Surmodics’ share of net profits resulting from product sales by Abbott to third parties. As of January 2024, the SurVeil DCB is now a commercial product available in the U.S. through Abbott.

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

Pounce Thrombectomy Platform

We have successfully developed, internally and through acquisitions, multiple FDA 510(k)-cleared mechanical thrombectomy devices for the non-surgical removal of thrombi and emboli (clots) from the peripheral vasculature. In addition to FDA clearance, our Pounce Venous Thrombectomy System has the necessary regulatory approval for commercialization in the E.U. We believe that the ease of use, intuitive design and efficient performance of our thrombectomy products make these devices viable first-line treatment options for interventionalists. These devices include:

•
Pounce Arterial Thrombectomy System for the removal of clots from arteries in the peripheral vasculature associated with PAD. Commercial sales began in the first quarter of fiscal 2022.

In the third quarter of fiscal 2023, the low-profile (LP) model of the Pounce Arterial Thrombectomy System received FDA 510(k) regulatory clearance, which will allow for clot removal in below-the-knee peripheral arteries (2 mm to 4 mm in diameter), expanding the addressable market for the Pounce platform. Limited market evaluations for the Pounce LP device began in the first quarter of fiscal 2024, and transition to commercial launch is targeted for fiscal 2024.

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

For more information regarding our vascular intervention medical devices, see Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Results of Operations

Three Months Ended December 31, 2023 and 2022

Revenue. Revenue in the first quarter of fiscal 2024 was $30.6 million, a $5.6 million or 23% increase compared to the prior-year quarter. The following is a summary of revenue streams within each reportable segment.

	Three Months Ended December 31,
(Dollars in thousands)	2023	2022	Increase/(Decrease)
Medical Device
Product sales	$11,950	$8,380	$3,570	43%
Royalties & license fees – performance coatings	8,208	7,469	739	10%
License fees – SurVeil DCB	971	1,296	(325)	(25)%
R&D and other	2,416	1,873	543	29%
Medical Device Revenue	23,545	19,018	4,527	24%
In Vitro Diagnostics
Product sales	6,877	5,854	1,023	17%
R&D and other	130	61	69	113%
In Vitro Diagnostics Revenue	7,007	5,915	1,092	18%
Total Revenue	$30,552	$24,933	$5,619	23%

Medical Device. Revenue in our Medical Device segment was $23.5 million in the first quarter of fiscal 2024, a 24% increase from $19.0 million in the prior-year quarter.

•
Medical Device product sales increased 43% to $12.0 million in the first quarter of fiscal 2024, compared to $8.4 million in the prior-year quarter. Product sales growth year-over-year was primarily driven by fulfillment of the initial stocking order for the SurVeil DCB from Abbott, our exclusive distribution partner for the product, and continued sales growth from the Pounce thrombectomy device platform.
•
Performance coating royalties and license fee revenue increased 10% to $8.2 million in the first quarter of fiscal 2024, compared to $7.5 million in the prior-year quarter, primarily driven by growth from customers utilizing our Serene™ coating.
•
SurVeil DCB license fee revenue under the Abbott Agreement was $1.0 million and $1.3 million in the first quarter of fiscal 2024 and 2023, respectively. The year-over-year decline in SurVeil DCB license fee revenue was driven by lower TRANSCEND clinical trial costs subsequent to receipt of PMA from the FDA for the SurVeil DCB in the third quarter of fiscal 2023.
•
Medical Device research and development (“R&D”) and other revenue increased $0.5 million to $2.4 million in the first quarter of fiscal 2024, compared to $1.9 million in the prior-year quarter, driven by increased volume of performance coating services.

In Vitro Diagnostics. Revenue in our In Vitro Diagnostics (“IVD”) segment was $7.0 million in the first quarter of fiscal 2024, an 18% increase from $5.9 million in the prior-year quarter.

•
IVD product sales increased 17% to $6.9 million in the first quarter of fiscal 2024, compared to $5.9 million in the prior-year quarter, driven primarily by strong customer demand and favorable order timing for distributed antigen and microarray slide/surface products, partly offset by lower sales of protein stabilization products.
•
IVD R&D and other revenue was $0.1 million for both the first quarter of fiscal 2024 and 2023.

Operating Costs and Expenses. Product sales, product costs, product gross profit, product gross margin, and operating costs were as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2023	2022	Increase/(Decrease)
Product sales	$18,827	$14,234	$4,593	32%
Product costs	8,803	5,267	3,536	67%
Product gross profit (1)	10,024	8,967	1,057	12%
% Product gross margin (2)	53.2%	63.0%	(9.8)	ppt
R&D expense	8,664	12,743	(4,079)	(32)%
% Total revenue	28%	51%
SG&A expense	12,537	13,236	(699)	(5)%
% Total revenue	41%	53%
Acquired intangible asset amortization	870	913	(43)	(5)%
Contingent consideration expense	—	3	(3)
(1)
Product gross profit is defined as product sales less related product costs.
(2)
Product gross margin is defined as product gross profit as a percentage of product sales.

Product gross profit and product gross margins. Product gross profit increased $1.1 million, or 12%, in the first quarter of fiscal 2024, compared to the prior-year period. Product gross margins were 53.2% and 63.0% in the first quarter of fiscal 2024 and 2023, respectively. The decrease in product gross margin in the first quarter of fiscal 2024 was primarily driven by several factors.

•
Sales of vascular intervention medical devices – our SurVeil DCB, Pounce thrombectomy, and Sublime radial access products – increased as a proportion of total product sales in the first quarter of fiscal 2024, compared to the prior-year period, which had an unfavorable revenue mix impact to product gross margin. In the first quarter of fiscal 2024 and 2023, product margins for our vascular interventions devices were impacted by the under-absorption of fixed costs and production inefficiencies, including expiration of inventory, associated with production volumes that were below full scale.
•
Sales of relatively lower-margin IVD antigen products, which we sell as a distributor, increased year-over-year in the first quarter of fiscal 2024, resulting in an unfavorable revenue mix impact to product gross margin.
•
Product gross margin in the first quarter of fiscal 2024 was unfavorably impacted by fixed overhead cost absorption to a greater degree, relative to the prior-year quarter, from a timing-related decrease in production volumes.

In fiscal 2024, product gross margins may continue to be adversely impacted by the shift in revenue mix towards sales of vascular intervention medical devices at relatively lower margins.

R&D expense. R&D expense declined 32%, or $4.1 million, in the first quarter of fiscal 2024, compared to the prior-year quarter. R&D expense as a percentage of revenue was 28% and 51% in the first quarter of fiscal 2024 and 2023, respectively. The decrease in R&D expense was primarily driven by lower SurVeil DCB R&D expenses due to the transition to commercialization, the timing of certain investments in product development, and the spending reduction plan and workforce reduction implemented in the second quarter of fiscal 2023,. For full-year fiscal 2024, we expect R&D expense to decrease between $5.5 million and $6.5 million, compared to fiscal 2023, primarily related to lower SurVeil DCB expenses as the result of transition to commercialization and the workforce reduction implemented in the second quarter of fiscal 2023, partly offset by our continued investment in our Pounce thrombectomy and Sublime radial access product platforms.

Selling, general and administrative (“SG&A”) expense. SG&A expense decreased 5%, or $0.7 million in the first quarter of fiscal 2024, compared to the prior-year quarter. SG&A expense as a percentage of revenue was 41% and 53% in the first quarter of fiscal 2024 and 2023, respectively. The decrease in SG&A expense was primarily related to lower headcount, largely as the result of the spending reduction plan and workforce reduction implemented in the second quarter of fiscal 2023. For full-year fiscal 2024, we expect SG&A expense to increase between $2.0 million and $3.0 million, compared to fiscal 2023, as we continue to advance the commercialization of our Pounce thrombectomy and Sublime radial access product platforms.

Acquired intangible asset amortization. We have previously acquired certain intangible assets through business combinations, which are amortized over periods ranging from seven to 14 years.

Other expense. Major classifications of other expense were as follows:

	Three Months Ended December 31,
(In thousands)	2023	2022
Interest expense, net	$(896)	$(826)
Foreign exchange loss	(45)	(125)
Investment income, net	539	172
Other expense, net	$(402)	$(779)

Interest expense, net increased in the first quarter of fiscal 2024, compared to the prior-year quarter, due to higher interest rates. Refer to “Liquidity and Capital Resources” for further discussion of financing arrangements and expectations for fiscal 2024 interest expense. Foreign currency exchange (losses) gains result primarily from the impact of U.S. dollar to Euro exchange rate fluctuations on certain intercompany transactions and balances. Investment income, net increased in the first quarter of fiscal 2024, compared to the prior-year quarter, due to increased investments in available-for-sale securities, as well as higher interest rates.

Income taxes. We reported income tax expense of $(0.1) million and income tax benefit of $0.2 million in the first quarter of fiscal 2024 and 2023, respectively. Our effective tax rate was (9)% and 2% for the first quarter of fiscal 2024 and 2023, respectively.

•
Beginning in our fiscal 2023, certain R&D costs are required to be capitalized and amortized over a five-year period under the Tax Cuts and Jobs Act enacted in December 2017. This change impacts the expected U.S. federal and state income tax expense and cash taxes paid and to be paid for our fiscal 2024 and 2023.
•
Since September 30, 2022, we have maintained a full valuation allowance against U.S. net deferred tax assets. As a result of the full valuation allowance, we are no longer recording a tax benefit associated with U.S. pre-tax losses and incremental deferred tax assets. A valuation allowance is required to be recognized against deferred tax assets if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that all or a portion of such assets will not be realized. The relevant guidance weighs available evidence such as historical cumulative taxable losses more heavily than future profitability. The valuation allowance has no impact on the availability of U.S. net deferred tax assets to offset future tax liabilities.
•
Recurring items cause our effective tax rate to differ from the U.S. federal statutory rate of 21%, including foreign-derived intangible income (“FDII”) deductions in the U.S., U.S. federal and Irish R&D credits, Irish and U.S. state tax rates, and excess tax benefits associated with stock-based compensation.

Segment Operating Results

Operating results for each of our reportable segments were as follows:

	Three Months Ended December 31,
(In thousands)	2023	2022	$ Change
Operating loss:
Medical Device	$(224)	$(7,235)	$7,011
In Vitro Diagnostics	3,124	2,948	176
Total segment operating income (loss)	2,900	(4,287)	7,187
Corporate	(3,222)	(2,942)	(280)
Total operating loss	$(322)	$(7,229)	$6,907

Medical Device. Our Medical Device business reported an operating loss of $(0.2) million in the first quarter of fiscal 2024, compared to $(7.2) million in the prior-year quarter, representing (1)% and (38)% of revenue, respectively.

•
Medical Device operating expenses, excluding product costs, decreased $5.2 million in the first quarter of fiscal 2024, compared to the prior-year quarter. R&D expenditures in our Medical Device segment declined year-over-year in the first quarter of fiscal 2024 primarily as the result of lower SurVeil DCB R&D expenses due to the transition to commercialization, the spending reduction plan and workforce reduction implemented in the second quarter of fiscal 2023, and the timing of certain investments in product development. SG&A expense in our Medical Device business declined modestly year-over-year in the first quarter of fiscal 2024 due to lower headcount, primarily as the result of the spending reduction plan and workforce reduction implemented in the second quarter of fiscal 2023.

•
Medical Device product gross profit increased $0.9 million year-over-year in the first quarter of fiscal 2024. Medical Device product gross margins were 48.6% and 58.6% in the first quarter of fiscal 2024 and 2023, respectively. The decrease in product gross margin was primarily driven by (i) increased sales of our vascular intervention medical devices – our SurVeil DCB, Pounce thrombectomy, and Sublime radial access products – as a proportion of total product sales, compared to the prior-year period, which had an unfavorable revenue mix impact to product gross margin; and (ii) the unfavorable impact of fixed overhead cost absorption in the first quarter of fiscal 2024, relative to the prior-year quarter, from a timing-related decrease in production volumes. In the first quarter of fiscal 2024 and 2023, product margins for our vascular intervention medical devices were impacted by the under-absorption of fixed costs and production inefficiencies, including expiration of inventory, associated with low production volumes that were below full scale.
•
Performance coating royalties and license fee revenue increased $0.7 million to $8.2 million in the first quarter of fiscal 2024, compared to $7.5 million in the prior-year quarter, primarily driven by growth from customers utilizing our Serene™ coating.
•
Medical Device R&D services revenue increased $0.5 million in the first quarter of fiscal 2024, compared to the prior-year quarter, from increased volume of coating services.
•
SurVeil DCB license fee revenue under the Abbott Agreement decreased $0.3 million in the first quarter of fiscal 2024, compared to the prior-year quarter, driven by lower TRANSCEND clinical trial costs subsequent to receipt of PMA from the FDA for the SurVeil DCB in the third quarter of fiscal 2023.

In Vitro Diagnostics. Our In Vitro Diagnostics business reported operating income of $3.1 million and $2.9 million in the first quarter of fiscal 2024 and 2023, respectively, representing 45% and 50% of revenue, respectively.

•
IVD product gross profit increased $0.2 million year-over-year in the first quarter of fiscal 2024. IVD product gross margins were 61.4% and 69.4% in the first quarter fiscal 2024 and 2023, respectively. The decrease in product gross margin was driven primarily by the unfavorable mix impact from the growth in sales of relatively lower margin distributed antigen products, partly offset by leverage on higher product sales volume.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive management, corporate accounting, information technology, legal, human resources and Board of Directors related fees and expenses, which we do not fully allocate to the Medical Device and IVD segments. Corporate also includes expenses, such as acquisition-related costs and litigation, which are not specific to a segment and thus not allocated to our reportable segments. The unallocated Corporate expense operating loss was $(3.2) million and $(2.9) million in the first quarter of fiscal 2024 and 2023, respectively.

Cash Flow Operating Results

The following is a summary of cash flow results:

	Three Months Ended December 31,
(In thousands)	2023	2022
Cash (used in) provided by:
Operating activities	$(8,792)	$(10,802)
Investing activities	(8,470)	(977)
Financing activities	(1,049)	18,800
Effect of exchange rates on changes in cash and cash equivalents	247	411
Net change in cash and cash equivalents	$(18,064)	$7,432

Operating Activities. Cash used in operating activities was $(8.8) million in the first three months of fiscal 2024, compared to cash used of $(10.8) million in the same prior-year period. Net loss was $(0.8) million in the first three months of fiscal 2024, compared to $(7.8) million in the same prior-year period. Net changes in operating assets and liabilities reduced cash flows from operating activities by $(12.4) million in the first three months of fiscal 2024 and reduced cash flows from operating activities by $(7.3) million in the same prior-year period. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

•
Cash used in accounts receivable and contract assets was $(3.4) million in the first three months of fiscal 2024, compared to cash provided of $0.5 million in the same prior year period. The increase in cash used was primarily driven by accounts receivable and contract assets recognized on SurVeil DCB product sales to Abbott, as well as increased accounts receivable on strong year-over-year revenue growth.

•
Cash used in accrued liabilities was $(7.1) million in the first three months of fiscal 2024, compared to cash used of $(4.7) million in the same prior-year period. Cash used in both periods primarily related to annual bonus payments, and the year-over-year increase in cash used was primarily driven by the reduction in accrued expenses for compensation and SurVeil DCB clinical costs.
•
Cash provided by income taxes was $0.1 million in the first three months of fiscal 2024, compared to $2.2 million in the same prior-year period, driven primarily by the receipt of a $2.3 million tax refund under the CARES Act in the first quarter of fiscal 2023.
•
Cash provided by inventories was $0.4 million in the first three months of fiscal 2024, compared to cash used of ($0.9) million in the same prior-year period, as the result of active management of working capital in inventory.

Investing Activities. Cash used in investing activities totaled $(8.4) million in the first three months of fiscal 2024, compared to cash used of $(1.0) million in the same prior-year period.

•
Net purchases and maturities of available-for-sale investments were a (use) source of cash totaling $(7.8) million and $0.0 million in the first three months of fiscal 2024 and 2023, respectively.
•
We invested $0.7 million and $1.0 million in property and equipment in the first three months of fiscal 2024 and 2023, respectively.

Financing Activities. Cash (used in) provided by financing activities totaled $(1.0) million and $18.8 million in the first three months of fiscal 2024 and 2023, respectively.

•
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
•
In the first three months of fiscal 2024 and 2023, we paid $1.1 million and $0.9 million, respectively, to purchase common stock to pay employee taxes resulting from the vesting of stock awards and the exercise of stock options.
•
In the first three months of fiscal 2024 and 2023, we generated $0.0 million and $0.3 million, respectively, from the sale of common stock related to our stock-based compensation plans.

Liquidity and Capital Resources

As of December 31, 2023, working capital totaled $63.3 million, an increase of $0.6 million from September 30, 2023. We define working capital as current assets minus current liabilities. Cash and cash equivalents and available-for-sale investments totaled $35.2 million as of December 31, 2023, a decrease of $10.2 million from $45.4 million as of September 30, 2023.

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

•
Revolving Credit Facility. Surmodics has access to a revolving credit facility, which provides for maximum availability of $25 million, subject to a borrowing base. As of December 31, 2023, the outstanding balance on the revolving credit facility was $5 million. As of December 31, 2023, additional, incremental availability on the revolving credit facility was approximately $13.7 million, based on borrowing base eligibility requirements consisting primarily of the Company’s inventory, accounts receivable and contract asset balances. The revolving credit facility has an annual interest rate equal to 3.00% plus the greater of Term SOFR (as defined in the credit agreement) or 1.50%, and has a maturity date of October 1, 2027.

•
Term Loan. Surmodics has access to additional draws on the term loan if certain conditions are met. As of December 31, 2023, the outstanding principal on the term loan was $25 million. Additional draws on the term loan may be made in increments of at least $10 million, up to a total of $50 million through December 31, 2024 subject to certain conditions, including having no less than $60 million of core net revenue on a rolling four-quarter basis. An additional tranche of up to $25 million may be available through December 31, 2024 at MidCap’s sole discretion. The credit agreement with MidCap calls for interest-only payments on the term loan over the first four years, which can be extended to five years if certain criteria are met. The Company has entered into an interest rate swap arrangement with Wells Fargo, whereby the initial $25 million borrowing on the term loan’s variable base rate was fixed at 10.205% per annum for the five-year loan term. The term loan has a maturity date of October 1, 2027.

As of December 31, 2023, the Company’s shelf registration statement with the SEC allows the Company to offer potentially up to $200 million in debt securities, common stock, preferred stock, warrants, and other securities or any such combination of such securities in amounts, at prices, and on terms announced if and when the securities are ever offered. This shelf registration statement expires in May 2026.

In fiscal 2024, we anticipate an increase in SG&A expenditures of between $2.0 million and $3.0 million, as well as an increase in capital expenditures. We also anticipate R&D expenses will continue to be significant in fiscal 2024, primarily related to medical device product development, including continued investment in our Pounce and Sublime product platforms. We believe that our existing cash and cash equivalents and available-for-sale investments, which totaled $35.2 million as of December 31, 2023, together with cash flow from operations and our revolving credit facility and term loans, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for fiscal 2024. There can be no assurance, however, that our business will continue to generate cash flows at historic levels.

Beyond fiscal 2024, our cash requirements will depend extensively on the timing of market introduction and extent of market acceptance of products in our medical device product portfolio, including the SurVeil DCB distributed by Abbott, our exclusive distribution partner for the product. Our long-term cash requirements also will be significantly impacted by the level of our investment in commercialization of our vascular intervention device products and whether we make future corporate transactions. We cannot accurately predict our long-term cash requirements at this time. We may seek additional sources of liquidity and capital resources, including through borrowing, debt or equity financing or corporate transactions to generate cashflow. There can be no assurance that such transactions will be available to us on favorable terms, if at all.

Customer Concentrations

We have agreements with a diverse base of customers and certain customers have multiple products using our technology. Abbott and Medtronic are our largest customers, comprising 27% and 10%, respectively, of our consolidated revenue for fiscal 2023. Abbott and Medtronic each comprised 19% and 10%, respectively, of our consolidated revenue for the three months ended December 31, 2023.

Critical Accounting Policies and Significant Estimates

Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. For the three months ended December 31, 2023, there were no significant changes in our critical accounting policies. For a detailed description of our other critical accounting policies and significant estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Forward-looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, our strategies for growth, including our ability to sign new license agreements, conduct clinical evaluations, and bring new products to market; the expected duration of limited market evaluations and timing of commercial launches of our products; the development of future products and their anticipated attributes; the period over which deferred revenue related to the Abbott Agreement is expected to be recognized; our plans to evaluate our strategy for further clinical investment in the Sundance DCB; future revenue growth, our longer-term valuation-creation strategy, and our future potential; information about our product pipeline; future gross margins, operating expenses, and capital expenditures; the potential impact of a shift in revenue mix towards sales of medical devices; estimated future amortization expense; expectations regarding operating expenses and their impact on our cash flows; the period over which unrecognized compensation costs is expected to be recognized; research and development plans and expenses; the expected completion timeframe for the TRANSCEND clinical trial; anticipated cash requirements; the intended use of remaining proceeds of our borrowing under the MidCap Credit Agreement; future cash flows and sources of funding, and their ability together with existing cash, and cash equivalents, to provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for fiscal 2024; statements regarding cash requirements beyond fiscal 2024; expectations regarding capital available under our secured revolving credit facility and secured term loan facilities; expectations regarding the maturity of debt; future impacts of our interest rate swap transactions; our expected interest expense in fiscal 2024 under the credit agreement with MidCap; the impact of potential lawsuits or claims; the potential impact of interest rate fluctuations on our results of operations and cash flows; the impact of potential change in raw material prices, sources of raw materials and our ability to manufacture raw materials ourselves; the potential impact on the Company of currency fluctuations; future income tax (expense) benefit; expected income tax expense and cash taxes to be paid; the likelihood that we will realize the benefits of our deferred tax assets; and the impact of the adoption of new accounting pronouncements. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent our expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

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
3.
our ability to successfully manufacture at commercial volumes our SurVeil DCB products;
4.
our ability to successfully develop, obtain and maintain regulatory approval for, commercialize, and manufacture at commercial volumes our other DCB products;
5.
general economic conditions that are beyond our control, such as the impacts of recessions, inflation, rising interest rates, customer mergers and acquisitions, business investment, changes in consumer confidence, and medical epidemics or pandemics such as the COVID-19 pandemic, which negatively impacted our business and results of operations;
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
12.
disruptions to our business from our plan to reduce our use of cash announced in the third quarter of fiscal 2023, the failure of such plan to achieve its objectives, or cost and expenses associated with such plan; and
13.
other factors described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which you are encouraged to read carefully.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of interest-bearing corporate debt securities with varying maturity dates, which generally are less than one year. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. As of December 31, 2023, we held $11.8 million in available-for-sale debt securities. Therefore, interest rate fluctuations relating to investments would have an insignificant impact on our results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements and commercial paper instruments.

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

We are exposed to increasing Euro currency risk with respect to our manufacturing operations in Ireland. In addition, the contractual transfer price paid by Abbott for commercial units of our SurVeil DCB product is denominated in Euros. In a period where the U.S. dollar is strengthening or weakening relative to the Euro, our revenue and expenses denominated in Euro currency are translated into U.S. dollars at a lower or higher value than they would be in an otherwise constant currency exchange rate environment. All sales transactions are denominated in U.S. dollars or Euros. We generate royalties revenue from the sale of customer products in foreign jurisdictions. Royalties generated in foreign jurisdictions by customers are converted and paid in U.S. dollars per contractual terms. Substantially all of our purchasing transactions are denominated in U.S. dollars or Euros. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the Company’s Certifying Officers concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company has been involved in various legal actions involving its operations, products and technologies, including intellectual property and employment disputes.

Item 1A. Risk Factors

The risks identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the Securities and Exchange Commission on November 22, 2023, under Part I, Item 1A, “Risk Factors” could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the information with respect to purchases made by or on behalf of Surmodics, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended December 31, 2023.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period:
October 1 – 31, 2023	111	$28.72	—	$25,300,000
November 1 – 30, 2023	—	—	—	25,300,000
December 1 – 31, 2023	28,717	32.82	—	25,300,000
Total	28,828	32.80	—
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

3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on July 29, 2016.

3.2	Restated Bylaws of Surmodics, Inc., as amended July 20, 2023 — incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on July 26, 2023.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 1, 2024	Surmodics, Inc.

	By:	/s/ Timothy J. Arens
Timothy J. Arens
Senior Vice President of Finance and Chief Financial Officer

(duly authorized signatory and principal financial officer)