Form 10-Q
period 2024-03-31
SURMODICS INC
filed 2024-05-01
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares of the registrant’s Common Stock, $0.05 par value per share, as of April 26, 2024 was 14,260,000.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2024	2023
(In thousands, except per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$33,030	$41,419
Available-for-sale securities	7,909	3,933
Accounts receivable, net of allowances of $107 and $80 as of March 31, 2024 and September 30, 2023, respectively	12,319	10,850
Contract assets	10,650	7,796
Inventories	15,405	14,839
Income tax receivable	746	491
Prepaids and other	4,204	7,363
Total Current Assets	84,263	86,691
Property and equipment, net	25,718	26,026
Intangible assets, net	24,784	26,206
Goodwill	43,576	42,946
Other assets	4,464	3,864
Total Assets	$182,805	$185,733
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,186	$2,993
Accrued liabilities:
Compensation	6,245	10,139
Accrued other	5,017	6,444
Deferred revenue	4,749	4,378
Total Current Liabilities	19,197	23,954
Long-term debt, net	29,480	29,405
Deferred revenue, less current portion	—	2,400
Deferred income taxes	1,857	2,004
Other long-term liabilities	8,321	8,060
Total Liabilities	58,855	65,823
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Series A Preferred stock — $.05 par value, 450 shares authorized; no shares issued and outstanding	—	—
Common stock — $.05 par value, 45,000 shares authorized; 14,260 and 14,155 shares issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	713	708
Additional paid-in capital	40,271	36,706
Accumulated other comprehensive loss	(3,750)	(4,759)
Retained earnings	86,716	87,255
Total Stockholders’ Equity	123,950	119,910
Total Liabilities and Stockholders’ Equity	$182,805	$185,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Revenue:
Product sales	$18,099	$15,350	$36,926	$29,584
Royalties and license fees	11,411	9,429	20,590	18,194
Research, development and other	2,448	2,419	4,994	4,353
Total revenue	31,958	27,198	62,510	52,131
Operating costs and expenses:
Product costs	7,101	5,738	15,904	11,005
Research and development	10,229	12,924	18,893	25,667
Selling, general and administrative	13,093	12,967	25,630	26,203
Acquired intangible asset amortization	876	867	1,746	1,780
Restructuring expense	—	1,282	—	1,282
Contingent consideration expense	—	3	—	6
Total operating costs and expenses	31,299	33,781	62,173	65,943
Operating income (loss)	659	(6,583)	337	(13,812)
Other expense, net:
Interest expense, net	(881)	(884)	(1,777)	(1,710)
Foreign exchange loss	(72)	(75)	(117)	(200)
Investment income, net	460	177	999	349
Other expense, net	(493)	(782)	(895)	(1,561)
Income (loss) before income taxes	166	(7,365)	(558)	(15,373)
Income tax benefit (expense)	81	(368)	19	(203)
Net income (loss)	$247	$(7,733)	$(539)	$(15,576)

Basic net income (loss) per share	$0.02	$(0.55)	$(0.04)	$(1.11)
Diluted net income (loss) per share	$0.02	$(0.55)	$(0.04)	$(1.11)

Weighted average number of shares outstanding:
Basic	14,152	14,030	14,127	14,010
Diluted	14,182	14,030	14,127	14,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
(In thousands)	(Unaudited)		(Unaudited)
Net income (loss)	$247	$(7,733)	$(539)	$(15,576)
Other comprehensive (loss) income:
Derivative instruments:
Unrealized net gain (loss)	426	(304)	(194)	(748)
Net (gain) loss reclassified to earnings	(62)	(11)	(124)	20
Net changes related to available-for-sale securities, net of tax	2	—	(6)	—
Foreign currency translation adjustments	(1,464)	1,118	1,333	6,788
Other comprehensive (loss) income	(1,098)	803	1,009	6,060
Comprehensive (loss) income	$(851)	$(6,930)	$470	$(9,516)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

	Three Months Ended March 31, 2024 and 2023
	(Unaudited)			Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 31, 2023	14,235	$712	$37,621	$(2,652)	$86,469	$122,150
Net income	—	—	—	—	247	247
Other comprehensive loss, net of tax	—	—	—	(1,098)	—	(1,098)
Issuance of common stock	19	1	449	—	—	450
Common stock options exercised, net	6	1	80	—	—	81
Purchase of common stock to pay employee taxes	—	(1)	(5)	—	—	(6)
Stock-based compensation	—	—	2,126	—	—	2,126
Balance at March 31, 2024	14,260	$713	$40,271	$(3,750)	$86,716	$123,950

Balance at December 31, 2022	14,126	$706	$30,224	$(4,617)	$80,948	$107,261
Net loss	—	—	—	—	(7,733)	(7,733)
Other comprehensive income, net of tax	—	—	—	803	—	803
Issuance of common stock	9	1	452	—	—	453
Common stock options exercised, net	—	—	3	—	—	3
Purchase of common stock to pay employee taxes	(1)	—	(15)	—	—	(15)
Stock-based compensation	—	—	1,782	—	—	1,782
Balance at March 31, 2023	14,134	$707	$32,446	$(3,814)	$73,215	$102,554

	Six Months Ended March 31, 2024 and 2023
	(Unaudited)			Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at September 30, 2023	14,155	$708	$36,706	$(4,759)	$87,255	$119,910
Net loss	—	—	—	—	(539)	(539)
Other comprehensive income, net of tax	—	—	—	1,009	—	1,009
Issuance of common stock	121	6	444	—	—	450
Common stock options exercised, net	13	1	119	—	—	120
Purchase of common stock to pay employee taxes	(29)	(2)	(1,092)	—	—	(1,094)
Stock-based compensation	—	—	4,094	—	—	4,094
Balance at March 31, 2024	14,260	$713	$40,271	$(3,750)	$86,716	$123,950

Balance at September 30, 2022	14,029	$701	$28,774	$(9,874)	$88,791	$108,392
Net loss	—	—	—	—	(15,576)	(15,576)
Other comprehensive income, net of tax	—	—	—	6,060	—	6,060
Issuance of common stock	112	6	447	—	—	453
Common stock options exercised, net	17	1	349	—	—	350
Purchase of common stock to pay employee taxes	(24)	(1)	(871)	—	—	(872)
Stock-based compensation	—	—	3,747	—	—	3,747
Balance at March 31, 2023	14,134	$707	$32,446	$(3,814)	$73,215	$102,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2024	2023
(In thousands)	(Unaudited)
Operating Activities:
Net loss	$(539)	$(15,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,429	4,214
Stock-based compensation	4,094	3,747
Noncash lease expense	397	321
Amortization of debt issuance costs	144	182
Provision for credit losses	27	121
Deferred taxes	(189)	(217)
Other	(268)	106
Change in operating assets and liabilities:
Accounts receivable and contract assets	(4,337)	(2,346)
Inventories	(565)	(1,948)
Prepaids and other	2,740	(1,582)
Accounts payable	4	279
Accrued liabilities	(5,007)	(4,064)
Income taxes	(279)	2,629
Deferred revenue	(2,028)	(2,493)
Net cash used in operating activities	(1,377)	(16,627)
Investing Activities:
Purchases of property and equipment	(1,991)	(1,700)
Purchases of available-for-sale securities	(13,682)	—
Maturities of available-for-sale securities	10,000	—
Net cash used in investing activities	(5,673)	(1,700)
Financing Activities:
Payments of short-term borrowings	—	(10,000)
Proceeds from issuance of long-term debt	—	29,664
Payments of debt issuance costs	—	(611)
Issuance of common stock	570	803
Payments for taxes related to net share settlement of equity awards	(1,093)	(872)
Payments for acquisition of in-process research and development	(931)	(978)
Net cash (used in) provided by financing activities	(1,454)	18,006
Effect of exchange rate changes on cash	115	503
Net change in cash and cash equivalents	(8,389)	182
Cash and Cash Equivalents:
Beginning of period	41,419	18,998
End of period	$33,030	$19,180
Supplemental Information:
Cash paid for income taxes	$338	$10
Cash paid for interest	1,518	1,393
Noncash investing and financing activities:
Acquisition of property and equipment	227	355
Right-of-use assets obtained in exchange for operating lease liabilities	845	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended March 31, 2024

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The results of operations for the three and six months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the entire 2024 fiscal year.

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

2. Revenue

The following table is a disaggregation of revenue within each reportable segment.

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Medical Device
Product sales	$11,100	$7,914	$23,050	$16,294
Royalties & license fees – performance coatings	10,323	8,098	18,531	15,567
License fees – SurVeil DCB	1,088	1,331	2,059	2,627
Research, development and other	2,315	2,364	4,731	4,237
Medical Device Revenue	24,826	19,707	48,371	38,725
In Vitro Diagnostics
Product sales	6,999	7,436	13,876	13,290
Research, development and other	133	55	263	116
In Vitro Diagnostics Revenue	7,132	7,491	14,139	13,406
Total Revenue	$31,958	$27,198	$62,510	$52,131

Contract assets totaled $10.7 million and $7.8 million as of March 31, 2024 and September 30, 2023, respectively, on the condensed consolidated balance sheets. Fluctuations in the balance of contract assets result primarily from (i) fluctuations in the sales volume of performance coating royalties and license fees earned, but not collected, at each balance sheet date due to payment timing and contractual changes in the normal course of business; and (ii) starting in fiscal 2024, sales-based profit-sharing earned, but not collected, related to a collaborative arrangement (Note 3).

Deferred revenue totaled $4.7 million and $6.8 million as of as of March 31, 2024 and September 30, 2023, respectively, on the condensed consolidated balance sheets and was primarily related to a collaborative arrangement (Note 3). For the six months ended March 31, 2024 and 2023, the total amount of revenue recognized that was included in the respective beginning of fiscal year balances of deferred revenue on the condensed consolidated balance sheets totaled $2.2 million and $2.6 million, respectively.

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

As of March 31, 2024, deferred revenue on the condensed consolidated balance sheets included $4.5 million from upfront and milestone payments received under the Abbott Agreement. This represented the Company’s remaining performance obligations and is expected to be recognized as revenue over approximately the next one year as services, principally the TRANSCEND clinical trial, are completed.

SurVeil DCB Product Sales

Under the Abbott Agreement, we supply commercial units of the SurVeil DCB to Abbott, and Abbott has exclusive worldwide distribution rights. During the first quarter of fiscal 2024, we commenced shipment of commercial units of the SurVeil DCB to Abbott. We recognize revenue from the sale of commercial units of the SurVeil DCB to Abbott at the time of shipment in product sales on the condensed consolidated statements of operations. The amount of SurVeil DCB product sales revenue recognized includes (i) the contractual transfer price per unit and (ii) an estimate of Surmodics’ share of net profits resulting from product sales by Abbott to third parties pursuant to the Abbott Agreement (“estimated SurVeil DCB profit-sharing”). On a quarterly basis, Abbott (i) reports to us its third-party sales of the SurVeil DCB the quarter after those sales occur, which may occur within two years following shipment based on the product’s current shelf life; and (ii) reports to us and pays the actual amount of profit-sharing. Estimated SurVeil DCB profit-sharing represents variable consideration and is recorded in contract assets on the condensed consolidated balance sheets. We estimate variable consideration as the most-likely amount to which we expect to be entitled, and we include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty associated with the variable consideration is resolved. Significant judgment is required in estimating the amount of variable consideration to recognize when assessing factors outside of Surmodics’ influence, such as limited availability of third-party information, expected duration of time until resolution, and limited relevant past experience.

4. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy were as follows:

	March 31, 2024
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents (1)	$—	$24,297	$—	$24,297
Available-for-sale securities (1)	—	7,909	—	7,909
Total assets	$—	$32,206	$—	$32,206

Liabilities
Interest rate swap (2)	—	135	—	135
Total liabilities	$—	$135	$—	$135

	September 30, 2023
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents (1)	$—	$36,255	$—	$36,255
Available-for-sale securities (1)	—	3,933	—	3,933
Interest rate swap (2)	—	183	—	183
Total assets	$—	$40,371	$—	$40,371
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

5. Supplemental Balance Sheet Information

Investments — Available-for-sale Securities

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities were as follows:

	March 31, 2024
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper and corporate bonds	$7,914	$—	$(5)	$7,909
Available-for-sale securities	$7,914	$—	$(5)	$7,909

	September 30, 2023
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper and corporate bonds	$3,936	$—	$(3)	$3,933
Available-for-sale securities	$3,936	$—	$(3)	$3,933

Inventories

Inventories consisted of the following components:

	March 31,	September 30,
(In thousands)	2024	2023
Raw materials	$9,230	$8,063
Work-in process	2,508	2,607
Finished products	3,667	4,169
Inventories	$15,405	$14,839

Prepaids and Other Assets, Current

Prepaids and other current assets consisted of the following:

	March 31,	September 30,
(In thousands)	2024	2023
Prepaid expenses	$3,557	$2,600
Irish research and development credits receivable	647	1,322
CARES Act employee retention credit receivable (1)	—	3,441
Prepaids and other	$4,204	$7,363
(1)
As of September 30, 2023, receivable consisted of anticipated reimbursement of personnel expenses, which were incurred in fiscal 2021 and fiscal 2020, as the result of our eligibility for the employee retention credit under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). During the second quarter of fiscal 2024, we received payment for this receivable.

Intangible Assets

Intangible assets consisted of the following:

	March 31, 2024
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	9.3	$11,487	$(10,060)	$1,427
Developed technology	11.9	34,489	(12,548)	21,941
Patents and other	14.9	2,338	(1,502)	836
Total definite-lived intangible assets		48,314	(24,110)	24,204
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Total intangible assets		$48,894	$(24,110)	$24,784

	September 30, 2023
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	9.3	$11,260	$(9,435)	$1,825
Developed technology	11.9	33,929	(11,048)	22,881
Patents and other	14.9	2,338	(1,418)	920
Total definite-lived intangible assets		47,527	(21,901)	25,626
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Total intangible assets		$48,107	$(21,901)	$26,206

Intangible asset amortization expense was $0.9 million for each of the three months ended March 31, 2024 and 2023 and $1.9 million for each of the six months ended March 31, 2024 and 2023. Based on the intangible assets in service as of March 31, 2024, estimated amortization expense for future fiscal years was as follows:

(In thousands)
Remainder of 2024	$1,876
2025	3,717
2026	2,826
2027	2,577
2028	2,566
2029	2,566
Thereafter	8,076
Definite-lived intangible assets	$24,204

Future amortization amounts presented above are estimates. Actual future amortization expense may be different as a result of future acquisitions, impairments, changes in amortization periods, foreign currency translation rates, or other factors.

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	In Vitro Diagnostics	Medical Device	Total
Goodwill as of September 30, 2023	$8,010	$34,936	$42,946
Currency translation adjustment	—	630	630
Goodwill as of March 31, 2024	$8,010	$35,566	$43,576

Other Assets, Noncurrent

Other noncurrent assets consisted of the following:

	March 31,	September 30,
(In thousands)	2024	2023
Operating lease right-of-use assets	$3,435	$2,987
Other	1,029	877
Other assets	$4,464	$3,864

Accrued Other Liabilities

Accrued other liabilities consisted of the following:

	March 31,	September 30,
(In thousands)	2024	2023
Accrued professional fees	$430	$178
Accrued clinical study expense	579	1,056
Accrued purchases	811	1,142
Deferred consideration (1)	1,746	2,661
Operating lease liabilities, current portion	1,001	872
Other	450	535
Total accrued other liabilities	$5,017	$6,444
(1)
As of March 31, 2024, deferred consideration consisted of the present value of a guaranteed payment to be made in connection with the fiscal 2021 acquisition of Vetex Medical Limited (“Vetex”). As of September 30, 2023, deferred consideration consisted of the present value of guaranteed payments to be made in connection with the fiscal 2021 Vetex acquisition and a fiscal 2018 asset acquisition (Note 11).

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	March 31,	September 30,
(In thousands)	2024	2023
Deferred consideration (1)	$1,645	$1,629
Unrecognized tax benefits (2)	3,308	3,332
Operating lease liabilities, less current portion	3,180	2,974
Other	188	125
Other long-term liabilities	$8,321	$8,060
(1)
Deferred consideration consisted of the present value of a guaranteed payment to be made in connection with the fiscal 2021 Vetex acquisition (Note 11).
(2)
Balance of unrecognized tax benefits includes accrued interest and penalties, if applicable (Note 10).

6. Debt

Debt consisted of the following:

	March 31,	September 30,
(In thousands)	2024	2023
Revolving Credit Facility, Term SOFR + 3.00%, maturing October 1, 2027	$5,000	$5,000
Tranche 1 Term Loans, Term SOFR +5.75%, maturing October 1, 2027	25,000	25,000
Long-term debt, gross	30,000	30,000
Less: Unamortized debt issuance costs	(520)	(595)
Long-term debt, net	$29,480	$29,405

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

7. Derivative Financial Instruments

As of March 31, 2024 and September 30, 2023, derivative financial instruments on the condensed consolidated balance sheets consisted of a fixed-to-variable interest rate swap to mitigate exposure to interest rate increases related to our Term Loans (“interest rate swap”). The interest rate swap has been designated as a cash flow hedge. See Note 6 Debt for further information on our financing arrangements. The net fair value of designated hedge derivatives subject to master netting arrangements reported on the condensed consolidated balance sheets was as follows:

	Asset (Liability)
(In thousands)	Gross Recognized Amount	Gross Offset Amount	Net Amount Presented	Cash Collateral Receivable	Net Amount Reported	Balance Sheet Location
March 31, 2024
Interest rate swap	$(135)	$—	$(135)	$527	$392	Other assets, noncurrent
September 30, 2023
Interest rate swap	$183	$—	$183	$—	$183	Other assets, noncurrent

The pretax amounts recognized in accumulated other comprehensive loss (“AOCL”) for designated hedge derivative instruments were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Beginning unrealized net (loss) gain in AOCL	$(499)	$—	$183	$—
Net gain (loss) recognized in other comprehensive (loss) income	426	(304)	(194)	(748)
Net (gain) loss reclassified into interest expense	(62)	(11)	(124)	20
Ending unrealized loss in AOCL	$(135)	$(315)	$(135)	$(728)

8. Stock-based Compensation Plans

The Company has stock-based compensation plans approved by its shareholders under which it grants stock options, restricted stock awards, restricted stock units and deferred stock units to officers, directors and key employees. Stock-based compensation expense was reported as follows in the condensed consolidated statements of operations:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Product costs	$70	$72	$142	$139
Research and development	389	329	759	703
Selling, general and administrative	1,667	1,381	3,193	2,905
Total	$2,126	$1,782	$4,094	$3,747

As of March 31, 2024, unrecognized compensation costs related to non-vested awards totaled approximately $14.9 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.

Stock Option Awards

The Company awards stock options to officers, directors and key employees and uses the Black-Scholes option pricing model to determine the fair value of stock options as of the date of each grant. Stock option grant activity was as follows:

	Six Months Ended March 31,
	2024	2023
Stock option grant activity:
Stock options granted	281,000	293,000
Weighted average grant date fair value	$15.70	$15.27
Weighted average exercise price	$33.40	$35.40

Restricted Stock Awards

During the six months ended March 31, 2024 and 2023, the Company awarded 102,000 and 99,000 restricted stock shares, respectively, to certain key employees and officers with a weighted average grant date fair value per share of $33.53 and $36.05, respectively. Restricted Stock is valued based on the market value of the shares as of the date of grant.

Restricted Stock Unit Awards

During each of the six months ended March 31, 2024 and 2023, the Company awarded 14,000 and 16,000 restricted stock units (“RSUs”), respectively, to directors and to key employees in foreign jurisdictions with a weighted average grant date fair value per unit of $32.49 and $31.72, respectively. RSUs are valued based on the market value of the shares as of the date of grant.

Employee Stock Purchase Plan

Our U.S. employees are eligible to participate in the amended 1999 Employee Stock Purchase Plan (“ESPP”) approved by our shareholders. During the six months ended March 31, 2024 and 2023, 16,000 and 23,000 shares were issued under the ESPP, respectively.

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

The calculation of diluted loss per share excluded 0.1 million or less in weighted-average shares for each of the three months ended March 31, 2024 and 2023 and 0.1 million or less in weighted average shares for each of the six months ended March 31, 2024 and 2023, as their effect was anti-dilutive. Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Basic weighted average shares outstanding	14,152	14,030	14,127	14,010
Dilutive effect of outstanding stock options, non-vested restricted stock, and non-vested restricted stock units	30	—	—	—
Diluted weighted average shares outstanding	14,182	14,030	14,127	14,010

10. Income Taxes

For interim income tax reporting, the Company estimates its full-year effective tax rate and applies it to fiscal year-to-date pretax income (loss), excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company reported income tax benefit of $0.1 million and income tax expense of $(0.4) million for the three months ended March 31, 2024 and 2023, respectively, and income tax benefit of $0.0 million and income tax expense of $(0.2) million for the six months ended March 31, 2024 and 2023, respectively.

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

A valuation allowance is required to be recognized against deferred tax assets if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that all or a portion of such assets will not be realized. We apply judgment to consider the relative impact of negative and positive evidence, and the weight given to negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Objective historical evidence, such as cumulative three-year pre-tax losses adjusted for permanent adjustments, is given greater weight than subjective positive evidence, such as forecasts of future earnings. The more objective negative evidence that exists limits our ability to consider other, potentially positive, subjective evidence, such as our future earnings projections. Based on our evaluation of all available positive and negative evidence, and by placing greater weight on the objectively verifiable evidence, we determined, as of March 31, 2024 and September 30, 2023, that it is more likely than not that our net U.S. deferred tax assets will not be realized. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record additional adjustments to the valuation allowance in future reporting periods that could have a material effect on our results of operations.

Discrete tax benefits related to stock-based compensation awards vested, expired, canceled and exercised was $0.1 million or less for each of the three months ended December 31, 2023 and 2022 and $0.1 million or less for each of the six months ended March 31, 2024 and 2023. The total amount of unrecognized tax benefits, excluding interest and penalties that, if recognized, would affect the effective tax rate was $3.6 million and $3.1 million as of March 31, 2024 and September 30, 2023, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax benefit (expense).

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions, as well as several non-U.S. jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. The Internal Revenue Service commenced an examination of the Company’s fiscal 2019 U.S. federal tax return in fiscal 2022; the examination has not been completed. U.S. federal income tax returns for years prior to fiscal 2019 are no longer subject to examination by federal tax authorities. For tax returns for U.S. state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2013. For tax returns for non-U.S. jurisdictions, the Company is no longer subject to income tax examination for years prior to 2019. There were no undistributed earnings in foreign subsidiaries as of March 31, 2024 and September 30, 2023.

11. Commitments and Contingencies

Asset Acquisition. In fiscal 2018, the Company acquired certain intellectual property assets of Embolitech, LLC (the “Embolitech Transaction”). As part of the Embolitech Transaction, the Company paid the sellers $5.0 million in fiscal 2018, $1.0 million in fiscal 2020, $1.0 million in fiscal 2021, $0.5 million in fiscal 2022, $1.0 million in fiscal 2023, and $0.9 million in fiscal 2024. An additional $1.0 million payment is contingent upon the achievement of a certain regulatory milestone within a contingency period ending in 2033.

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

12. Segment Information

Segment revenue, operating income (loss), and depreciation and amortization were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Revenue:
Medical Device	$24,826	$19,707	$48,371	$38,725
In Vitro Diagnostics	7,132	7,491	14,139	13,406
Total revenue	$31,958	$27,198	$62,510	$52,131

Operating income (loss):
Medical Device	$302	$(7,059)	$78	$(14,294)
In Vitro Diagnostics	3,356	3,636	6,480	6,584
Total segment operating income (loss)	3,658	(3,423)	6,558	(7,710)
Corporate	(2,999)	(3,160)	(6,221)	(6,102)
Total operating income (loss)	$659	$(6,583)	$337	$(13,812)

Depreciation and amortization:
Medical Device	$1,916	$1,933	$3,970	$3,886
In Vitro Diagnostics	96	75	193	152
Corporate	84	84	266	176
Total depreciation and amortization	$2,096	$2,092	$4,429	$4,214

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

Highlighted below are select medical device products within our development pipeline that are our focus for commercialization and development efforts. For our drug-coated balloon (“DCB") platform, we commercialized our SurVeil™ DCB through a distribution arrangement with Abbott Vascular, Inc. (“Abbott”). For both our thrombectomy and radial access platforms, we are pursuing commercialization via a direct sales strategy leveraging a small team of experienced sales professionals and clinical specialists. Beginning in fiscal 2022, we began to see modest, but meaningful and growing revenue associated with the adoption, utilization and sales of our Pounce™ and Sublime™ platform products.

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

In the first quarter of fiscal 2024, we completed shipment of Abbott’s initial stocking order of commercial units of the SurVeil DCB, resulting in recognition of product sales, which included both (i) the contractual transfer price, and (ii) an estimate of Surmodics’ share of net profits resulting from product sales by Abbott to third parties. As of January 2024, the SurVeil DCB is now a commercial product available in the U.S. through Abbott. In the second quarter of fiscal 2024, we continued to manufacture and ship commercial units to Abbott in support of Abbott’s commercialization of the product.

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

Thrombectomy Systems

We have successfully developed, internally and through acquisitions, multiple FDA 510(k)-cleared mechanical thrombectomy devices, which require no capital equipment, for the non-surgical removal of thrombi and emboli (clots) from the peripheral arterial and venous vasculatures, while minimizing the need for thrombolytics. We believe that the ease of use, intuitive design, and performance of our thrombectomy systems make these products attractive first-line treatment options for interventionalists.

•
Pounce Thrombectomy Platform, indicated for the peripheral arterial vasculature, is a suite of mechanical thrombectomy systems designed for the capture and non-surgical removal of thrombi and emboli (clots) without the need for capital equipment or aspiration while minimizing the use of thrombolytics. Two different-sized systems are commercially available.

The original Pounce (mid profile) Thrombectomy System is indicated for use in peripheral arterial vessels 3.5 mm to 6 mm in diameter, such as those found above the knee. Commercial sales of the Pounce Thrombectomy System began in fiscal 2022.

The Pounce LP (Low Profile) Thrombectomy System is indicated for use in peripheral arterial vessels 2 mm to 4 mm in diameter, such as those found below the knee. The Pounce LP Thrombectomy System received FDA 510(k) regulatory clearance in the third quarter of fiscal 2023, and we began limited market evaluations of the product in the first quarter of fiscal 2024. In the third quarter of fiscal 2024, we completed limited market evaluations for the Pounce LP Thrombectomy System, and the product was commercially launched.

•
Pounce Venous Thrombectomy System is a mechanical thrombectomy system indicated for mechanical de-clotting and controlled and selective infusion of physician-specified fluids, including thrombolytics, in the peripheral vasculature. The Pounce Venous System is designed to remove mixed-morphology, wall-adherent venous clot in a single session, minimizing the need for thrombolytics and without the need for capital equipment. We conducted limited market evaluations of the Pounce Venous Thrombectomy System in fiscal 2023 and in the first six months of fiscal 2024 to obtain physician feedback across a variety of cases and clinical conditions. In the second quarter of fiscal 2024, we completed limited market evaluations for the Pounce Venous Thrombectomy System, and the product was commercially launched.

Sublime Radial Access Platform

We have successfully developed and received FDA 510(k) regulatory clearance for a suite of devices designed to access and treat stenosed (narrowed) arteries from the thigh to the foot via radial (wrist) access. Our Sublime radial access platform provides a unique combination of length, profile and deliverability, allowing physicians to access and treat lesions previously inaccessible via radial access. Commercial sales of the Sublime guide sheath and RX PTA dilatation catheter devices began in fiscal 2022.

•
Sublime guide sheath provides the conduit for peripheral intervention with an access point at the wrist that enables treatment all the way to the pedal loop of the foot.
•
Sublime .014 RX PTA dilatation catheter treats lesions in peripheral arteries below the knee all the way to the patient’s foot and around the pedal loop.
•
Sublime .018 RX PTA dilatation catheter treats lesions in peripheral arteries above and below the knee.
•
Sublime microcatheters (.014, .018 and .035) facilitate guidewire placement for difficult to access and treat arterial lesions above and below the knee using radial, femoral, or alternate access sites. Limited market evaluations of our Sublime microcatheters began in the third quarter of fiscal 2023 and are expected to continue in fiscal 2024.

For more information regarding our vascular intervention medical devices, see Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Results of Operations

Three and Six Months Ended March 31, 2024 and 2023

Revenue. Revenue in the second quarter of fiscal 2024 was $32.0 million, a $4.8 million or 18% increase compared to the prior-year quarter. Revenue in the first six months of fiscal 2024 was $62.5 million, a $10.4 million or 20% increase compared to the same prior-year period. The following is a summary of revenue streams within each reportable segment.

	Three Months Ended March 31,				Six Months Ended March 31,
(Dollars in thousands)	2024	2023	Increase/(Decrease)		2024	2023	Increase/(Decrease)
Medical Device
Product sales	$11,100	$7,914	$3,186	40%	$23,050	$16,294	$6,756	41%
Royalties & license fees – performance coatings	10,323	8,098	2,225	27%	18,531	15,567	2,964	19%
License fees – SurVeil DCB	1,088	1,331	(243)	(18)%	2,059	2,627	(568)	(22)%
R&D and other	2,315	2,364	(49)	(2)%	4,731	4,237	494	12%
Medical Device Revenue	24,826	19,707	5,119	26%	48,371	38,725	9,646	25%
In Vitro Diagnostics
Product sales	6,999	7,436	(437)	(6)%	13,876	13,290	586	4%
R&D and other	133	55	78	142%	263	116	147	127%
In Vitro Diagnostics Revenue	7,132	7,491	(359)	(5)%	14,139	13,406	733	5%
Total Revenue	$31,958	$27,198	$4,760	18%	$62,510	$52,131	$10,379	20%

Medical Device. Revenue in our Medical Device segment was $24.8 million in the second quarter of fiscal 2024, a 26% increase from $19.7 million in the prior-year quarter. For the first six months of fiscal 2024, revenue in our Medical Device segment was $48.4 million, a 25% increase from $38.7 million in the same prior-year period.

•
Medical Device product sales increased 40% to $11.1 million in the second quarter of fiscal 2024, compared to $7.9 million in the prior-year quarter. For the first six months of fiscal 2024, Medical Device product sales increased 41% to $23.1 million, compared to $16.3 million in the same prior-year period. Product sales growth year-over-year was primarily driven by fulfillment of the initial stocking order and subsequent orders for the SurVeil DCB from Abbott, our exclusive distribution partner for the product, and continued sales growth from the Pounce thrombectomy device platform.
•
Performance coating royalties and license fee revenue increased 27% to $10.3 million in the second quarter of fiscal 2024, compared to $8.1 million in the prior-year quarter. For the first six months of fiscal 2024, performance coating royalties and license fee revenue increased 19% to $18.5 million, compared to $15.6 million the same prior-year period. In the second quarter and first six months of fiscal 2024, performance coating royalties and license fee revenue benefited from $1.4 million in catch-up payments in the normal course of our customers reporting sales-based royalties, customer-reported royalties in excess of estimated royalties, and continued growth in customer utilization of our Serene™ hydrophilic coating.
•
SurVeil DCB license fee revenue under the Abbott Agreement was $1.1 million and $1.3 million in the second quarter of fiscal 2024 and 2023, respectively, and $2.1 million and $2.6 million in the first six months of fiscal 2024 and 2023, respectively. The year-over-year decline in SurVeil DCB license fee revenue was driven by lower TRANSCEND clinical trial costs subsequent to receipt of PMA from the FDA for the SurVeil DCB in the third quarter of fiscal 2023.
•
Medical Device research and development (“R&D”) and other revenue of $2.3 million in the second quarter of fiscal 2024 was flat compared to the prior-year quarter. For the first six months of fiscal 2024, Medical Device R&D and other revenue increased $0.5 million to $4.7 million, compared to the same prior-year period, driven by increased volume of performance coating services and commercial development projects.

In Vitro Diagnostics. Revenue in our In Vitro Diagnostics (“IVD”) segment was $7.1 million in the second quarter of fiscal 2024, a 5% decrease from $7.5 million in the prior-year quarter. For the first six months of fiscal 2024, revenue in our IVD segment was $14.1 million, a 5% increase from $13.4 million in the same prior-year period.

•
IVD product sales decreased 6% to $7.0 million in the second quarter of fiscal 2024, compared to $7.4 million in the prior-year quarter. IVD product sales in the second quarter of fiscal 2024 declined compared to the prior-year quarter, which was the peak revenue quarter during fiscal 2023, primarily driven by lower sales of colorimetric substrate products. For the first six months of fiscal 2024, IVD product sales increased 4% to $13.9 million, compared to $13.3 million in the same prior-year period, primarily driven by strong customer demand for distributed antigen and microarray slide/surface products, partly offset by lower sales of colorimetric substrate and protein stabilization products.

•
IVD R&D and other revenue of $0.1 million in the second quarter of fiscal 2024 was flat compared to the prior-year quarter. For the first six months of fiscal 2024, IVD R&D and other revenue increased to $0.3 million, compared to $0.1 million for the same prior-year period, driven by customer development projects.

Operating Costs and Expenses. Product sales, product costs, product gross profit, product gross margin, and operating costs were as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
(Dollars in thousands)	2024	2023	Increase/(Decrease)		2024	2023	Increase/(Decrease)
Product sales	$18,099	$15,350	$2,749	18%	$36,926	$29,584	$7,342	25%
Product costs	7,101	5,738	1,363	24%	15,904	11,005	4,899	45%
Product gross profit (1)	10,998	9,612	1,386	14%	21,022	18,579	2,443	13%
% Product gross margin (2)	60.8%	62.6%	(1.8)	ppt	56.9%	62.8%	(5.9)	ppt
R&D expense	10,229	12,924	(2,695)	(21)%	18,893	25,667	(6,774)	(26)%
% Total revenue	32%	48%			30%	49%
SG&A expense	13,093	12,967	126	1%	25,630	26,203	(573)	(2)%
% Total revenue	41%	48%			41%	50%
Acquired intangible asset amortization	876	867	9	1%	1,746	1,780	(34)	(2)%
Restructuring expense	—	1,282	(1,282)		—	1,282	(1,282)
Contingent consideration expense	—	3	(3)		—	6	(6)
(1)
Product gross profit is defined as product sales less related product costs.
(2)
Product gross margin is defined as product gross profit as a percentage of product sales.

Product Gross Profit and Product Gross Margins. Product gross profit increased $1.4 million, or 14%, in the second quarter of fiscal 2024, compared to the prior-year quarter, and increased $2.4 million, or 13%, in the first six months of fiscal 2024, compared to the same prior-year period. Product gross margins were 60.8% and 62.6% in the second quarter of fiscal 2024 and 2023, respectively, and 56.9% and 62.8% in the first six months of fiscal 2024 and 2023, respectively. The year-over-year decrease in product gross margins was primarily driven by increased sales of vascular intervention medical devices – our SurVeil DCB, Pounce thrombectomy, and Sublime radial access products – as a proportion of total product sales, as these devices were not at scale, and product gross margins reflected the associated under-absorption and production inefficiencies. In fiscal 2024, product gross margins may continue to be adversely impacted by the shift in revenue mix towards sales of vascular intervention medical devices at relatively lower margins.

R&D Expense. R&D expense declined 21%, or $2.7 million, in the second quarter of fiscal 2024, compared to the prior-year quarter. For the first six months of fiscal 2024, R&D expense declined 26%, or $6.8 million, compared to the same prior-year period. R&D expense as a percentage of revenue was 32% and 48% in the second quarter of fiscal 2024 and 2023, respectively, and 30% and 49% in the first six months of fiscal 2024 and 2023, respectively. The decrease in R&D expense was primarily driven by lower SurVeil DCB R&D expenses due to the transition to commercialization, lower thrombectomy platform R&D expenses due to the timing of development and commercialization of device products, and the spending reduction plan and workforce reduction implemented in the second quarter of fiscal 2023. For full-year fiscal 2024, we expect R&D expense to decrease by approximately $6.0 million to $7.0 million, compared to fiscal 2023, primarily related to lower SurVeil DCB expenses as the result of transition to commercialization and the workforce reduction implemented in the second quarter of fiscal 2023, partly offset by our continued investment in our Pounce thrombectomy and Sublime radial access product platforms.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense in the second quarter of fiscal 2024 was flat compared to the prior-year quarter. For the first six months of fiscal 2024, SG&A expense declined 2%, or $0.6 million, compared to the same prior-year period. SG&A expense as a percentage of revenue was 41% and 48% in the second quarter of fiscal 2024 and 2023, respectively, and 41% and 50% in the first six months of fiscal 2024 and 2023, respectively. For the first six months of fiscal 2024, the year-over-year decrease in SG&A expense was primarily related to lower compensation expenses, primarily as the result of the spending reduction plan and workforce reduction implemented in the second quarter of fiscal 2023. For full-year fiscal 2024, we expect SG&A expense to increase by approximately $1.0 million to $2.0 million, compared to fiscal 2023, as we continue to advance the commercialization of our Pounce thrombectomy and Sublime radial access product platforms.

Acquired Intangible Asset Amortization. We have previously acquired certain intangible assets through business combinations, which are amortized over periods ranging from seven to 14 years.

Restructuring Expense. In the second quarter of fiscal 2023, we initiated a spending reduction plan intended to preserve capital and more closely align our capital allocation priorities with our strategic objectives, which included a workforce restructuring in our Medical Device segment. As a result, for the three and six months ended March 31, 2023, we recorded $1.3 million in severance and related charges in restructuring expense.

Other Expense. Major classifications of other expense were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Interest expense, net	$(881)	$(884)	$(1,777)	$(1,710)
Foreign exchange loss	(72)	(75)	(117)	(200)
Investment income, net	460	177	999	349
Other expense, net	$(493)	$(782)	$(895)	$(1,561)

Interest expense, net increased in the second quarter and first six months of fiscal 2024, compared to the same prior-year periods, due to higher interest rates for borrowings on our revolving credit facility. Refer to “Liquidity and Capital Resources” for further discussion of financing arrangements and expectations for fiscal 2024 interest expense. Foreign currency exchange losses result primarily from the impact of U.S. dollar to Euro exchange rate fluctuations on certain intercompany transactions and balances. Investment income, net increased in the second quarter and first six months of fiscal 2024, compared to the same prior-year periods, due to increased investments in available-for-sale securities, as well as higher interest rates.

Income Taxes. Income taxes and our effective tax rate were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2024	2023	2024	2023
Income tax benefit (expense)	$81	$(368)	$19	$(203)
Effective tax rate	(49)%	(5)%	3%	(1)%

Several factors impacted income taxes and our effective tax rate:

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

Segment Operating Results

Operating results for each of our reportable segments were as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
(In thousands)	2024	2023	$ Change	2024	2023	$ Change
Operating income (loss):
Medical Device	$302	$(7,059)	$7,361	$78	$(14,294)	$14,372
In Vitro Diagnostics	3,356	3,636	(280)	6,480	6,584	(104)
Total segment operating income (loss)	3,658	(3,423)	7,081	6,558	(7,710)	14,268
Corporate	(2,999)	(3,160)	161	(6,221)	(6,102)	(119)
Total operating income (loss)	$659	$(6,583)	$7,242	$337	$(13,812)	$14,149

Medical Device. Our Medical Device business reported operating income of $0.3 million in the second quarter of fiscal 2024, compared to an operating loss of $(7.1) million in the prior-year quarter, representing 1% and (36)% of revenue, respectively. For the first six months of fiscal 2024, our Medical Device business reported operating income of $0.1 million, compared to an operating loss of $(14.3) million in the same prior-year period, representing 0% and (37)% of revenue, respectively.

•
Medical Device operating expenses, excluding product costs, decreased $3.7 million and $8.9 million year-over-year in the second quarter and first six months of fiscal 2024, respectively. The second quarter and first six months of fiscal 2023 included $1.3 million in severance-related restructuring expense as the result of the workforce restructuring implemented during the second quarter of fiscal 2023.

R&D expenditures in our Medical Device segment declined year-over-year in the second quarter and first six months of fiscal 2024 primarily driven by lower R&D expenses associated with the SurVeil DCB due to the transition to commercialization, lower thrombectomy platform R&D expenses due to the timing of development and commercialization of device products, and the spending reduction plan and workforce reduction implemented during the second quarter of fiscal 2023. SG&A expense in our Medical Device business was relatively flat in the second quarter of fiscal 2024, compared to the prior-year quarter. For the first six months of fiscal 2024, SG&A expense in our Medical Device business declined modestly year-over-year due to lower compensation expenses, primarily as the result of the spending reduction plan and workforce reduction implemented during the second quarter of fiscal 2023.

•
Performance coating royalties and license fee revenue increased $2.2 million and $3.0 million year-over-year in the second quarter and first six months of fiscal 2024, respectively, primarily driven by $1.4 million in catch-up payments in the normal course of our customers reporting sales-based royalties, customer-reported royalties in excess of estimated royalties, and continued growth in customer utilization of our Serene hydrophilic coating.
•
Medical Device product gross profit increased $1.7 million to $6.4 million in the second quarter of fiscal 2024, compared to the prior-year quarter, and Medical Device product gross margins were 58.0% and 59.7% in the second quarter of fiscal 2024 and 2023, respectively. Medical Device product gross profit increased $2.6 million to $12.2 million in the first six months of fiscal 2024, compared to the same prior-year-period, and Medical Device product gross margins were 53.1% and 59.1% in the first six months of fiscal 2024 and 2023, respectively. The year-over-year decrease in product gross margins was primarily driven by increased sales of vascular intervention medical devices – our SurVeil DCB, Pounce thrombectomy, and Sublime radial access products – as a proportion of total product sales, as these devices were not at scale, and product gross margins reflected the associated under-absorption and production inefficiencies.
•
Medical Device R&D services revenue increased $0.5 million year-over-year in the first six months of fiscal 2024 driven by increased volume of performance coating services and customer development projects.
•
SurVeil DCB license fee revenue under the Abbott Agreement decreased $0.2 million and $0.6 million year-over-year in the second quarter and first six months of fiscal 2024, respectively, driven by lower TRANSCEND clinical trial costs subsequent to receipt of PMA from the FDA for the SurVeil DCB in the third quarter of fiscal 2023.

In Vitro Diagnostics. Our In Vitro Diagnostics business reported operating income of $3.4 million and $3.6 million in the second quarter of fiscal 2024 and 2023, respectively, representing 47% and 49% of revenue, respectively. For the first six months of fiscal 2024, our In Vitro Diagnostics business reported operating income of $6.5 million and $6.6 million in the first six months of fiscal 2024 and 2023, respectively, representing 46% and 49% of revenue, respectively.

•
IVD product gross profit decreased $0.3 million to $4.6 million in the second quarter of fiscal 2024, compared to the prior-year quarter, and IVD product gross margins were 65.1% and 65.7% in the second quarter of fiscal 2024 and 2023, respectively. IVD product gross profit decreased $0.2 million to $8.8 million in the first six months of fiscal 2024, compared to the same prior-year-period, and IVD product gross margins were 63.3% and 67.3% in the first six months of fiscal 2024 and 2023, respectively. The year-over-year decrease in product gross margins was primarily attributable to the unfavorable impact of product mix. For the first six months of fiscal 2024, the unfavorable product mix impact was primarily related to growth in sales of relatively lower margin distributed antigen products.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive management, corporate accounting, information technology, legal, human resources and Board of Directors related fees and expenses, which we do not fully allocate to the Medical Device and IVD segments. Corporate also includes expenses, such as acquisition-related costs and litigation, which are not specific to a segment and thus not allocated to our reportable segments. The unallocated Corporate expense operating loss was $(3.0) million and $(3.2) million in the second quarter of fiscal 2024 and 2023, respectively, and $(6.2) million and $(6.1) million in the first six months of fiscal 2024 and 2023, respectively.

Cash Flow Operating Results

The following is a summary of cash flow results:

	Six Months Ended March 31,
(In thousands)	2024	2023
Cash (used in) provided by:
Operating activities	$(1,377)	$(16,627)
Investing activities	(5,673)	(1,700)
Financing activities	(1,454)	18,006
Effect of exchange rates on changes in cash and cash equivalents	115	503
Net change in cash and cash equivalents	$(8,389)	$182

Operating Activities. Cash used in operating activities was $(1.4) million in the first six months of fiscal 2024, compared to cash used of $(16.6) million in the same prior-year period. Net loss was $(0.5) million in the first six months of fiscal 2024, compared to $(15.6) million in the same prior-year period. Net changes in operating assets and liabilities reduced cash flows from operating activities by $(9.5) million in each of the first six months of fiscal 2024 and 2023. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

•
Cash provided by prepaids and other assets was $2.7 million in the first six months of fiscal 2024, compared to cash used of $(1.6) million in the same prior-year period, driven primarily by the collection of a $3.4 million receivable in the second quarter of fiscal 2024, which had been recorded at the end of fiscal 2021, associated with the employee retention credit under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).
•
Cash used in income taxes was $(0.3) million in the first six months of fiscal 2024, compared to cash provided of $2.6 million in the same prior-year period, driven primarily by the receipt of a $2.3 million tax refund under the CARES Act in the first quarter of fiscal 2023.
•
Cash used in accounts receivable and contract assets was $(4.3) million in the first six months of fiscal 2024, compared to $(2.3) million in the same prior-year period. The year-over-year increase in cash used was primarily driven by accounts receivable and contract assets recognized on SurVeil DCB product sales to Abbott, increased contract assets recorded for growth in sales-based royalties, and increased accounts receivable on year-over-year revenue growth.
•
Cash used in inventories was $(0.6) million in the first six months of fiscal 2024, compared to cash used of ($1.9) million in the same prior-year period. The year-over-year decrease in cash used was the result of active management of working capital in inventory.

Investing Activities. Cash used in investing activities totaled $(5.7) million in the first six months of fiscal 2024, compared to cash used of $(1.7) million in the same prior-year period.

•
Net purchases and maturities of available-for-sale investments were a (use) source of cash totaling $(3.7) million and $0.0 million in the first six months of fiscal 2024 and 2023, respectively.
•
We invested $2.0 million and $1.7 million in property and equipment in the first six months of fiscal 2024 and 2023, respectively.

Financing Activities. Cash (used in) provided by financing activities totaled $(1.5) million and $18.0 million in the first six months of fiscal 2024 and 2023, respectively.

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
•
In the first six months of fiscal 2024 and 2023, we paid $0.9 million and $1.0 million, respectively, for acquisition of in-process R&D under the terms of a fiscal 2018 asset acquisition.
•
In the first six months of fiscal 2024 and 2023, we paid $1.1 million and $0.9 million, respectively, to purchase common stock to pay employee taxes resulting from the vesting of stock awards and the exercise of stock options.
•
In the first six months of fiscal 2024 and 2023, we generated $0.6 million and $0.8 million, respectively, from the sale of common stock related to our stock-based compensation plans.

Liquidity and Capital Resources

As of March 31, 2024, working capital totaled $65.1 million, an increase of $2.3 million from September 30, 2023. We define working capital as current assets minus current liabilities. Cash and cash equivalents and available-for-sale investments totaled $40.9 million as of March 31, 2024, a decrease of $4.4 million from $45.4 million as of September 30, 2023.

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

•
Revolving Credit Facility. Surmodics has access to a revolving credit facility, which provides for maximum availability of $25 million, subject to a borrowing base. As of March 31, 2024, the outstanding balance on the revolving credit facility was $5 million. As of March 31, 2024, additional, incremental availability on the revolving credit facility was approximately $65.0 million, based on borrowing base eligibility requirements consisting primarily of the Company’s inventory, accounts receivable and contract asset balances. The revolving credit facility has an annual interest rate equal to 3.00% plus the greater of Term SOFR (as defined in the credit agreement) or 1.50%, and has a maturity date of October 1, 2027.
•
Term Loan. Surmodics has access to additional draws on the term loan if certain conditions are met. As of March 31, 2024, the outstanding principal on the term loan was $25 million. Additional draws on the term loan may be made in increments of at least $10 million, up to a total of $50 million through December 31, 2024 subject to certain conditions, including having no less than $60 million of core net revenue on a rolling four-quarter basis. An additional tranche of up to $25 million may be available through December 31, 2024 at MidCap’s sole discretion. The credit agreement with MidCap calls for interest-only payments on the term loan over the first four years, which can be extended to five years if certain criteria are met. The Company has entered into an interest rate swap arrangement with Wells Fargo, whereby the initial $25 million borrowing on the term loan’s variable base rate was fixed at 10.205% per annum for the five-year loan term. The term loan has a maturity date of October 1, 2027.

As of March 31, 2024, the Company’s shelf registration statement with the SEC allows the Company to offer potentially up to $200 million in debt securities, common stock, preferred stock, warrants, and other securities or any such combination of such securities in amounts, at prices, and on terms announced if and when the securities are ever offered. This shelf registration statement expires in May 2026.

In fiscal 2024, we anticipate an increase in SG&A expenditures of between $1.0 million and $2.0 million, as well as an increase in capital expenditures. We also anticipate R&D expenses will continue to be significant in fiscal 2024, primarily related to medical device product development, including continued investment in our Pounce and Sublime product platforms. We believe that our existing cash and cash equivalents and available-for-sale investments, which totaled $40.9 million as of March 31, 2024, together with cash flow from operations and our revolving credit facility and term loans, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for fiscal 2024. There can be no assurance, however, that our business will continue to generate cash flows at historic levels.

Beyond fiscal 2024, our cash requirements will depend extensively on the timing of market introduction and extent of market acceptance of products in our medical device product portfolio, including the SurVeil DCB distributed by Abbott, our exclusive distribution partner for the product. Our long-term cash requirements also will be significantly impacted by the level of our investment in commercialization of our vascular intervention device products and whether we make future corporate transactions. We cannot accurately predict our long-term cash requirements at this time. We may seek additional sources of liquidity and capital resources, including through borrowing, debt or equity financing or corporate transactions to generate cashflow. There can be no assurance that such sources will be available to us on favorable terms, if at all.

Customer Concentrations

We have agreements with a diverse base of customers and certain customers have multiple products using our technology. Abbott and Medtronic are our largest customers, comprising 27% and 10%, respectively, of our consolidated revenue for fiscal 2023. Abbott and Medtronic each comprised approximately 17% and 12%, respectively, of our consolidated revenue for the six months ended March 31, 2024.

Critical Accounting Policies and Significant Estimates

Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. For the six months ended March 31, 2024, there were no significant changes in our critical accounting policies. For a detailed description of our other critical accounting policies and significant estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Forward-looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, our strategies for growth, including our ability to sign new license agreements, conduct clinical evaluations, and bring new products to market; the expected duration of limited market evaluations; the development of future products and their anticipated attributes; the period over which deferred revenue related to the Abbott Agreement is expected to be recognized; our plans to evaluate our strategy for further clinical investment in the Sundance DCB; future revenue growth, our longer-term valuation-creation strategy, and our future potential; information about our product pipeline; future gross margins, operating expenses, and capital expenditures; the potential impact of a shift in revenue mix towards sales of medical devices; estimated future amortization expense; expectations regarding operating expenses and their impact on our cash flows; the period over which unrecognized compensation costs is expected to be recognized; research and development plans and expenses; the expected completion timeframe for the TRANSCEND clinical trial; anticipated cash requirements; the intended use of remaining proceeds of our borrowing under the MidCap Credit Agreement; future cash flows and sources of funding, and their ability together with existing cash, and cash equivalents, to provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for fiscal 2024; statements regarding cash requirements beyond fiscal 2024; expectations regarding capital available under our secured revolving credit facility and secured term loan facilities; expectations regarding the maturity of debt; future impacts of our interest rate swap transactions; our expected interest expense in fiscal 2024 under the credit agreement with MidCap; the impact of potential lawsuits or claims; the potential impact of interest rate fluctuations on our results of operations and cash flows; the impact of potential change in raw material prices, sources of raw materials and our ability to manufacture raw materials ourselves; the potential impact on the Company of currency fluctuations; future income tax (expense) benefit; expected income tax expense and cash taxes to be paid; the likelihood that we will realize the benefits of our deferred tax assets; and the impact of the adoption of new accounting pronouncements. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent our expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of interest-bearing corporate debt securities with varying maturity dates, which generally are less than one year. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. As of March 31, 2024, we held $7.9 million in available-for-sale debt securities. Therefore, interest rate fluctuations relating to investments would have an insignificant impact on our results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements and commercial paper instruments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2024. Based on that evaluation, the Company’s Certifying Officers concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the information with respect to purchases made by or on behalf of Surmodics, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2024.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period:
January 1 – 31, 2024	—	$—	—	$25,300,000
February 1 – 29, 2024	152	32.72	—	25,300,000
March 1 – 31, 2024	—	—	—	25,300,000
Total	152	32.72	—
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

May 1, 2024	Surmodics, Inc.

	By:	/s/ Timothy J. Arens
Timothy J. Arens
Senior Vice President of Finance and Chief Financial Officer

(duly authorized signatory and principal financial officer)