Form 10-Q
period 2024-06-30
SURMODICS INC
filed 2024-07-31
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of the registrant’s Common Stock, $0.05 par value per share, as of July 26, 2024 was 14,267,000.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2024	2023
(In thousands, except per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,301	$41,419
Available-for-sale securities	13,874	3,933
Accounts receivable, net of allowances of $106 and $80 as of June 30, 2024 and September 30, 2023, respectively	13,390	10,850
Contract assets, current	10,021	7,796
Inventories	15,405	14,839
Income tax receivable	—	491
Prepaids and other	3,365	7,363
Total Current Assets	80,356	86,691
Property and equipment, net	25,319	26,026
Intangible assets, net	23,702	26,206
Goodwill	43,355	42,946
Other assets	4,681	3,864
Total Assets	$177,413	$185,733
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,186	$2,993
Accrued liabilities:
Compensation	7,858	10,139
Accrued other	5,428	6,444
Deferred revenue	3,681	4,378
Income tax payable	43	—
Total Current Liabilities	20,196	23,954
Long-term debt, net	29,517	29,405
Deferred revenue, less current portion	—	2,400
Deferred income taxes	1,771	2,004
Other long-term liabilities	7,785	8,060
Total Liabilities	59,269	65,823
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Series A Preferred stock — $.05 par value, 450 shares authorized; no shares issued and outstanding	—	—
Common stock — $.05 par value, 45,000 shares authorized; 14,265 and 14,155 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	713	708
Additional paid-in capital	42,382	36,706
Accumulated other comprehensive loss	(4,113)	(4,759)
Retained earnings	79,162	87,255
Total Stockholders’ Equity	118,144	119,910
Total Liabilities and Stockholders’ Equity	$177,413	$185,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Revenue:
Product sales	$17,562	$15,667	$54,488	$45,251
Royalties and license fees	10,458	34,153	31,048	52,347
Research, development and other	2,321	2,663	7,315	7,016
Total revenue	30,341	52,483	92,851	104,614
Operating costs and expenses:
Product costs	8,448	6,921	24,352	17,926
Research and development	9,765	11,232	28,658	36,899
Selling, general and administrative	16,627	12,874	42,257	39,077
Acquired intangible asset amortization	870	879	2,616	2,659
Restructuring expense	—	—	—	1,282
Contingent consideration gain	—	(835)	—	(829)
Total operating costs and expenses	35,710	31,071	97,883	97,014
Operating (loss) income	(5,369)	21,412	(5,032)	7,600
Other expense, net:
Interest expense, net	(879)	(884)	(2,656)	(2,594)
Foreign exchange loss	(51)	(61)	(168)	(261)
Investment income, net	488	182	1,487	531
Other expense, net	(442)	(763)	(1,337)	(2,324)
(Loss) income before income taxes	(5,811)	20,649	(6,369)	5,276
Income tax expense	(1,743)	(13,303)	(1,724)	(13,506)
Net (loss) income	$(7,554)	$7,346	$(8,093)	$(8,230)

Basic net (loss) income per share	$(0.53)	$0.52	$(0.57)	$(0.59)
Diluted net (loss) income per share	$(0.53)	$0.52	$(0.57)	$(0.59)

Weighted average number of shares outstanding:
Basic	14,170	14,050	14,141	14,020
Diluted	14,170	14,072	14,141	14,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
(In thousands)	(Unaudited)		(Unaudited)
Net (loss) income	$(7,554)	$7,346	$(8,093)	$(8,230)
Other comprehensive (loss) income:
Derivative instruments:
Unrealized net gain (loss)	149	607	(45)	(141)
Net gain reclassified to earnings	(61)	(39)	(185)	(19)
Net changes related to available-for-sale securities, net of tax	—	—	(6)	—
Foreign currency translation adjustments	(451)	45	882	6,833
Other comprehensive (loss) income	(363)	613	646	6,673
Comprehensive (loss) income	$(7,917)	$7,959	$(7,447)	$(1,557)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

	Three Months Ended June 30, 2024 and 2023
	(Unaudited)			Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at March 31, 2024	14,260	$713	$40,271	$(3,750)	$86,716	$123,950
Net loss	—	—	—	—	(7,554)	(7,554)
Other comprehensive loss, net of tax	—	—	—	(363)	—	(363)
Issuance of common stock	2	—	—	—	—	—
Common stock options exercised, net	4	—	93	—	—	93
Purchase of common stock to pay employee taxes	(1)	—	(26)	—	—	(26)
Stock-based compensation	—	—	2,044	—	—	2,044
Balance at June 30, 2024	14,265	$713	$42,382	$(4,113)	$79,162	$118,144

Balance at March 31, 2023	14,134	$707	$32,446	$(3,814)	$73,215	$102,554
Net income	—	—	—	—	7,346	7,346
Other comprehensive income, net of tax	—	—	—	613	—	613
Issuance of common stock	1	—	—	—	—	—
Common stock options exercised, net	—	—	—	—	—	—
Purchase of common stock to pay employee taxes	(1)	—	(16)	—	—	(16)
Stock-based compensation	—	—	1,915	—	—	1,915
Balance at June 30, 2023	14,134	$707	$34,345	$(3,201)	$80,561	$112,412

	Nine Months Ended June 30, 2024 and 2023
	(Unaudited)			Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at September 30, 2023	14,155	$708	$36,706	$(4,759)	$87,255	$119,910
Net loss	—	—	—	—	(8,093)	(8,093)
Other comprehensive income, net of tax	—	—	—	646	—	646
Issuance of common stock	123	6	444	—	—	450
Common stock options exercised, net	17	1	212	—	—	213
Purchase of common stock to pay employee taxes	(30)	(2)	(1,118)	—	—	(1,120)
Stock-based compensation	—	—	6,138	—	—	6,138
Balance at June 30, 2024	14,265	$713	$42,382	$(4,113)	$79,162	$118,144

Balance at September 30, 2022	14,029	$701	$28,774	$(9,874)	$88,791	$108,392
Net loss	—	—	—	—	(8,230)	(8,230)
Other comprehensive income, net of tax	—	—	—	6,673	—	6,673
Issuance of common stock	113	6	447	—	—	453
Common stock options exercised, net	17	1	349	—	—	350
Purchase of common stock to pay employee taxes	(25)	(1)	(887)	—	—	(888)
Stock-based compensation	—	—	5,662	—	—	5,662
Balance at June 30, 2023	14,134	$707	$34,345	$(3,201)	$80,561	$112,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2024	2023
(In thousands)	(Unaudited)
Operating Activities:
Net loss	$(8,093)	$(8,230)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,555	6,365
Stock-based compensation	6,138	5,662
Noncash lease expense	599	485
Amortization of debt issuance costs	227	274
Provision for credit losses	26	163
Contingent consideration gain	—	(829)
Deferred taxes	(262)	(187)
Other	(458)	124
Change in operating assets and liabilities:
Accounts receivable and contract assets	(5,533)	(1,825)
Inventories	(566)	(2,790)
Prepaids and other	3,965	(961)
Accounts payable	185	(669)
Accrued liabilities	(3,249)	(2,474)
Income taxes	153	15,583
Deferred revenue	(3,097)	(1,427)
Net cash (used in) provided by operating activities	(3,410)	9,264
Investing Activities:
Purchases of property and equipment	(2,950)	(2,170)
Purchases of available-for-sale securities	(25,445)	—
Maturities of available-for-sale securities	16,000	—
Net cash used in investing activities	(12,395)	(2,170)
Financing Activities:
Payments of short-term borrowings	—	(10,000)
Proceeds from issuance of long-term debt	—	29,664
Payments of debt issuance costs	—	(614)
Issuance of common stock	663	803
Payments for taxes related to net share settlement of equity awards	(1,120)	(888)
Payments for acquisition of in-process research and development	(931)	(978)
Net cash (used in) provided by financing activities	(1,388)	17,987
Effect of exchange rate changes on cash and cash equivalents	75	500
Net change in cash and cash equivalents	(17,118)	25,581
Cash and Cash Equivalents:
Beginning of period	41,419	18,998
End of period	$24,301	$44,579
Supplemental Information:
Cash paid for income taxes	$1,679	$251
Cash paid for interest	2,288	2,157
Noncash investing and financing activities:
Acquisition of property and equipment	58	—
Right-of-use assets obtained in exchange for operating lease liabilities	845	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended June 30, 2024

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

On May 28, 2024, Surmodics entered into a Merger Agreement (the “Merger Agreement”) with BCE Parent, LLC, a Delaware limited liability company (“Parent”), and BCE Merger Sub, Inc., a Minnesota corporation and a wholly owned Subsidiary of Parent (“Merger Sub”), pursuant to which Surmodics will, subject to the terms and conditions thereof, be acquired by Parent for $43.00 per share in cash through the merger of Merger Sub with and into the Company, with the Company as the surviving corporation and a wholly owned subsidiary of Parent. See Note 13 Merger Agreement for additional information.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The results of operations for the three and nine months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the entire 2024 fiscal year.

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

2. Revenue

The following table is a disaggregation of revenue within each reportable segment.

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Medical Device
Product sales	$10,726	$9,299	$33,776	$25,593
Royalties & license fees – performance coatings	9,324	8,286	27,855	23,853
License fees – SurVeil DCB	1,134	25,867	3,193	28,494
Research, development and other	2,199	2,562	6,930	6,799
Medical Device Revenue	23,383	46,014	71,754	84,739
In Vitro Diagnostics
Product sales	6,836	6,368	20,712	19,658
Research, development and other	122	101	385	217
In Vitro Diagnostics Revenue	6,958	6,469	21,097	19,875
Total Revenue	$30,341	$52,483	$92,851	$104,614

Contract assets totaled $10.8 million and $7.8 million as of June 30, 2024 and September 30, 2023, respectively, and was reported in contract assets, current and other assets, noncurrent (Note 5) on the condensed consolidated balance sheets. Fluctuations in the balance of contract assets result primarily from (i) fluctuations in the sales volume of performance coating royalties and license fees earned, but not collected, at each balance sheet date due to payment timing and contractual changes in the normal course of business; and (ii) starting in fiscal 2024, sales-based profit-sharing earned, but not collected, related to a collaborative arrangement (Note 3).

Deferred revenue totaled $3.7 million and $6.8 million as of June 30, 2024 and September 30, 2023, respectively, on the condensed consolidated balance sheets and was primarily related to a collaborative arrangement (Note 3). For the nine months ended June 30, 2024 and 2023, the total amount of revenue recognized that was included in the respective beginning of fiscal year balances of deferred revenue on the condensed consolidated balance sheets totaled $3.4 million and $3.9 million, respectively.

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

SurVeil DCB License Fees

Under the Abbott Agreement, Surmodics is responsible for conducting all necessary clinical trials, including completion of the ongoing, five-year TRANSCEND pivotal clinical trial of the SurVeil DCB. The Company has received payments totaling $87.8 million for achievement of clinical and regulatory milestones under the Abbott Agreement, which consisted of the following: (i) a $25 million upfront fee in fiscal 2018, (ii) a $10 million milestone payment in fiscal 2019, (iii) a $10.8 million milestone payment in fiscal 2020, (iv) a $15 million milestone payment in fiscal 2021, and (v) a $27 million milestone payment in the third quarter of fiscal 2023 upon receipt of PMA for the SurVeil DCB from the FDA. There are no remaining contingent or other milestone payments under the Abbott Agreement.

License fee revenue on milestone payments received under the Abbott Agreement is recognized using the cost-to-cost method based on total costs incurred to date relative to total expected costs for the TRANSCEND pivotal clinical trial, which is expected to be competed in fiscal 2025. See Note 2 Revenue for SurVeil DCB license fee revenue recognized in our Medical Device reportable segment.

As of June 30, 2024, deferred revenue on the condensed consolidated balance sheets included $3.4 million from upfront and milestone payments received under the Abbott Agreement. This represented the Company’s remaining performance obligations and is expected to be recognized as revenue over less than the next one year as services, principally the TRANSCEND clinical trial, are completed.

SurVeil DCB Product Sales

Under the Abbott Agreement, we supply commercial units of the SurVeil DCB to Abbott, and Abbott has exclusive worldwide distribution rights. During the first quarter of fiscal 2024, we commenced shipment of commercial units of the SurVeil DCB to Abbott. We recognize revenue from the sale of commercial units of the SurVeil DCB to Abbott at the time of shipment in product sales on the condensed consolidated statements of operations. The amount of SurVeil DCB product sales revenue recognized includes (i) the contractual transfer price per unit and (ii) an estimate of Surmodics’ share of net profits resulting from product sales by Abbott to third parties pursuant to the Abbott Agreement (“estimated SurVeil DCB profit-sharing”). On a quarterly basis, Abbott (i) reports to us its third-party sales of the SurVeil DCB the quarter after those sales occur, which may occur within two years following shipment based on the product’s current shelf life; and (ii) reports to us and pays the actual amount of profit-sharing. Estimated SurVeil DCB profit-sharing represents variable consideration and is recorded in contract assets, current and other assets, noncurrent on the condensed consolidated balance sheets. We estimate variable consideration as the most-likely amount to which we expect to be entitled, and we include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty associated with the variable consideration is resolved. Significant judgment is required in estimating the amount of variable consideration to recognize when assessing factors outside of Surmodics’ influence, such as limited availability of third-party information, expected duration of time until resolution, and limited relevant past experience.

4. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy were as follows:

	June 30, 2024
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents (1)	$—	$20,328	$—	$20,328
Available-for-sale securities (1)	—	13,874	—	13,874
Total assets	$—	$34,202	$—	$34,202

Liabilities
Interest rate swap (2)	—	47	—	47
Total liabilities	$—	$47	$—	$47

	September 30, 2023
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents (1)	$—	$36,255	$—	$36,255
Available-for-sale securities (1)	—	3,933	—	3,933
Interest rate swap (2)	—	183	—	183
Total assets	$—	$40,371	$—	$40,371
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

5. Supplemental Balance Sheet Information

Investments — Available-for-sale Securities

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities were as follows:

	June 30, 2024
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper and corporate bonds	$13,883	$—	$(9)	$13,874
Available-for-sale securities	$13,883	$—	$(9)	$13,874

	September 30, 2023
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper and corporate bonds	$3,936	$—	$(3)	$3,933
Available-for-sale securities	$3,936	$—	$(3)	$3,933

Inventories

Inventories consisted of the following components:

	June 30,	September 30,
(In thousands)	2024	2023
Raw materials	$9,116	$8,063
Work-in process	2,162	2,607
Finished products	4,127	4,169
Inventories	$15,405	$14,839

Prepaids and Other Assets, Current

Prepaids and other current assets consisted of the following:

	June 30,	September 30,
(In thousands)	2024	2023
Prepaid expenses	$2,718	$2,600
Irish research and development credits receivable	647	1,322
CARES Act employee retention credit receivable (1)	—	3,441
Prepaids and other	$3,365	$7,363
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

Intangible Assets

Intangible assets consisted of the following:

	June 30, 2024
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	9.3	$11,407	$(10,206)	$1,201
Developed technology	11.9	34,292	(13,165)	21,127
Patents and other	14.9	2,338	(1,544)	794
Total definite-lived intangible assets		48,037	(24,915)	23,122
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Total intangible assets		$48,617	$(24,915)	$23,702

	September 30, 2023
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	9.3	$11,260	$(9,435)	$1,825
Developed technology	11.9	33,929	(11,048)	22,881
Patents and other	14.9	2,338	(1,418)	920
Total definite-lived intangible assets		47,527	(21,901)	25,626
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Total intangible assets		$48,107	$(21,901)	$26,206

Intangible asset amortization expense was $0.9 million for each of the three months ended June 30, 2024 and 2023 and $2.8 and $2.9 million for the nine months ended June 30, 2024 and 2023, respectively. Based on the intangible assets in service as of June 30, 2024, estimated amortization expense for future fiscal years was as follows:

(In thousands)
Remainder of 2024	$933
2025	3,696
2026	2,810
2027	2,562
2028	2,551
2029	2,551
Thereafter	8,019
Definite-lived intangible assets	$23,122

Future amortization amounts presented above are estimates. Actual future amortization expense may be different as a result of future acquisitions, impairments, changes in amortization periods, foreign currency translation rates, or other factors.

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	In Vitro Diagnostics	Medical Device	Total
Goodwill as of September 30, 2023	$8,010	$34,936	$42,946
Currency translation adjustment	—	409	409
Goodwill as of June 30, 2024	$8,010	$35,345	$43,355

Other Assets, Noncurrent

Other noncurrent assets consisted of the following:

	June 30,	September 30,
(In thousands)	2024	2023
Operating lease right-of-use assets	$3,233	$2,987
Contract asset (1)	750	—
Other	698	877
Other assets	$4,681	$3,864
(1)
As of June 30, 2024, consisted of the noncurrent portion of the contract asset associated with estimated SurVeil DCB profit-sharing (Note 3).

Accrued Other Liabilities

Accrued other liabilities consisted of the following:

	June 30,	September 30,
(In thousands)	2024	2023
Accrued professional fees	$467	$178
Accrued clinical study expense	701	1,056
Accrued purchases	1,021	1,142
Deferred consideration (1)	1,750	2,661
Operating lease liabilities, current portion	1,021	872
Other	468	535
Total accrued other liabilities	$5,428	$6,444
(1)
As of June 30, 2024, deferred consideration consisted of the present value of a guaranteed payment to be made in connection with the fiscal 2021 acquisition of Vetex Medical Limited (“Vetex”). As of September 30, 2023, deferred consideration consisted of the present value of guaranteed payments to be made in connection with the fiscal 2021 Vetex acquisition and a fiscal 2018 asset acquisition (Note 11).

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	June 30,	September 30,
(In thousands)	2024	2023
Deferred consideration (1)	$1,653	$1,629
Unrecognized tax benefits (2)	2,951	3,332
Operating lease liabilities, less current portion	2,915	2,974
Other	266	125
Other long-term liabilities	$7,785	$8,060
(1)
Deferred consideration consisted of the present value of a guaranteed payment to be made in connection with the fiscal 2021 Vetex acquisition (Note 11).
(2)
Balance of unrecognized tax benefits includes accrued interest and penalties, if applicable (Note 10).

6. Debt

Debt consisted of the following:

	June 30,	September 30,
(In thousands)	2024	2023
Revolving Credit Facility, Term SOFR + 3.00%, maturing October 1, 2027	$5,000	$5,000
Tranche 1 Term Loans, Term SOFR +5.75%, maturing October 1, 2027	25,000	25,000
Long-term debt, gross	30,000	30,000
Less: Unamortized debt issuance costs	(483)	(595)
Long-term debt, net	$29,517	$29,405

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

Borrowings under the MidCap Credit Agreement bear interest at Term SOFR as published by CME Group Benchmark Administration Limited plus 0.10% (“Adjusted Term SOFR”). The Revolving Credit Facility bears interest at an annual rate equal to 3.00% plus the greater of Adjusted Term SOFR or 1.50%, and the Term Loans bear interest at an annual rate equal to 5.75% plus the greater of Adjusted Term SOFR or 1.50%. The Company is required to make monthly interest payments on the Revolving Credit Facility with the entire principal payment due at maturity. The Company is required to make 48 monthly interest payments on the Term Loans beginning on November 1, 2022 (the “Interest-Only Period”). If the Company is in covenant compliance at the end of the Interest-Only Period, the Company will have the option to extend the Interest-Only Period through maturity with the entire principal payment due at maturity. If the Company is not in covenant compliance at the end of the Interest-Only Period, the Company is required to make 12 months of straight-line amortization payments with the entire principal amount due at maturity.

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

7. Derivative Financial Instruments

As of June 30, 2024 and September 30, 2023, derivative financial instruments on the condensed consolidated balance sheets consisted of a fixed-to-variable interest rate swap to mitigate exposure to interest rate increases related to our Term Loans (“interest rate swap”). The interest rate swap has been designated as a cash flow hedge. See Note 6 Debt for further information on our financing arrangements. The net fair value of designated hedge derivatives subject to master netting arrangements reported on the condensed consolidated balance sheets was as follows:

	Asset (Liability)
(In thousands)	Gross Recognized Amount	Gross Offset Amount	Net Amount Presented	Cash Collateral Receivable	Net Amount Reported	Balance Sheet Location
June 30, 2024
Interest rate swap	$(47)	$—	$(47)	$—	$(47)	Other long-term liabilities
September 30, 2023
Interest rate swap	$183	$—	$183	$—	$183	Other assets, noncurrent

The pretax amounts recognized in accumulated other comprehensive loss (“AOCL”) for designated hedge derivative instruments were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Beginning unrealized net (loss) gain in AOCL	$(135)	$—	$183	$—
Net gain (loss) recognized in other comprehensive (loss) income	149	607	(45)	(141)
Net gain reclassified into interest expense	(61)	(39)	(185)	(19)
Ending unrealized (loss) gain in AOCL	$(47)	$568	$(47)	$(160)

8. Stock-based Compensation Plans

The Company has stock-based compensation plans approved by its shareholders under which it grants stock options, restricted stock awards, restricted stock units and deferred stock units to officers, directors and key employees. Stock-based compensation expense was reported as follows in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Product costs	$70	$63	$212	$202
Research and development	372	353	1,131	1,056
Selling, general and administrative	1,602	1,499	4,795	4,404
Total	$2,044	$1,915	$6,138	$5,662

As of June 30, 2024, unrecognized compensation costs related to non-vested awards totaled approximately $13.1 million, which is expected to be recognized over a weighted average period of approximately 2.3 years.

Stock Option Awards

The Company awards stock options to officers, directors and key employees and uses the Black-Scholes option pricing model to determine the fair value of stock options as of the date of each grant. Stock option grant activity was as follows:

	Nine Months Ended June 30,
	2024	2023
Stock option grant activity:
Stock options granted	283,000	305,000
Weighted average grant date fair value	$15.69	$15.03
Weighted average exercise price	$33.39	$34.79

Restricted Stock Awards

During the nine months ended June 30, 2024 and 2023, the Company awarded 107,000 and 102,000 shares of restricted stock, respectively, to certain key employees and officers with a weighted average grant date fair value per share of $33.84 and $35.84, respectively. Restricted stock is valued based on the market value of the shares as of the date of grant.

Restricted Stock Unit Awards

During each of the nine months ended June 30, 2024 and 2023, the Company awarded 14,000 and 16,000 restricted stock units (“RSUs”), respectively, to directors and key employees in foreign jurisdictions with a weighted average grant date fair value per unit of $32.49 and $31.72, respectively. RSUs are valued based on the market value of the shares as of the date of grant.

Employee Stock Purchase Plan

Our U.S. employees are eligible to participate in the amended 1999 Employee Stock Purchase Plan (“ESPP”) approved by our shareholders. During the nine months ended June 30, 2024 and 2023, 16,000 and 23,000 shares were issued under the ESPP, respectively.

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

The calculation of diluted loss per share excluded 0.1 million or less in weighted-average shares for each of the three and nine month periods ended June 30, 2024 and 2023, as their effect was anti-dilutive. Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Basic weighted average shares outstanding	14,170	14,050	14,141	14,020
Dilutive effect of outstanding stock options, non-vested restricted stock, and non-vested restricted stock units	—	22	—	—
Diluted weighted average shares outstanding	14,170	14,072	14,141	14,020

10. Income Taxes

For interim income tax reporting, the Company estimates its full-year effective tax rate and applies it to fiscal year-to-date pretax (loss) income, excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company reported income tax expense of $(1.7) million and $(13.3) million for the three months ended June 30, 2024 and 2023, respectively, and income tax expense of $(1.7) million and $(13.5) million for the nine months ended June 30, 2024 and 2023, respectively.

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
•
Recurring items cause our effective tax rate to differ from the U.S. federal statutory rate of 21%, including foreign-derived intangible income (“FDII”) deductions in the U.S., U.S. federal and Irish R&D credits, Irish and U.S. state tax rates, excess tax benefits associated with stock-based compensation, and non-deductible merger-related charges (Note 13).

A valuation allowance is required to be recognized against deferred tax assets if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that all or a portion of such assets will not be realized. We apply judgment to consider the relative impact of negative and positive evidence, and the weight given to negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Objective historical evidence, such as cumulative three-year pre-tax losses adjusted for permanent adjustments, is given greater weight than subjective positive evidence, such as forecasts of future earnings. The more objective negative evidence that exists limits our ability to consider other, potentially positive, subjective evidence, such as our future earnings projections. Based on our evaluation of all available positive and negative evidence, and by placing greater weight on the objectively verifiable evidence, we determined, as of June 30, 2024 and September 30, 2023, that it is more likely than not that our net U.S. deferred tax assets will not be realized. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record additional adjustments to the valuation allowance in future reporting periods that could have a material effect on our results of operations.

Discrete tax benefits related to stock-based compensation awards vested, expired, canceled and exercised was $0.1 million or less for each of the three and nine months ended June 30, 2024 and 2023. The total amount of unrecognized tax benefits, excluding interest and penalties that, if recognized, would affect the effective tax rate was $2.9 million and $3.1 million as of June 30, 2024 and September 30, 2023, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions, as well as several non-U.S. jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. The Internal Revenue Service commenced an examination of the Company’s fiscal 2019 U.S. federal tax return in fiscal 2022; the examination has been completed. U.S. federal income tax returns for years prior to fiscal 2020 are no longer subject to examination by federal tax authorities. For tax returns for U.S. state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2013. For tax returns for non-U.S. jurisdictions, the Company is no longer subject to income tax examination for years prior to 2019. There were no undistributed earnings in foreign subsidiaries as of June 30, 2024 and September 30, 2023.

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

12. Segment Information

Segment revenue, operating (loss) income, and depreciation and amortization were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Revenue:
Medical Device	$23,383	$46,014	$71,754	$84,739
In Vitro Diagnostics	6,958	6,469	21,097	19,875
Total revenue	$30,341	$52,483	$92,851	$104,614

Operating (loss) income:
Medical Device	$(2,288)	$21,777	$(2,210)	$7,483
In Vitro Diagnostics	3,153	2,866	9,633	9,450
Total segment operating income	865	24,643	7,423	16,933
Corporate	(6,234)	(3,231)	(12,455)	(9,333)
Total operating (loss) income	$(5,369)	$21,412	$(5,032)	$7,600

Depreciation and amortization:
Medical Device	$1,958	$1,997	$5,928	$5,883
In Vitro Diagnostics	92	78	285	230
Corporate	76	76	342	252
Total depreciation and amortization	$2,126	$2,151	$6,555	$6,365

The Corporate category includes expenses that are not fully allocated to the Medical Device and In Vitro Diagnostics segments. These Corporate costs are related to administrative corporate functions, such as executive management, corporate accounting, information technology, legal, human resources and Board of Directors. Corporate may also include expenses, such as litigation and merger-and-acquisition-related costs, which are not specific to a segment and thus not allocated to the reportable segments.

Asset information by segment is not presented because the Company does not provide its chief operating decision maker assets by segment, as the data is not readily available.

13. Merger Agreement

On May 28, 2024, Surmodics entered into the Merger Agreement with Parent and Merger Sub (Note 1). Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, Merger Sub will merge (the “Merger”) with and into the Company, with the Company as the surviving corporation and a wholly owned subsidiary of Parent. At the effective time of the Merger (the “Effective Time”), each share of common stock of the Company then outstanding (other than (1) those shares owned by Merger Sub, Parent, the Company, or any direct or indirect wholly owned subsidiary of Parent or the Company (which will be cancelled without any consideration), (2) any shares outstanding immediately prior to the Effective Time and held of record or beneficially by a Person who has not voted in favor of approval of this Agreement and who is entitled to demand and properly demands and perfects such holder’s dissenter’s rights with respect to such shares, and (3) any shares that have been issued as a restricted stock award pursuant to any of the Stock Incentive Plans (as defined in the Merger Agreement) and that remains unvested and subject to forfeiture thereunder (“Restricted Shares”) (which will be treated as described below)) will be converted into the right to receive $43.00 in cash, without interest (the “Merger Consideration”). The Merger is not subject to a financing condition. If the Merger is consummated, shares of our common stock will be delisted from The Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

During the three months ended June 30, 2024, we incurred a total of $2.9 million in merger-related charges, which we reported within selling, general and administrative expenses on the condensed consolidated statements of operations.

See Part II, Item 1A. Risk Factors for a discussion of certain risks related to the Merger.

Merger Consideration

The Merger Agreement provides that, at the Effective Time, each of the Company’s then outstanding equity awards will be treated as follows: (1) each restricted stock unit or deferred stock unit that has been issued pursuant to any of the Stock Incentive Plans will be cancelled in exchange for an amount in cash equal to the Merger Consideration net of any taxes withheld pursuant to the Merger Agreement; (2) each Restricted Share will be cancelled in exchange for an amount in cash equal to the Merger Consideration, net of any taxes withheld pursuant to the Merger Agreement; and (3) each unexercised option to acquire Company common stock will be (i) if the Merger Consideration for such option is equal to or greater than the exercise price per share of Company common stock subject to such option, cancelled in exchange for an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price per share of Company common stock subject to such option multiplied by the number of shares of Company common stock subject to such option, and (ii) if the Merger Consideration for such option is less than the exercise price per share of Company common stock subject to such option, cancelled for no consideration.

Conditions

The obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of closing conditions set forth in the Merger Agreement, including (1) the approval of the Company’s shareholders, (2) the expiration or termination of any waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (3) the absence of a “Company Material Adverse Effect” (as defined in the Merger Agreement) with respect to the Company and (4) other customary closing conditions.

Termination Rights & Fees

The Merger Agreement may be terminated with the mutual written consent of Parent and the Company and also contains termination rights for each of Parent and the Company, including, among others, (1) if the Merger has not been consummated by February 28, 2025 (which date may be extended one or more times, for up to nine additional months in total, under specified circumstances), (2) if a final and non-appealable judgment or law makes consummation of the Merger illegal or prevents the consummation of the Merger, (3) if the required approval of the Company’s shareholders is not obtained, or (4) in the case of a material uncured breach by the other party, in each case as further described in, and subject to the terms and conditions of, the Merger Agreement. Parent may terminate the Merger Agreement in certain circumstances generally related to an adverse change in the Company’s board of directors’ recommendation in favor of the Merger and, as further described below, the Company may terminate the Merger Agreement to accept a Superior Proposal, as further described in, and subject to the terms and conditions of, the Merger Agreement.

Upon termination of the Merger Agreement under specified circumstances, generally relating to alternative acquisition proposals or an adverse change in the Company’s board of directors’ recommendation in favor of the Merger, the Company would be required to pay Parent a termination fee of $20.4 million. Upon termination of the Merger Agreement under specified circumstances, generally relating to a failure of the Merger to be completed due to certain regulatory impediments, Parent would be required to pay the Company a reverse termination fee of $50.2 million. In certain other circumstances, generally related to a failure by Parent to consummate the Merger when required to do so pursuant to the terms of the Merger Agreement, Parent would be required to pay the Company a reverse termination fee of $47.0 million. The Merger Agreement also contains restrictions on the Company’s ability to seek specific performance of Parent’s obligation to consummate the Merger and generally limits the aggregate liability of Parent for a breach of the Merger Agreement to the amount of the termination fee payable by Parent to the Company.

The foregoing description of the Merger and the Merger Agreement does not purport to be and is not complete and is subject to and qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is included as Exhibit 2.4 to this Quarterly Report on Form 10-Q.

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

Merger Agreement

As described more fully under Part I, Item 1, Note 13 Merger Agreement, on May 28, 2024, we entered into a Merger Agreement with BCE Parent, LLC, a Delaware limited liability company (“Parent”), and BCE Merger Sub, Inc., a Minnesota corporation and a wholly owned Subsidiary of Parent (“Merger Sub”), pursuant to which we will, subject to the terms and conditions of the Merger Agreement, be acquired by Parent for $43.00 per share in cash through the merger of Merger Sub with and into us (the “Merger”), with Surmodics as the surviving corporation and a wholly owned subsidiary of Parent. The Merger remains subject to customary closing conditions, including approval by Surmodics shareholders and required regulatory approval. If the Merger is consummated, shares of our common stock will be delisted from The Nasdaq Stock Market and deregistered under the Exchange Act.

During the three and nine months ended June 30, 2024, we incurred a total of $2.9 million in merger-related charges, which we reported within selling, general and administrative expense on the condensed consolidated statements of operations.

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

•
SurVeil DCB is a paclitaxel-coated DCB to treat PAD in the upper leg (superficial femoral artery), which utilizes a proprietary paclitaxel drug-excipient formulation for a durable balloon coating and is manufactured using an innovative process to improve coating uniformity. In June 2023, the SurVeil DCB received U.S. Food and Drug Administration (“FDA”) premarket approval (“PMA”) and may now be marketed and sold in the U.S. by Abbott under our exclusive worldwide distribution agreement for the product (the “Abbott Agreement”). The SurVeil DCB also has the necessary regulatory approval for commercialization in the European Union.

In the first quarter of fiscal 2024, we completed shipment of Abbott’s initial stocking order of commercial units of the SurVeil DCB, resulting in recognition of product sales, which included both (i) the contractual transfer price, and (ii) an estimate of Surmodics’ share of net profits resulting from product sales by Abbott to third parties. As of January 2024, the SurVeil DCB is now a commercial product available in the U.S. through Abbott. In the second and third quarters of fiscal 2024, we continued to manufacture and ship commercial units to Abbott in support of Abbott’s commercialization of the product.

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

•
Pounce Venous Thrombectomy System is a mechanical thrombectomy system indicated for mechanical de-clotting and controlled and selective infusion of physician-specified fluids, including thrombolytics, in the peripheral vasculature. The Pounce Venous System is designed to remove mixed-morphology, wall-adherent venous clot in a single session, minimizing the need for thrombolytics and without the need for capital equipment. We conducted limited market evaluations of the Pounce Venous Thrombectomy System in fiscal 2023 and in the first half of fiscal 2024 to obtain physician feedback across a variety of cases and clinical conditions. In the second quarter of fiscal 2024, we completed limited market evaluations for the Pounce Venous Thrombectomy System, and the product was commercially launched.

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
•
Sublime microcatheters (.014, .018 and .035) facilitate guidewire placement for difficult to access and treat arterial lesions above and below the knee using radial, femoral, or alternate access sites. Limited market evaluations of our Sublime microcatheters began in the third quarter of fiscal 2023. In the third quarter of fiscal 2024, we completed limited market evaluations for the Sublime microcatheter, and the product was commercially launched.

For more information regarding our vascular intervention medical devices, see Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Results of Operations

Three and Nine Months Ended June 30, 2024 and 2023

Revenue. Revenue in the third quarter of fiscal 2024 was $30.3 million, a $22.1 million or 42% decrease compared to the prior-year quarter. Revenue in the first nine months of fiscal 2024 was $92.9 million, an $11.8 million or 11% decrease compared to the same prior-year period. The year-over-year decline in revenue was primarily driven by the $27.0 million PMA milestone payment from Abbott received in the third quarter of fiscal 2023, $24.6 million of which was recognized as SurVeil DCB license fee revenue in the third quarter and first nine months of fiscal 2023, partly offset by growth in product sales and performance coating royalties and license fee revenue. The following is a summary of revenue streams within each reportable segment.

	Three Months Ended June 30,				Nine Months Ended June 30,
(Dollars in thousands)	2024	2023	Increase/(Decrease)		2024	2023	Increase/(Decrease)
Medical Device
Product sales	$10,726	$9,299	$1,427	15%	$33,776	$25,593	$8,183	32%
Royalties & license fees – performance coatings	9,324	8,286	1,038	13%	27,855	23,853	4,002	17%
License fees – SurVeil DCB	1,134	25,867	(24,733)	(96)%	3,193	28,494	(25,301)	(89)%
R&D and other	2,199	2,562	(363)	(14)%	6,930	6,799	131	2%
Medical Device Revenue	23,383	46,014	(22,631)	(49)%	71,754	84,739	(12,985)	(15)%
In Vitro Diagnostics
Product sales	6,836	6,368	468	7%	20,712	19,658	1,054	5%
R&D and other	122	101	21	21%	385	217	168	77%
In Vitro Diagnostics Revenue	6,958	6,469	489	8%	21,097	19,875	1,222	6%
Total Revenue	$30,341	$52,483	$(22,142)	(42)%	$92,851	$104,614	$(11,763)	(11)%

Medical Device. Revenue in our Medical Device segment was $23.4 million in the third quarter of fiscal 2024, a 49% decrease from $46.0 million in the prior-year quarter. For the first nine months of fiscal 2024, revenue in our Medical Device segment was $71.8 million, a 15% decrease from $84.7 million in the same prior-year period.

•
Medical Device product sales increased 15% to $10.7 million in the third quarter of fiscal 2024, compared to $9.3 million in the prior-year quarter. For the first nine months of fiscal 2024, Medical Device product sales increased 32% to $33.8 million, compared to $25.6 million in the same prior-year period. Product sales growth year-over-year was primarily driven by fulfillment of the initial stocking order and subsequent orders for the SurVeil DCB from Abbott, our exclusive distribution partner for the product, and continued sales growth from the Pounce thrombectomy device platform.
•
Performance coating royalties and license fee revenue increased 13% to $9.3 million in the third quarter of fiscal 2024, compared to $8.3 million in the prior-year quarter. For the first nine months of fiscal 2024, performance coating royalties and license fee revenue increased 17% to $27.9 million, compared to $23.9 million in the same prior-year period. For the third quarter and first nine months of 2024, year-over-year growth in performance coating royalties and license fee revenue was primarily driven by continued growth in customer utilization of our Serene™ hydrophilic coating. For the first nine months of fiscal 2024, performance coating royalties and license fee revenue benefited from $1.4 million in catch-up payments received in our second fiscal quarter in the normal course of our customers reporting sales-based royalties.
•
SurVeil DCB license fee revenue under the Abbott Agreement was $1.1 million and $25.9 million in the third quarter of fiscal 2024 and 2023, respectively, and $3.2 million and $28.5 million in the first nine months of fiscal 2024 and 2023, respectively. In the third quarter of fiscal 2023, we received a $27.0 million milestone payment from Abbott upon FDA PMA of the SurVeil DCB, $24.6 million of which was recognized as revenue in the third quarter and first nine months of fiscal 2023.
•
Medical Device research and development (“R&D”) and other revenue declined to $2.2 million in the third quarter of fiscal 2024, compared to $2.6 million in the prior-year quarter, primarily driven by lower volume of performance coating services. For the first nine months of fiscal 2024, Medical Device R&D and other revenue of $6.9 million was relatively flat, compared to the same prior-year period.

In Vitro Diagnostics. Revenue in our In Vitro Diagnostics (“IVD”) segment was $7.0 million in the third quarter of fiscal 2024, an 8% increase from $6.5 million in the prior-year quarter. For the first nine months of fiscal 2024, revenue in our IVD segment was $21.1 million, a 6% increase from $19.9 million in the same prior-year period.

•
IVD product sales increased 7% to $6.8 million in the third quarter of fiscal 2024, compared to $6.4 million in the prior-year quarter, primarily driven by broad-based growth in sales of colorimetric substrate, microarray slide/surface and protein stabilization products. For the first nine months of fiscal 2024, IVD product sales increased 5% to $20.7 million, compared to $19.7 million in the same prior-year period, primarily driven by strong customer demand for distributed antigen and microarray slide/surface products, partly offset by lower sales of colorimetric substrate and protein stabilization products.
•
IVD R&D and other revenue of $0.1 million in the third quarter of fiscal 2024 was relatively flat, compared to the prior-year quarter. For the first nine months of fiscal 2024, IVD R&D and other revenue increased to $0.4 million, compared to $0.2 million in the same prior-year period, primarily driven by customer development projects.

Operating Costs and Expenses. Product sales, product costs, product gross profit, product gross margin, and operating costs were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
(Dollars in thousands)	2024	2023	Increase/(Decrease)		2024	2023	Increase/(Decrease)
Product sales	$17,562	$15,667	$1,895	12%	$54,488	$45,251	$9,237	20%
Product costs	8,448	6,921	1,527	22%	24,352	17,926	6,426	36%
Product gross profit (1)	9,114	8,746	368	4%	30,136	27,325	2,811	10%
% Product gross margin (2)	51.9%	55.8%	(3.9)	ppt	55.3%	60.4%	(5.1)	ppt
R&D expense	9,765	11,232	(1,467)	(13)%	28,658	36,899	(8,241)	(22)%
% Total revenue	32%	21%			31%	35%
SG&A expense	16,627	12,874	3,753	29%	42,257	39,077	3,180	8%
% Total revenue	55%	25%			46%	37%
Acquired intangible asset amortization	870	879	(9)	(1)%	2,616	2,659	(43)	(2)%
Restructuring expense	—	—	—		—	1,282	(1,282)
Contingent consideration gain	—	(835)	835		—	(829)	829
(1)
Product gross profit is defined as product sales less related product costs.
(2)
Product gross margin is defined as product gross profit as a percentage of product sales.

Product Gross Profit and Product Gross Margins. Product gross profit increased $0.4 million, or 4%, in the third quarter of fiscal 2024, compared to the prior-year quarter, and increased $2.8 million, or 10%, in the first nine months of fiscal 2024, compared to the same prior-year period. Product gross margins were 51.9% and 55.8% in the third quarter of fiscal 2024 and 2023, respectively, and 55.3% and 60.4% in the first nine months of fiscal 2024 and 2023, respectively. The year-over-year decrease in product gross margins was primarily driven by increased sales of vascular intervention medical devices – our SurVeil DCB, Pounce thrombectomy, and Sublime radial access products – as a proportion of total product sales, as these devices were not at scale, and product gross margins reflected the associated under-absorption and production inefficiencies, including expiration of inventory. In the remainder of fiscal 2024, product gross margins may continue to be adversely impacted by the shift in revenue mix towards sales of vascular intervention medical devices at relatively lower margins.

R&D Expense. R&D expense declined 13%, or $1.5 million, in the third quarter of fiscal 2024, compared to the prior-year quarter. For the first nine months of fiscal 2024, R&D expense declined 22%, or $8.2 million, compared to the same prior-year period. R&D expense as a percentage of revenue was 32% and 21% in the third quarter of fiscal 2024 and 2023, respectively, and 31% and 35% in the first nine months of fiscal 2024 and 2023, respectively. For the third quarter and first nine months of fiscal 2024, the year-over-year decrease in R&D expense was primarily driven by lower SurVeil DCB R&D expenses due to the transition to commercialization and lower thrombectomy platform R&D expenses due to the timing of development and commercialization of device products. For the first nine months of fiscal 2024, the spending reduction plan and workforce reduction implemented in the second quarter of fiscal 2023 also contributed to the year-over-year decrease in R&D expense. For the third quarter and first nine months of fiscal 2023, R&D expense as a percentage of revenue reflects the impact of higher revenue, principally from the $24.6 million in license fee revenue recognized in the period upon receipt of the $27.0 million SurVeil DCB PMA milestone payment under the Abbott Agreement. For full-year fiscal 2024, we expect R&D expense to decrease, compared to fiscal 2023, primarily related to lower SurVeil DCB expenses with the transition to commercialization and the workforce reduction implemented in the third quarter of fiscal 2023, partly offset by our continued investment in our Pounce thrombectomy and Sublime radial access product platforms.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense increased 29%, or $3.8 million, in the third quarter of fiscal 2024, compared to the prior-year quarter. For the first nine months of fiscal 2024, SG&A expense increased 8%, or $3.2 million, compared to the same prior-year period. SG&A expense as a percentage of revenue was 55% and 25% in the third quarter of fiscal 2024 and 2023, respectively, and 46% and 37% in the first nine months of fiscal 2024 and 2023, respectively. The year-over-year increase in SG&A expense in the third quarter and first nine months of fiscal 2024 was primarily driven by $2.9 million in merger-related charges. For the third quarter and first nine months of fiscal 2023, SG&A expense as a percentage of revenue reflects the impact of higher revenue, principally from the $24.6 million in license fee revenue recognized in the period upon receipt of the $27.0 million SurVeil DCB PMA milestone payment under the Abbott Agreement. For full-year fiscal 2024, we expect SG&A expense to increase, compared to fiscal 2023, primarily due to merger-related charges and as we continue to advance the commercialization of our Pounce thrombectomy and Sublime radial access product platforms.

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

Contingent consideration gain. In the third quarter and first nine months of fiscal 2023, we reported a $0.8 gain from the fair value adjustment of acquisition-related contingent consideration liabilities related to changes in the probability and timing of achieving certain contractual milestones.

Other Expense. Major classifications of other expense were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Interest expense, net	$(879)	$(884)	$(2,656)	$(2,594)
Foreign exchange loss	(51)	(61)	(168)	(261)
Investment income, net	488	182	1,487	531
Other expense, net	$(442)	$(763)	$(1,337)	$(2,324)

Interest expense, net in the third quarter and first nine months of fiscal 2024 was relatively consistent with the same prior-year periods. Refer to “Liquidity and Capital Resources” for further discussion of financing arrangements and expectations for fiscal 2024 interest expense. Foreign currency exchange losses result primarily from the impact of U.S. dollar to Euro exchange rate fluctuations on certain intercompany transactions and balances. Investment income, net increased in the third quarter and first nine months of fiscal 2024, compared to the same prior-year periods, due to increased investments in available-for-sale securities, as well as higher interest rates.

Income Taxes. (Loss) income before income taxes, income tax expense and our effective tax rate were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
(Loss) income before income taxes	$(5,811)	$20,649	$(6,369)	$5,276
Income tax expense	(1,743)	(13,303)	(1,724)	(13,506)
Effective tax rate	(30)%	64%	(27)%	256%

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
•
Recurring items cause our effective tax rate to differ from the U.S. federal statutory rate of 21%, including foreign-derived intangible income (“FDII”) deductions in the U.S., U.S. federal and Irish R&D credits, Irish and U.S. state tax rates, excess tax benefits associated with stock-based compensation, and non-deductible merger-related charges.

Segment Operating Results

Operating results for each of our reportable segments were as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
(In thousands)	2024	2023	$ Change	2024	2023	$ Change
Operating (loss) income:
Medical Device	$(2,288)	$21,777	$(24,065)	$(2,210)	$7,483	$(9,693)
In Vitro Diagnostics	3,153	2,866	287	9,633	9,450	183
Total segment operating income	865	24,643	(23,778)	7,423	16,933	(9,510)
Corporate	(6,234)	(3,231)	(3,003)	(12,455)	(9,333)	(3,122)
Total operating (loss) income	$(5,369)	$21,412	$(26,781)	$(5,032)	$7,600	$(12,632)

Medical Device. Our Medical Device business reported an operating loss of $(2.3) million in the third quarter of fiscal 2024, compared to operating income of $21.8 million in the prior-year quarter, representing (10)% and 47% of revenue, respectively. For the first nine months of fiscal 2024, our Medical Device business reported an operating loss of $(2.2) million, compared to operating income of $7.5 million in the same prior-year period, representing (3)% and 9% of revenue, respectively.

•
SurVeil DCB license fee revenue under the Abbott Agreement decreased $24.7 million and $25.3 million year-over-year in the third quarter and first nine months of fiscal 2024, respectively. In the third quarter of fiscal 2023, we received a $27.0 milestone payment from Abbott upon FDA premarket approval of the SurVeil DCB, $24.6 million of which was recognized as revenue in the third quarter and first nine months of fiscal 2023.
•
Medical Device operating expenses, excluding product costs, increased $0.1 million year-over-year in the third quarter of fiscal 2024 and decreased $8.8 million year-over-year in the first nine months of fiscal 2024. The first nine months of fiscal 2023 included $1.3 million in severance-related restructuring expense as the result of the workforce restructuring implemented during the second quarter of fiscal 2023. The third quarter and first nine months of fiscal 2023 also included a $0.8 million gain from the fair value adjustment of acquisition-related contingent consideration.

R&D expenditures in our Medical Device segment declined year-over-year in the third quarter and first nine months of fiscal 2024 primarily driven by lower R&D expenses associated with the SurVeil DCB due to the transition to commercialization and lower thrombectomy platform R&D expenses due to the timing of development and commercialization of device products. For the first nine months of fiscal 2024, the spending reduction plan and workforce reduction implemented in the second quarter of fiscal 2023 also contributed to the year-over-year decrease in R&D expense.

SG&A expense in our Medical Device business increased modestly in the third quarter of fiscal 2024, compared to the prior-year quarter, primarily driven by higher compensation expenses. For the first nine months of fiscal 2024, SG&A expense in our Medical Device business was relatively flat compared to the same prior-year period.

•
Performance coating royalties and license fee revenue increased $1.0 million and $4.0 million year-over-year in the third quarter and first nine months of fiscal 2024, respectively, primarily driven by continued growth in customer utilization of our Serene hydrophilic coating. For the first nine months of fiscal 2024, performance coating royalties and license fee revenue benefited from $1.4 million in catch-up payments received in our second fiscal quarter in the normal course of our customers reporting sales-based royalties.
•
Medical Device product gross profit of $4.6 million in the third quarter of fiscal 2024 was relatively flat, compared to the prior-year quarter, and Medical Device product gross margins were 43.2% and 49.0% in the third quarter of fiscal 2024 and 2023, respectively. Medical Device product gross profit increased $2.7 million to $16.9 million in the first nine months of fiscal 2024, compared to the same prior-year-period, and Medical Device product gross margins were 50.0% and 55.4% in the first nine months of fiscal 2024 and 2023, respectively. The year-over-year decrease in product gross margins was primarily driven by increased sales of vascular intervention medical devices – our SurVeil DCB, Pounce thrombectomy, and Sublime radial access products – as a proportion of total product sales, as these devices were not at scale, and product gross margins reflected the associated under-absorption and production inefficiencies, including expiration of inventory.
•
Medical Device R&D services revenue decreased $0.4 million year-over-year in the third quarter of fiscal 2024, primarily driven by lower volume of performance coating services. For the first nine months of fiscal 2024, Medical Device R&D services revenue was relatively flat, compared to the same prior-year period.

In Vitro Diagnostics. Our In Vitro Diagnostics business reported operating income of $3.2 million and $2.9 million in the third quarter of fiscal 2024 and 2023, respectively, representing 45% and 44% of revenue, respectively. For the first nine months of fiscal 2024 and 2023, our In Vitro Diagnostics business reported operating income of $9.6 million and $9.5 million, respectively, representing 46% and 48% of revenue, respectively.

•
IVD product gross profit increased $0.3 million to $4.5 million in the third quarter of fiscal 2024, compared to the prior-year quarter, and IVD product gross margins were 65.5% and 65.9% in the third quarter of fiscal 2024 and 2023, respectively. For the first nine months of fiscal 2024, IVD product gross profit of $13.3 million was relatively flat, compared to the same prior-year-period, and IVD product gross margins were 64.0% and 66.8% in the first nine months of fiscal 2024 and 2023, respectively. For the first nine months of fiscal 2024, the year-over-year decrease in product gross margins was primarily attributable to the unfavorable impact of product mix from growth in sales of relatively lower margin distributed antigen products.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive management, corporate accounting, information technology, legal, human resources and Board of Directors related fees and expenses, which we do not fully allocate to the Medical Device and IVD segments. Corporate also includes expenses, such as litigation and merger-and-acquisition-related costs, which are not specific to a segment and thus not allocated to our reportable segments. The unallocated corporate expense operating loss was $(6.2) million and $(3.2) million in the third quarter of fiscal 2024 and 2023, respectively, and $(12.5) million and $(9.3) million in the first nine months of fiscal 2024 and 2023, respectively. The year-over-year increase in corporate expense operating loss in the third quarter and first nine months of fiscal 2024 was primarily driven by $2.9 million in merger-related charges reported in SG&A expense.

Cash Flow Operating Results

The following is a summary of cash flow results:

	Nine Months Ended June 30,
(In thousands)	2024	2023
Cash (used in) provided by:
Operating activities	$(3,410)	$9,264
Investing activities	(12,395)	(2,170)
Financing activities	(1,388)	17,987
Effect of exchange rate changes on cash and cash equivalents	75	500
Net change in cash and cash equivalents	$(17,118)	$25,581

Operating Activities. Cash used in operating activities was $(3.4) million in the first nine months of fiscal 2024, compared to cash provided of $9.3 million in the same prior-year period. Net loss was $(8.1) million in the first nine months of fiscal 2024, compared to $(8.2) million in the same prior-year period. Net changes in operating assets and liabilities reduced cash flows from operating activities by $(8.1) million in the first nine months of fiscal 2024 and increased cash flows from operating activities by $5.4 million in the same prior-year period. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

•
Cash used in accounts receivable and contract assets was $(5.5) million in the first nine months of fiscal 2024, compared to $(1.8) million in the same prior-year period. The year-over-year increase in cash used was primarily driven by accounts receivable and contract assets recognized on SurVeil DCB product sales to Abbott, increased contract assets recorded for growth in sales-based royalties, and increased accounts receivable on year-over-year revenue growth.
•
Cash used in deferred revenue was $(3.1) million in the first nine months of fiscal 2023, compared to cash used of $(1.4) million in the same prior-year period. In the third quarter of fiscal 2023, we received a $27.0 million SurVeil DCB PMA milestone payment under the Abbott Agreement, of which $24.6 million was recognized as revenue in the third quarter of fiscal 2023 and $2.4 million of which was recorded in deferred revenue on the condensed consolidated balance sheet as of June 30, 2023.
•
Cash provided by prepaids and other assets was $4.0 million in the first nine months of fiscal 2024, compared to cash used of $(1.0) million in the same prior-year period, driven primarily by the collection of a $3.4 million receivable in the second quarter of fiscal 2024, which had been recorded at the end of fiscal 2021, associated with the employee retention credit under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).
•
Cash used in inventories was $(0.6) million in the first nine months of fiscal 2024, compared to cash used of ($2.8) million in the same prior-year period. The year-over-year decrease in cash used was the result of active management of working capital in inventory.
•
In addition, income taxes affected the change in operating assets and liabilities. In the first nine months of fiscal 2024, the change in operating assets and liabilities included cash provided by income taxes of $0.2 million. In the first nine months of fiscal 2023, primarily as the result of the $27.0 million PMA milestone payment received in the period, the change in operating assets and liabilities included cash provided by income taxes of $15.6 million – driven primarily by a $12.0 million increase in income tax payable and the receipt of a $2.3 million tax refund under the net operating loss carryback provisions of the CARES Act. Cash taxes paid was $1.7 million in the first nine months of fiscal 2024, compared to $0.3 million in the same prior-year period.

Investing Activities. Cash used in investing activities totaled $(12.4) million in the first nine months of fiscal 2024, compared to cash used of $(2.2) million in the same prior-year period.

•
Net purchases and maturities of available-for-sale investments were a (use) source of cash totaling $(9.4) million and $0.0 million in the first nine months of fiscal 2024 and 2023, respectively.
•
We invested $(3.0) million and $(2.2) million in property and equipment in the first nine months of fiscal 2024 and 2023, respectively.

Financing Activities. Cash (used in) provided by financing activities totaled $(1.4) million and $18.0 million in the first nine months of fiscal 2024 and 2023, respectively.

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
•
In the first nine months of fiscal 2024 and 2023, we paid $0.9 million and $1.0 million, respectively, for acquisition of in-process R&D under the terms of a fiscal 2018 asset acquisition.
•
In the first nine months of fiscal 2024 and 2023, we paid $1.1 million and $0.9 million, respectively, to purchase common stock to pay employee taxes resulting from the vesting of stock awards and the exercise of stock options.
•
In the first nine months of fiscal 2024 and 2023, we generated $0.7 million and $0.8 million, respectively, from the sale of common stock related to our stock-based compensation plans.

Liquidity and Capital Resources

As of June 30, 2024, working capital totaled $60.2 million, a decrease of $2.6 million from September 30, 2023. We define working capital as current assets minus current liabilities. Cash and cash equivalents and available-for-sale investments totaled $38.2 million as of June 30, 2024, a decrease of $7.2 million from $45.4 million as of September 30, 2023.

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

•
Revolving Credit Facility. Surmodics has access to a revolving credit facility, which provides for maximum availability of $25 million, subject to a borrowing base. As of June 30, 2024, the outstanding balance on the revolving credit facility was $5 million. As of June 30, 2024, additional, incremental availability on the revolving credit facility was approximately $15.0 million, based on borrowing base eligibility requirements consisting primarily of the Company’s inventory, accounts receivable and contract asset balances. The revolving credit facility has an annual interest rate equal to 3.00% plus the greater of Term SOFR (as defined in the credit agreement) or 1.50%, and has a maturity date of October 1, 2027.
•
Term Loan. Surmodics has access to additional draws on the term loan if certain conditions are met. As of June 30, 2024, the outstanding principal on the term loan was $25 million. Additional draws on the term loan may be made in increments of at least $10 million, up to a total of $50 million through December 31, 2024 subject to certain conditions, including having no less than $60 million of core net revenue on a rolling four-quarter basis. An additional tranche of up to $25 million may be available through December 31, 2024 at MidCap’s sole discretion. The credit agreement with MidCap calls for interest-only payments on the term loan over the first four years, which can be extended to five years if certain criteria are met. The Company has entered into an interest rate swap arrangement with Wells Fargo Bank, N.A., whereby the initial $25 million borrowing on the term loan’s variable base rate was fixed at 10.205% per annum for the five-year loan term. The term loan has a maturity date of October 1, 2027.

As of June 30, 2024, the Company’s shelf registration statement with the SEC allows the Company to offer potentially up to $200 million in debt securities, common stock, preferred stock, warrants, and other securities or any such combination of such securities in amounts, at prices, and on terms announced if and when the securities are ever offered. This shelf registration statement expires in May 2026.

In fiscal 2024, we anticipate an increase in SG&A expenditures, as compared to the prior year, primarily due to merger-related charges and as we continue to advance the commercialization of our Pounce thrombectomy and Sublime radial access product platforms. We also anticipate R&D expenses will continue to be significant in the remainder of fiscal 2024, primarily related to medical device product development, including continued investment in our Pounce and Sublime product platforms. We believe that our existing cash and cash equivalents and available-for-sale investments, which totaled $38.2 million as of June 30, 2024, together with cash flow from operations and our revolving credit facility and term loans, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for fiscal 2024. There can be no assurance, however, that our business will continue to generate cash flows at historic levels.

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

Customer Concentrations

We have agreements with a diverse base of customers and certain customers have multiple products using our technology. Abbott and Medtronic are our largest customers, comprising 27% and 10%, respectively, of our consolidated revenue for fiscal 2023. Abbott and Medtronic each comprised approximately 16% and 12%, respectively, of our consolidated revenue for the nine months ended June 30, 2024.

Critical Accounting Policies and Significant Estimates

Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. For the nine months ended June 30, 2024, there were no significant changes in our critical accounting policies. For a detailed description of our other critical accounting policies and significant estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Forward-looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, our strategies for growth, including (1) risks related to the consummation of the Merger, including the risks that (a) the Merger may not be consummated within the anticipated time period, or at all, (b) the parties may fail to obtain shareholder approval of the Merger Agreement, (c) the parties may fail to secure the termination or expiration of any waiting period applicable under Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (d) other conditions to the consummation of the Merger under the Merger Agreement may not be satisfied, (e) all or part of Parent’s financing may not become available, and (f) the significant limitations on remedies contained in the Merger Agreement may limit or entirely prevent the Company from specifically enforcing Parent’s obligations under the Merger Agreement or recovering damages for any breach by Parent; (2) the effects that any termination of the Merger Agreement may have on the Company or its business, including the risks that (a) the Company’s stock price may decline significantly if the Merger is not completed, (b) the Merger Agreement may be terminated in circumstances requiring the Company to pay Parent a termination fee of $20,380,000, or (c) the circumstances of the termination, including the possible imposition of a 12-month tail period during which the termination fee could be payable upon certain subsequent transactions, may have a chilling effect on alternatives to the Merger; (3) the effects that the announcement or pendency of the Merger may have on the Company and its business, including the risks that as a result (a) the Company’s business, operating results or stock price may suffer, (b) the Company’s current plans and operations may be disrupted, (c) the Company’s ability to retain or recruit key employees may be adversely affected, (d) the Company’s business relationships (including, customers, franchisees and suppliers) may be adversely affected, or (e) the Company’s management’s or employees’ attention may be diverted from other important matters; (4) the effect of limitations that the Merger Agreement places on the Company’s ability to operate its business, return capital to shareholders or engage in alternative transactions; (5) the nature, cost and outcome of pending and future litigation and other legal proceedings, including any such proceedings related to the Merger and instituted against the Company and others; (6) the risk that the Merger and related transactions may involve unexpected costs, liabilities or delays; and (7) other risks, including our ability to sign new license agreements, conduct clinical evaluations, and bring new products to market; the expected duration of limited market evaluations; the development of future products and their anticipated attributes; the period over which deferred revenue related to the Abbott Agreement is expected to be recognized; our plans to evaluate our strategy for further clinical investment in the Sundance DCB; future revenue growth, our longer-term valuation-creation strategy, and our future potential; information about our product pipeline; future gross margins, operating expenses, and capital expenditures; expectations relating to, and future forecasts of, our SG&A expenses; the potential impact of a shift in revenue mix towards sales of medical devices; estimated future amortization expense; expectations regarding operating expenses and their impact on our cash flows; the period over which unrecognized compensation costs is expected to be recognized; research and development plans and expenses, including future forecasts of such expenses; the expected completion timeframe for the TRANSCEND clinical trial; anticipated cash requirements; the intended use of remaining proceeds of our borrowing under the MidCap Credit Agreement; future cash flows and sources of funding, and their ability together with existing cash, and cash equivalents, to provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for fiscal 2024; statements regarding cash requirements beyond fiscal 2024; expectations regarding capital available under our secured revolving credit facility and secured term loan facilities; expectations regarding the maturity of debt; future impacts of our interest rate swap transactions; our expected interest expense in fiscal 2024 under the MidCap Credit Agreement; the impact of potential lawsuits or claims; the potential impact of interest rate fluctuations on our results of operations and cash flows; the impact of potential change in raw material prices, sources of raw materials and our ability to manufacture raw materials ourselves; the potential impact on the Company of currency fluctuations; future income tax (expense) benefit; expected income tax expense and cash taxes to be paid; the likelihood that we will realize the benefits of our deferred tax assets; and the impact of the adoption of new accounting pronouncements. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent our expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

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
11.
impairment of goodwill and intangible assets or the establishment of reserves against other assets on our balance sheets; and
12.
other factors described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which you are encouraged to read carefully.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of interest-bearing corporate debt securities with varying maturity dates, which generally are less than one year. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. As of June 30, 2024, we held $13.9 million in available-for-sale debt securities. Therefore, interest rate fluctuations relating to investments would have an insignificant impact on our results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements and commercial paper instruments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the “Certifying Officers,” carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2024. Based on that evaluation, the Company’s Certifying Officers concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company has been involved in various legal actions involving its operations, products and technologies, including intellectual property and employment disputes.

Item 1A. Risk Factors

The information presented below updates, and should be read in conjunction with, the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the Securities and Exchange Commission on November 22, 2023, under Part I, Item 1A, “Risk Factors.” Such risks could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. Except as presented below, there were no other significant changes in our risk factors during the quarter ended June 30, 2024.

RISKS RELATING TO THE MERGER

The completion of the Merger is subject to a number of conditions, many of which are largely outside of the parties’ control, and, if these conditions are not satisfied or waived on a timely basis, the Merger Agreement may be terminated and the Merger may not be completed.

The Merger is subject to various closing conditions, including:

•
the affirmative vote of the holders of a majority of the outstanding shares of our common stock to adopt the Merger Agreement and approve the Merger;
•
the expiration of the waiting period applicable to the consummation of the Merger under the HSR Act and no voluntary agreement being in effect with either the Federal Trade Commission or Antitrust Division of the Department of Justice not to consummate the transaction for any period of time;
•
the absence of any judgment, ruling, order, writ, injunction or decree of any governmental authority, nor any statute, code, decree, law, healthcare law, act, ordinance, rule, regulation or order of any governmental authority or other legal restraint or prohibition, that is in effect that would make the Merger illegal or otherwise prevent or prohibit its consummation;
•
subject to specific standards, the accuracy of the representations and warranties of the other party or parties;
•
the performance or compliance in all material respects by the other party or parties of such party’s or parties’ covenants, obligations, and agreements under the Merger Agreement;
•
with respect to Parent’s and Merger Sub’s obligations to consummate the merger, the absence of a material adverse effect (as defined in the Merger Agreement) and the absence of any changes having occurred that would reasonably be expected to have, individually or in the aggregate, a material adverse effect;
•
our having delivered to Parent a certificate, dated as of the closing date and signed by one of our executive officers, certifying to the satisfaction of the foregoing conditions; and
•
Parent and Merger Sub having delivered to us a certificate, dated as of the closing date and signed by an executive officer, certifying to the satisfaction of the foregoing conditions.

The failure to satisfy all of the required conditions could delay the completion of the Merger by a significant period of time or prevent it from closing. Any delay in completing the Merger could cause the parties to not realize some or all of the benefits that are expected to be achieved if the Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed within the expected timeframe, or at all.

The Merger Agreement and the pendency or failure of the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.

There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed in timely manner, or at all. If the Merger is not completed within the expected timeframe or at all, our ongoing business, relationships and financial condition could be materially adversely affected and we will be subject to a variety of additional risks and possible consequences associated with the failure to complete the Merger, including the following:

•
upon termination of the Merger Agreement under specified circumstances, we may be required to pay Parent a termination fee of $20,380,000;

•
we have incurred and will continue to incur substantial transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Merger closes;
•
under the Merger Agreement, we are subject to restrictions on the conduct of our business prior to the closing of the Merger, which may adversely affect our ability to execute our business strategies; and
•
the Merger, whether or not it closes, will significantly divert the attention of certain of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us as an independent company.

If the Merger is not completed, these risks could materially affect our business and financial results, the trading price of our common stock, including to the extent that the market price of our common stock is positively affected by a market assumption that the Merger will be completed, and investor confidence in our business.

While the Merger is pending, we will be subject to several business uncertainties and contractual restrictions that could adversely affect our business and operations.

In connection with the pending Merger, some customers, vendors, distributors, suppliers, landlords, service providers or other third parties with which we have important business relationships may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with us, which could adversely affect our revenues, earnings, funds from operations, cash flows, expenses and prospects, regardless of whether the Merger is completed. In addition, due to restrictions in the Merger Agreement on the conduct of our business prior to completing the Merger, we are unable, without Parent’s prior written consent, during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial, and may cause us to forego certain opportunities we might otherwise wish to pursue. Parent may withhold its consent of these items for any reason. In addition, the pendency of the Merger may make it more difficult for us to effectively retain and incentivize key personnel and may cause distractions from our strategy and day-to-day operations and result in a decline in productivity for our current employees and management.

We will incur substantial transaction fees and costs in connection with the Merger that could adversely affect our business and operations if the Merger is not completed.

We have incurred and expect to continue to incur significant non-recurring transaction fees, which include legal and advisory fees and substantial costs associated with completing the Merger, including costs related to any divestitures required to obtain regulatory approvals, and which could adversely affect our business operations and cash position if the Merger is not completed.

The termination fee and restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire us while the Merger is pending.

The Merger Agreement prohibits us from soliciting, initiating, knowingly encouraging or knowingly facilitating any competing acquisition proposals, subject to certain limited exceptions. The Merger Agreement also contains certain termination rights, including, but not limited to, our right to terminate the Merger Agreement to accept a superior proposal (as defined in the Merger Agreement), subject to and in accordance with the terms and conditions of the Merger Agreement. The Merger Agreement further provides that, upon our termination of the Merger Agreement to enter into an alternative acquisition agreement that is the subject of a superior proposal, we will be required to pay Parent a termination fee of $20,380,000 in cash. The termination fees and restrictions in the Merger Agreement relating to acquisition proposals by third parties, including with respect to the process such third parties would need to follow, could discourage other companies from trying to acquire us, even though those other companies might be willing to offer greater value to our shareholders than they will receive in the Merger.

Litigation against us, Parent, or the members of their respective boards could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger or otherwise negatively affect our business and operations.

It is possible that lawsuits, including shareholder class action complaints, demands for books and records and other complaints, may be filed by certain of our shareholders challenging the Merger. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If a plaintiff in any such lawsuits is successful in obtaining an injunction prohibiting the parties from completing the Merger, such injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated at all. Whether or not any such plaintiff’s claim is successful, this type of litigation can result in significant costs, including costs associated with the indemnification of obligations to our directors, and divert management’s attention and resources from the closing of the Merger and ongoing business activities, which could adversely affect our business, results of operations and financial condition.

Uncertainty about the Merger may adversely affect the relationships between us and our customers, suppliers, distributors, business partners, vendors, landlords, service providers and employees, whether or not the Merger is completed.

In response to the announcement of the Merger, existing or prospective customers, suppliers, distributors, business partners, vendors, landlords, service providers and other of our third party relationships may delay, defer or cease providing goods or services or continuing work on strategic programs, delay or defer other decisions concerning our business, refuse to extend credit to us or extend the terms of material contracts, or otherwise seek to change the terms on which they do business with us. Any such delays or changes to terms could materially adversely harm our business.

In addition, as a result of the Merger, current and prospective employees could experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key management and technical, manufacturing, and other personnel.

If the Merger is not consummated by February 28, 2025 (which date may be extended one or more times, for up to nine additional months in total, under specified circumstances), either we or Parent may terminate the Merger Agreement, subject to certain exceptions. In the event the Merger Agreement is terminated by either party, we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Merger, which could be materially adverse to us.

Actions of activist shareholders or other parties may impair our ability to consummate the Merger or otherwise negatively impact our business.

Actions taken by activist shareholders could impair our ability to satisfy conditions to the consummation of the Merger, including receiving shareholder approval, or otherwise preclude us from consummating the Merger. Activist shareholders could also take actions that disrupt our business, divert the time and attention of management and our employees away from our business operations, cause us to incur substantial additional expense, create perceived uncertainties among current and potential customers, clients, suppliers, employees and other constituencies as to our future direction as a consequence thereof, which may result in lost sales, impaired supplier relationships or other business arrangements and the loss of potential business opportunities, and make it more difficult to attract and retain qualified personnel and business partners.

The occurrence of any of these merger-related events individually or in combination could materially and adversely affect our business, results of operations, financial condition and the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the information with respect to purchases made by or on behalf of Surmodics, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2024.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period:
April 1 – 30, 2024	—	$—	—	$25,300,000
May 1 – 31, 2024	728	32.16	—	25,300,000
June 1 – 30, 2024	87	41.95	—	25,300,000
Total	815	33.21	—
(1)
All shares reported were delivered by employees in connection with the satisfaction of tax withholding obligations related to the vesting of shares of restricted stock.

The Company has an aggregate of $25.3 million available for future common stock purchases under the current authorizations. The MidCap Credit Agreement restricts our ability to repurchase our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the nine months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits	EXHIBIT INDEX
Exhibit	Description

2.1

Stock Purchase Agreement, dated January 8, 2016, among Surmodics, Inc. and the shareholders of NorMedix, Inc. and Gregg Sutton as Seller’s Agent — incorporated by reference to Exhibit 2.1 to the Company’s Form Current Report on Form 8-K filed on January 13, 2016.

2.2

Share Purchase Agreement by and among Surmodics, Inc., SurModics MD, LLC, and the shareholders of Vetex Medical Limited named therein dated as of July 2, 2021 — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 2, 2021.

2.3

Put and Call Option Agreement by and among SurModics MD, LLC and the shareholders of Vetex Medical Limited named therein dated as of July 2, 2021 — incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 2, 2021.

2.4

Merger Agreement, dated as of May 28, 2024, by and among Surmodics, Inc., BCE Parent, LLC and BCE Merger Sub, Inc. — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 28, 2024.

3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on July 29, 2016.

3.2*	Restated Bylaws of Surmodics, Inc., as amended May 27, 2024.

10.1	Executive Transaction Bonus Program — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 28, 2024.

10.2	Form of Bonus Agreement — incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 28, 2024.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 31, 2024	Surmodics, Inc.

	By:	/s/ Timothy J. Arens
Timothy J. Arens
Senior Vice President of Finance and Chief Financial Officer

(duly authorized signatory and principal financial officer)