Form 10-K
period 2024-09-30
SURMODICS INC
filed 2024-11-20
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024 OR
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 31, 2024 was approximately $401 million (based on the closing price of the Registrant’s Common Stock on such date).

The number of shares of Registrant’s Common Stock outstanding as of November 15, 2024 was 14,326,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2025 Annual Meeting of Shareholders may be incorporated by reference into Part III of this Annual Report on Form 10-K. If the Registrant determines to not file a Proxy Statement as a result of the pendency of the proposed merger with BCE Parent, LLC, the Company will file an amendment to this Annual Report on Form 10-K that includes such Part III information.

Forward-looking Statements

Certain statements contained in this Form 10-K, or in other reports of Surmodics, Inc. (the “Company”) and other written and oral statements made from time to time by the Company, do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, expectations related to the Merger Agreement among the Company BCE Parent, LLC, a Delaware limited liability company (“Parent”), and BCE Merger Sub, Inc., a Minnesota corporation and a wholly owned Subsidiary of Parent (“Merger Sub”) (the “Merger Agreement”), pursuant to which the Company will, subject to the terms and conditions of the Merger Agreement, be acquired by Parent through the merger of Merger Sub with and into the Company (the “Merger”); our strategies for growth, including our ability to sign new license agreements, conduct clinical evaluations, complete process and manufacturing validations, and bring new products to market; statements regarding growing revenues associated with the adoption, utilization and sales of our Pounce™ and Sublime™ product platforms; planned limited market evaluations or commercial launches for our products; the development of future products and their anticipated attributes; regulatory submissions and approvals; the ability of our thrombectomy devices to achieve rapid growth in large, under-penetrated markets and improve clinical outcomes and reduce healthcare costs; the ability of our Sublime device portfolio is uniquely positioned to lead the market for dedicated devices that facilitate a radial-to-peripheral approach to vascular intervention procedures; the ability of our vascular intervention products to be competitive and to demonstrate improvements in patient outcomes; the strong future potential for our drug-delivery coatings to improve the function of a medical device, which itself is necessary to treat a medical condition, enable site-specific drug delivery while limiting systemic exposure, and enhance the biocompatibility of a medical device to ensure that it continues to function over a long period of time; expectations related to revenue, product revenue, and license fee revenue from of our SurVeil™ drug-coated balloon (“DCB”) products; future revenue growth, our longer-term valuation-creation strategy, and our future potential; future opportunities and goals related to new product offerings; future product gross profits and gross margins; estimated future amortization expense; expectations regarding operating expenses and interest expense; recognition of unrecognized compensation costs; anticipated patent expirations; research and development plans and expenses; expectations regarding clinical follow up and completion of the TRANSCEND trial and its impact on recognition of SurVeil DCB license fee revenue; anticipated cash requirements; future cash flow and sources of funding, and their ability together with existing cash, cash equivalents, and investments to provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for the next twelve months; the availability of funds under our debt arrangements; expectations regarding declaring or paying dividends; plans regarding our securities investments and the potential impact of interest rate fluctuations; expectations regarding the maturity of debt; the impact of potential lawsuits or claims; where our manufacturing activities will take place for various categories of products; the impact of potential change in raw material prices, sources of raw materials and our ability to manufacture raw materials ourselves; the possibility that we will be required to record adjustments to the valuation allowance in future reporting periods; the impact of Abbott Vascular, Inc. (“Abbott”) and Medtronic plc, as well as other significant customers; our ability to recognize the expected benefits of our acquisitions; our strategic transformation to become a provider of vascular intervention medical device products; future income tax expense (benefit); when tax loss carryforwards and credits begin to expire; the future impact of off-balance sheet arrangements and contractual obligations; and the impact of the adoption of new accounting pronouncements. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent our expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from our forward-looking statements, such factors include, among others:

1.
risks related to the consummation of the Merger, including the risks that (a) the Merger may not be consummated within the anticipated time period, or at all, (b) the parties may fail to secure the termination or expiration of any waiting period applicable under Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (c) other conditions to the consummation of the Merger under the Merger Agreement may not be satisfied, (d) all or part of Parent’s financing may not become available, and (e) the significant limitations on remedies contained in the Merger Agreement may limit or entirely prevent the Company from specifically enforcing Parent’s obligations under the Merger Agreement or recovering damages for any breach by Parent;

2.
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
3.
the effects that the announcement or pendency of the Merger has had and may have on the Company and its business, including the risks that as a result (a) the Company’s business, operating results or stock price may suffer, (b) the Company’s current plans and operations may be disrupted, (c) the Company’s ability to retain key employees has been, and may continue to be, adversely affected, (d) the Company’s ability to recruit key employees may be adversely affected, (e) the Company’s business relationships (including, customers, franchisees and suppliers) may be adversely affected, or (f) the Company’s management’s or employees’ attention may be diverted from other important matters;
4.
the effect of limitations that the Merger Agreement places on the Company’s ability to operate its business, return capital to shareholders or engage in alternative transactions;
5.
the nature, cost and outcome of pending and future litigation and other legal proceedings, including any such proceedings related to the Merger and instituted against the Company and others;
6.
the risk that the Merger and related transactions may involve unexpected costs, liabilities or delays;
7.
ongoing operating losses, interest expense, and failure to generate cash flows from operations, which could impact expected expenditures and investments in growth initiatives;
8.
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
9.
the anticipated decline in fiscal 2025 in our revenue from the sales of SurVeil DCB products and the risk that Abbott’s revenue from the sale of SurVeil DCB products will be less than we anticipated when we recognized profit-sharing revenue on our sale of those SurVeil DCB products to Abbott;
10.
our ability to successfully develop, obtain regulatory approval for, commercialize, and manufacture at commercial volumes our DCB products under development, including our reliance on clinical research organizations to manage clinical trials and uncertainty related to the impacts of any clinical research relative to DCB products;
11.
general economic conditions that are beyond our control, such as the impact of recession, inflation, rising interest rates, customer mergers and acquisitions, business investment, changes in consumer confidence, and medical epidemics or pandemics;
12.
our ability to successfully and profitably commercialize our vascular intervention products, including our Pounce Venous Thrombectomy System, through our direct salesforce, or otherwise;
13.
our ability to comply with the covenants in our credit facility;
14.
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
15.
whether operating expenses that we incur related to the development and commercialization of new technologies and products are effective;
16.
our ability to successfully perform product development activities, the related research and development expense impact, and governmental and regulatory compliance activities, with which we do not have extensive experience;
17.
impairment of goodwill and intangible assets or the establishment of reserves against other assets on our balance sheet; and
18.
other factors described under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, which you are encouraged to read carefully.

Many of these factors are outside our control and knowledge and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon our forward-looking statements and to consult any further disclosures by us on this subject in our filings with the Securities and Exchange Commission (“SEC”).

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

The Merger was approved by Surmodics’ shareholders at a special meeting on August 13, 2024. On the same date, the Company announced that it and an affiliate of Parent each received a request for additional information and documentary materials (a “Second Request”) from the U.S. Federal Trade Commission (“FTC”) in connection with the Merger. As of the date of filing this report, the Merger remained subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”), as well as other customary closing conditions. The Company and Parent currently expect to consummate the Merger in the Company’s second fiscal quarter ending March 31, 2025, subject to customary closing conditions, including required regulatory approval. For further information on the Merger, see Note 13 “Merger Agreement” to the consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

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

Manufacture of chemical and biological components used in in vitro diagnostic immunoassay and molecular tests within the diagnostic and biomedical research markets. Component products include protein stabilizers, surface coatings, substrates and antigens.

SURMODICS’ PRIMARY REVENUE SOURCES:

PRODUCT SALES	ROYALTIES & LICENSE FEES	RESEARCH & DEVELOPMENT
•
IVD chemical and biological components, including protein stabilizers, surface coatings, substrates and antigens to the diagnostic and biomedical research markets (IVD segment)
•
Vascular intervention medical devices and related products to original equipment manufacturer suppliers and distributors, as well as directly to healthcare providers (Medical Device segment)
•
Performance coating reagents, the chemicals used in performance coatings by licensees (Medical Device segment)

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

Our strategy is to develop a portfolio of highly differentiated medical devices for vascular interventional treatment. We invest in the development and commercialization of devices that serve large, under-penetrated markets; address unmet clinical needs; improve clinical outcomes for patients; and reduce procedure costs. Our portfolio and pipeline of vascular intervention medical device products includes the following primary platforms:

•
Drug-coated balloons (“DCBs”) which combine a pharmaceutical drug with a medical device to treat narrowing of the blood vessels supplying the extremities (most commonly in the legs), known as peripheral artery disease (“PAD”);
•
Mechanical thrombectomy devices to remove clots from arteries and veins in the peripheral arterial and venous vasculatures; and
•
Radial access devices to enable access and treatment of stenosed (narrowed) arteries from the thigh to the foot via radial (wrist) access, and which can also be used in alternative access sites, including femoral and pedal access.

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

•
SurVeil DCB is a paclitaxel-coated DCB to treat PAD in the upper leg (superficial femoral artery). Our SurVeil DCB utilizes a proprietary paclitaxel drug-excipient formulation for a durable balloon coating and is manufactured using an innovative process to improve coating uniformity. In June 2023, the SurVeil DCB received U.S. Food and Drug Administration (“FDA” or the “Agency”) premarket approval (“PMA”) and may now be marketed and sold in the U.S. by our exclusive distribution partner, Abbott Vascular, Inc. (“Abbott”), under our exclusive worldwide distribution agreement.

In the first quarter of fiscal 2024, we completed shipment of Abbott’s initial stocking order of commercial units of the SurVeil DCB, resulting in recognition of product sales. Beginning in January 2024, the SurVeil DCB is a commercial product available in the U.S. through Abbott. Throughout fiscal 2024, we continued to manufacture and ship commercial units to Abbott in support of Abbott’s commercialization of the product.

•
SundanceTM DCB is a sirolimus-coated DCB used for the treatment of below-the-knee PAD, including critical limb ischemia (“CLI”). Our SWING first-in-human, 35-patient, 36-month clinical study was designed to evaluate the safety and performance of our Sundance DCB when used to treat occlusive disease of the infra-popliteal arteries. SWING study data at 24 months demonstrated an excellent safety profile and promising signals of potential performance. We continue to evaluate our strategy for further clinical investment in the Sundance DCB based on the experience we have gained from the PMA application process for the SurVeil DCB and market interest.

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

Our SurVeil DCB product has the necessary regulatory approval for commercialization in the U.S. (PMA from the FDA was received in June 2023). Beginning in January 2024, the SurVeil DCB is a commercial product available in the U.S. through Abbott. Throughout fiscal 2024, we continued to manufacture and ship commercial units to Abbott in support of Abbott’s commercialization of the product.

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

Abbott Agreement. In fiscal 2018, we entered into a Development and Distribution Agreement with Abbott (the “Abbott Agreement”), which provided Abbott with exclusive worldwide commercialization rights for the SurVeil DCB.

•
Pursuant to the terms of the Abbott Agreement, the Company has received upfront and milestone payments totaling $87.8 million as of September 30, 2024. These payments are recognized as SurVeil DCB license fee revenue as costs are incurred over the five-year TRANSCEND pivotal clinical trial. There are no additional potential milestone payments available under the Abbott Agreement. We anticipate completion of the TRANSCEND pivotal clinical trial in the second quarter of fiscal 2025; consequently, we expect no further recognition of SurVeil DCB license fee revenue subsequent to March 31, 2025.
•
Under the Abbott Agreement, we supply commercial units of the SurVeil DCB to Abbott, and Abbott has exclusive worldwide distribution rights. Upon shipment of SurVeil DCB units to Abbott, we recognize product revenue, which includes (i) an agreed-upon transfer price and (ii) a share of net profits resulting from product sales by Abbott to third parties. In the first quarter of fiscal 2024, we completed shipment of Abbott’s initial stocking order of commercial units of the SurVeil DCB, and throughout fiscal 2024, we continued to manufacture and ship commercial units to Abbott in support of Abbott’s commercialization of the product.
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

We continue to evaluate our strategy for further clinical investment in the Sundance DCB based on the experience we have gained from the PMA application process for the SurVeil DCB and market interest.

Vascular Intervention Medical Devices – Mechanical Thrombectomy	MEDICAL DEVICE SEGMENT

We have successfully developed, internally and through acquisitions, multiple FDA 510(k)-cleared mechanical thrombectomy devices for the non-surgical removal of thrombi and emboli (clots) from the peripheral arterial and venous vasculatures, while minimizing the need for thrombolytics. We believe that the ease of use, intuitive design and performance of our thrombectomy systems make these devices attractive first-line treatment options for interventionalists. These devices include:

•
PounceTM Thrombectomy Platform, intended for the peripheral arterial vasculature, is a suite of mechanical thrombectomy systems designed for the capture and non-surgical removal of thrombi and emboli (clots) without the need for capital equipment or aspiration while minimizing the use of thrombolytics. During fiscal 2022, we established a direct salesforce and commenced commercial sales of our Pounce Thrombectomy Platform to hospitals and clinics.
•
Pounce Venous Thrombectomy System is a mechanical thrombectomy system indicated for mechanical de-clotting and controlled and selective infusion of physician-specified fluids, including thrombolytics, in the peripheral vasculature. The Pounce Venous Thrombectomy System is designed to remove mixed-morphology, wall-adherent venous clot in a single session, minimizing the need for thrombolytics and without the need for capital equipment. We conducted limited market evaluations of the Pounce Venous Thrombectomy System in fiscal 2023 and in the first half of fiscal 2024 to obtain physician feedback across a variety of cases and clinical conditions. In the second quarter of fiscal 2024, we completed limited market evaluations for the Pounce Venous Thrombectomy System, and the product was commercially launched.

Our thrombectomy devices represent a core offering within our vascular intervention product strategy, providing the opportunity for:

•
Rapid growth in large, under-penetrated markets; and
•
Improved clinical outcomes and reduced healthcare costs, with single session treatment for removal of difficult clots, no capital equipment, and the potential to reduce the need for thrombolytic drugs.

Peripheral arterial occlusion (“PAO”), the blocking of arteries by clots, is a peripheral vascular condition commonly associated with CLI. Often, these arterial clots require surgical intervention and have proven difficult to remove with currently available medical device technologies. Depending on the age and magnitude of the occlusion and the viability of the threatened limb, existing treatments for this condition may include catheter-directed thrombolysis, surgical embolectomy, and/or percutaneous mechanical thrombectomy. In cases in which the occlusion has caused irreversible damage to the limb, acute limb ischemia can result in the amputation of a lower extremity.

Venous thromboembolism (“VTE”), a blood clot in the veins, is an under-diagnosed and serious, yet treatable, medical condition that can cause disability and death. VTE affects approximately 1.2 million U.S. patients each year. The current standard of care for treating VTE is conservative medical management with anticoagulant drugs designed to prevent further blood clotting. While anticoagulation remains the most widespread therapy for VTE, interventional treatment has demonstrated the potential for better outcomes in select patients.

We believe our proprietary Pounce Thrombectomy and Pounce Venous thrombectomy devices provide physicians with the opportunity to remove peripheral arterial and venous clots in a more effective, cost-efficient manner than other currently available treatments. The devices offer innovative designs that may reduce the need for the use of thrombolytic drugs. Thrombolytic drugs are often associated with complications, which can include bleeding complications, longer hospital stays and higher cost of treatment. Our Pounce Thrombectomy and Pounce Venous thrombectomy devices are designed to reduce procedure time, efficiently remove large volumes of clot, and eliminate the need for additional external capital equipment, thereby providing an easy-to-use, on-the-table, single-session solution for clinicians.

Pounce Thrombectomy Platform, intended for the non-surgical removal of thrombi and emboli from the peripheral arterial vasculature, is a suite of mechanical thrombectomy systems designed to remove clots without the need for capital equipment or aspiration while minimizing the use of thrombolytics. Three different-sized systems are commercially available.

•
The original Pounce (mid profile) Thrombectomy System is indicated for use in peripheral arterial vessels 3.5 mm to 6 mm in diameter, such as those found above the knee. Commercial sales of the Pounce Thrombectomy System began in fiscal 2022.
•
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
•
The Pounce XL Thrombectomy System is indicated for use in peripheral arterial vessels 5.5 mm to 10 mm in diameter, making it suitable for iliac, femoral, and other arteries within this range. The Pounce XL Thrombectomy System received FDA 510(k) regulatory clearance in the fourth quarter of fiscal 2024. We plan to initiate limited market evaluations of the product in the first half of fiscal 2025, with commercialization following the completion of the limited market release.

The Pounce Thrombectomy Platform device systems consist of three components: a 5 Fr basket delivery catheter, a basket wire, and a funnel assembly. After the basket wire is delivered distal to the location of the thrombus, two nitinol self-expanding baskets are deployed to collect and entrain the clot into a funnel-shaped nitinol wire mesh. With the clot entrained, the funnel assembly is then collapsed into a 7 Fr procedure guide sheath through which the clot is withdrawn and removed from the body. Physician feedback indicates the Pounce Thrombectomy Platform device systems are capable of achieving positive outcomes with minimal blood loss and with minimal use of thrombolytics. The devices offer an intuitive, grab-and-go design to simplify setup and reduce the physician’s learning curve.

Pounce Venous Thrombectomy System. Our Pounce Venous Thrombectomy System, which received FDA 510(k) clearance in fiscal 2021, is a mechanical thrombectomy catheter for use in peripheral venous vascular beds that is specifically designed to remove large, mixed-morphology blood clots. The device’s dual-action technology features a constant spring tension basket, which provides optimal wall apposition over a range of vessel diameters, to engage and collect the clot, while the motor-driven Archimedes screw macerates and removes the collected clot. As with our Pounce Thrombectomy Platform devices, the Pounce Venous Thrombectomy System is intuitive and approachable to facilitate widespread adoption, with a low learning curve for the physician.

We acquired the venous thrombectomy device technology with our fiscal 2021 acquisition of Vetex Medical Limited (“Vetex”), which was privately held and based in Galway, Ireland. We acquired Vetex with an upfront cash payment of $39.9 million and deferred consideration of $1.8 million paid in fiscal 2024, with a final $1.8 million installment of deferred consideration to be paid in fiscal 2027.

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

We have successfully developed and received FDA 510(k) regulatory clearance for our Sublime™ portfolio of devices designed for vascular intervention via radial (wrist) access that can also be used via alternative access sites, including femoral (thigh) and pedal (foot) access. Our Sublime devices are used to access and treat stenosed (narrowed) arteries both above and below the knee, commonly associated with PAD. During fiscal 2022, we established a direct salesforce and commenced commercial sales of our Sublime device portfolio to hospitals and clinics. These radial access devices include:

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
•
Sublime microcatheters (0.14, .018 and .035) facilitate guidewire placement for difficult to access and treat arterial lesions above and below the knee using radial, femoral, or alternate access sites. Limited market evaluations of our Sublime microcatheters began in the third quarter of fiscal 2023. In the third quarter of fiscal 2024, we completed limited market evaluations for the Sublime microcatheter, and the product was commercially launched.

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

We commercialize our performance coating technologies primarily through licensing arrangements with medical device manufacturers. We believe this approach allows us to focus our resources on further developing new technologies and expanding our licensing activities. Many of our technologies have been designed to allow manufacturers to implement them easily into their own manufacturing processes so customers can control production and quality internally without the need to send their products to a contract manufacturer. We generate the largest proportion of our revenue through licensing arrangements. Revenue from these licensing arrangements typically includes royalties based on a percentage of licensees’ product sales, with a contractual minimum, and license fees upon achievement of regulatory and commercialization milestones. Royalties and license fee revenue from our performance coatings represented 30%, 25% and 31% of our total revenue in fiscal 2024, 2023 and 2022, respectively. In each of fiscal 2024, 2023 and 2022, we saw double-digit year-over-year growth in revenue associated with our Serene hydrophilic coating technology driven by customer product launches and resulting market share increases associated with the customer device applications that incorporate the Serene coating technology.

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

Our significant R&D investments over the past several years reflect our ongoing commitment to strengthen our proprietary product pipeline and broaden our capacity for medical device R&D activities. In fiscal 2024, 2023 and 2022, consolidated R&D expense as a percentage of consolidated revenue was 30%, 35% and 51%, respectively. In fiscal 2024, R&D expense was largely associated with our investments in vascular intervention product development; costs associated with the SurVeil DCB; and regulatory infrastructure, facilities and personnel. R&D expenses primarily consist of research, development, clinical and regulatory activities related to the design, development and commercialization of our products, as well as costs associated with our R&D services revenue.

We intend to continue our development efforts to expand our proprietary medical device offerings, including advancing our performance coating technologies to better meet these needs across multiple medical markets and to capture more of the final product value. We anticipate R&D expenses will continue to be significant in fiscal 2025 and beyond, primarily related to medical device product development, including continued investment in our thrombectomy and radial access platforms.

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

Patents and other forms of proprietary rights are an essential part of Surmodics’ business. We aggressively pursue patent protection covering the proprietary technologies that we consider strategically important to our business. In addition to seeking patent protection in the U.S., we also generally file patent applications in European countries and, on a selective basis, other foreign countries. We strategically manage our patent portfolio in a manner designed to ensure that we have valid and enforceable patent rights protecting our technological innovations. As of September 30, 2024, Surmodics owned or had exclusive rights to 162 issued U.S. patents and 273 issued international patents. As of the same date, we also owned or had exclusive rights to 26 U.S. pending patent applications and 65 foreign pending patent applications.

We have licensed our PhotoLink Technology on a non-exclusive basis to a number of our customers for use in a variety of medical device surface applications, including those described above. In particular, we have 35 issued U.S. patents, five pending U.S. patent applications, 80 issued international patents, and 10 pending international patent applications protecting various aspects of these technologies, including compositions, methods of manufacture and methods of coating devices. The expiration dates for these patents and anticipated expiration dates of the patent applications range from fiscal 2025 to 2042. These patents and patent applications represent distinct families, with each family generally covering a successive generation of the technology, including improvements that enhance coating performance, manufacturability, or other important features desired by our customers. For additional details, refer to the caption “Performance Coatings – Licensing Arrangements” within this section of this Annual Report on Form 10-K.

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

Revenue from Abbott and Medtronic represented approximately 16% and 12%, respectively, of our consolidated revenue for fiscal 2024. Revenue from these customers was generated from multiple products and fields of use, including revenue from the Abbott Agreement, substantially all of which were recognized in our Medical Device segment. No other customer accounted for more than 8% of our consolidated revenue in fiscal 2024.

With respect to our Medical Device segment, revenue from Abbott and Medtronic represented approximately 20% and 16%, respectively, of our Medical Device segment revenue for fiscal 2024, and revenue from one additional customer represented approximately 10% of our Medical Device segment revenue for fiscal 2024. No other customer accounted for greater than 5% of Medical Device segment revenue for fiscal 2024.

With respect to our IVD segment, revenue from two customers represented approximately 24% and 11%, respectively, of our IVD segment revenue for fiscal 2024. No other customer accounted for greater than 9% of IVD segment revenue for fiscal 2024.

Manufacturing	OTHER FACTORS IMPACTING OUR OPERATIONS

We manufacture the reagent chemicals used in our performance coatings and our IVD products in one of our Eden Prairie, Minnesota facilities. In certain limited circumstances, we also provide contract manufacturing services for our customers, including, for example, coating their medical devices that are intended for pre-clinical and clinical development (including human clinical trials), and products that are sold for commercial use by our customers. We manufacture PTA balloon catheters and microcatheters in our Ballinasloe, Ireland facility, which offers a suite of capabilities, including balloon forming, extrusion, coating, braiding and assembly of finished products. We manufacture our vascular intervention products in our U.S. and Ireland facilities, and we also utilize contract manufacturers for our vascular intervention products. At our Ballinasloe, Ireland manufacturing facility, we perform a limited volume of contract manufacturing of medical devices for our customers.

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

Medical device and in vitro diagnostic products are required to undergo regulatory review processes that are governed by the FDA and other international regulatory authorities. The process of regulatory review and approval is often prolonged, expensive and uncertain. New medical devices can only be marketed in the U.S. after a pre-market notification for 510(k) clearance or a PMA by the FDA. These processes can take anywhere from several months (e.g., for medical device products seeking regulatory approval under the 510(k) clearance process) to several years (e.g., for medical device products seeking regulatory approval under the PMA application process). In the E.U., regulatory approval is signified by the CE Mark, which is generally granted by one of several competent authorities and is based on the submission of a design dossier, a manufacturer validation assessment, a third-party assessment, and review of the design dossier by a “Notified Body.” In 2017, the E.U. authorized a new medical device regulation (“E.U. MDR”). E.U. MDR imposes significant additional pre-market and post-market requirements, became effective for devices submitted for CE Mark after May 2021. Medical devices granted CE Mark prior to May 2021 may continue to be sold until December 2027 for class III and class IIb devices and until December 2028 for class IIa and class I devices, or until the CE Mark expires, whichever comes first, provided they are actively transitioning to E.U. MDR with no significant changes to the design or intended use of the device.

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

As of September 30, 2024, we had 389 employees, of which 97 were employed outside the U.S., primarily in manufacturing functions. We are not a party to any collective bargaining agreements.

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

SEC FILINGS

We file annual reports, quarterly reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public may obtain any documents that we file with the SEC at http://www.sec.gov.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

As of November 15, 2024, the names, ages and positions of the Company’s executive officers were as follows:

Name	Age	Position
Gary R. Maharaj	61	President and Chief Executive Officer
Timothy J. Arens	57	Senior Vice President of Finance and Information Technology and Chief Financial Officer
Charles W. Olson	60	Senior Vice President and President, Medical Device Coatings
Teryl L.W. Sides	55	Senior Vice President and President, Vascular Interventions
Joseph J. Stich	59	Senior Vice President Human Resources and President, In Vitro Diagnostics
Gordon S. Weber	61	Senior Vice President of Legal, General Counsel and Secretary

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

The Merger is subject to various closing conditions that remain open, including:

(1)
the expiration or termination of the waiting period applicable to the consummation of the Merger under the HSR Act;
(2)
the absence of any judgment, ruling, order, writ, injunction or decree of any governmental authority, nor any statute, code, decree, law, healthcare law, act, ordinance, rule, regulation or order of any governmental authority or other legal restraint or prohibition, that is in effect that would make the Merger illegal or otherwise prevent or prohibit its consummation;
(3)
subject to specific standards, the accuracy of the representations and warranties of the other party or parties;
(4)
the performance or compliance in all material respects by the other party or parties of such party’s or parties’ covenants, obligations, and agreements under the Merger Agreement;
(5)
with respect to Parent’s and Merger Sub’s obligations to consummate the merger, the absence of a material adverse effect (as defined in the Merger Agreement) and the absence of any changes having occurred that would reasonably be expected to have, individually or in the aggregate, a material adverse effect;
(6)
our having delivered to Parent a certificate, dated as of the closing date and signed by one of our executive officers, certifying to the satisfaction of the foregoing conditions; and
(7)
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

There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed in a timely manner, or at all. If the Merger is not completed within the expected timeframe or at all, our ongoing business, relationships and financial condition could be materially adversely affected and we will be subject to a variety of additional risks and possible consequences associated with the failure to complete the Merger, including the following:

•
upon termination of the Merger Agreement under specified circumstances, we may be required to pay Parent a termination fee of $20,380,000;
•
we have incurred and will continue to incur substantial transaction costs, including legal, accounting, financial advisor, economic advisor, electronic discovery service, filing, printing and mailing fees, regardless of whether the Merger closes;
•
under the Merger Agreement, we are subject to restrictions on the conduct of our business prior to the closing of the Merger, which may adversely affect our ability to execute our business strategies; and
•
the Merger, whether or not it closes, has significantly diverted and will continue to significantly divert the attention of certain of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us as an independent company.

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

We have incurred and will continue to incur substantial transaction fees and costs in connection with the Merger that could adversely affect our business and operations if the Merger is not completed.

We have incurred and will incur significant non-recurring transaction fees, which include legal and advisory fees and substantial costs associated with completing the Merger, including costs related to the Second Request and any divestitures required to obtain regulatory approvals, and which could adversely affect our business operations and cash position if the Merger is not completed.

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

Active or future litigation against us, Parent, or the members of their respective boards could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger or otherwise negatively affect our business and operations.

In July 2024, two of our shareholders filed separate lawsuits in New York State court against us and our board (the “New York Lawsuits”). The New York Lawsuits allege that the proxy statement relating to the meeting at which the Merger was approved by our shareholders was materially misleading and contained material omissions in certain respects. The New York Lawsuits seek preliminary and permanent injunctive relief, rescission of the transaction or actual or punitive damages, and attorney’s fees. No defendant has been served, and no additional proceedings have occurred in the New York Lawsuits. It is possible that the New York Lawsuits or other additional shareholder complaints, including securities-fraud class actions, demands for books and records, or other similar matters, may be filed by certain of our shareholders challenging the Merger. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If a plaintiff in any such lawsuits is successful in obtaining an injunction prohibiting the parties from completing the Merger, such injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated at all. Whether or not any such plaintiff’s claim is successful, this type of litigation can result in significant costs, including costs associated with the indemnification of obligations to our directors, and divert management’s attention and resources from the closing of the Merger and ongoing business activities, which could adversely affect our business, results of operations and financial condition.

Uncertainty about the Merger has adversely impacted our ability to retain employees and may adversely affect the relationships between us and our customers, suppliers, distributors, business partners, vendors, landlords, service providers and other employees, whether or not the Merger is completed.

Since the announcement of the Merger, employees on our vascular intervention products direct sales and research and development teams, as well as on our financial reporting team, have terminated their employment with us, and reported to us that they did so in part due to uncertainty related to the merger. The loss of employees from our direct sales team may prevent us from achieving our commercial objectives for our vascular intervention products in fiscal 2025 and beyond. Under the Merger Agreement, we may not hire employees, including replacement employees, above certain compensation levels without the consent of Parent. The replacement of several of the employees that have terminated their employment with us since the Merger requires the consent of Parent. In certain cases, Parent has declined to provide such consent, and it may deny future consent requests to replace employees.

The loss of employees from our vascular intervention research and development team may delay, or prevent us from completing, efficiently, or at all, products under development for our vascular intervention portfolio. The loss of certain employees may impair our ability to conduct our operations efficiently and effectively. Further, the loss of employees may have a cascading effect on our ability to retain other employees. Ongoing uncertainties related to the merger may continue to impair our ability to retain, recruit or motivate key management and technical, manufacturing, and other personnel.

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

Actions taken by activist shareholders could impair our ability to satisfy conditions to the consummation of the Merger or otherwise preclude us from consummating the Merger. Activist shareholders could also take actions that disrupt our business, divert the time and attention of management and our employees away from our business operations, cause us to incur substantial additional expense, create perceived uncertainties among current and potential customers, clients, suppliers, employees and other constituencies as to our future direction as a consequence thereof, which may result in lost sales, impaired supplier relationships or other business arrangements and the loss of potential business opportunities, and make it more difficult to attract and retain qualified personnel and business partners.

The occurrence of any of these Merger-related events individually or in combination could materially and adversely affect our business, results of operations, financial condition and the market price of our common stock.

RISKS RELATING TO OUR BUSINESS, STRATEGY AND INDUSTRY

We had a net loss for our 2024 fiscal year, expect to incur net losses in the future, and may not be able return to or sustain profitability.

We incurred a net loss of $(11.5) million in our fiscal year ended September 30, 2024 and expect to continue to have net losses in the future. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we continue our commercialization efforts to increase adoption of our products, expand existing relationships with our customers, pursue regulatory clearances or approvals for our planned or future products, conduct clinical trials and registry studies on our existing and planned or future products, and develop new products or add new features to our existing products. We expect to continue to incur losses in the future, which may fluctuate significantly from period to period. If our revenue declines or fails to grow at a rate faster than increases in our cost of goods sold and operating expenses, we will not be able to return to and maintain profitability in future periods. We cannot ensure that we will return to profitability or that, if we do become profitable, we will be able to sustain profitability.

Failure of our SurVeil DCB products to obtain a meaningful market share may limit our revenue and adversely impact our operating results, balance sheet, cash flows and liquidity.

In June 2023, our SurVeil DCB products received premarket approval from the U.S. Food and Drug Administration allowing the products to be marketed and sold in the U.S. by Abbott under our exclusive worldwide distribution agreement with them. In the first quarter of fiscal 2024, we completed shipment of Abbott’s initial stocking order of commercial units of the SurVeil DCB products. Following the completion of the stocking order, we have continued to manufacture and ship commercial units of the products to Abbott. Upon our shipments of commercial units of the SurVeil DCB products, we recognized product sales revenue, which included both (i) the contractual transfer price, and (ii) an estimate of Surmodics’ share of net profits resulting from product sales by Abbott to third parties.

As of September 30, 2024, contract asset balances associated with estimated SurVeil DCB profit-sharing expected to be collected from Abbott totaled $2.0 million, which was reported in contract assets, current and other assets, noncurrent on the consolidated balance sheets. Based on profit sharing reports provided by Abbott, we estimate that less than 10% of the commercial units of the SurVeil DCB products that we shipped to Abbott in our fiscal 2024 were sold by Abbott prior to September 30, 2024. We will not collect any profit-sharing revenue on units of the SurVeil DCB product that Abbott does not sell prior to the expiration of the product, which is currently two years following production. If a substantial portion of the SurVeil DCB units that we have shipped to Abbott expire before Abbott sells them to third parties, it would result in a reduction of the contract asset that was previously recognized upon the shipment of those units sold to Abbott, which may have an adverse impact on our operating results, balance sheet, cash flows and liquidity.

DCBs are used to treat peripheral artery disease in the upper leg. The U.S. DCB market in which the SurVeil DCB product competes, is dominated by three companies. We estimate that those three companies have more than 90% of the market share. Further, we believe that products compatible with a 0.018 guidewire represent over 40% of that market, and that this segment of the market is growing at a substantially higher rate than products compatible with larger diameter guidewires. Our SurVeil DCB product is not compatible with a 0.018 guidewire. Based on forecasts for the SurVeil DCB product, received from Abbott, we expect to ship less than one-third of the SurVeil DCB units to Abbott in fiscal 2025 compared to the number of units that were shipped to Abbott in fiscal 2024. In the periods following the shipment of the initial SurVeil DCB product stocking order to Abbott, several factors including, low production volume, associated under-absorption and production inefficiencies, and the expiration of raw material inventory, have resulted in an unfavorable impact on the product gross profit margins of our medical device segment. If our SurVeil DCB product does not capture a meaningful share of the market in which it competes, and demand for the product is insufficient to permit us to produce it at an efficient scale, our revenue may be limited and our operating results, balance sheet, cash flows and liquidity may be adversely affected.

The loss of, or significant reduction in business from, one or more of our major customers could significantly reduce our revenue, earnings or other operating results.

A significant portion of our revenue is derived from a relatively small number of customers. Two of our customers combined provided approximately 28% of our revenue in fiscal 2024. Revenue from Abbott and Medtronic represented approximately 16% and 12%, respectively, of our total revenue for fiscal 2024 and was generated from multiple products and fields of use. The loss of Abbott, Medtronic, or any of our other large customers, or reductions in business from them, could have a material adverse effect on our business, financial condition, results of operations, and cash flow. There can be no assurance that revenue from any customer will continue at their historical levels. If we cannot broaden our customer base, we will continue to depend on a small number of customers for a significant portion of our revenue.

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
•
sufficient liquidity to support substantial investments in working capital, R&D, and selling, general and administrative (“SG&A”) resources; and
•
successful sales, marketing, field clinical support, and sales-related activities.

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

In fiscal 2022, we established a field sales team to sell our radial access and thrombectomy medical device products directly to healthcare providers in the U.S. Our SG&A expenses increased from $30.7 million in fiscal 2021, the year before we established our medical device direct sales team, to $56.8 million in fiscal 2024, with much of the increase due to personnel and other investments in our direct sales initiatives. We currently expect SG&A expenses to remain at their fiscal 2024 levels or higher.

Because we expect operating expenses related to our medical device products that we offer through direct sales to exceed the revenue from those products in fiscal 2025, we anticipate that such expenses will adversely impact our operating results and cash flow during the year, which is likely to have an adverse effect on our financial position. Accordingly, we may seek additional sources of funds, including additional borrowing against our credit facility, to fund our continuing investment in the development and direct sale of our medical device products. Such funds may not be available on favorable terms, if at all.

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

Subject to certain limitations, the term loans under our MidCap Credit Agreement have a prepayment fee for payments made prior to the maturity date equal to 1.0% of the prepaid principal amount. In addition, if the revolving credit facility under the MidCap Credit Agreement is terminated in whole or in part prior to the maturity date, we must pay a prepayment fee equal to 1.0% of the terminated commitment amount. We also are required to pay a full exit fee at the time of maturity or full prepayment equal to 2.5% of the aggregate principal amount of the term loans made pursuant to the MidCap Credit Agreement and a partial exit fee at the time of any partial prepayment event equal to 2.5% of the amount prepaid.

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

On July 2, 2021, we completed the acquisition of all outstanding shares of Vetex Medical Limited (“Vetex”). Vetex holds a U.S. Food and Drug Administration (“FDA” or the “Agency”) 510(k) clearance, E.U. CE Mark, and portfolio of patents related to the Pounce venous mechanical thrombectomy catheter product (the “Pounce Venous Thrombectomy System”). However, Vetex had not initiated commercial production or established commercialization of the product prior to the acquisition. We acquired Vetex with an upfront cash payment of $39.9 million, a $1.8 million cash payment made in the fourth quarter of fiscal 2024, and a $1.8 million cash payment that is due in the fourth quarter of fiscal 2027. An additional $3.5 million in payments are contingent upon the achievement of certain product development and regulatory milestones within a contingency period ending in fiscal 2027. As of the acquisition date, we recognized $28 million in intangible assets, $3 million in deferred tax liabilities and $19 million in goodwill related to the acquisition.

We commercially launched the Pounce Venous Thrombectomy System in the second quarter of fiscal 2024. If potential customers do not adopt the Pounce Venous Thrombectomy System at sufficient levels to make it a commercial success, our operating results, cash flows and liquidity may be adversely impacted. Further, the goodwill and intangible assets that we recognized related to the acquisition may become impaired if the financial performance of the Pounce Venous Thrombectomy System does not meet our expectations, which could negatively affect our financial condition, operating results and cash flows.

Our failure to enhance our management systems and controls to support our expanded operations could seriously harm our operating results and business.

Implementation of our business strategy to expand our operations has placed significant demands on management and our administrative, development, operational, information technology, manufacturing, financial and personnel resources. Accordingly, our future operating results will depend on the ability of our officers and other key employees to continue to implement and improve our operational, development, customer support and financial control systems, and effectively train and manage our employee base. Otherwise, we may not be able to manage our expanded operations successfully.

Goodwill or other assets on our balance sheet may become impaired or require valuation reserves, which could have a material adverse effect on our operating results.

As of September 30, 2024, we had $68.2 million of goodwill and intangible assets on our consolidated balance sheet. As required by the accounting guidance, we evaluate at least annually the potential impairment of our goodwill. Testing for impairment of goodwill involves the determination of the fair value of our reporting units. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. We also evaluate other assets on our balance sheet, including definite-lived intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the assets may be based on fair value appraisals or discounted cash flow models using various inputs. Future impairment charges could materially adversely affect our results of operations.

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

In addition, based on the net profit-sharing provisions of the Abbott Agreement, the amount of revenue that we recognize on our sales of SurVeil DCB products to Abbott represents variable consideration and requires us to estimate Abbott’s future net sales of those products during the period in which those products are shipped to Abbott. Abbott has discretion over setting its pricing structure for the products and has limited history of selling them. We, therefore, have limited information upon which to base our estimates of Abbott’s net sales of SurVeil DCB products. We are required to refine our estimates of variable consideration for profit-sharing each quarter based on available information, which may result in adjustments to product revenue that may have been recognized in prior periods, which may have a material adverse impact on our results of operations.

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

Changes in our product mix and increased manufacturing costs could cause our product gross margin percentage (defined as product gross profit, or product sales less product costs, as a percentage of product sales) to fluctuate or decline in the future. These factors, together with the scale-up of our vascular intervention manufacturing operations with low and intermittent production volumes relative to manufacturing capacity, finite shelf life products, difficulty in forecasting demand for newly launched products, as well as related inefficiencies, adversely affected our product gross margin percentage for the last fiscal year, and these factors will likely continue to affect our product gross margin percentage in fiscal 2025 and beyond.

RISKS RELATING TO OUR OPERATIONS AND RELIANCE ON THIRD PARTIES

We rely on third parties to market, distribute and sell most products incorporating our coating and device technologies.

A principal element of our business strategy is to enter into licensing arrangements with medical device and other companies that manufacture products incorporating our technologies. We derived 34%, 47%, and 36% of our revenue from royalties and license fees (including related to our SurVeil DCB) under such licensing arrangements in fiscal 2024, 2023 and 2022, respectively. The revenue that we derive from such arrangements depends upon our ability, or our licensees’ ability, to successfully develop, obtain regulatory approval for, manufacture (if applicable), market, and sell products incorporating our technologies. Many of these factors are outside of our control. Our failure, or the failure of our licensees, to meet these requirements could have a material adverse effect on our business, financial condition and results of operations.

Additionally, a licensee could modify its product in such a way that it no longer incorporates our technology. Moreover, under our standard license agreements, licensees can terminate the license for any reason upon 90 days’ prior written notice. Existing and potential licensees have no obligation to deal exclusively with us and may pursue parallel development or licensing of competing technologies on their own or with third parties. A decision by a licensee to terminate its relationship with us could have a material adverse effect on our business, financial condition and results of operations.

A portion of our IVD business relies on distribution agreements and relationships with various third parties, and any adverse change in those relationships could result in a loss of revenue and harm that business.

We sell many of our IVD products outside of the U.S. through distributors. Some of our distributors also sell our competitors’ products. If they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide significant sales, which would cause our results to suffer. Additionally, we serve as the exclusive distributor in the U.S., Canada and Puerto Rico for DIARECT GmbH (Part of BBI Solutions) for its recombinant and native antigens. The success of these arrangements with these third parties depends, in part, on the continued adherence to the terms of our agreements with them. Any disruption in these arrangements could adversely affect our financial condition and results of operations.

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

We manufacture all of our performance coating reagents (and provide coating manufacturing services for certain customers) and our IVD products at one of our Eden Prairie, Minnesota facilities. We manufacture balloon catheter products and certain radial access device products at our facility in Ballinasloe, Ireland. We manufacture the SurVeil DCB and thrombectomy devices in one of our facilities in Eden Prairie, Minnesota. In addition, we rely upon sole-source suppliers for certain components and finished medical device products. If our existing production facilities or sole-source suppliers become incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenue and we may not be able to maintain our relationships with our customers, including certain of our licensees. In addition, because most of our customers use our performance coating reagents to manufacture their own products that generate royalties and license fee revenue for us, failure by us to supply these reagents could result in decreased royalties and license fee revenue, as well as decreased revenue from our performance coating product sales. Without our existing production facilities, we would have no other means of manufacturing products until we were able to restore the manufacturing capability at these facilities or develop one or more alternative manufacturing facilities. Although we carry business interruption insurance to cover lost revenue and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing customers resulting from our inability to produce products for them.

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

We cannot be sure that the endpoints or safety profile of any clinical study will be met. In addition, we cannot be sure that any clinical study that is successful will support any regulatory objective related to the study. We may expend significant financial and human capital resources on clinical studies. If they fail to achieve their objectives, it could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

Surmodics has adopted the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework as the basis for our approach to assessing, identifying, and managing material risks from cybersecurity threats. Using a nationally recognized vendor partner, we conduct yearly cybersecurity assessments (including policy and procedures) and penetration testing based on the NIST Cybersecurity Framework and principles. From the assessment results, we create a roadmap and prioritize it to address any noted deficiencies with our identification, protection, detection, response and recovery functions. This roadmap is used as a basis for our yearly cybersecurity planning initiatives to continually improve our systems, tools, architecture, training campaigns, monitoring and policies.

Also using a nationally recognized vendor partner, we have continuous (24x7x365) monitoring of our cloud solutions, perimeter and internal networks in addition to sharing of threat intelligence and remediation steps. Threat intelligence is evaluated, prioritized, and remediated on a continual basis throughout the year.

With the help and guidance of a vendor partner, we conduct quarterly end-user training campaigns designed to educate our end-user community on the social engineering methods used by sources of cybersecurity threats. In addition, monthly security updates are provided to the end-user community with information on current threats and general cybersecurity information.

On an annual basis, we collaborate with the third-party consulting firm that performs internal audit services for us to conduct a risk assessment of information systems controls for managing changes, operations, security and system development life cycles. In addition, we review System and Organization Controls (“SOC”) 1 or SOC 1 Type 2 reports for third-party service providers deemed significant to our environment. We perform the risk assessment and review of service providers in connection with Management’s annual assessments of the effectiveness of internal control over financial reporting. They serve as the basis for developing an internal audit plan to test information systems controls as they relate to the effectiveness of internal control over financial reporting. The results of the internal audit conducted under that audit plan are reviewed by the Audit Committee of the Board of Directors (the “Audit Committee”).

For any vendors providing or supporting critical business information systems, we require confidentiality provisions as part of a services agreement defining our business relationship and our requirements for protecting our data.

We maintain a security incident response plan that designates an incident response team comprised of information technology leadership and cybersecurity personnel as well as relevant third-party service providers. The objective of the plan is to provide for the timely diagnosis and mitigation of cyber events. The incident response team, in conjunction with the Company’s legal counsel, is responsible for determining whether a cybersecurity incident is material and requires reporting to our cyber insurance carrier and/or reporting pursuant to the disclosure requirement of the SEC.

To date of this Annual Report on Form 10-K, to the actual knowledge of the executive officers of the Company, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company. However, we are subject to ongoing risks from cybersecurity threats that could materially affect us, including our business and reputation, as further described in Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K.

Governance

Our Board of Directors addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

The Senior Director of Information Technology, in collaboration with our Cybersecurity Analyst, is responsible for setting the strategic direction and priorities for information security, coordination of enterprise-wide compliance with information security policies and procedures, as well as day-to-day information security management. The Cybersecurity Analyst role reports directly to the Senior Director of Information Technology. The Senior Director of Information Technology has a 34 years of information technology experience, including with cyber threats.

As necessary, but not less than once per year, the Senior Director of Information Technology makes a presentation on cyber threats and the Company’s efforts to mitigate them to the Company’s Chief Executive Officer, Chief Financial Officer, and the Audit Committee. In addition, the results of annual internal audits of the effectiveness of internal control over financial reporting, including relevant information systems, are reviewed by the Audit Committee.

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

Our transfer agent is:

Broadridge Corporate Issuer Solutions, Inc.

P.O. Box 1342

Brentwood, NY 11717

1-877-830-4936

According to the records of our transfer agent, as of November 15, 2024, there were 237 holders of record of our common stock.

We have never declared or paid any dividends on our common stock. We currently intend to retain future earnings, if any, for the operation and expansion of our business and to repurchase shares of our common stock under the repurchase authorization described below, if appropriate, and therefore we do not anticipate declaring or paying cash dividends in the foreseeable future. The declaration and payment by Surmodics of future dividends, if any, on our common stock will be at the sole discretion of the Board of Directors and will depend on our anticipated earnings, financial condition, capital requirements and other factors that the Board of Directors deems relevant. In addition, the Merger Agreement and the MidCap Credit Agreement both restrict our ability to pay dividends.

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

The Company has an aggregate of $25.3 million available for future common stock purchases under the current authorizations. Both the Merger Agreement and the MidCap Credit Agreement restrict our ability to purchase our common stock.

Issuer Repurchases of Equity Securities

The following table presents the information with respect to purchases made by or on behalf of Surmodics, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of fiscal 2024:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period:
July 1 – 31, 2024	182	$41.51	—	$25,300,000
August 1 – 31, 2024	524	41.24	—	25,300,000
September 1 – 30, 2024	160	39.26	—	25,300,000
Total	866	40.93	—
(1)
All shares reported were delivered by employees in connection with the satisfaction of tax withholding obligations related to the vesting of shares of restricted stock.

Stock Performance Chart

The following chart compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the Nasdaq US Benchmark Total Return Index (our broad equity market index) and the Nasdaq Medical Supplies Total Return Index (our published industry index). The comparisons assume $100 was invested on September 30, 2019 and assume reinvestment of dividends.

$100 investment in stock or index	Ticker	9/30/2019	9/30/2020	9/30/2021	9/30/2022	9/30/2023	9/30/2024
Surmodics	SRDX	$100.00	$85.07	$121.56	$66.46	$69.85	$84.78
Nasdaq US Benchmark Total Return Index	NQUSBT	100.00	115.46	152.43	124.98	150.66	204.31
Nasdaq Medical Supplies Total Return Index	NQUSB20102015T	100.00	117.23	157.58	101.10	112.10	110.02

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

Merger Agreement

As described more fully under Part II, Item 8, Note 13 “Merger Agreement”, on May 28, 2024, we entered into a Merger Agreement with BCE Parent, LLC, a Delaware limited liability company (“Parent”), and BCE Merger Sub, Inc., a Minnesota corporation and a wholly owned Subsidiary of Parent (“Merger Sub”), pursuant to which we will, subject to the terms and conditions of the Merger Agreement, be acquired by Parent for $43.00 per share in cash through the merger of Merger Sub with and into us (the “Merger”), with Surmodics as the surviving corporation and a wholly owned subsidiary of Parent. If the Merger is consummated, shares of our common stock will be delisted from The Nasdaq Stock Market and deregistered under the Exchange Act.

The Merger was approved by Surmodics’ shareholders at a special meeting on August 13, 2024. On the same date, the Company announced that it and an affiliate of Parent each received a request for additional information and documentary materials (a “Second Request”) from the U.S. Federal Trade Commission (“FTC”) in connection with the Merger. The Company and Parent are in the process of gathering information and documentary materials responsive to the Second Request and intend to continue to cooperate with the FTC in an effort to obtain expiration or termination of the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”) waiting period for the Merger as expeditiously as possible. As of the date of filing of this report, the Merger remained subject to the expiration or termination of the waiting period under the HSR Act, as well as other customary closing conditions. The Company and Parent expect to consummate the Merger in the Company’s second fiscal quarter ending March 31, 2025, subject to customary closing conditions, including required regulatory approval.

In fiscal 2024, we incurred a total of $3.7 million in Merger-related charges, which we reported within selling, general and administrative expense on the consolidated statements of operations.

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

Highlighted below are select medical device products that have been commercialized or are within our development pipeline. For our drug-coated balloon (“DCB") platform, we commercialized our SurVeil™ DCB through a distribution arrangement with Abbott Vascular, Inc. (“Abbott”). For both our thrombectomy and radial access platforms, we are pursuing commercialization via a direct sales strategy leveraging a small team of experienced sales professionals and clinical specialists. Beginning in fiscal 2022, we began to see modest, but meaningful and growing revenue associated with the adoption, utilization and sales of our Pounce™ and Sublime™ products platform.

Drug-coated Balloon Platform

Surmodics’ DCBs are designed for vascular interventions to treat peripheral arterial disease (“PAD”), a condition that causes a narrowing of the blood vessels supplying the extremities.

•
SurVeil DCB is a paclitaxel-coated DCB to treat PAD in the upper leg (superficial femoral artery), which utilizes a proprietary paclitaxel drug-excipient formulation for a durable balloon coating and is manufactured using an innovative process to improve coating uniformity. In June 2023, the SurVeil DCB received premarket approval (“PMA”) from the U.S. Food and Drug Administration (“FDA”) and may now be marketed and sold in the U.S. by Abbott under our exclusive worldwide distribution agreement (the “Abbott Agreement”).

In the first quarter of fiscal 2024, we completed shipment of Abbott’s initial stocking order of commercial units of the SurVeil DCB, resulting in recognition of product sales, which included both (i) the contractual transfer price, and (ii) an estimate of Surmodics’ share of net profits resulting from product sales by Abbott to third parties. Beginning in January 2024, the SurVeil DCB is a commercial product available in the U.S. through Abbott. Throughout fiscal 2024, we continued to manufacture and ship commercial units to Abbott in support of Abbott’s commercialization of the product.

•
SundanceTM DCB is a sirolimus-coated DCB used for the treatment of below-the-knee PAD. We completed six-month patient follow-up visits in the fourth quarter of fiscal 2021 for the SWING first-in-human, 35-patient clinical study of our Sundance DCB. SWING study data at 24 months have demonstrated an excellent safety profile and promising signals of potential performance. We continue to evaluate our strategy for further clinical investment in the Sundance DCB based on the experience we have gained from the PMA application process for the SurVeil DCB and market interest.

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

•
Pounce Thrombectomy Platform, intended for the peripheral arterial vasculature, is a suite of mechanical thrombectomy systems designed for the capture and non-surgical removal of thrombi and emboli (clots) without the need for capital equipment or aspiration while minimizing the use of thrombolytics. Three different-sized systems are commercially available.

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

The Pounce XL Thrombectomy System is indicated for use in peripheral arterial vessels 5.5 mm to 10 mm in diameter, making it suitable for iliac, femoral, and other arteries within this range. The Pounce XL Thrombectomy System received FDA 510(k) regulatory clearance in the fourth quarter of fiscal 2024. We plan to initiate limited market evaluations of the product in the first half of fiscal 2025, with commercialization following the completion of the limited market evaluations.

•
Pounce Venous Thrombectomy System is a mechanical thrombectomy system indicated for mechanical de-clotting and controlled and selective infusion of physician-specified fluids, including thrombolytics, in the peripheral vasculature. The Pounce Venous Thrombectomy System is designed to remove mixed-morphology, wall-adherent venous clot in a single session, minimizing the need for thrombolytics and without the need for capital equipment. We conducted limited market evaluations of the Pounce Venous Thrombectomy System in fiscal 2023 and in the first half of fiscal 2024 to obtain physician feedback across a variety of cases and clinical conditions. In the second quarter of fiscal 2024, we completed limited market evaluations for the Pounce Venous Thrombectomy System, and the product was commercially launched.

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

For more information regarding our vascular intervention medical devices, see Part I, Item 1 of this Annual Report on Form 10-K.

Results of Operations

Fiscal Years Ended September 30, 2024, 2023 and 2022

Revenue. Fiscal 2024 revenue was $126.1 million, a $6.5 million or 5% decrease from fiscal 2023 revenue. Fiscal 2023 revenue was $132.6 million, a $32.6 million or 33% increase from fiscal 2022 revenue. In fiscal 2023, we received a $27.0 million PMA milestone payment from Abbott, $25.0 million of which was recognized as SurVeil DCB license fee revenue in the period. The following is a summary of revenue streams within each reportable segment.

	Fiscal Year			Increase/(Decrease)		Increase/(Decrease)
(Dollars in thousands)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Medical Device
Product sales	$45,620	$34,126	$27,930	$11,494	34%	$6,196	22%
Royalties & license fees – performance coatings	37,408	32,812	30,547	4,596	14%	2,265	7%
License fees – SurVeil DCB	5,080	29,586	5,701	(24,506)	(83)%	23,885	419%
R&D and other	9,400	9,259	8,211	141	2%	1,048	13%
Medical Device Revenue	97,508	105,783	72,389	(8,275)	(8)%	33,394	46%
In Vitro Diagnostics
Product sales	27,970	26,488	26,691	1,482	6%	(203)	(1)%
R&D and other	600	313	871	287	92%	(558)	(64)%
In Vitro Diagnostics Revenue	28,570	26,801	27,562	1,769	7%	(761)	(3)%
Total Revenue	$126,078	$132,584	$99,951	$(6,506)	(5)%	$32,633	33%

Medical Device. Revenue in our Medical Device segment was $97.5 million in fiscal 2024, an 8% decrease from $105.8 million in fiscal 2023, primarily driven by lower SurVeil DCB license fee revenue, partly offset by growth in product sales and performance coating royalties and license fee revenue.

•
Medical Device product revenue increased 34% to $45.6 million in fiscal 2024, compared to $34.1 million in fiscal 2023. Product sales growth year-over-year was primarily driven by fulfillment of the initial stocking order and subsequent orders for the SurVeil DCB from Abbott, our exclusive distribution partner for the product, and continued sales growth from the Pounce thrombectomy device platform.

Based on forecasts that we have received from Abbott for purchases of SurVeil DCB products, we expect product revenue for our SurVeil DCB products to decline by approximately $5.0 million in fiscal 2025 from their fiscal 2024 level. We do not expect any increases in sales from our Pounce thrombectomy device platform to fully offset that decrease.

•
Performance coating royalties and license fee revenue increased 14% to $37.4 million in fiscal 2024, compared to $32.8 million in fiscal 2023, driven primarily by continued growth in customer utilization of our Serene hydrophilic coating. In addition, fiscal 2024 performance coating royalties and license fee revenue benefited from $1.4 million in catch-up payments received in the normal course of our customers reporting sales-based royalties.
•
SurVeil DCB license fee revenue under the Abbott Agreement was $5.1 million in fiscal 2024, compared to $29.6 million in fiscal 2023. In fiscal 2023, we received a $27.0 million milestone payment from Abbott upon receipt of PMA from the FDA for the SurVeil DCB, of which $25.0 million was recognized as revenue in the period.

We anticipate completion of the TRANSCEND pivotal clinical trial in the second quarter of fiscal 2025. Consequently, we expect SurVeil DCB license fee revenue to decline by $3.6 million in fiscal 2025, compared to fiscal 2024, with no further recognition of SurVeil DCB license fee revenue subsequent to March 31, 2025.

•
Medical Device R&D and other revenue of $9.4 million in fiscal 2024 was relatively flat, compared to fiscal 2023.

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

In Vitro Diagnostics. Revenue in our IVD segment was $28.6 million in fiscal 2024, a 7% increase from $26.8 million in fiscal 2023, driven primarily by growth in product revenue and R&D services revenue.

•
IVD product revenue increased 6% to $28.0 million in fiscal 2024, compared to $26.5 million in fiscal 2023, primarily driven by strong customer demand for distributed antigen and microarray slide/surface products, partly offset by lower sales of colorimetric substrate products.
•
IVD R&D and other revenue increased $0.3 million to $0.6 million in fiscal 2024, compared to $0.3 million in fiscal 2023, related to customer development programs.

In Vitro Diagnostics. Revenue in our IVD segment was $26.8 million in fiscal 2023, a 3% decrease from $27.6 million in fiscal 2022, driven primarily by lower R&D services revenue and product revenue.

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

Operating Costs and Expenses. Product sales, product costs, product gross profit, product gross margin, and operating costs and expenses were as follows:

	Fiscal Year			Increase/(Decrease)		Increase/(Decrease)
(Dollars in thousands)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Product sales	$73,590	$60,614	$54,621	$12,976	21%	$5,993	11%
Product costs	33,026	24,965	20,342	8,061	32%	4,623	23%
Product gross profit (1)	40,564	35,649	34,279	4,915	14%	1,370	4%
% Product gross margin (2)	55.1%	58.8%	62.8%	(3.7)	ppt	(4.0)	ppt
Research and development	38,360	46,595	50,609	(8,235)	(18)%	(4,014)	(8)%
% Total revenue	30%	35%	51%
Selling, general and administrative	56,836	51,884	46,935	4,952	10%	4,949	11%
% Total revenue	45%	39%	47%
Acquired intangible asset amortization	3,501	3,537	4,150	(36)	(1)%	(613)	(15)%
Restructuring expense	—	1,282	—	(1,282)		1,282
Contingent consideration (gain) expense	—	(829)	12	829		(841)
(1)
Product gross profit is defined as product sales less related product costs.
(2)
Product gross margin is defined as product gross profit as a percentage of product sales.

Product gross margins. Product gross margins were 55.1%, 58.8% and 62.8% in fiscal 2024, 2023 and 2022, respectively.

•
Fiscal 2024 product gross margin was 55.1%, compared to 58.8% in the prior year. The year-over-year decrease in product gross margin was primarily related to SurVeil DCB products during their initial commercialization. In fiscal 2024, manufacturing of SurVeil DCB products was not at scale, and fiscal 2024 product gross margin was impacted by the associated under-absorption and production inefficiencies, including expiration of raw materials inventory. In addition, fiscal 2024 product gross margin reflected an adverse mix impact from the year-over-year increase in sales of relatively lower margin products as a proportion of total product sales. These unfavorable impacts were partly offset by the year-over-year increase in product sales and gross profit from our Pounce thrombectomy and Sublime radial access device platforms, which had a favorable year-over-year impact to product gross margin in fiscal 2024, primarily driven by leverage on increased sales volume and improvements in production efficiency.

In fiscal 2025, we expect product gross profit and product gross margin to decline, compared their fiscal 2024 levels, primarily due to the expected decline in fiscal 2025 SurVeil DCB product revenue resulting in the under-absorption and production inefficiencies associated with below-scale production, including potential expiration of inventory. We do not expect any increases in product gross profit from our Pounce thrombectomy device platform to fully offset that decrease.

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

Research and development expense. R&D expense was $38.4 million, $46.6 million and $50.6 million in fiscal 2024, 2023 and 2022, respectively.

•
Fiscal 2024 R&D expense decreased by $8.2 million year-over-year and was 30% of revenue, compared to 35% of revenue in fiscal 2023. The year-over-year decrease in R&D expense was primarily driven by lower SurVeil DCB R&D expenses due to the transition to commercialization and lower thrombectomy platform R&D expenses due to the timing of development and commercialization of device products. The spending reduction plan and workforce reduction implemented in the second quarter of fiscal 2023 also contributed to the year-over-year decrease in R&D expense in fiscal 2024. For fiscal 2023, R&D expense as a percentage of revenue reflects the impact of higher revenue, principally from the $25.0 million in license fee revenue recognized in the period upon receipt of the $27.0 million SurVeil DCB PMA milestone payment under the Abbott Agreement.
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

Selling, general and administrative expense. SG&A expense was $56.8 million, $51.9 million and $46.9 million in fiscal 2024, 2023 and 2022, respectively.

•
Fiscal 2024 SG&A expense increased by $5.0 million year-over-year and was 45% of revenue, compared to 39% of revenue in fiscal 2023. The year-over-year increase in SG&A expense was primarily driven by $3.7 million in Merger-related charges, as well as increased sales compensation expenses. In fiscal 2023, SG&A expense as a percentage of revenue reflects the impact of higher revenue, principally from the $25.0 million in license fee revenue recognized in the period upon receipt of the $27.0 million SurVeil DCB PMA milestone payment under the Abbott Agreement.
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

Acquired intangible asset amortization. We have previously acquired certain intangible assets through business combinations, which are amortized over periods ranging from seven to 14 years. Fiscal 2024 acquired intangible asset amortization was consistent with the prior year. In fiscal 2023, acquired intangible asset amortization declined compared to the prior year primarily as the result of certain intangible assets having been fully amortized.

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

Other expense, net. Major classifications of other expense were as follows:

	Fiscal Year
(In thousands)	2024	2023	2022
Interest expense, net	$(3,540)	$(3,489)	$(598)
Foreign exchange (loss) gain	(243)	(251)	103
Investment income, net	1,922	1,077	99
Other expense, net	$(1,861)	$(2,663)	$(396)

Interest expense, net in fiscal 2024 was relatively consistent with the prior year. In fiscal 2023, the increase in interest expense, net compared to the prior year was primarily due to increased borrowings and higher interest rates. Foreign currency exchange (losses) gains result primarily from the impact of U.S. dollar to Euro exchange rate fluctuations on certain intercompany transactions and balances. In fiscal 2024 and 2023, investment income, net increased compared to the respective prior-year periods due to an increase in average balances of cash equivalents and available-for-sale investments, as well as higher interest rates.

Income tax expense. (Loss) income before income taxes, income tax expense and our effective tax rate were as follows:

	Fiscal Year
(Dollars in thousands)	2024	2023	2022
(Loss) income before income taxes	$(7,506)	$2,487	$(22,493)
Income tax expense	(4,036)	(4,023)	(4,781)
Effective tax rate	(54)%	162%	(21)%
•
Beginning in our fiscal 2023, certain R&D costs are required to be capitalized and amortized over a five-year period under the Tax Cuts and Jobs Act enacted in December 2017. In fiscal 2024 and 2023, this change impacted U.S. federal and state income tax expense and cash taxes paid.
•
In the fourth quarter of fiscal 2022, we established a full valuation allowance against U.S. net deferred tax assets as of September 30, 2022, resulting in a non-cash charge to income tax expense of $10.2 million. In fiscal 2024 and 2023, we maintained the full valuation allowance against our net U.S. deferred tax assets. As a result of the full valuation allowance, in fiscal 2024 and 2023, we are no longer recording a tax benefit associated with U.S. pre-tax losses and incremental deferred tax assets. A valuation allowance is required to be recognized against deferred tax assets if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that all or a portion of such assets will not be realized. The relevant guidance weighs available evidence such as historical cumulative taxable losses more heavily than future profitability. The valuation allowance has no impact on the availability of U.S. net deferred tax assets to offset future tax liabilities.
•
Recurring items cause our effective tax rate to differ from the U.S. federal statutory rate of 21%, including U.S. federal and Irish R&D credits, excess tax benefits associated with stock-based compensation, Irish and U.S. state tax rates, foreign-derived intangible income deductions in the U.S., and non-deductible merger-related charges.

Segment Operating Results

Operating results for each of our reportable segments were as follows:

	Fiscal Year			Increase/(Decrease)
(In thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Operating (loss) income:
Medical Device	$(2,239)	$5,084	$(22,923)	$(7,323)	$28,007
In Vitro Diagnostics	13,101	12,637	13,073	464	(436)
Total segment operating income (loss)	10,862	17,721	(9,850)	(6,859)	27,571
Corporate	(16,507)	(12,571)	(12,247)	(3,936)	(324)
Total operating (loss) income	$(5,645)	$5,150	$(22,097)	$(10,795)	$27,247

Medical Device. Our Medical Device business reported an operating loss of $(2.2) million in fiscal 2024, compared to operating income of $5.1 million in fiscal 2023, representing (2)% and 5% of Medical Device revenue in fiscal 2024 and 2023, respectively.

•
SurVeil DCB license fee revenue decreased $24.5 million year-over-year in fiscal 2024. In fiscal 2023, we received a $27.0 million milestone payment from Abbott upon receipt of PMA from the FDA for the SurVeil DCB, of which $25.0 million was recognized as revenue in the period.
•
Medical Device operating expenses, excluding product costs, decreased $7.9 million year-over-year in fiscal 2024. Fiscal 2023 included a $(0.8) million gain from the fair value adjustment of acquisition-related contingent consideration, partly offset by $1.3 million in severance-related restructuring expense as the result of a workforce restructuring. R&D expenditures in our Medical Device segment declined year-over-year in fiscal 2024, driven primarily by lower R&D expenses associated with SurVeil DCB products due to the transition to commercialization and lower thrombectomy platform R&D expenses due to the timing of development and commercialization of device products. The spending reduction plan and workforce reduction implemented in the second quarter of fiscal 2023 also contributed to the year-over-year decrease in R&D expense in fiscal 2024. SG&A expense in our Medical Device business increased modestly in fiscal 2024, compared to fiscal 2023, primarily driven by higher sales compensation expenses.

•
Performance coating royalties and license fee revenue increased $4.6 million year-over-year in fiscal 2024, driven by primarily by continued growth in customer utilization of our Serene hydrophilic coating. In addition, fiscal 2024 performance coating royalties and license fee revenue benefited from $1.4 million in catch-up payments received in in the normal course of our customers reporting sales-based royalties.
•
Medical Device product gross profit increased $4.5 million year-over-year in fiscal 2024 on increased product revenue, and product gross margins were 49.5% and 52.9% for fiscal 2024 and 2023, respectively. The year-over-year decrease in product gross margin was primarily related to SurVeil DCB products during the production volumes following initial commercialization. In fiscal 2024, manufacturing of the SurVeil DCB products was not at scale, and fiscal 2024 product gross margin was impacted by the associated under-absorption and production inefficiencies, including expiration of raw materials inventory. In addition, fiscal 2024 Medical Device product gross margin reflected the adverse mix impact from the year-over-year increase in relatively lower margin device product sales as a proportion of total product sales. These unfavorable impacts were partly offset by the year-over-year increase in product sales and gross profit from our Pounce thrombectomy and Sublime radial access device platforms, which had a favorable year-over-year impact to product gross margin in fiscal 2024, primarily driven by leverage on increased sales volume and improvements in production efficiency.

In fiscal 2025, we expect Medical Device product gross profit and product gross margin to decline, compared their fiscal 2024 levels, primarily due to the expected decline in fiscal 2025 SurVeil DCB product revenue as a result of the under-absorption and production inefficiencies associated with below-scale production, including potential expiration of inventory. We do not expect any increases in product gross profit from our Pounce thrombectomy device platform to fully offset that decrease.

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

In Vitro Diagnostics. Our IVD business reported operating income of $13.1 million in fiscal 2024, an increase of 4% or $0.5 million compared to fiscal 2023. IVD operating income was 46% and 47% of revenue in fiscal 2024 and 2023, respectively.

•
IVD product gross profit increased 2%, or $0.4 million, in fiscal 2024, compared to the prior year, on increased product sales volume. IVD product gross margins were 64.2% and 66.4% for fiscal 2024 and 2023, respectively. The year-over-year decrease in product gross margin was primarily attributable to the unfavorable impact of product mix from growth in sales of relatively lower margin distributed antigen products.
•
R&D and other revenue increased $0.3 million in fiscal 2024, compared to the prior year, related to customer development programs.
•
IVD operating costs and expenses, excluding product costs, increased $0.2 million in fiscal 2024, compared to the prior year.

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

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive management, corporate accounting, legal, information technology, human resources and Board of Directors related fees and expenses, which we do not fully allocate to the Medical Device and IVD segments. Corporate also includes expenses, such as litigation and Merger-related costs, which are not specific to a segment and thus not allocated to our reportable segments. The unallocated Corporate operating loss was $(16.5) million, $(12.6) million and $(12.2) million in fiscal 2024, 2023 and 2022, respectively. The year-over-year increase in Corporate operating loss in fiscal 2024 of $3.9 million, or 31%, was primarily driven by $3.7 million in Merger-related charges reported in SG&A expense. In fiscal 2023, the year-over-year increase in Corporate expense of $0.4 million, or 3%, was primarily related to increased compensation expenses.

Cash Flow Operating Results

The following is a summary of cash flow results:

	Fiscal Year
(In thousands)	2024	2023	2022
Cash provided by (used in)
Operating activities	$248	$10,514	$(17,223)
Investing activities	(2,937)	(6,822)	6,230
Financing activities	(2,950)	18,406	(375)
Effect of exchange rates on changes in cash and cash equivalents	335	323	(787)
Net change in cash and cash equivalents	$(5,304)	$22,421	$(12,155)

Operating Activities. Cash provided by (used in) operating activities totaled $0.2 million, $10.5 million and $(17.2) million in fiscal 2024, 2023 and 2022, respectively. During fiscal 2024, 2023 and 2022, we reported net loss of $(11.5) million, $(1.5) million and $(27.3) million, respectively. Net changes in operating assets and liabilities reduced cash flows from operating activities by $(5.4) million, $(4.2) million and $(12.3) million in fiscal 2024, 2023 and 2022, respectively.

Significant changes in operating assets and liabilities affecting cash flows during fiscal 2024, 2023 and 2022 included:

•
Cash provided by (used in) prepaids and other assets was $4.9 million, $0.0 million and $(0.7) million in fiscal 2024, 2023 and 2022, respectively. In fiscal 2024, the year-over-year increase in cash provided was driven primarily by the collection of a $3.4 million receivable in the second quarter of fiscal 2024, which had been recorded at the end of fiscal 2021, associated with the employee retention credit under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).
•
Cash used in accounts receivable and contract assets was $(5.2) million, $(1.0) million and $(1.5) million fiscal 2024, 2023 and 2022, respectively. In fiscal 2024, the year-over-year increase in cash used was primarily driven by increased accounts receivable on year-over-year revenue growth, contract assets recognized on SurVeil DCB product sales to Abbott, and increased contract assets recorded for growth in sales-based royalties.
•
Cash used in inventories was $(0.3) million, $(3.0) million and $(5.1) million in fiscal 2024, 2023 and 2022, respectively. In fiscal 2024, the year-over-year decrease in cash used was the result of active management of working capital in inventory. Fiscal 2023 and 2022 cash used in inventories was primarily driven by the commercialization of Pounce and Sublime product platforms in our Medical Device business. In fiscal 2023, cash used in inventories was also driven by commercial readiness activities for the launch of the SurVeil DCB product by our exclusive distribution partner, Abbott, following receipt of FDA approval in June 2023. In fiscal 2022, prudent management of safety stock to mitigate supply chain risks also contributed to cash used in inventories.
•
Cash used in deferred revenue was $(5.2) million, $(2.5) million and $(5.7) million in fiscal 2024, 2023 and 2022, respectively, and was driven primarily by SurVeil DCB license fee revenue recognition of $5.1 million, $29.6 million and $5.7 million in fiscal 2024, 2023 and 2022, respectively. In fiscal 2023, this was partly offset by the receipt of a $27.0 million milestone payment from Abbott upon receipt of PMA from the FDA for the SurVeil DCB.

•
In addition, income taxes affected the change in operating assets and liabilities. In fiscal 2024, cash provided by income taxes of $1.6 million was primarily driven by the year-over-year increase in income tax payable. In fiscal 2023, cash provided by income taxes of $3.4 million was driven primarily by the receipt of a $2.3 million tax refund under the CARES Act. In fiscal 2022, cash used in income taxes of $(1.1) million was primarily driven by the year-over-year increase in income tax receivable. Cash taxes paid were $2.6 million, $2.9 million and $0.4 million in fiscal 2024, 2023 and 2022, respectively.

Investing Activities. Cash (used in) provided by investing activities was $(2.9) million, $(6.8) million and $6.2 million in fiscal 2024, 2023 and 2022, respectively.

•
We invested $3.5 million, $2.9 million and $3.4 million in property and equipment in fiscal 2024, 2023 and 2022, respectively.
•
Net purchases and maturities of available-for-sale investments were a source (use) source of cash totaling $0.5 million, $(3.9) million and $9.6 million in fiscal 2024, 2023 and 2022, respectively.

Financing Activities. Cash (used in) provided by financing activities totaled $(3.0) million, $18.4 million and $(0.4) million in fiscal 2024, 2023 and 2022, respectively.

•
In fiscal 2024, we paid $1.7 million in deferred consideration related to the fiscal 2021 acquisition of Vetex Medical Limited (“Vetex”).
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
•
In fiscal 2024, 2023 and 2022, we paid $1.5 million, $0.9 million and $1.1 million, respectively, to purchase common stock to pay employee taxes resulting from the exercise of stock options and vesting of other stock awards.
•
In fiscal 2024, 2023 and 2022, we generated $1.2 million, $1.3 million and $1.2 million, respectively, from the sale of common stock related to our stock-based compensation plans.
•
In fiscal 2024, 2023 and 2022, we paid $0.9 million, $1.0 million and $0.5 million, respectively, for acquisition of in-process R&D.

Liquidity and Capital Resources

As of September 30, 2024, working capital totaled $60.8 million, a decrease of $2.0 million from September 30, 2023. We define working capital as current assets minus current liabilities. Cash and cash equivalents and available-for-sale investments totaled $40.1 million as of September 30, 2024, a decrease of $5.3 million from $45.4 million as of September 30, 2023.

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

•
Revolving Credit Facility. Surmodics has access to a revolving credit facility, which provides for maximum availability of $25 million, subject to a borrowing base. As of September 30, 2024, the outstanding balance on the revolving credit facility was $5 million. As of September 30, 2024, additional, incremental availability on the revolving credit facility was approximately $14.6 million, based on borrowing base eligibility requirements consisting primarily of the Company’s inventory and receivable balances. The revolving credit facility has an annual interest rate equal to 3.00% plus the greater of Term SOFR (as defined in the credit agreement) or 1.50%, and has a maturity date of October 1, 2027.
•
Term Loan. Surmodics has access to additional draws on the term loan if certain conditions are met. As of September 30, 2024, the outstanding principal on the term loan was $25 million. Additional draws on the term loan may be made in increments of at least $10 million, up to a total of $50 million through December 31, 2024 subject to certain conditions, including having no less than $60 million of core net revenue on a rolling four-quarter basis. An additional tranche of up to $25 million may be available through December 31, 2024 at MidCap’s sole discretion. The credit agreement with MidCap calls for interest-only payments on the term loan over the first four years, which can be extended to five years if certain criteria are met. The Company has entered into an interest rate swap arrangement with Wells Fargo, whereby the initial $25 million borrowing on the term loan’s variable base rate was fixed at 10.205% per annum for the five-year loan term. The term loan has a maturity date of October 1, 2027.

As of September 30, 2024, the Company’s shelf registration statement with the SEC allows the Company to offer potentially up to $200 million in debt securities, common stock, preferred stock, warrants, and other securities or any such combination of such securities in amounts, at prices, and on terms announced if and when the securities are ever offered. This shelf registration statement expires in May 2026.

In fiscal 2025, we anticipate SG&A and R&D expenses will continue to be significant, primarily related to medical device sales and product development, including continued investment in our Pounce and Sublime product platforms. We believe that our existing cash and cash equivalents and available-for-sale investments, which totaled $40.1 million as of September 30, 2024, together with cash flow from operations and our revolving credit facility and term loans, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for fiscal 2025. There can be no assurance, however, that our business will continue to generate cash flows at historic levels.

Beyond fiscal 2025, our cash requirements will depend extensively on the timing of market introduction and extent of market acceptance of products in our medical device product portfolio, including the SurVeil DCB distributed by Abbott, our exclusive distribution partner for the product. Our long-term cash requirements also will be significantly impacted by the level of our investment in commercialization of our vascular intervention device products and whether we make future corporate transactions. We cannot accurately predict our long-term cash requirements at this time. We may seek additional sources of liquidity and capital resources, including through borrowing, debt or equity financing or corporate transactions to generate cashflow. There can be no assurance that such transactions will be available to us on favorable terms, if at all.

Below is a summary of short-term and long-term anticipated cash requirements under contractual obligations existing as of September 30, 2024.

	September 30, 2024
(In millions)	Total	Fiscal 2025	After Fiscal 2025
Operating leases (1)	$4.0	$1.2	$2.8
Acquisition-related obligations (2)	1.8	—	1.8
Total gross value	$5.8	$1.2	$4.6
(1)
The Company leases facilities for research, office, manufacturing and warehousing.
(2)
Acquisition-related obligations consist of the gross value of the final remaining guaranteed milestone payment to be made in association with the fiscal 2021 Vetex acquisition, excluding amounts that are contingent upon unmet product development and regulatory milestones.

For additional information regarding the above obligations, see Notes 2 and 11 to the consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

As of September 30, 2024, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Share Repurchase Authorization

Our Board of Directors has authorized the repurchase of up to an additional $25.3 million of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorization has no fixed expiration date. However, both the Merger Agreement and our credit agreement with MidCap restricts us from acquiring outstanding shares of the Company’s common stock. We did not repurchase any shares of our common stock under this authorization in fiscal 2024.

Customer Concentrations

Revenue from customers that equaled or exceeded 10% of total revenue was as follows:

	Fiscal Year
	2024	2023	2022
Abbott	16%	27%	11%
Medtronic	12%	10%	13%

We have agreements with a diverse base of customers, and certain customers have multiple products licensed to use our technology. Abbott and Medtronic plc (“Medtronic”) are our largest customers. Abbott has several separately licensed products, including the SurVeil DCB license, which generate revenue for Surmodics. Total revenue associated with our SurVeil DCB, including license fee revenue and product sales from shipment of commercial units of the SurVeil DCB to Abbott, represented 10%, 22% and 6% of total revenue for fiscal 2024, 2023 and 2022, respectively. Apart from the SurVeil DCB license, Abbott has several separately licensed products which generate revenue for Surmodics, none of which represented more than 4% of our total revenue for fiscal 2024. Medtronic has several separately licensed products that generate royalties revenue for Surmodics, none of which represented more than 5% of our total revenue for fiscal 2024.

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

Critical accounting policies and significant estimates are those judgments that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. They require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and significant estimates involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. We believe the following are critical areas in the application of our accounting policies and estimates that currently affect our financial condition and results of operations.

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

Our reporting units are the Medical Device and In Vitro Diagnostics reportable segments. To determine if goodwill is potentially impaired, we have the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we elect not to conduct the qualitative assessment or if indications of a potential impairment exist, the determination of whether an impairment has occurred requires the fair value of each reporting unit to be assessed by performing a quantitative assessment. Inherent in the determination of fair value of the reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations, as well as management’s strategic plans with regard to its operations.

Under the qualitative assessment, we consider several factors, including the business enterprise value of the reporting unit from the last quantitative test and the excess of fair value over carrying value from this test, macroeconomic conditions, industry and market considerations, the recent and projected financial performance of the reporting unit, as well as other factors.

Under the quantitative assessment, we determine fair value at the reporting unit level based on a combination of an income approach and market approach. The income approach is based on estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant, while the market approach is based on sales and/or earnings multiples of similar companies. These approaches use significant estimates and assumptions, including projected future cash flows and the timing of those cash flows, discount rates reflecting risks inherent in future cash flows, perpetual growth rates, and determination of appropriate market comparables.

We perform our annual assessment of goodwill for impairment as of July 1st of each fiscal year. Goodwill was not impaired in either reporting unit based on the outcome of the fiscal 2024 annual impairment test, which utilized a qualitative assessment. No goodwill impairment charges were recorded in fiscal 2024, 2023 and 2022.

With respect to definite-lived intangible assets, we periodically evaluate whether events and circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of such assets. If such events or circumstances indicate that the carrying amount of these assets may not be recoverable, management would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of the assets, we would recognize an impairment charge to reduce such assets to their fair value. In fiscal 2024, 2023 and 2022, no impairment charges were recorded related to our definite-lived intangible assets.

Income Taxes

Significant judgment is required in evaluating our tax positions and in determining income tax expense, deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. We evaluate the recoverability of deferred tax assets based on available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. Under GAAP, we establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not (defined as a likelihood of more than 50%) that all or a portion of the deferred tax assets will not be realized. In making this determination, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments (either increases or decreases) to the deferred tax asset valuation allowance are determined based upon changes in the expected realization of the net deferred tax assets. In fiscal 2022, we recorded a non-cash charge to income tax expense of $10.2 million that resulted from the establishment of a full valuation allowance against U.S. net deferred tax assets as of September 30, 2022. In fiscal 2024 and 2023, we maintained the full valuation allowance against our net U.S. deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income or tax liability in either the carry-back or carry-forward periods under the tax law. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record additional adjustments to the valuation allowance in future reporting periods that could have a material effect on our results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of interest-bearing corporate debt securities with varying maturity dates, which generally are less than one year. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. As of September 30, 2024, we held $4.0 million in available-for-sale debt securities with maturity dates of less than one year. Therefore, interest rate fluctuations relating to investments would have an insignificant impact on our results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements and commercial paper instruments.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Surmodics, Inc. and subsidiaries (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2024, and the related notes and the schedule listed in the Table of Contents at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
•
We tested management’s process through inquiries of management and inspection of the inputs used in the expected value method to understand how management developed the Q4 sales-based royalty estimate under licenses of performance coating technologies.
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

November 20, 2024

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Surmodics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Surmodics, Inc. and subsidiaries (the “Company”) as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2024, of the Company and our report dated November 20, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

November 20, 2024

Surmodics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30,

(In thousands, except per share data)	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$36,115	$41,419
Available-for-sale securities	3,997	3,933
Accounts receivable, net of allowances of $144 and $80 as of September 30, 2024 and 2023, respectively	13,292	10,850
Contract assets	9,872	7,796
Inventories	15,168	14,839
Income tax receivable	—	491
Prepaids and other	2,860	7,363
Total Current Assets	81,304	86,691
Property and equipment, net	24,956	26,026
Intangible assets, net	23,569	26,206
Goodwill	44,640	42,946
Other assets	4,093	3,864
Total Assets	$178,562	$185,733
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,786	$2,993
Accrued liabilities:
Compensation	11,099	10,139
Accrued other	3,795	6,444
Deferred revenue	1,619	4,378
Income tax payable	1,244	—
Total Current Liabilities	20,543	23,954
Long-term debt, net	29,554	29,405
Deferred revenue, less current portion	—	2,400
Deferred income taxes	1,785	2,004
Other long-term liabilities	7,783	8,060
Total Liabilities	59,665	65,823
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Series A preferred stock — $.05 par value, 450 shares authorized; no shares issued and outstanding	—	—
Common stock — $.05 par value, 45,000 shares authorized; 14,325 and 14,155 shares issued and outstanding, as of September 30, 2024 and 2023, respectively	716	708
Additional paid-in capital	44,594	36,706
Accumulated other comprehensive loss	(2,126)	(4,759)
Retained earnings	75,713	87,255
Total Stockholders’ Equity	118,897	119,910
Total Liabilities and Stockholders’ Equity	$178,562	$185,733

The accompanying notes are an integral part of these consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Fiscal Year Ended September 30,

(In thousands, except per share data)	2024	2023	2022
Revenue:
Product sales	$73,590	$60,614	$54,621
Royalties and license fees	42,488	62,398	36,248
Research, development and other	10,000	9,572	9,082
Total revenue	126,078	132,584	99,951
Operating costs and expenses:
Product costs	33,026	24,965	20,342
Research and development	38,360	46,595	50,609
Selling, general and administrative	56,836	51,884	46,935
Acquired intangible asset amortization	3,501	3,537	4,150
Restructuring expense	—	1,282	—
Contingent consideration (gain) expense	—	(829)	12
Total operating costs and expenses	131,723	127,434	122,048
Operating (loss) income	(5,645)	5,150	(22,097)
Other expense:
Interest expense, net	(3,540)	(3,489)	(598)
Foreign exchange (loss) gain	(243)	(251)	103
Investment income, net	1,922	1,077	99
Other expense, net	(1,861)	(2,663)	(396)
(Loss) income before income taxes	(7,506)	2,487	(22,493)
Income tax expense	(4,036)	(4,023)	(4,781)
Net loss	$(11,542)	$(1,536)	$(27,274)

Basic net loss per share	$(0.82)	$(0.11)	$(1.96)
Diluted net loss per share	$(0.82)	$(0.11)	$(1.96)

Weighted average number of shares outstanding:
Basic	14,153	14,031	13,916
Diluted	14,153	14,031	13,916

The accompanying notes are an integral part of these consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

For the Fiscal Year Ended September 30,

(In thousands)	2024	2023	2022
Net loss	$(11,542)	$(1,536)	$(27,274)
Other comprehensive income (loss):
Derivative instruments:
Unrealized net (loss) gain	(611)	260	—
Net gain reclassified to earnings	(245)	(77)	—
Net changes related to available-for-sale securities, net of tax	6	(6)	(1)
Foreign currency translation adjustments	3,483	4,938	(11,600)
Other comprehensive income (loss)	2,633	5,115	(11,601)
Comprehensive (loss) income	$(8,909)	$3,579	$(38,875)

The accompanying notes are an integral part of these consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Fiscal Years Ended September 30, 2024, 2023 and 2022

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at September 30, 2021	13,899	$695	$21,598	$1,727	$116,065	$140,085
Net loss	—	—	—	—	(27,274)	(27,274)
Other comprehensive loss	—	—	—	(11,601)	—	(11,601)
Issuance of common stock	124	6	826	—	—	832
Common stock options exercised, net	27	1	413	—	—	414
Purchase of common stock to pay employee taxes	(21)	(1)	(1,120)	—	—	(1,121)
Stock-based compensation	—	—	7,057	—	—	7,057
Balance at September 30, 2022	14,029	701	28,774	(9,874)	88,791	108,392
Net loss	—	—	—	—	(1,536)	(1,536)
Other comprehensive income	—	—	—	5,115	—	5,115
Issuance of common stock	133	7	843	—	—	850
Common stock options exercised, net	19	1	401	—	—	402
Purchase of common stock to pay employee taxes	(26)	(1)	(917)	—	—	(918)
Stock-based compensation	—	—	7,605	—	—	7,605
Balance at September 30, 2023	14,155	708	36,706	(4,759)	87,255	119,910
Net loss	—	—	—	—	(11,542)	(11,542)
Other comprehensive income	—	—	—	2,633	—	2,633
Issuance of common stock	165	8	852	—	—	860
Common stock options exercised, net	36	2	354	—	—	356
Purchase of common stock to pay employee taxes	(31)	(2)	(1,535)	—	—	(1,537)
Stock-based compensation	—	—	8,217	—	—	8,217
Balance at September 30, 2024	14,325	$716	$44,594	$(2,126)	$75,713	$118,897

The accompanying notes are an integral part of these consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Fiscal Year Ended September 30,

(In thousands)	2024	2023	2022
Operating Activities:
Net loss	$(11,542)	$(1,536)	$(27,274)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,694	8,522	9,142
Stock-based compensation	8,217	7,605	7,057
Noncash lease expense	804	652	529
Amortization of debt issuance costs	303	365	46
Provision for credit losses	64	37	5
Contingent consideration (gain) expense	—	(829)	12
Deferred taxes	(320)	(181)	5,268
Other	(613)	115	268
Change in operating assets and liabilities:
Accounts receivable and contract assets	(5,236)	(977)	(1,522)
Inventories	(328)	(3,020)	(5,060)
Prepaids and other	4,902	—	(665)
Accounts payable	(232)	(183)	1,608
Accrued liabilities	(885)	(1,024)	132
Income taxes	1,579	3,438	(1,069)
Deferred revenue	(5,159)	(2,470)	(5,700)
Net cash provided by (used in) operating activities	248	10,514	(17,223)
Investing Activities:
Purchases of property and equipment	(3,492)	(2,918)	(3,370)
Purchases of available-for-sale securities	(25,445)	(3,904)	—
Maturities of available-for-sale securities	26,000	—	9,600
Net cash (used in) provided by investing activities	(2,937)	(6,822)	6,230
Financing Activities:
Payments on short-term borrowings	—	(10,000)	—
Proceeds from issuance of long-term debt	—	29,664	—
Payment of debt issuance costs	—	(614)	—
Issuance of common stock	1,216	1,252	1,246
Payments for taxes related to net share settlement of equity awards	(1,537)	(918)	(1,121)
Payments for acquisition of in-process research and development	(931)	(978)	(500)
Payments for acquisition-related deferred consideration	(1,698)	—	—
Net cash (used in) provided by financing activities	(2,950)	18,406	(375)
Effect of exchange rate changes on cash	335	323	(787)
Net change in cash and cash equivalents	(5,304)	22,421	(12,155)
Cash and Cash Equivalents:
Beginning of year	41,419	18,998	31,153
End of year	$36,115	$41,419	$18,998

The accompanying notes are an integral part of these consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

For the Fiscal Year Ended September 30,

(In thousands)	2024	2023	2022
Supplemental Information:
Cash paid for income taxes	$2,568	$2,851	$416
Cash paid for interest	3,045	2,919	415
Noncash financing and investing activities:
Acquisition of property and equipment funded through accounts payable and accrued liabilities	94	116	70
Right-of-use assets obtained in exchange for new operating lease liabilities	845	—	1,725

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

Investments — Available-for-sale Securities

As of September 30, 2024 and 2023, investments in available-for-sale debt securities totaled $4.0 million and $3.9 million, respectively, on the consolidated balance sheets. As of September 30, 2024 and 2023, investments consisted of commercial paper and corporate bond securities, were classified as available-for-sale, and were reported at fair value. Interest earned on debt securities, including amortization of premiums and accretion of discounts, is included in investment income, net within other expense. Realized gains and losses from the sales of debt securities, which are included in investment income, net, are determined using the specific identification method. Investment purchases are accounted for on the date the trade is executed, which may not be the same as the date the transaction is cash settled. Unrealized gains and losses, net of tax, are excluded from the consolidated statements of operations and reported on the consolidated statements of comprehensive (loss) income and also as a separate component of stockholders’ equity on the consolidated balance sheets. For investments in an unrealized loss position, we make the following assessments. If it is more likely than not we will sell the investment before recovery of its amortized cost basis, we write down the security’s amortized cost basis to fair value and reclassify the net unrealized loss from accumulated other comprehensive loss to investment income, net on the consolidated statements of operations. If the decline in fair value is deemed to be due to a credit loss, we recognize an allowance for the expected credit loss to reduce the cost basis to fair value, with a corresponding adjustment to investment income, net.

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities were as follows:

	September 30, 2024
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper and corporate bonds	$3,997	$—	$—	$3,997
Available-for-sale securities	$3,997	$—	$—	$3,997

	September 30, 2023
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper and corporate bonds	$3,936	$—	$(3)	$3,933
Available-for-sale securities	$3,936	$—	$(3)	$3,933

There were no held-to-maturity debt securities as of September 30, 2024 and 2023. There were no realized gains or losses on sales of available-for-sale securities for fiscal 2024, 2023 or 2022.

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

Inventories

Inventories are principally stated at the lower of cost or net realizable value using the specific identification method and include direct labor, materials and overhead, with cost of product sales determined on a first-in, first-out basis. Inventories, net of reserves of $2.6 million and $1.8 million as of September 30, 2024 and 2023, respectively, consisted of the following components:

	September 30,
(In thousands)	2024	2023
Raw materials	$8,505	$8,063
Work-in process	2,476	2,607
Finished products	4,187	4,169
Inventories	$15,168	$14,839

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

Prepaids and Other Assets, Current

Prepaids and other current assets consisted of the following:

	September 30,
(In thousands)	2024	2023
Prepaid expenses	$2,752	$2,600
Irish research and development credits receivable	108	1,322
CARES Act employee retention credit receivable (1)	—	3,441
Prepaids and other	$2,860	$7,363
(1)
As of September 30, 2023, this receivable consisted of anticipated reimbursement of personnel expenses, which were incurred in fiscal 2021 and fiscal 2020, as the result of our eligibility for the employee retention credit under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). During fiscal 2024, we received payment for this receivable.

Property and Equipment

Property and equipment are stated at cost, less any impairment, and are depreciated using the straight-line method over the estimated useful lives of the assets. The Company recorded depreciation expense of $4.9 million, $4.7 million and $4.7 million in fiscal 2024, 2023 and 2022, respectively.

The September 30, 2024 and 2023 balances in construction-in-progress include the cost of equipment and building improvements not yet placed in service. As assets are placed in service, construction-in-progress is transferred to the specific property and equipment categories and depreciated over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful life of the asset. Expenditures for maintenance and repairs and minor renewals and betterments that do not extend or improve the life of the respective assets are expensed as incurred.

Property and equipment consisted of the following components:

	Useful Life	September 30,
(Dollars in thousands)	(Years)	2024	2023
Land	N/A	$4,416	$4,413
Laboratory fixtures and equipment	3 to 10	34,670	33,120
Buildings and improvements	3 to 20	29,490	26,964
Leasehold improvements	5 to 10	6,499	6,499
Office furniture and equipment	3 to 10	10,207	9,561
Construction-in-progress		1,478	1,936
Less: Accumulated depreciation		(61,804)	(56,467)
Property and equipment, net		$24,956	$26,026

Intangible Assets

Intangible assets consisted of the following:

	September 30, 2024
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	9.3	$11,870	$(10,844)	$1,026
Developed technology	11.9	35,433	(14,222)	21,211
Patents and other	14.9	2,338	(1,586)	752
Total definite-lived intangible assets		49,641	(26,652)	22,989
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Intangible assets, net		$50,221	$(26,652)	$23,569

	September 30, 2023
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	9.3	$11,260	$(9,435)	$1,825
Developed technology	11.9	33,929	(11,048)	22,881
Patents and other	14.9	2,338	(1,418)	920
Total definite-lived intangible assets		47,527	(21,901)	25,626
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Intangible assets, net		$48,107	$(21,901)	$26,206

The Company recorded amortization expense of $3.8 million, $3.8 million and $4.4 million in fiscal 2024, 2023 and 2022, respectively.

Based on the intangible assets in service as of September 30, 2024, estimated amortization expense for future fiscal years is as follows:

(In thousands)
2025	$3,820
2026	2,903
2027	2,648
2028	2,637
2029	2,637
Thereafter	8,344
Definite-lived intangible assets	$22,989

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

The Company performs its annual assessment of indefinite-lived assets for impairment annually as of July 1st of each fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. We test indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Our annual impairment test may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, we test for impairment using a quantitative process. Similar to the goodwill impairment assessment, the indefinite-lived assets impairment assessment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. For the annual impairment test of our indefinite-lived intangible assets in the fourth quarter of 2024, we elected to perform a qualitative assessment. This qualitative assessment indicated the fair value of our indefinite-lived intangible assets was more likely than not greater than the carrying amount. No impairment charges were recorded in fiscal 2024, 2023 and 2022.

Goodwill

Goodwill in the Medical Device reporting unit represents the gross value from the fiscal 2021 acquisition of Vetex Medical Limited (“Vetex”) and the fiscal 2016 acquisitions of Creagh Medical, Ltd. (“Creagh Medical”) and NorMedix, Inc. (“NorMedix”). Goodwill in the In Vitro Diagnostics reporting unit represents the gross value from the acquisition of BioFX Laboratories, Inc. in 2007.

Changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	In Vitro Diagnostics	Medical Device	Total
Goodwill as of September 30, 2022	$8,010	$32,700	$40,710
Foreign currency translation adjustment	—	2,236	2,236
Goodwill as of September 30, 2023	8,010	34,936	42,946
Foreign currency translation adjustment	—	1,694	1,694
Goodwill as of September 30, 2024	$8,010	$36,630	$44,640

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

The Company’s reporting units are the Medical Device and In Vitro Diagnostics reportable segments. To determine if goodwill is potentially impaired, we have the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we elect not to conduct the qualitative assessment or if indications of a potential impairment exist, the determination of whether an impairment has occurred requires the fair value of each reporting unit to be assessed by performing a quantitative assessment. Inherent in the determination of fair value of the reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations, as well as the Company’s strategic plans with regard to its operations.

Under the qualitative assessment, we consider several factors, including the business enterprise value of the reporting unit from the last quantitative test and the excess of fair value over carrying value from this test, macroeconomic conditions, industry and market considerations, the recent and projected financial performance of the reporting unit, as well as other factors.

Under the quantitative assessment, we determine fair value at the reporting unit level based on a combination of an income approach and market approach. The income approach is based on estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant, while the market approach is based on sales and/or earnings multiples of similar companies. These approaches use significant estimates and assumptions, including projected future cash flows and the timing of those cash flows, discount rates reflecting risks inherent in future cash flows, perpetual growth rates, and determination of appropriate market comparables.

The Company performs its assessment of goodwill for impairment as of July 1st of each fiscal year. Goodwill was not impaired in either reporting unit based on the outcome of the fiscal 2024 annual impairment test, which utilized a qualitative assessment. No goodwill impairment charges were recorded in fiscal 2024, 2023 and 2022.

Other Assets, Noncurrent

Other noncurrent assets consisted of the following:

	September 30,
(In thousands)	2024	2023
Operating lease right-of-use assets	$3,028	$2,987
Contract asset (1)	689	—
Other	376	877
Other assets, noncurrent	$4,093	$3,864
(1)
As of September 30, 2024, consisted of the noncurrent portion of the contract asset associated with estimated SurVeil™ DCB profit-sharing. See Revenue Recognition within this Note 2 for further disclosure.

Valuation of Long-lived Assets

The Company periodically evaluates whether events and circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of long-lived assets, such as property and equipment, right-of-use assets, and definite-lived intangible assets. If such events or circumstances were to indicate that the carrying amount of these assets may not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of the assets, the Company would recognize an impairment charge to reduce such assets to their fair value. In fiscal 2024, 2023 and 2022, no impairment charges were recorded related to the Company’s long-lived assets.

Accrued Other Liabilities

Accrued other liabilities consisted of the following:

	September 30,
(In thousands)	2024	2023
Accrued professional fees	$563	$178
Accrued clinical study expense	499	1,056
Accrued purchases	1,023	1,142
Operating lease liability, current portion	1,040	872
Deferred consideration (1)	—	2,661
Other	670	535
Accrued other liabilities	$3,795	$6,444
(1)
As of September 30, 2023, deferred consideration consisted of the present value of guaranteed payments to be made in connection with the fiscal 2021 Vetex acquisition and with an asset acquisition in fiscal 2019 (Note 11).

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	September 30,
(In thousands)	2024	2023
Unrecognized tax benefits (1)	$3,176	$3,332
Operating lease liabilities, less current portion (2)	2,648	2,974
Deferred consideration (3)	1,661	1,629
Other	298	125
Other long-term liabilities	$7,783	$8,060
(1)
Unrecognized tax benefits (Note 9) included accrued interest and penalties, if applicable.
(2)
Operating lease liabilities consisted of the non-current portion of the net present value of future minimum lease payments, reduced by the discounted value of leasehold improvement incentives paid or payable to the Company.
(3)
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

Performance Obligations

We derive our revenue from three primary sources:

Product Sales	Royalties and License Fees	Research, Development and Other
IVD chemical and biological components, including protein stabilizers, surface coatings, substrates and antigens to the diagnostic and biomedical research markets (IVD segment)	Performance coating royalties and license fees from licensing of our proprietary performance coating technologies to medical device manufacturers (Medical Device segment)	Commercial development feasibility services and contract coating services (Medical Device segment)
Vascular intervention medical devices and related products to original equipment manufacturer suppliers and distributors, as well as directly to healthcare providers (Medical Device segment)	SurVeil™ DCB license fees associated with the Abbott Agreement (Medical Device segment)	Commercial development services (IVD segment)
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

SurVeil DCB Revenue Recognition

On February 26, 2018, the Company entered into an agreement with Abbott Vascular, Inc. (“Abbott”) with respect to one of the device products in our Medical Device reportable segment, the SurVeil DCB for treatment of the superficial femoral artery (the “Abbott Agreement”). In June 2023, the SurVeil DCB received U.S. Food and Drug Administration (“FDA”) premarket approval (“PMA”) and may now be marketed and sold in the U.S. by Abbott. To account for the Abbott Agreement, the Company applied the guidance in ASC Topic 808 (Collaborative Arrangements) as the parties are active participants and are exposed to significant risks and rewards dependent on commercial success of the collaborative activity. The performance obligations and corresponding revenue recognized under the Abbott Agreement included (i) SurVeil DCB license fee revenue recognized in fiscal 2024, 2023 and 2022 within royalties and license fees on the consolidated statements of operations; and (ii) beginning in fiscal 2024, product sales associated with shipment of commercial units of the SurVeil DCB to Abbott.

SurVeil DCB License Fee Revenue. As of September 30, 2024, the Company has received upfront and milestone payments totaling $87.8 million under the Abbott Agreement, and there are no remaining contingent milestone payments under the Abbott Agreement. The associated performance obligation identified in the Abbott Agreement includes delivery of our licensed technology and completion of research and development activities, primarily clinical trial activities (together, “R&D and Clinical Activities”). These promises are not distinct performance obligations because the product necessary for completion of the R&D and Clinical Activities is currently only able to be manufactured by the Company due to the exclusive proprietary know-how and certain regulatory requirements associated with the manufacture of the product. The customer, Abbott, simultaneously receives and consumes the benefits of the R&D and Clinical Activities as study data are generated to support regulatory approval submissions. Control is effectively transferred over time as we complete the TRANSCEND clinical study of the SurVeil DCB and related regulatory activities. License fee revenue related to this contract is recognized using the cost-to-cost method which measures progress based on costs incurred to date relative to the expected total cost of the services, as the Company believes this represents a faithful depiction of the satisfaction of its performance obligation. Use of the cost-to-cost method requires significant estimates, including the total cost of the TRANSCEND study, which is expected to be completed over the next two years. Revenue is recorded based on the cost-to-cost completion estimate relative to the transaction price, which is equal to the total upfront fee plus the expected value of the clinical and regulatory milestones.

Revenue from the upfront and milestone payments, once the underlying contingencies are achieved, is recognized within royalties and license fees on the consolidated statements of operations as the clinical and regulatory activities are performed on a proportional performance basis. Performance is measured based on actual costs incurred relative to the expected total cost of the underlying activities, most notably the completion of the TRANSCEND clinical trial. A significant component of the cost of this trial is the cost of the Company’s outsourced clinical trial clinical research organization (“CRO”) consultants, which is estimated based on executed statements of work, project budgets, and patient enrollment timing, among other factors. A significant change to the Company’s estimate of the costs to complete the TRANSCEND clinical trial could have a material effect on the Company’s results of operations. Significant judgment is used to estimate total revenue and cost at completion for this contract.

SurVeil DCB Product Sales. Under the Abbott Agreement, we supply commercial units of the SurVeil DCB to Abbott, and Abbott has exclusive worldwide distribution rights. During the first quarter of fiscal 2024, we commenced shipment of commercial units of the SurVeil DCB to Abbott. We recognize revenue from the sale of commercial units of the SurVeil DCB to Abbott at the time of shipment in product sales on the consolidated statements of operations. The amount of SurVeil DCB product sales revenue recognized includes (i) the contractual transfer price per unit and (ii) an estimate of Surmodics’ share of net profits resulting from product sales by Abbott to third parties pursuant to the Abbott Agreement (“estimated SurVeil DCB profit-sharing”). On a quarterly basis, Abbott (i) reports to us its third-party sales of the SurVeil DCB the quarter after those sales occur, which may occur within two years following shipment based on the product’s current shelf life; and (ii) reports to us and pays the actual amount of profit-sharing. Estimated SurVeil DCB profit-sharing represents variable consideration and is recorded in contract assets, current and other assets, noncurrent on the consolidated balance sheets. We estimate variable consideration as the most-likely amount to which we expect to be entitled, and we include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty associated with the variable consideration is resolved. Significant judgment is required in estimating the amount of variable consideration to recognize when assessing factors outside of Surmodics’ influence, such as limited availability of third-party information, expected duration of time until resolution, and limited relevant past experience.

See Note 4 Collaborative Arrangement for further disclosures related to the Abbott Agreement.

Contract Assets, Deferred Revenue and Remaining Performance Obligations

Contract assets consist of (i) sales-based and minimum performance coating royalties revenue earned for which unconditional right to payment does not exist as of the balance sheet date and (ii) sales-based profit-sharing earned, but not collected, related to a collaborative arrangement as discussed above under “SurVeil DCB Product Sales.” Contract assets associated with performance coating royalties and license fees consist of estimated sales-based royalties earned, but not yet reported by the Company’s customers, minimum royalties on non-cancellable contracts, and contingent milestones earned, but not yet billable based on the terms of the contract. See Note 3 Revenue for further contract asset disclosures.

The Company records a contract liability, or deferred revenue, when there is an obligation to provide a product or service to the customer, and payment is received or due in advance of performance, or when payment is received for a period outside the contract term. See Note 3 Revenue for further deferred revenue disclosures.

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

As of September 30, 2024, operating lease maturities were as follows:

(In thousands)
2025	$1,214
2026	1,132
2027	1,135
2028	574
2029	—
Total expected operating lease payments	4,055
Less: Imputed interest	(367)
Total operating lease liabilities	$3,688

Operating lease cost was $1.6 million, $1.4 million and $1.1 million for fiscal 2024, 2023 and 2022, respectively. Cash paid for operating lease liabilities approximated operating lease cost for fiscal 2024, 2023 and 2022. As of September 30, 2024, the weighted average remaining lease term for operating leases was 3.4 years, and the weighted average discount rate used to determine operating lease liabilities was 3.9%.

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

Income Taxes

We record a tax (expense) benefit for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable (loss) income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date of such change.

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

In evaluating the realizability of our net deferred tax assets, we perform an assessment each reporting period of both positive and negative evidence, including (i) the existence of three-year cumulative U.S. pre-tax (losses) income adjusted for permanent adjustments, (ii) our forecast of future earnings, and (iii) future reversal of taxable temporary differences and carryforwards. We apply judgment to consider the relative impact of negative and positive evidence, and the weight given to negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Objective historical evidence, such as cumulative three-year pre-tax income (losses) adjusted for permanent adjustments, is given greater weight than subjective positive evidence such as forecasts of future earnings. The more objective negative evidence that exists limits our ability to consider other, potentially positive, subjective evidence, such as our future earnings projections. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods that could have a material effect on our results of operations.

Net Loss Per Share Data

Basic net loss (income) per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss (income) per common share is computed by dividing net loss (income) by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s potentially dilutive common shares are those that result from dilutive common stock options and non-vested stock relating to restricted stock awards and restricted stock units.

The following table presents the denominator for the computation of diluted weighted average shares outstanding:

	Fiscal Year
(In thousands)	2024	2023	2022
Basic weighted average shares outstanding	14,153	14,031	13,916
Dilutive effect of outstanding stock options, non-vested restricted stock, and non-vested restricted stock units	—	—	—
Diluted weighted average shares outstanding	14,153	14,031	13,916

The calculation of diluted loss per share excluded 0.1 million in weighted-average shares for each of fiscal 2024, 2023 and 2022, as their effect was anti-dilutive.

Repurchase of Common Stock

Shares are repurchased from time to time to support the Company’s stock-based compensation programs and to return capital to shareholders, and depend upon many factors, including the Company’s results of operations, financial condition, capital requirements and contractual restrictions. The Company accounts for repurchases of common stock using the par value method.

On November 6, 2015, and on November 5, 2014, the Company’s Board of Directors authorized the repurchase of up to $20.0 million and $30.0 million, respectively, of the Company’s outstanding common stock in open-market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, tender offers or by any combination of such methods. The authorizations have no fixed expiration date. As of September 30, 2024, $25.3 million remained available to the Company for the purchase of its common stock under outstanding authorizations. However, both the Merger Agreement and our credit agreement in effect at September 30, 2024 restrict us from repurchasing outstanding shares of the Company’s common stock.

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

3. Revenue

The following is a disaggregation of revenue within each reportable segment:

	Fiscal Year
(In thousands)	2024	2023	2022
Medical Device
Product sales	$45,620	$34,126	$27,930
Royalties & license fees – performance coatings	37,408	32,812	30,547
License fees – SurVeil DCB	5,080	29,586	5,701
Research, development and other	9,400	9,259	8,211
Medical Device revenue	97,508	105,783	72,389
In Vitro Diagnostics
Product sales	27,970	26,488	26,691
Research, development and other	600	313	871
In Vitro Diagnostics revenue	28,570	26,801	27,562
Total Revenue	$126,078	$132,584	$99,951

Contract assets reported in contract assets, current and other assets, noncurrent on the consolidated balance sheets consisted of the following:

	September 30,
(In thousands)	2024	2023
Contract assets:
Performance coating royalties and license fees	$8,534	$7,796
SurVeil DCB profit-sharing	1,338	—
Contract assets, current	9,872	7,796
SurVeil DCB profit-sharing, noncurrent	689	—
Total contract assets	$10,561	$7,796

Fluctuations in the balance of contract assets result primarily from (i) fluctuations in the sales volume of performance coating royalties and license fees earned, but not collected, at each balance sheet date due to payment timing and contractual changes in the normal course of business; and (ii) starting in fiscal 2024, sales-based profit-sharing earned, but not collected, related to a collaborative arrangement for our SurVeil DCB products (Note 4).

Deferred revenue totaled $1.6 million and $6.8 million as of September 30, 2024 and 2023, respectively, on the consolidated balance sheets and was primarily related to a collaborative arrangement (Note 4). For fiscal 2024, 2023 and 2022, the total amount of revenue recognized that was included in the respective beginning of fiscal year balances of deferred revenue on the consolidated balance sheets totaled $5.3 million, $4.6 million and $5.7 million, respectively.

Revenue from customers that equaled or exceeded 10% of total revenue was as follows:

	Fiscal Year
	2024	2023	2022
Abbott	16%	27%	11%
Medtronic	12%	10%	13%

Revenue by geographic region was as follows:

	Fiscal Year
	2024	2023	2022
Domestic	83%	82%	74%
Foreign	17%	18%	26%

4. Collaborative Arrangement

On February 26, 2018, the Company entered into the Abbott Agreement with respect to one of the device products in our Medical Device reportable segment, the SurVeil DCB, for treatment of the superficial femoral artery. In June 2023, the SurVeil DCB received PMA from the FDA and may now be marketed and sold in the U.S. by Abbott.

SurVeil DCB License Fees

Under the Abbott Agreement, Surmodics is responsible for conducting all necessary clinical trials, including completion of the ongoing, five-year TRANSCEND pivotal clinical trial of the SurVeil DCB. The Company has received payments totaling $87.8 million for achievement of clinical and regulatory milestones under the Abbott Agreement, which consisted of the following: (i) a $25 million upfront fee in fiscal 2018, (ii) a $10 million milestone payment in fiscal 2019, (iii) a $10.8 million milestone payment in fiscal 2020, (iv) a $15 million milestone payment in fiscal 2021, and (v) a $27 million milestone payment in fiscal 2023 upon receipt of PMA for the SurVeil DCB from the FDA. There are no remaining contingent or other milestone payments under the Abbott Agreement.

License fee revenue on milestone payments received under the Abbott Agreement is recognized using the cost-to-cost method based on total costs incurred to date relative to total expected costs for the TRANSCEND pivotal clinical trial, which is expected to be competed fiscal 2025. See Note 3 Revenue for SurVeil DCB license fee revenue recognized in our Medical Device reportable segment.

As of September 30, 2024, deferred revenue on the consolidated balance sheets included $1.5 million from upfront and milestone payments received under the Abbott Agreement. This represented the Company’s remaining performance obligations and is expected to be recognized as revenue over less than the next one year as services, principally the TRANSCEND clinical trial, are completed.

SurVeil DCB Product Sales

Under the Abbott Agreement, we supply commercial units of the SurVeil DCB to Abbott, and Abbott has exclusive worldwide distribution rights. During the first quarter of fiscal 2024, we commenced shipment of commercial units of the SurVeil DCB to Abbott. We recognize revenue from the sale of commercial units of the SurVeil DCB to Abbott at the time of shipment in product sales on the consolidated statements of operations. The amount of SurVeil DCB product sales revenue recognized includes (i) the contractual transfer price per unit and (ii) an estimate of Surmodics’ share of net profits resulting from product sales by Abbott to third parties pursuant to the Abbott Agreement (“estimated SurVeil DCB profit-sharing”).

See Note 2 for further information regarding SurVeil DCB license fee revenue recognition and estimated SurVeil DCB profit-sharing revenue recognition.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy were as follows:

	September 30, 2024
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents (1)	$—	$29,334	$—	$29,334
Available-for-sale securities (1)	—	3,997	—	3,997
Total assets	$—	$33,331	$—	$33,331

Liabilities
Interest rate swap (2)	$—	$673		$673
Total liabilities	$—	$673	$—	$673

	September 30, 2023
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents (1)	$—	$36,255	$—	$36,255
Available-for-sale securities (1)	—	3,933	—	3,933
Interest rate swap (2)	—	183	—	183
Total assets	$—	$40,371	$—	$40,371

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

Assets and Liabilities Not Measured at Fair Value

Certain financial instruments are not measured at fair value but are recorded at carrying amounts approximating fair value based on their short-term nature. The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximated fair value as of September 30, 2024 and 2023.

6. Debt

Debt consisted of the following:

	September 30,
(In thousands)	2024	2023
Revolving Credit Facility, Term SOFR + 3.00%, maturing October 1, 2027	$5,000	$5,000
Tranche 1 Term Loans, Term SOFR +5.75%, maturing October 1, 2027	25,000	25,000
Long-term debt, gross	30,000	30,000
Less: Unamortized debt issuance costs	(446)	(595)
Long-term debt, net	$29,554	$29,405

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

Subject to certain limitations, the Term Loans have a prepayment fee for payments made prior to the maturity date equal to 1.0% of the prepaid principal amount. In addition, if the Revolving Credit Facility is terminated in whole or in part prior to the maturity date, the Company must pay a prepayment fee equal to 1.0% of the terminated commitment amount. The Company is also required to pay a full exit fee at the time of maturity or full prepayment event equal to 2.5% of the aggregate principal amount of the Term Loans made pursuant to the MidCap Credit Agreement and a partial exit fee at the time of any partial prepayment event equal to 2.5% of the amount prepaid. This exit fee is accreted over the remaining term of the Term Loans. The Company also is obligated to pay customary origination fees at the time of each funding of the Term Loans and a customary annual administrative fee based on the amount borrowed under the Term Loan, due on an annual basis. The customary fees on the Revolving Credit Facility include (i) an origination fee based on the commitment amount, which was paid on the closing date; (ii) an annual collateral management fee of 0.50% per annum based on the outstanding balance of the Revolving Credit Facility, payable monthly in arrears; and (iii) an unused line fee of 0.50% per annum based on the average unused portion of the Revolving Credit Facility, payable monthly in arrears. The Company must also maintain a minimum balance of no less than 20% of availability under the Revolving Credit Facility or a minimum balance fee applies of 0.50% per annum. Expenses recognized for fees for the Revolving Credit Facility and Term Loans are reported in interest expense, net on the consolidated statements of operations.

7. Derivative Financial Instruments

Cash Flow Hedge — Interest Rate Swap

On October 14, 2022, we entered into a floating-to-fixed interest rate swap agreement to mitigate exposure to interest rate increases related to our Term Loans. See Note 6 Debt for further information on our financing arrangements. The total notional amount of the interest rate swap was $25 million as of September 30, 2024. The interest rate swap agreement expires October 1, 2027. As a result of this agreement, every month we pay fixed interest at 4.455% in exchange for interest received at Term SOFR, and the fixed interest rate per annum on the first $25 million of notional value of the Term Loans will be 10.205% through its maturity. The interest rate swap agreement requires the Company to make deposits of cash collateral, which may increase or be refunded commensurate with fluctuations in current and forecasted interest rates. We have the contractual right to reclaim this cash collateral receivable.

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

The net fair value of designated hedge derivatives subject to master netting arrangements reported on the consolidated balance sheets was as follows:

	Asset (Liability)
(In thousands)	Gross Recognized Amount	Gross Offset Amount	Net Amount Presented	Cash Collateral Receivable	Net Amount Reported	Balance Sheet Location
September 30, 2024
Interest rate swap	$(673)	$—	$(673)	$625	$(48)	Other long-term liabilities
September 30, 2023
Interest rate swap	$183	$—	$183	$—	$183	Other assets, noncurrent

The pre-tax amounts recognized in AOCL on the interest rate swap were as follows:

	Fiscal Year
(In thousands)	2024	2023	2022
Beginning unrealized net gain in AOCL	$183	$—	$—
Net (loss) gain recognized in other comprehensive income (loss)	(611)	260	—
Reclassification of net gain to interest expense	(245)	(77)	—
Ending unrealized net (loss) gain in AOCL	$(673)	$183	$—

8. Stock-based Compensation Plans

The Company has stock-based compensation plans under which it grants stock options, restricted stock awards, restricted stock units and deferred stock units. Stock-based compensation expense was reported as follows on the consolidated statements of operations:

	Fiscal Year
(In thousands)	2024	2023	2022
Product costs	$282	$279	$234
Research and development	1,517	1,417	1,424
Selling, general and administrative	6,418	5,909	5,399
Total stock-based compensation expense	$8,217	$7,605	$7,057

As of September 30, 2024, approximately $11.1 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.2 years.

As of September 30, 2024, under the amended 2019 Equity Incentive Plan (“2019 Plan”), the Company is authorized to issue 2,340,000 shares, plus the number of shares pursuant to any awards granted under the 2009 Equity Incentive Plan (“2009 Plan”) that were outstanding on the effective date of the 2019 Plan that expire, are cancelled or forfeited, or are settled for cash. As of September 30, 2024, there were approximately 481,000 shares available for future equity awards under the 2019 Plan, including stock options, restricted stock, restricted stock units and deferred stock units.

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

	Fiscal Year
	2024	2023	2022
Stock option fair value assumptions:
Risk-free interest rate	4.10%	3.76%	1.49%
Expected life (years)	4.8	4.7	4.6
Expected volatility	49%	45%	43%
Dividend yield	—%	—%	—%
Weighted average grant date fair value of stock options granted	$15.69	$15.03	$15.96

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

With respect to members of the Board, non-qualified stock options generally become exercisable on a monthly pro-rata basis within the one-year period following the date of grant. With respect to employees, non-qualified stock options generally become exercisable at a 25% rate on each of the first four anniversaries following the grant date. Non-qualified stock options generally expire in seven years or upon, or shortly after, termination of employment or service as a Board member. The stock-based compensation expense table above includes stock option expenses recognized related to these awards, which totaled $4.0 million, $3.7 million and $3.4 million in fiscal 2024, 2023 and 2022, respectively.

As of September 30, 2024, the aggregate intrinsic value of the option shares outstanding was $3.3 million, and the aggregate intrinsic value of option shares exercisable was $1.0 million. As of September 30, 2024, the weighted average remaining contractual life of options outstanding and options exercisable was 4.0 years and 3.0 years, respectively. The total pre-tax intrinsic value of options exercised was $1.5 million, $0.3 million and $1.0 million in fiscal 2024, 2023 and 2022, respectively. The intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the last day of the respective fiscal year end.

Stock option activity was as follows:

(In thousands, except per share data)	Number of Shares	Weighted Average Exercise Price
Options outstanding at September 30, 2021	922	$39.39
Granted	342	42.10
Exercised	(45)	21.24
Forfeited and expired	(58)	43.99
Options outstanding at September 30, 2022	1,161	40.66
Granted	311	34.73
Exercised	(20)	21.50
Forfeited and expired	(90)	41.77
Options outstanding at September 30, 2023	1,362	39.52
Granted	283	33.39
Exercised	(195)	30.56
Forfeited and expired	(26)	38.75
Options outstanding at September 30, 2024	1,424	39.54
Options vested and exercisable at September 30, 2024	770	$42.33

Restricted Stock Awards

The Company has entered into restricted stock agreements with certain key employees covering the issuance of common stock (“Restricted Stock”). Restricted Stock generally vests at a 33% rate on each of the first three anniversaries following the grant date. Restricted Stock is released to employees if they are employed by the Company at the end of the vesting period. Restricted Stock is valued based on the market value of the shares as of the date of grant with the value allocated to expense evenly over the vesting period. The stock-based compensation expense table above includes Restricted Stock expenses recognized related to these awards, which totaled $3.4 million, $3.1 million and $2.7 million in fiscal 2024, 2023 and 2022, respectively.

Restricted Stock activity was as follows:

(In thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards at September 30, 2021	119	$41.14
Granted	99	42.35
Vested	(55)	42.98
Forfeited	(5)	41.83
Unvested restricted stock awards at September 30, 2022	158	41.24
Granted	103	35.75
Vested	(69)	40.96
Forfeited	(19)	39.31
Unvested restricted stock awards at September 30, 2023	173	38.30
Granted	107	33.84
Vested	(80)	38.80
Forfeited	(5)	36.77
Unvested restricted stock awards at September 30, 2024	195	$35.68

Restricted Stock Units and Deferred Stock Units

The Company has entered into restricted stock unit agreements with certain key employees in foreign jurisdictions and members of the Board, covering the issuance of common stock (“RSUs”). With respect to employees, RSUs generally vest at a 33% rate on each of the first three anniversaries following the grant date, and RSUs are settled in shares and issued to the employees if they are employed by the Company at the end of the vesting period. With respect to members of the Board, RSUs vest on a monthly pro-rata basis within the one-year period following the date of grant, and RSUs are settled in shares and generally issued upon termination of service as a Board member. RSUs are valued based on the market value of the shares as of the date of grant with the value allocated to expense evenly over the vesting period. The Company awarded approximately 14,000, 16,000 and 14,000 RSUs in fiscal 2024, 2023 and 2022, respectively. As of September 30, 2024 and 2023, outstanding RSUs (including unvested units and vested units not yet settled) totaled approximately 69,000 and 74,000 units, respectively, with a weighted average grant date fair value per unit of $31.86 and $32.18, respectively. The stock-based compensation table above includes RSU expenses recognized related to these awards, which totaled $0.5 million in each of fiscal 2024, 2023 and 2022.

Directors may elect to receive their annual fees for services to the Board in deferred stock units (“DSUs”). DSUs are fully vested and expensed upon grant at the market value of the shares on the grant date. DSUs are settled in shares and issued to the Director upon termination of service as a Board member. As of September 30, 2024 and 2023, outstanding, fully vested DSUs totaled approximately 24,000 and 38,000 units, respectively, with a weighted average grant date fair value per unit of $28.53 and $30.86, respectively. The stock-based compensation expense table above includes DSU expenses recognized related to these awards, which totaled $0.0 million, $0.1 million and $0.1 million in fiscal 2024, 2023 and 2022, respectively.

1999 Employee Stock Purchase Plan

Under the amended 1999 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 600,000 shares of common stock. All full-time and part-time U.S. employees can elect to have up to 10% of their annual compensation withheld, with an annual limit of $25,000, to purchase the Company’s common stock at purchase prices defined within the provisions of the ESPP. ESPP share awards are valued based on the value of the discount feature plus the fair value of the optional features as of the date of grant using the Black-Scholes valuation model. The value of these share awards is allocated to expense evenly over each six-month purchase period. Employee contributions to the ESPP included in accrued compensation on the consolidated balance sheets totaled $0.0 million and $0.1 million as of September 30, 2024 and 2023, respectively. The stock-based compensation expense table above includes expenses recognized related to the ESPP, which totaled $0.3 million in each of fiscal 2024, 2023 and 2022.

9. Income Taxes

Income taxes on the consolidated statements of operations consisted of the following:

	Fiscal Year
(In thousands)	2024	2023	2022
Current expense (benefit):
U.S. Federal	$3,478	$3,363	$(510)
U.S. State	663	591	(143)
International	215	250	166
Total current expense (benefit)	4,356	4,204	(487)
Deferred (benefit) expense:
U.S. Federal	—	—	5,200
U.S. State	—	—	515
International	(320)	(181)	(447)
Total deferred (benefit) expense	(320)	(181)	5,268
Total income tax expense	$4,036	$4,023	$4,781

The difference between amounts calculated at the statutory U.S. federal income tax rate of 21% and the Company’s effective tax rate was as follows:

	Fiscal Year
(In thousands)	2024	2023	2022
Amount at statutory U.S. federal income tax rate	$(1,576)	$522	$(4,724)
Change because of the following items:
State income taxes, net of federal benefit	(449)	(632)	(897)
Foreign and state rate differential	257	495	628
U.S. federal and foreign R&D credits	(732)	(1,544)	(1,511)
Valuation allowance change (1)	4,983	4,083	10,978
Stock-based compensation (2)	900	1,003	481
U.S. Federal and state rate change	169	(152)	—
Tax reserve change	(130)	734	(123)
Foreign-derived income deduction	(347)	(403)	—
Contingent consideration	9	(164)	13
Merger-related transaction costs	734	—	—
Other	218	81	(64)
Income tax expense	$4,036	$4,023	$4,781
(1)
In fiscal 2024 and 2023, the valuation allowance increased primarily as a result of the incremental deferred tax assets recorded during each respective period related to capitalized U.S. R&D expenses and Ireland net operating losses (“NOLs”). In fiscal 2022, the valuation allowance increased primarily as a result of the establishment of a full valuation allowance against U.S. net deferred tax assets as of September 30, 2022.
(2)
Includes non-deductible stock-based compensation.

Excess tax benefits related to stock-based compensation expense are recorded within income tax expense on the consolidated statements of operations and totaled $0.3 million, less than $0.1 million and $0.2 million for fiscal 2024, 2023 and 2022, respectively.

The components of deferred income taxes, net, consisted of the following and resulted from differences in the recognition of transactions for income tax and financial reporting purposes:

	September 30,
(In thousands)	2024	2023
Depreciable assets	$(3,327)	$(3,802)
Deferred revenue	366	1,082
Accruals and reserves	2,305	2,052
Stock-based compensation	2,850	2,665
Impaired strategic investments	1,809	1,829
NOL carryforwards (1)	4,774	4,578
U.S. Federal and state R&D credits (2)	3,277	2,973
Capitalized R&D expenses	12,757	7,976
Other	604	648
Valuation allowance	(27,200)	(22,005)
Deferred taxes, net	$(1,785)	$(2,004)
(1)
As of September 30, 2024, NOL carryforwards consisted of U.S. state NOL carryforwards of $0.4 million and Ireland NOL carryforwards of $4.4 million. U.S. state NOL carryforwards begin to expire in fiscal 2029. Ireland NOL carryforwards have an unlimited carryforward period.
(2)
As of September 30, 2024, U.S. federal and state R&D credits begin to expire in fiscal 2029.

As of September 30, 2024 and 2023, valuation allowances against deferred tax assets, net, totaled $27.2 million and $22.0 million, respectively. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise from NOLs and tax credits and are primarily a result of temporary differences between the financial reporting and tax bases of assets and liabilities. We evaluate the recoverability of deferred tax assets by assessing all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. A valuation allowance is established if it is more likely than not (defined as a likelihood of more than 50%) that all or a portion of deferred tax assets will not be realized. The determination of whether a valuation allowance should be established, as well as the amount of such allowance, requires significant judgment and estimates, including estimates of future earnings.

In evaluating the realizability of our net deferred tax assets, we perform an assessment each reporting period of both positive and negative evidence.

•
As of September 30, 2024, we identified negative evidence that included the existence of three-year cumulative U.S. pre-tax losses adjusted for permanent adjustments and short-term future losses. Additionally, we identified positive evidence that included (i) our forecast of long-term future earnings, and (ii) future reversal of taxable temporary differences and carryforwards, though these did not provide sufficient evidence to support realization of the deferred tax assets.
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

We apply judgment to consider the relative impact of negative and positive evidence, and the weight given to negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Objective historical evidence, such as cumulative three-year pre-tax losses adjusted for permanent adjustments, is given greater weight than subjective positive evidence, such as forecasts of future earnings. The more objective negative evidence that exists limits our ability to consider other, potentially positive, subjective evidence, such as our future earnings projections. Based on our evaluation of all available positive and negative evidence, and by placing greater weight on the objectively verifiable evidence, we determined, as of September 30, 2024, 2023 and 2022, that it is more likely than not that our net U.S. deferred tax assets will not be realized. In fiscal 2022, we recorded a full valuation allowance against our net U.S. deferred tax assets as of September 30, 2022, resulting in a non-cash charge to income tax expense of $10.2 million in the fourth quarter of fiscal 2022. In fiscal 2024 and 2023, we maintained the full valuation allowance against our net U.S. deferred tax assets. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record additional adjustments to the valuation allowance in future reporting periods that could have a material effect on our results of operations.

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to accounting guidance. The following is a reconciliation of the changes in unrecognized tax benefits, excluding interest and penalties:

	Fiscal Year
(In thousands)	2024	2023	2022
Unrecognized tax benefits, beginning balance	$3,443	$2,793	$2,887
Increases in tax positions for prior years	13	—	53
Decreases in tax positions for prior years	(28)	(4)	(35)
Increases in tax positions for current year	587	836	519
Lapse of the statute of limitations	(802)	(182)	(631)
Unrecognized tax benefits, ending balance	$3,213	$3,443	$2,793

The total amount of unrecognized tax benefits excluding interest and penalties that, if recognized, would affect the effective tax rate was $2.8 million and $3.1 million as of September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company does not expect the liability for unrecognized tax benefits to change significantly in the next 12 months and has classified the above balances on the consolidated balance sheets in other noncurrent liabilities. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense on the consolidated statements of operations. The gross amount accrued for interest and penalties on unrecognized tax benefits was $0.5 million as of each of September 30, 2024 and 2023.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions, as well as several non-U.S. jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. The Internal Revenue Service commenced an examination of the Company’s fiscal 2019 U.S. federal tax return during fiscal 2022; the examination has been completed. U.S. federal income tax returns for years prior to fiscal 2021 are no longer subject to examination by federal tax authorities. For tax returns for U.S. state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2014. For tax returns for non-U.S. jurisdictions, the Company is no longer subject to income tax examination for years prior to 2020. Additionally, the Company has been indemnified of liability for any taxes relating to Creagh Medical, NorMedix and Vetex for periods prior to the respective acquisition dates, pursuant to the terms of the related share purchase agreements. As of September 30, 2024 and 2023, there were no undistributed earnings in foreign subsidiaries.

10. Defined Contribution Plans

The Company has a 401(k) retirement and savings plan for the benefit of qualifying U.S. employees, as well as a defined contribution Personal Retirement Savings Account plan for the benefit of qualifying Ireland employees. For eligible U.S. employees, effective January 1, 2022, the Company makes matching contributions of up to 4% of eligible compensation; prior to January 1, 2022, the Company made matching contributions of up to 3% of eligible compensation on employee contributions of up to 6% of eligible compensation. For eligible Ireland employees, the Company makes contributions of up to 8% of eligible compensation on employee contributions of up to 6% of eligible compensation. Expense recognized for Company contributions to defined contribution plans totaled $1.9 million, $1.9 million and $1.7 million in fiscal 2024, 2023 and 2022, respectively.

11. Commitments and Contingencies

Vetex Acquisition. In fiscal 2021, Surmodics acquired all of the outstanding shares of Vetex with an upfront cash payment of $39.9 million. The Company paid the sellers $1.8 million in fiscal 2024. The Company is obligated to pay an additional installment of $1.8 million in fiscal 2027. An additional $3.5 million in payments is contingent upon the achievement of certain product development and regulatory milestones within a contingency period ending in fiscal 2027.

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

12. Restructuring

In the second quarter of fiscal 2023, we initiated a spending reduction plan intended to preserve capital and more closely align our capital allocation priorities with our strategic objectives, which included a workforce restructuring in our Medical Device segment. As a result, in fiscal 2023, we recorded $1.3 million in severance and related charges in restructuring expense on our consolidated statements of operations. All associated expenses were paid as of September 30, 2023.

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

During fiscal 2024, we incurred a total of $3.7 million in Merger-related charges, which we reported within selling, general and administrative expenses on the consolidated statements of operations.

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

The Merger was approved by Surmodics’ shareholders at a special meeting on August 13, 2024. On the same date, the Company announced that it and an affiliate of Parent each received a request for additional information and documentary materials (a “Second Request”) from the U.S. Federal Trade Commission (“FTC”) in connection with the Merger. As of September 30, 2024, the Merger remained subject to the expiration or termination of the waiting period under the HSR Act, as well as other customary closing conditions.

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

The foregoing description of the Merger and the Merger Agreement does not purport to be and is not complete and is subject to and qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is included as Exhibit 2.5 to this Annual Report on Form 10-K.

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
•
In Vitro Diagnostics: Manufacture of chemical and biological components used in in vitro diagnostic immunoassay and molecular tests within the diagnostic and biomedical research markets. Component products include protein stabilizers, surface coatings, substrates and antigens.

Segment revenue, operating income (loss), and depreciation and amortization were as follows:

	Fiscal Year
(In thousands)	2024	2023	2022
Revenue:
Medical Device	$97,508	$105,783	$72,389
In Vitro Diagnostics	28,570	26,801	27,562
Total revenue	$126,078	$132,584	$99,951

Operating (loss) income:
Medical Device	$(2,239)	$5,084	$(22,923)
In Vitro Diagnostics	13,101	12,637	13,073
Total segment operating income (loss)	10,862	17,721	(9,850)
Corporate	(16,507)	(12,571)	(12,247)
Total operating (loss) income	$(5,645)	$5,150	$(22,097)

Depreciation and amortization:
Medical Device	$7,901	$7,874	$8,368
In Vitro Diagnostics	377	321	355
Corporate	416	327	419
Total depreciation and amortization	$8,694	$8,522	$9,142

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

	September 30,
(In thousands)	2024	2023
U.S.	$22,348	$23,525
Ireland	26,177	28,707

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of September 30, 2024, as designed and implemented to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

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

Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that internal control over financial reporting was effective as of September 30, 2024.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024. This report states that internal control over financial reporting was effective and appears in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

b. Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 relating to directors, our audit committee, the nature of changes, if any, to procedures by which our shareholders may recommend nominees for directors, our code of ethics, our insider trading policy and compliance with Section 16(a) of the Exchange Act may be incorporated by reference from the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders, or alternatively, disclosed in an amendment to this Annual Report on Form 10-K. The information required by Item 10 relating to executive officers appears in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 may be incorporated by reference from the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders, or alternatively, disclosed in an amendment to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 may be incorporated by reference from the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders, or alternatively, disclosed in an amendment to this Annual Report on Form 10-K.

Equity Compensation Plan Information

The following table provides information related to the Company’s equity compensation plans in effect as of September 30, 2024:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,516,759	(1)	$37.12	(1)	528,732
Equity compensation plans not approved by shareholders	—		N/A		—
Total	1,516,759		$37.12		528,732

(1) Excludes shares that may be issued under the Company’s amended and restated 1999 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 may be incorporated by reference from the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders, or alternatively, disclosed in an amendment to this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 may be incorporated by reference from the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders, or alternatively, disclosed in an amendment to this Annual Report on Form 10-K.

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

Consolidated Statements of Comprehensive (Loss) Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II —Valuation and Qualifying Accounts for fiscal years ended September 30, 2024, 2023 and 2022. All other schedules are omitted because they are inapplicable, not required, or the information is in the consolidated financial statements or related notes.

Surmodics, Inc.

Schedule II – Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Fiscal Year	Additions: Charges to Income	Deductions: Other Changes (Debit) Credit		Balance at End of Fiscal Year
Allowance for credit losses:
Fiscal year ended September 30, 2022	$119	5	(43)	(a)	$81
Fiscal year ended September 30, 2023	81	37	(38)	(a)	80
Fiscal year ended September 30, 2024	80	64	—	(a)	144

(a)
Primarily consists of uncollectible accounts written off, less recoveries.

3. Exhibits

Exhibit	Description
2.1

Share Purchase Agreement by and among Surmodics, Inc. and the shareholders of Creagh Medical Ltd. dated as of November 20, 2015 — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 27, 2015.

2.2

Stock Purchase Agreement, dated January 8, 2016, among Surmodics, Inc. and the shareholders of NorMedix, Inc. and Gregg Sutton as Seller’s Agent — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 13, 2016.

2.3

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

3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2016
3.2	Restated Bylaws of Surmodics, Inc., as amended August 27, 2024 — incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2024.
4.1	Description of Securities of Surmodics, Inc. — incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 3, 2019.
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

10.4*

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

10.6*	Change of Control Agreement with Charles W. Olson dated February 9, 2012 — incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 10, 2012.
10.7*

Amendment dated February 9, 2015 to Change of Control Agreement with Charles W. Olson dated February 9, 2012 — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2015.

10.8*	Change of Control Agreement with Joseph J. Stich dated February 9, 2012 — incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8 K filed on February 10, 2012.
10.9*

Amendment dated February 9, 2015 to Change of Control Agreement with Joseph J. Stich dated February 9, 2012 — incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 13, 2015.

10.10*	Form of Change of Control Agreement with Executive Officers — incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 7, 2020.

Exhibit	Description
10.11*

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

10.13*

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

10.16*

Omnibus Amendment to Certain Equity Agreements with Non-Employee Directors under the Surmodics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014.

10.17*

Form of Non-Statutory Stock Option Agreement (Non-Employee Director) for the Surmodics, Inc. 2009 Equity Incentive Plan — incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014.

10.18**

Development and Distribution Agreement between Surmodics, Inc. and Abbott Vascular, Inc., dated as of February 26, 2018. – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018.

10.19*

Change of Control Agreement by and between Surmodics, Inc. and Teri W. Sides, dated as of October 30, 2018 – incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on November 30, 2018.

10.20*	Surmodics, Inc. 2019 Equity Incentive Plan, as amended and restated February 9, 2023 – incorporated by reference to Appendix B to the Company’s Schedule 14A filed on December 19, 2022.
10.21*

Form of Non-Qualified Stock Option Award Agreement for the Surmodics, Inc. 2019 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2019.

10.22*

Form of Restricted Stock Award Agreement for the Surmodics, Inc. 2019 Equity Incentive Plan – incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2019.

10.23*

Form of Restricted Stock Unit Award Agreement (Employee) for the Surmodics, Inc. 2019 Equity Incentive Plan – incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 6, 2019.

10.24*

Form of Restricted Stock Unit Award Agreement (Director) for the Surmodics, Inc. 2019 Equity Incentive Plan – incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 6, 2019.

10.25*

Form of Deferred Stock Unit Master Agreement (for non-employee directors) for the Surmodics, Inc. 2019 Equity Incentive Plan – incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 6, 2019.

10.26*

Surmodics, Inc. Board Compensation Policy, Amended and restated as of September 23, 2021 – incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on November 24, 2021.

10.27

Loan and Security Agreement dated as of September 14, 2020 among Surmodics, Inc. et al. and Bridgewater Bank – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2020.

10.28

First Amendment to Loan and Security Agreement dated as of July 2, 2021 by and among Surmodics, Inc., the other loan parties party thereto, and Bridgewater Bank — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 2, 2021.

10.29

Second Amendment to Loan and Security Agreement dated as of March 7, 2022 by and among Surmodics, Inc., the other loan parties party thereto, and Bridgewater Bank — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2022.

Exhibit	Description
10.30*

Form of Restricted Stock Unit Award Agreement (Non-Employee Director) for the Surmodics, Inc. 2019 Equity Incentive Plan — incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on December 2, 2020.

10.31

Lease Agreement by and among Surmodics, Inc., MN Golden 1, LLC and MN Golden 2, LLC, as amended February 24, 2023 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 26, 2023.

10.32

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

10.33*	Executive Transaction Bonus Program — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 28, 2024.
10.34*	Form of Bonus Agreement — incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 28, 2024.
19.1†	Surmodics, Inc. Securities Trading Policy.
21†	Subsidiaries of the Registrant.
23†	Consent of Deloitte & Touche LLP.
24	Power of Attorney (included on signature page of this Form 10-K).
31.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Surmodics, Inc. Policy on Recovery of Erroneously Awarded Compensation — incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on November 22, 2023.
101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase.
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Dated: November 20, 2024

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

Signature	Title	Date

/s/ Gary R. Maharaj Gary R. Maharaj	President and Chief Executive Officer (principal executive officer) and Director	November 20, 2024

/s/ Timothy J. Arens Timothy J. Arens	Senior Vice President of Finance and Chief Financial Officer (principal financial officer)	November 20, 2024

/s/ John D. Manders	Vice President of Finance and Corporate Controller	November 20, 2024
John D. Manders /s/ Susan E. Knight Susan E. Knight	(principal accounting officer) Chairman of the Board of Directors	November 20, 2024

/s/ José H. Bedoya José H. Bedoya	Director	November 20, 2024

/s/ David R. Dantzker, M.D. David R. Dantzker, M.D.	Director	November 20, 2024

/s/ Lisa Wipperman Heine	Director	November 20, 2024
Lisa Wipperman Heine