Form 10-Q
period 2024-12-31
SURMODICS INC
filed 2025-01-30
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

The number of shares of the registrant’s Common Stock, $0.05 par value per share, as of January 27, 2025 was 14,295,998

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2024	2024
(In thousands, except per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$30,145	$36,115
Available-for-sale securities	—	3,997
Accounts receivable, net of allowances of $220 and $144 as of December 31, 2024 and September 30, 2024, respectively	12,559	13,292
Contract assets	9,879	9,872
Inventories	15,261	15,168
Prepaids and other	4,005	2,860
Total Current Assets	71,849	81,304
Property and equipment, net	23,805	24,956
Intangible assets, net	21,271	23,569
Goodwill	42,408	44,640
Other assets	4,407	4,093
Total Assets	$163,740	$178,562
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,561	$2,786
Accrued liabilities:
Compensation	4,882	11,099
Accrued other	3,582	3,795
Deferred revenue	266	1,619
Income tax payable	1,894	1,244
Total Current Liabilities	13,185	20,543
Long-term debt, net	29,591	29,554
Deferred income taxes	1,595	1,785
Other long-term liabilities	7,600	7,783
Total Liabilities	51,971	59,665
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Series A Preferred stock — $.05 par value, 450 shares authorized; no shares issued and outstanding	—	—
Common stock — $.05 par value, 45,000 shares authorized; 14,294 and 14,325 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively	715	716
Additional paid-in capital	45,135	44,594
Accumulated other comprehensive loss	(6,143)	(2,126)
Retained earnings	72,062	75,713
Total Stockholders’ Equity	111,769	118,897
Total Liabilities and Stockholders’ Equity	$163,740	$178,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended December 31,
	2024	2023
(In thousands, except per share data)	(Unaudited)
Revenue:
Product sales	$16,548	$18,827
Royalties and license fees	10,634	9,179
Research, development and other	2,740	2,546
Total revenue	29,922	30,552
Operating costs and expenses:
Product costs	7,425	8,803
Research and development	8,941	8,664
Selling, general and administrative	15,174	12,537
Acquired intangible asset amortization	863	870
Total operating costs and expenses	32,403	30,874
Operating (loss) income	(2,481)	(322)
Other expense, net:
Interest expense, net	(882)	(896)
Foreign exchange gain (loss)	32	(45)
Investment income, net	387	539
Other expense, net	(463)	(402)
(Loss) income before income taxes	(2,944)	(724)
Income tax expense	(707)	(62)
Net (loss) income	$(3,651)	$(786)

Basic net (loss) income per share	$(0.26)	$(0.06)
Diluted net (loss) income per share	$(0.26)	$(0.06)

Weighted average number of shares outstanding:
Basic	14,231	14,102
Diluted	14,231	14,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended December 31,
	2024	2023
(In thousands)	(Unaudited)
Net (loss) income	$(3,651)	$(786)
Other comprehensive (loss) income:
Derivative instruments:
Unrealized net gain (loss)	506	(620)
Net gain reclassified to earnings	(29)	(62)
Net changes related to available-for-sale securities, net of tax	—	(8)
Foreign currency translation adjustments	(4,494)	2,797
Other comprehensive (loss) income	(4,017)	2,107
Comprehensive (loss) income	$(7,668)	$1,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

	Three Months Ended December 31, 2024 and 2023
	(Unaudited)			Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at September 30, 2024	14,325	$716	$44,594	$(2,126)	$75,713	$118,897
Net loss	—	—	—	—	(3,651)	(3,651)
Other comprehensive loss, net of tax	—	—	—	(4,017)	—	(4,017)
Issuance of common stock	(1)	—	—	—	—	—
Common stock options exercised, net	3	—	105	—	—	105
Purchase of common stock to pay employee taxes	(33)	(1)	(1,307)	—	—	(1,308)
Stock-based compensation	—	—	1,743	—	—	1,743
Balance at December 31, 2024	14,294	$715	$45,135	$(6,143)	$72,062	$111,769

Balance at September 30, 2023	14,155	$708	$36,706	$(4,759)	$87,255	$119,910
Net loss	—	—	—	—	(786)	(786)
Other comprehensive income, net of tax	—	—	—	2,107	—	2,107
Issuance of common stock	102	5	(5)	—	—	—
Common stock options exercised, net	7	—	39	—	—	39
Purchase of common stock to pay employee taxes	(29)	(1)	(1,087)	—	—	(1,088)
Stock-based compensation	—	—	1,968	—	—	1,968
Balance at December 31, 2023	14,235	$712	$37,621	$(2,652)	$86,469	$122,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2024	2023
(In thousands)	(Unaudited)
Operating Activities:
Net loss	$(3,651)	$(786)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,083	2,333
Stock-based compensation	1,743	1,968
Noncash lease expense	208	183
Amortization of debt issuance costs	76	76
Provision for credit losses	76	6
Deferred taxes	(68)	(97)
Other	5	(123)
Change in operating assets and liabilities:
Accounts receivable and contract assets	435	(3,430)
Inventories	(93)	401
Prepaids and other	(515)	(788)
Accounts payable	(216)	(428)
Accrued liabilities	(7,362)	(7,084)
Income taxes	738	99
Deferred revenue	(1,353)	(1,122)
Net cash (used in) provided by operating activities	(7,894)	(8,792)
Investing Activities:
Purchases of property and equipment	(302)	(720)
Purchases of available-for-sale securities	—	(9,750)
Maturities of available-for-sale securities	4,000	2,000
Net cash (used in) provided by investing activities	3,698	(8,470)
Financing Activities:
Issuance of common stock	105	39
Payments for taxes related to net share settlement of equity awards	(1,308)	(1,088)
Net cash (used in) provided by financing activities	(1,203)	(1,049)
Effect of exchange rate changes on cash and cash equivalents	(571)	247
Net change in cash and cash equivalents	(5,970)	(18,064)
Cash and Cash Equivalents:
Beginning of period	36,115	41,419
End of period	$30,145	$23,355
Supplemental Information:
Cash paid for income taxes	$—	$—
Cash paid for interest	785	779
Noncash investing and financing activities:
Acquisition of property and equipment	141	43
Right-of-use assets obtained in exchange for operating lease liabilities	—	845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended December 31, 2024

(Unaudited)

1. Organization

Description of Business

Surmodics, Inc. and subsidiaries (referred to as “Surmodics,” the “Company,” “we,” “us,” “our” and other like terms) is a leading provider of performance coating technologies for intravascular medical devices and chemical and biological components for in vitro diagnostic (“IVD”) immunoassay tests and microarrays. Surmodics develops and commercializes highly differentiated vascular intervention medical devices that are designed to address unmet clinical needs and engineered to the most demanding requirements. Our key growth strategy leverages the combination of the Company’s expertise in proprietary surface modification and drug-delivery coating technologies, along with its device design, development and manufacturing capabilities. The Company’s mission is to improve the detection and treatment of disease. Surmodics is headquartered in Eden Prairie, Minnesota.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include all accounts and wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All intercompany transactions have been eliminated. The Company operates on a fiscal year ending on September 30. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited consolidated financial statements of the Company. These unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements for the fiscal year ended September 30, 2024, and notes thereto included in our Annual Report on Form 10-K as filed with the SEC.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The results of operations for the three months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the entire 2025 fiscal year.

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

No other new accounting pronouncement issued or effective during our fiscal year ending September 30, 2025, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

2. Revenue

The following table is a disaggregation of revenue within each reportable segment.

	Three Months Ended December 31,
(In thousands)	2024	2023
Medical Device
Product sales	$10,116	$11,950
Royalties & license fees – performance coatings	9,383	8,208
License fees – SurVeil DCB	1,251	971
Research, development and other	2,531	2,416
Medical Device Revenue	23,281	23,545
In Vitro Diagnostics
Product sales	6,432	6,877
Research, development and other	209	130
In Vitro Diagnostics Revenue	6,641	7,007
Total Revenue	$29,922	$30,552

Contract assets totaled $10.7 million and $10.6 million as of December 31, 2024 and September 30, 2024, respectively, and was reported in contract assets, current and other assets, noncurrent (Note 5) on the condensed consolidated balance sheets. Fluctuations in the balance of contract assets result primarily from (i) fluctuations in the sales volume of performance coating royalties and license fees earned, but not collected, at each balance sheet date due to payment timing and contractual changes in the normal course of business; and (ii) starting in fiscal 2024, sales-based profit-sharing earned, but not collected, related to a collaborative arrangement (Note 3).

Deferred revenue totaled $0.3 million and $1.6 million as of December 31, 2024 and September 30, 2024, respectively, on the condensed consolidated balance sheets and was primarily related to a collaborative arrangement (Note 3). For the three months ended December 31, 2024 and 2023, the total amount of revenue recognized that was included in the respective beginning of fiscal year balances of deferred revenue on the condensed consolidated balance sheets totaled $1.3 million and $1.0 million, respectively.

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

As of December 31, 2024, deferred revenue on the condensed consolidated balance sheets included $0.3 million from upfront and milestone payments received under the Abbott Agreement. This represented the Company’s remaining performance obligations and is expected to be recognized as revenue in the second quarter of fiscal 2025 as services, principally the TRANSCEND clinical trial, are completed.

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

4. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy were as follows:

	December 31, 2024
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents (1)	$—	$23,228	$—	$23,228
Available-for-sale securities (1)	—	—	—	—
Total assets	$—	$23,228	$—	$23,228

Liabilities
Interest rate swap (2)	—	196	—	196
Total liabilities	$—	$196	$—	$196

	September 30, 2024
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents (1)	$—	$29,334	$—	$29,334
Available-for-sale securities (1)	—	3,997	—	3,997
Total assets	$—	$33,331	$—	$33,331

Liabilities
Interest rate swap (2)	$—	$673	$—	$673
Total liabilities	$—	$673	$—	$673
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

5. Supplemental Balance Sheet Information

Investments — Available-for-sale Securities

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities were as follows:

December 31, 2024
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper and corporate bonds	$—	$—	$—	$—
Available-for-sale securities	$—	$—	$—	$—

	September 30, 2024
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper and corporate bonds	$3,997	$—	$—	$3,997
Available-for-sale securities	$3,997	$—	$—	$3,997

Inventories

Inventories consisted of the following components:

	December 31,	September 30,
(In thousands)	2024	2024
Raw materials	$8,793	$8,505
Work-in process	2,268	2,476
Finished products	4,200	4,187
Inventories	$15,261	$15,168

Prepaids and Other Assets, Current

Prepaids and other current assets consisted of the following:

	December 31,	September 30,
(In thousands)	2024	2024
Prepaid expenses and other	$3,905	$2,752
Irish research and development credits receivable	100	108
Prepaids and other	$4,005	$2,860

Intangible Assets

Intangible assets consisted of the following:

	December 31, 2024
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	9.3	$11,066	$(10,321)	$745
Developed technology	11.9	33,452	(14,215)	19,237
Patents and other	14.9	2,338	(1,629)	709
Total definite-lived intangible assets		46,856	(26,165)	20,691
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Intangible assets, net		$47,436	$(26,165)	$21,271

	September 30, 2024
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	9.3	$11,870	$(10,844)	$1,026
Developed technology	11.9	35,433	(14,222)	21,211
Patents and other	14.9	2,338	(1,586)	752
Total definite-lived intangible assets		49,641	(26,652)	22,989
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Intangible assets, net		$50,221	$(26,652)	$23,569

Intangible asset amortization expense was $0.9 million for each of the three months ended December 31, 2024 and 2023 . Based on the intangible assets in service as of December 31, 2024, estimated amortization expense for future fiscal years was as follows:

(In thousands)
Remainder of 2025	$2,694
2026	2,741
2027	2,498
2028	2,488
2029	2,488
2030	2,262
Thereafter	5,520
Definite-lived intangible assets	$20,691

Future amortization amounts presented above are estimates. Actual future amortization expense may be different as a result of future acquisitions, impairments, changes in amortization periods, foreign currency translation rates, or other factors.

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	In Vitro Diagnostics	Medical Device	Total
Goodwill as of September 30, 2024	$8,010	$36,630	$44,640
Currency translation adjustment		(2,232)	(2,232)
Goodwill as of December 31, 2024	$8,010	$34,398	$42,408

Other Assets, Noncurrent

Other noncurrent assets consisted of the following:

	December 31,	September 30,
(In thousands)	2024	2024
Operating lease right-of-use assets	$2,820	$3,028
Contract asset (1)	803	689
Other	784	376
Other assets	$4,407	$4,093
(1)
As of December 31, 2024 and September 30, 2024, the noncurrent portion of the contract asset associated with estimated SurVeil DCB profit-sharing (Note 3).

Accrued Other Liabilities

Accrued other liabilities consisted of the following:

	December 31,	September 30,
(In thousands)	2024	2024
Accrued professional fees	$869	$563
Accrued clinical study expense	377	499
Accrued purchases	828	1,023
Operating lease liabilities, current portion	1,049	1,040
Other	459	670
Total accrued other liabilities	$3,582	$3,795

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	December 31,	September 30,
(In thousands)	2024	2024
Deferred consideration (1)	$1,669	$1,661
Unrecognized tax benefits (2)	3,263	3,176
Operating lease liabilities, less current portion	2,387	2,648
Other	281	298
Other long-term liabilities	$7,600	$7,783
(1)
Deferred consideration consisted of the present value of a guaranteed payment to be made in connection with the fiscal 2021 Vetex acquisition (Note 11).
(2)
Unrecognized tax benefits include accrued interest and penalties, if applicable (Note 10).

6. Debt

Debt consisted of the following:

	December 31,	September 30,
(In thousands)	2024	2024
Revolving Credit Facility, Term SOFR + 3.00%, maturing October 1, 2027	$5,000	$5,000
Tranche 1 Term Loans, Term SOFR +5.75%, maturing October 1, 2027	25,000	25,000
Long-term debt, gross	30,000	30,000
Less: Unamortized debt issuance costs	(409)	(446)
Long-term debt, net	$29,591	$29,554

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

The MidCap Credit Agreement also provided for up to $75.0 million in term loans (the “Term Loans”), consisting of a $25.0 million Tranche 1 (“Tranche 1”) and a $50.0 million Tranche 2 (“Tranche 2”), which was available until December 31, 2024. The Company did not draw any amounts under Tranche 2 and the Tranche 2 commitment expired on December 31, 2024. Upon closing, the Company borrowed $25.0 million of Tranche 1, borrowed $5.0 million on the Revolving Credit Facility, and used approximately $10.0 million of the proceeds to repay borrowings under the revolving credit facility with Bridgewater Bank. The Company intends to use the remaining proceeds to fund working capital needs and for other general corporate purposes, as permitted under the MidCap Credit Agreement.

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

Subject to certain limitations, the Term Loans have a prepayment fee for payments made prior to the maturity date equal to 1.0% of the prepaid principal amount for the third year following the closing date and thereafter. In addition, if the Revolving Credit Facility is terminated in whole or in part prior to the maturity date, the Company must pay a prepayment fee equal to 1.0% of the terminated commitment amount for the third year following the closing date of the MidCap Credit Agreement and thereafter. The Company is also required to pay a full exit fee at the time of maturity or full prepayment event equal to 2.5% of the aggregate principal amount of the Term Loans made pursuant to the MidCap Credit Agreement and a partial exit fee at the time of any partial prepayment event equal to 2.5% of the amount prepaid. This exit fee is accreted over the remaining term of the Term Loans. The Company also is obligated to pay customary origination fees at the time of each funding of the Term Loans and a customary annual administrative fee based on the amount borrowed under the Term Loan, due on an annual basis. The customary fees on the Revolving Credit Facility include (i) an origination fee based on the commitment amount, which was paid on the closing date, (ii) an annual collateral management fee of 0.50% per annum based on the outstanding balance of the Revolving Credit Facility, payable monthly in arrears and (iii) an unused line fee of 0.50% per annum based on the average unused portion of the Revolving Credit Facility, payable monthly in arrears. The Company must also maintain a minimum balance of no less than 20% of availability under the Revolving Credit Facility or a minimum balance fee applies of 0.50% per annum. Expenses recognized for fees for the Revolving Credit Facility and Term Loans are reported in interest expense, net on the condensed consolidated statements of operations.

7. Derivative Financial Instruments

As of December 31, 2024 and September 30, 2024, derivative financial instruments on the condensed consolidated balance sheets consisted of a fixed-to-variable interest rate swap to mitigate exposure to interest rate increases related to our Term Loans (“interest rate swap”). The interest rate swap has been designated as a cash flow hedge. See Note 6 Debt for further information on our financing arrangements. The net fair value of designated hedge derivatives subject to master netting arrangements reported on the condensed consolidated balance sheets was as follows:

	Asset (Liability)
(In thousands)	Gross Recognized Amount	Gross Offset Amount	Net Amount Presented	Cash Collateral Receivable	Net Amount Reported	Balance Sheet Location
December 31, 2024
Interest rate swap	$(196)	$—	$(196)	$436	$240	Other assets, noncurrent
September 30, 2024
Interest rate swap	$(673)	$—	$(673)	$625	$(48)	Other long-term liabilities

The pretax amounts recognized in accumulated other comprehensive loss (“AOCL”) for designated hedge derivative instruments were as follows:

	Three Months Ended December 31,
(In thousands)	2024	2023
Beginning unrealized net (loss) gain in AOCL	$(673)	$183
Net gain (loss) recognized in other comprehensive (loss) income	506	(620)
Net gain (loss) reclassified into interest expense	(29)	(62)
Ending unrealized (loss) gain in AOCL	$(196)	$(499)

8. Stock-based Compensation Plans

The Company has stock-based compensation plans approved by its shareholders under which it grants stock options, restricted stock awards, restricted stock units and deferred stock units to officers, directors and key employees. Stock-based compensation expense was reported as follows in the condensed consolidated statements of operations:

	Three Months Ended December 31,
(In thousands)	2024	2023
Product costs	$59	$72
Research and development	301	370
Selling, general and administrative	1,383	1,526
Total	$1,743	$1,968

As of December 31, 2024, unrecognized compensation costs related to non-vested awards totaled approximately $9.1 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

Stock Option Awards

The Company awards stock options to officers, directors and key employees and uses the Black-Scholes option pricing model to determine the fair value of stock options as of the date of each grant. Stock option grant activity was as follows:

	Three Months Ended December 31,
	2024	2023
Stock option grant activity:
Stock options granted	-	250,000
Weighted average grant date fair value	$-	$15.82
Weighted average exercise price	$-	$33.64

Restricted Stock Awards

During the three months ended December 31, 2024, the Company did not award any shares of restricted stock. During the three months ended December 31, 2023, the Company awarded 98,000 shares of restricted stock to certain key employees and officers with a weighted average grant date fair value per share of $33.64. Restricted stock is valued based on the market value of the shares as of the date of grant.

Restricted Stock Unit Awards

During the three months ended December 31, 2024, the Company did not award any restricted stocks (“RSU’s”). During the three months ended December 31, 2023, the Company awarded 5,000 RSU’s to directors and key employees in foreign jurisdictions with a weighted average grant date fair value per unit of $33.64. RSUs are valued based on the market value of the shares as of the date of grant.

Employee Stock Purchase Plan

Our U.S. employees are eligible to participate in the amended 1999 Employee Stock Purchase Plan (“ESPP”) approved by our shareholders. During each of the three months ended December 31, 2024 and 2023 no shares were issued under the ESPP.

9. Net (Loss) Income Per Share Data

Basic net (loss) income per common share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s potentially dilutive common shares are those that result from dilutive common stock options and non-vested stock relating to restricted stock awards and RSUs.

The calculation of diluted loss per share excluded 0.1 million or less in weighted-average shares for each of the three-month periods ended December 31, 2024 and 2023, as their effect was anti-dilutive. Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended December 31,
(In thousands)	2024	2023
Basic weighted average shares outstanding	14,231	14,102
Dilutive effect of outstanding stock options, non-vested restricted stock, and non-vested restricted stock units	—	—
Diluted weighted average shares outstanding	14,231	14,102

10. Income Taxes

For interim income tax reporting, the Company estimates its full-year effective tax rate and applies it to fiscal year-to-date pretax (loss) income, excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company reported income tax expense of $(0.7) million and $(0.1) million for the three months ended December 31, 2024 and 2023, respectively.

•
Beginning in our fiscal 2023, certain research and development (“R&D”) costs are required to be capitalized and amortized over a five-year period under the Tax Cuts and Jobs Act enacted in December 2017. This change impacts the expected U.S. federal and state income tax expense and cash taxes paid and to be paid for our fiscal 2025 and 2024.
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

A valuation allowance is required to be recognized against deferred tax assets if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that all or a portion of such assets will not be realized. We apply judgment to consider the relative impact of negative and positive evidence, and the weight given to negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Objective historical evidence, such as cumulative three-year pre-tax losses adjusted for permanent adjustments, is given greater weight than subjective positive evidence, such as forecasts of future earnings. The more objective negative evidence that exists limits our ability to consider other, potentially positive, subjective evidence, such as our future earnings projections. Based on our evaluation of all available positive and negative evidence, and by placing greater weight on the objectively verifiable evidence, we determined, as of December 31, 2024 and September 30, 2024, that it is more likely than not that our net U.S. deferred tax assets will not be realized. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record additional adjustments to the valuation allowance in future reporting periods that could have a material effect on our results of operations.

Discrete tax benefits related to stock-based compensation awards vested, expired, canceled and exercised was $0.1 million or less for each of the three months ended December 31, 2024 and 2023. The total amount of unrecognized tax benefits, excluding interest and penalties that, if recognized, would affect the effective tax rate was $3.2 million and $2.8 million as of December 31, 2024 and September 30, 2024, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions, as well as several non-U.S. jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. The Internal Revenue Service commenced an examination of the Company’s fiscal 2019 U.S. federal tax return in fiscal 2022; the examination has been completed. U.S. federal income tax returns for years prior to fiscal 2020 are no longer subject to examination by federal tax authorities. For tax returns for U.S. state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2015. For tax returns for non-U.S. jurisdictions, the Company is no longer subject to income tax examination for years prior to 2020. Additionally, the Company has been indemnified of liability for any taxes relating to the fiscal 2021 acquisition of Vetex Medical Limited (“Vetex”) and the fiscal 2016 acquisitions of Creagh Medical, Ltd and NorMedix, Inc. for periods prior to the respective acquisition dates, pursuant to the terms of the related share purchase agreements. There were no undistributed earnings in foreign subsidiaries as of December 31, 2024 and September 30, 2024.

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

Vetex Acquisition. In fiscal 2021, Surmodics acquired all of the outstanding shares of Vetex with an upfront cash payment of $39.9 million. The Company paid the sellers $1.8 million in the fourth quarter of fiscal 2024. The Company is obligated to pay an additional installment of $1.8 million in fiscal 2027. An additional $3.5 million in payments is contingent upon the achievement of certain product development and regulatory milestones within a contingency period ending in fiscal 2027.

12. Segment Information

Segment revenue, operating (loss) income, and depreciation and amortization were as follows:

	Three Months Ended December 31,
(In thousands)	2024	2023
Revenue:
Medical Device	$23,281	$23,545
In Vitro Diagnostics	6,641	7,007
Total revenue	$29,922	$30,552

Operating (loss) income:
Medical Device	$161	$(224)
In Vitro Diagnostics	2,922	3,124
Total segment operating income	3,083	2,900
Corporate	(5,564)	(3,222)
Total operating (loss) income	$(2,481)	$(322)

Depreciation and amortization:
Medical Device	$1,924	$2,054
In Vitro Diagnostics	91	97
Corporate	68	182
Total depreciation and amortization	$2,083	$2,333

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

During the three months ended December 31, 2024, we incurred a total of $2.3 million in Merger-related charges, which we reported within selling, general and administrative expenses on the condensed consolidated statements of operations.

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

Conditions

The obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of closing conditions set forth in the Merger Agreement, including (1) the approval of the Company’s shareholders, (2) the expiration or termination of any waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (3) the absence of a “Company Material Adverse Effect” (as defined in the Merger Agreement) with respect to the Company and (4) other customary closing conditions, including the absence of any injunction or other legal restraint or prohibition that would prevent or prohibit the consummation of the Merger.

The Merger was approved by Surmodics’ shareholders at a special meeting on August 13, 2024. On the same date, the Company announced that it and an affiliate of Parent each received a request for additional information and documentary materials (a “Second Request”) from the U.S. Federal Trade Commission (“FTC”) in connection with the Merger. As of December 31, 2024, the Merger remains subject to the expiration or termination of a voluntary agreement with the FTC not to consummate the Merger for a period of time following substantial compliance with the Second Requests. The Company and Parent remain engaged with the FTC with the goal of consummating the Merger in accordance with the definitive agreement for the Merger in the Company’s second fiscal quarter ending March 31, 2025 if all the remaining closing conditions are satisfied.

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

The foregoing description of the Merger and the Merger Agreement does not purport to be and is not complete and is subject to and qualified in its entirety by reference to the full text of the Merger Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information management believes is useful in understanding the operating results, cash flows and financial condition of Surmodics. The discussion should be read in conjunction with both the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statement entitled “Forward-Looking Statements” located at the end of this Item 2.

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

Merger Agreement

As described more fully under Part I, Item 1, Note 13 Merger Agreement, on May 28, 2024, we entered into a Merger Agreement with BCE Parent, LLC, a Delaware limited liability company (“Parent”), and BCE Merger Sub, Inc., a Minnesota corporation and a wholly owned Subsidiary of Parent (“Merger Sub”), pursuant to which we will, subject to the terms and conditions of the Merger Agreement, be acquired by Parent for $43.00 per share in cash through the merger of Merger Sub with and into us (the “Merger”), with Surmodics as the surviving corporation and a wholly owned subsidiary of Parent. The Merger remains subject to customary closing conditions, including required regulatory approval. If the Merger is consummated, shares of our common stock will be delisted from The Nasdaq Stock Market and deregistered under the Exchange Act.

During the three months ended December 31, 2024, we incurred a total of $2.3 million in merger-related charges, which we reported within selling, general and administrative expense on the condensed consolidated statements of operations.

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

In the first quarter of fiscal 2024, we completed shipment of Abbott’s initial stocking order of commercial units of the SurVeil DCB, resulting in recognition of product sales, which included both (i) the contractual transfer price, and (ii) an estimate of Surmodics’ share of net profits resulting from product sales by Abbott to third parties. Beginning in January 2024, the SurVeil DCB is a commercial product available in the U.S. through Abbott. Throughout fiscal 2024 and the first quarter of fiscal 2025, we continued to manufacture and ship commercial units to Abbott in support of Abbott’s commercialization of the product.

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

The Pounce LP (Low Profile) Thrombectomy System is indicated for use in peripheral arterial vessels 2 mm to 4 mm in diameter, such as those found below the knee. The Pounce LP Thrombectomy System received FDA 510(k) regulatory clearance in fiscal 2023, and we began limited market evaluations of the product in the first quarter of fiscal 2024. In the third quarter of fiscal 2024, we completed limited market evaluations for the Pounce LP Thrombectomy System, and the product was commercially launched.

The Pounce XL Thrombectomy System is indicated for use in peripheral arterial vessels 5.5 mm to 10 mm in diameter, making it suitable for iliac, femoral, and other arteries within this range. The Pounce XL Thrombectomy System received FDA 510(k) regulatory clearance in the fourth quarter of fiscal 2024. We have initiated, and plan to continue, limited market evaluations of the product in the first half of fiscal 2025, with commercialization following the completion of the limited market evaluations.

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

For more information regarding our vascular intervention medical devices and performance coatings, see Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Results of Operations

Three Months Ended December 31, 2024 and 2023

Revenue. Revenue in the first quarter of fiscal 2025 was $29.9 million, a $0.6 million or 2% decrease compared to the prior-year quarter. The following is a summary of revenue streams of each reportable segment.

	Three Months Ended December 31,
(Dollars in thousands)	2024	2023	Increase/(Decrease)
Medical Device
Product sales	$10,116	$11,950	$(1,834)	(15)%
Royalties & license fees – performance coatings	9,383	8,208	1,175	14%
License fees – SurVeil DCB	1,251	971	280	29%
R&D and other	2,531	2,416	115	5%
Medical Device Revenue	23,281	23,545	(264)	(1)%
In Vitro Diagnostics
Product sales	6,432	6,877	(445)	(6)%
R&D and other	209	130	79	61%
In Vitro Diagnostics Revenue	6,641	7,007	(366)	(5)%
Total Revenue	$29,922	$30,552	$(630)	(2)%

Medical Device. Revenue in our Medical Device segment was $23.3 million in the first quarter of fiscal 2025, a 1% decrease from $23.5 million in the prior-year quarter.

•
Medical Device product sales decreased 15% to $10.1 million in the first quarter of fiscal 2025, compared to $12.0 million in the prior-year quarter. Product sales decreased driven primarily by a decline in SurVeil commercial revenue as the prior year quarter benefited from the initial stocking order shipments of the SurVeil DCB to Abbott, the Company’s exclusive distribution partner for the product, partially offset by continued growth of the Pounce thrombectomy device platform.

Based on forecasts that we have received from Abbott for purchases of SurVeil DCB products, we expect product revenue for our SurVeil DCB products to decline by approximately $6.0 million in fiscal 2025 from their fiscal 2024 level. We do not expect any increases in sales from our Pounce thrombectomy device platform to fully offset that decrease.

•
Performance coating royalties and license fee revenue increased 14% to $9.4 million in the first quarter of fiscal 2025, compared to $8.2 million in the prior-year quarter. The year-over-year growth in performance coating royalties and license fee revenue was primarily driven by continued growth in customer utilization of our Serene™ hydrophilic coating.
•
SurVeil DCB license fee revenue under the Abbott Agreement was $1.3 million in the first quarter of fiscal 2025 compared to $1.0 million in the first quarter of fiscal 2024.

We anticipate completion of the TRANSCEND pivotal clinical trial in the second quarter of fiscal 2025. Consequently, we expect SurVeil DCB license fee revenue to decline by $3.6 million in fiscal 2025, compared to fiscal 2024, with no further recognition of SurVeil DCB license fee revenue subsequent to March 31, 2025.

•
Medical Device research and development (“R&D”) and other revenue increased to $2.5 million in the first quarter of fiscal 2025, compared to $2.4 million in the prior-year quarter, primarily driven by increased customer development programs.

In Vitro Diagnostics. Revenue in our In Vitro Diagnostics (“IVD”) segment was $6.6 million in the first quarter of fiscal 2025, a 5% decrease from $7.0 million in the prior-year quarter.

•
IVD product sales decreased 6% to $6.4 million in the first quarter of fiscal 2025, compared to $6.9 million in the prior-year quarter, primarily driven by unfavorable order timing for distributed antigen and diagnostic test chemical components.
•
IVD R&D and other revenue of $0.2 million in the first quarter of fiscal 2025 increased slightly compared to $0.1 million in the prior-year quarter, primarily driven by customer development projects.

Operating Costs and Expenses. Product sales, product costs, product gross profit, product gross margin, and operating costs were as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2024	2023	Increase/(Decrease)
Product sales	$16,548	$18,827	$(2,279)	(12)%
Product costs	7,425	8,803	(1,378)	(16)%
Product gross profit (1)	9,123	10,024	(901)	(9)%
% Product gross margin (2)	55.1%	53.2%	1.9	ppt
R&D expense	8,941	8,664	277	3%
% Total revenue	30%	28%
SG&A expense	15,174	12,537	2,637	21%
% Total revenue	51%	41%
Acquired intangible asset amortization	863	870	(7)	(1)%
(1)
Product gross profit is defined as product sales less related product costs.
(2)
Product gross margin is defined as product gross profit as a percentage of product sales.

Product Gross Profit and Product Gross Margins. Product gross profit decreased $0.9 million, or 9%, in the first quarter of fiscal 2025, compared to the prior-year quarter. Product gross margins were 55.1% and 53.2% in the first quarter of fiscal 2025 and fiscal 2024, respectively. The year-over-year increase in product gross margins was primarily driven by favorable product mix of higher margin products partially offset by production inefficiencies, including the expiration of inventory related to our vascular intervention medical devices.

For the remainder of fiscal 2025, we expect product gross profit and product gross margin to decline, compared to their fiscal 2024 levels, primarily due to the expected decline in fiscal 2025 SurVeil DCB product revenue resulting in under-absorption and production inefficiencies associated with below-scale production, including potential expiration of inventory. We do not expect any increases in product gross profit from our Pounce thrombectomy device platform to fully offset that decrease.

R&D Expense. R&D expense increased 3%, or $0.3 million, in the first quarter of fiscal 2025 to $8.9 million, compared to $8.7 million in the prior-year quarter. R&D expense as a percentage of revenue was 30% and 28% in the first quarter of fiscal 2025 and 2024, respectively. For the first quarter of fiscal 2025, the year-over-year increase in R&D expense was primarily driven by higher compensation expenses to support our continued investment in medical devices, including our Pounce thrombectomy and Sublime radial access product platforms.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense increased 21%, or $2.6 million, in the first quarter of fiscal 2025, compared to the prior-year quarter. SG&A expense as a percentage of revenue was 51% and 41% in the first quarter of fiscal 2025 and 2024, respectively. The year-over-year increase in SG&A expense in the first quarter of fiscal 2025 was primarily driven by $2.3 million in merger-related charges.

Acquired Intangible Asset Amortization. We have previously acquired certain intangible assets through business combinations, which are amortized over periods ranging from seven to 14 years.

Other Expense. Major classifications of other expense were as follows:

	Three Months Ended December 31,
(In thousands)	2024	2023
Interest expense, net	$(882)	$(896)
Foreign exchange gain (loss)	32	(45)
Investment income, net	387	539
Other expense, net	$(463)	$(402)

Interest expense, net in the first quarter of fiscal 2025 was relatively consistent with the same prior-year period. Refer to “Liquidity and Capital Resources” for further discussion of financing arrangements and expectations for fiscal 2025 interest expense. Foreign currency exchange gains (losses) result primarily from the impact of U.S. dollar to Euro exchange rate fluctuations on certain intercompany transactions and balances. Investment income, net decreased in the first quarter of fiscal 2025, compared to the same prior-year period, due to decreased investments in available-for-sale securities and lower interest rates.

Income Taxes. (Loss) income before income taxes, income tax expense and our effective tax rate were as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2024	2023
(Loss) income before income taxes	$(2,944)	$(724)
Income tax expense	(707)	(62)
Effective tax rate	(24)%	(9)%

Several factors impacted income taxes and our effective tax rate:

•
Beginning in our fiscal 2023, certain R&D costs are required to be capitalized and amortized over a five-year period under the Tax Cuts and Jobs Act enacted in December 2017. This change impacts the expected U.S. federal and state income tax expense and cash taxes paid and to be paid for our fiscal 2025 and fiscal 2024.
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

Segment Operating Results

Operating results for each of our reportable segments were as follows:

	Three Months Ended December 31,
(In thousands)	2024	2023	$ Change
Operating (loss) income:
Medical Device	$161	$(224)	$385
In Vitro Diagnostics	2,922	3,124	(202)
Total segment operating income	3,083	2,900	183
Corporate	(5,564)	(3,222)	(2,342)
Total operating (loss) income	$(2,481)	$(322)	$(2,159)

Medical Device. Our Medical Device business reported operating income of $0.2 million in the first quarter of fiscal 2025, compared to an operating loss of $(0.2) million in the prior-year quarter, representing 1% and (1)% of revenue, respectively.

•
Performance coating royalties and license fee revenue increased 14% to $9.4 million in the first quarter of fiscal 2025, compared to $8.2 million in the prior-year quarter.

•
Medical Device operating expenses, excluding product costs, increased $0.4 million year-over-year in the first quarter of fiscal 2025.

R&D expenditures in our Medical Device segment increased $0.1 million year-over-year in the first quarter of fiscal 2025 primarily driven by higher compensation expenses to support our continued investment in medical devices, including our Pounce thrombectomy and Sublime radial access product platforms.

SG&A expense in our Medical Device segment increased $0.3 million in the first quarter of fiscal 2025, compared to the prior-year quarter, primarily driven by higher compensation expenses.

•
Medical Device product gross profit decreased $0.8 million in the first quarter of fiscal 2025 , compared to the prior-year quarter, primarily driven by a decline in SurVeil commercial revenue as the year-ago-period benefited from the initial stocking order shipments of the SurVeil DCB to Abbott, the Company’s exclusive distribution partner for the product, offset by continued growth of the Pounce thrombectomy device platform. Medical Device product gross margins were 49.3% and 48.6% in the first quarter of fiscal 2025 and 2024, respectively.

In Vitro Diagnostics. Our In Vitro Diagnostics business reported operating income of $2.9 million and $3.1 million in the first quarter of fiscal 2025 and 2024, respectively, representing 44% and 45% of revenue, respectively.

•
IVD product gross profit decreased $0.1 million in the first quarter of fiscal 2025, compared to the prior-year quarter, primarily driven by unfavorable order timing for distributed antigen and diagnostic test chemical components. IVD product gross margins were 64.3% and 61.4% in the first quarter of fiscal 2025 and 2024, respectively. The gross margins increased primarily due to favorable product mix.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive management, corporate accounting, information technology, legal, human resources and Board of Directors related fees and expenses, which we do not fully allocate to the Medical Device and IVD segments. Corporate also includes expenses, such as litigation and merger-and-acquisition-related costs, which are not specific to a segment and thus not allocated to our reportable segments. The unallocated Corporate operating loss was $(5.6) million and $(3.2) million in the first quarter of fiscal 2025 and 2024, respectively. The year-over-year increase in Corporate operating loss in the first quarter of fiscal 2025 was primarily driven by $2.3 million in Merger-related charges reported in SG&A expense.

Cash Flow Operating Results

The following is a summary of cash flow results:

	Three Months Ended December 31,
(In thousands)	2024	2023
Cash (used in) provided by:
Operating activities	$(7,894)	$(8,792)
Investing activities	3,698	(8,470)
Financing activities	(1,203)	(1,049)
Effect of exchange rate changes on cash and cash equivalents	(571)	247
Net change in cash and cash equivalents	$(5,970)	$(18,064)

Operating Activities. Cash used in operating activities was $(7.9) million in the first three months of fiscal 2025, compared to $(8.8) million in the same prior-year period. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

•
Cash provided in accounts receivable and contract assets was $0.4 million in the first three months of fiscal 2025, compared to cash used of $(3.4) million in the same prior-year period. The year-over-year decrease in cash used was primarily driven by a decline in Medical Device product sales, from the initial stocking order shipments of the SurVeil DCB to Abbott. as well as a decline in IVD product sales, primarily driven by unfavorable order timing for distributed antigen and diagnostic test chemical components.
•
Cash used in deferred revenue was $(1.4) million in the first three months of fiscal 2025, compared to cash used of $(1.1) million in the same prior-year period, primarily related to the recognition of SurVeil DCB license fees.
•
Cash used in accrued liabilities was $(7.4) million in the first three months of fiscal 2025, compared to cash used of $(7.1) million in the same prior-year period, primarily related to the Company annual incentive plan.

•
In addition, income taxes affected the change in operating assets and liabilities. In the first three months of fiscal 2025, the change in operating assets and liabilities included cash provided by income taxes of $0.7 million.

Investing Activities. Cash (used in) provided by investing activities totaled $3.7 million in the first three months of fiscal 2025, compared to cash used of $(8.5) million in the same prior-year period.

•
Net purchases and maturities of available-for-sale investments were a source (use) of cash totaling $4.0 million and $(7.8) million in the first three months of fiscal 2025 and 2024, respectively.
•
We invested $0.3 million and $0.7 million in property and equipment in the first three months of fiscal 2025 and 2024, respectively.

Financing Activities. Cash (used in) provided by financing activities totaled $(1.2) million and $(1.0) million in the first three months of fiscal 2025 and 2024, respectively.

•
In the first three months of fiscal 2025 and 2024, we paid $1.3 million and $1.0 million, respectively, to purchase common stock to pay employee taxes resulting from the vesting of stock awards and the exercise of stock options.
•
In the first three months of fiscal 2025 and 2024, we generated $0.1 million and $0.0 million, respectively, from the sale of common stock related to our stock-based compensation plans.

Liquidity and Capital Resources

As of December 31, 2024, working capital totaled $58.7 million, a decrease of $2.1 million from $60.8 million as of September 30, 2024. We define working capital as current assets minus current liabilities. Cash and cash equivalents and available-for-sale investments totaled $30.1 million as of December 31, 2024, a decrease of $10.0 million from $40.1 million as of September 30, 2024.

The Company proactively manages its access to capital to support liquidity and continued growth. On October 14, 2022, Surmodics entered into a new, five-year secured credit agreement with MidCap, which consisted of up to $100 million in term loans ($25 million of which was at the sole discretion of MidCap and $50 million of which was an additional loan commitment that expired undrawn by the Company on December 31, 2024) and a $25 million revolving credit facility. At close, the Company drew $25 million on the term loan and $5 million on the revolving credit facility. These proceeds were partially used to retire the Company’s then existing $25 million revolving credit facility with Bridgewater Bank, of which $10 million was outstanding. Upon closing in October 2022, the Company’s cash balance increased by $19.3 million. In fiscal 2025, the Company expects total interest expense under the credit agreement with MidCap to be approximately $3.5 million.

•
Revolving Credit Facility. Surmodics has access to a revolving credit facility, which provides for maximum availability of $25 million, subject to a borrowing base. As of December 31, 2024, the outstanding balance on the revolving credit facility was $5 million. As of December 31, 2024, additional, incremental availability on the revolving credit facility was approximately $14.0 million, based on borrowing base eligibility requirements consisting primarily of the Company’s inventory, accounts receivable and contract asset balances. The revolving credit facility has an annual interest rate equal to 3.00% plus the greater of Term SOFR (as defined in the credit agreement) or 1.50%, and has a maturity date of October 1, 2027.
•
Term Loan. As of December 31, 2024, the outstanding principal on the term loan was $25 million. The credit agreement with MidCap calls for interest-only payments on the term loan over the first four years, which can be extended to five years if certain criteria are met. The Company has entered into an interest rate swap arrangement with Wells Fargo Bank, N.A., whereby the $25 million borrowing on the term loan’s variable base rate was fixed at 10.205% per annum for the five-year loan term. The term loan has a maturity date of October 1, 2027.

As of December 31, 2024, the Company’s shelf registration statement with the SEC allows the Company to offer potentially up to $200 million in debt securities, common stock, preferred stock, warrants, and other securities or any such combination of such securities in amounts, at prices, and on terms announced if and when the securities are ever offered. This shelf registration statement expires in May 2026.

In fiscal 2025, we anticipate SG&A and R&D expenses will continue to be significant, primarily related to medical device sales and product development, including continued investment in our Pounce and Sublime product platforms. We believe that our existing cash and cash equivalents, which totaled $30.1 million as of December 31, 2024, together with cash flow from operations and our revolving credit facility, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for fiscal 2025. There can be no assurance, however, that our business will continue to generate cash flows at historic levels.

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

Customer Concentrations

We have agreements with a diverse base of customers and certain customers have multiple products using our technology. Abbott and Medtronic are our largest customers, comprising 16% and 12%, respectively, of our consolidated revenue for fiscal 2024. Abbott and Medtronic each comprised approximately 12%, of our consolidated revenue for the three months ended December 31, 2024.

Critical Accounting Policies and Significant Estimates

Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. For the three months ended December 31, 2024, there were no significant changes in our critical accounting policies. For a detailed description of our other critical accounting policies and significant estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Forward-looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, our strategies for growth and profitability; statements about the Merger and its effects; the expected duration of limited market evaluations and product commercialization following limited market evaluations; the promising signals of potential performance of our Sundance DCB; plans to evaluate our strategy for further clinical investment in the Sundance DCB; expected product revenue from SurVeil DCB products; any increase in Pounce thrombectomy platform product sales revenues or gross profits; future gross profits and gross margins; future revenue growth, our longer-term valuation-creation strategy, and our future potential; information about our product pipeline; future gross margins, operating expenses, and capital expenditures; the potential impact of a shift in revenue mix towards sales of medical devices; estimated future amortization expense; expectations regarding operating expenses and their impact on our cash flows; the period over which unrecognized compensation costs is expected to be recognized; the expected completion timeframe for the TRANSCEND clinical trial; the period over which deferred revenue related to the Abbott Agreement is expected to be recognized; anticipated cash requirements; the intended use of remaining proceeds of our borrowing under the MidCap Credit Agreement; future cash flows and sources of funding, and their ability together with existing cash, and cash equivalents, to provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for fiscal 2025; statements regarding cash requirements beyond fiscal 2025; expectations regarding capital available under our secured revolving credit facility; expectations regarding the maturity of debt; future impacts of our interest rate swap transactions; our expected interest expense in fiscal 2025 under the MidCap Credit Agreement; the impact of potential lawsuits or claims; the potential impact of interest rate fluctuations on our results of operations and cash flows; the impact of potential change in raw material prices, sources of raw materials and our ability to manufacture raw materials ourselves; the potential impact on the Company of currency fluctuations; future income tax (expense) benefit; expected income tax expense and cash taxes to be paid; the likelihood that we will realize the benefits of our deferred tax assets; and the impact of the adoption of new accounting pronouncements. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent our expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from our forward-looking statements, such factors include, among others:

1.
risks related to the Merger, including (1) risks related to the consummation of the Merger, including the risks that (a) the Merger may not be consummated within the anticipated time period, or at all, (b) the parties may fail to secure the termination or expiration of any waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (c) other conditions to the consummation of the Merger under the Merger Agreement may not be satisfied, including the absence of any injunction or other legal restraint or prohibition that would prevent or prohibit the consummation of the Merger, such as the voluntary agreement being in effect with the U.S. Federal Trade Commission (d) all or part of Parent’s financing may not become available, and (e) the significant limitations on remedies contained in the Merger Agreement may limit or entirely prevent the Company from specifically enforcing Parent’s obligations under the Merger Agreement or recovering damages for any breach by Parent; (2) the effects that any termination of the Merger Agreement may have on the Company or its business, including the risks that (a) the Company’s stock price may decline significantly if the Merger is not completed, (b) the Merger Agreement may be terminated in circumstances requiring the Company to pay Parent a termination fee of $20,380,000, or (c) the circumstances of the termination, including the possible imposition of a 12-month tail period during which the termination fee could be payable upon certain subsequent transactions, may have a chilling effect on alternatives to the Merger; (3) the effects that the announcement or pendency of the Merger may have on the Company and its business, including the risks that as a result (a) the Company’s business, operating results or stock price may suffer, (b) the Company’s current plans and operations may be disrupted, (c) the Company’s ability to retain or recruit key employees may be adversely affected, (d) the Company’s business relationships (including, customers, franchisees and suppliers) may be adversely affected, or (e) the Company’s management’s or employees’ attention may be diverted from other important matters; (4) the effect of limitations that the Merger Agreement places on the Company’s ability to operate its business, return capital to shareholders or engage in alternative transactions; (5) the nature, cost and outcome of pending and future litigation and other legal proceedings, including any such proceedings related to the Merger and instituted against the Company and others; (6) the risk that the Merger and related transactions may involve unexpected costs, liabilities or delays; and (7) other risks, including our ability to sign new license agreements, conduct clinical evaluations, and bring new products to market;
2.
ongoing operating losses, interest expense, and failure to generate cash flows from operations, which could impact expected expenditures and investments in growth initiatives;
3.
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
4.
our ability to successfully manufacture at commercial volumes our SurVeil DCB products;
5.
our ability to successfully develop, obtain and maintain regulatory approval for, commercialize, and manufacture at commercial volumes our other DCB products;
6.
general economic conditions that are beyond our control, such as the impacts of recessions, inflation, rising interest rates, customer mergers and acquisitions, business investment, changes in consumer confidence, and medical epidemics or pandemics such as the COVID-19 pandemic, which negatively impacted our business and results of operations;
7.
our ability to successfully and profitably commercialize our vascular intervention products, including our Pounce Venous Thrombectomy System, through our direct salesforce, or otherwise;
8.
our ability to comply with the terms of our secured revolving credit facility and secured term loan facilities;
9.
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
10.
whether operating expenses that we incur related to the development and commercialization of new technologies and products are effective;

11.
our ability to successfully perform product development activities, the related research and development expense impact, and governmental and regulatory compliance activities, with which we do not have extensive experience;
12.
impairment of goodwill and intangible assets or the establishment of reserves against other assets on our balance sheets; and
13.
other factors described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, which you are encouraged to read carefully.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of interest-bearing corporate debt securities with varying maturity dates, which generally are less than one year. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. As of December 31, 2024, we did not hold any available-for-sale debt securities. Therefore, interest rate fluctuations relating to investments would have an insignificant impact on our results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements and commercial paper instruments.

Loans under the Midcap Credit Agreement bear interest at floating rates tied to Term SOFR. As a result, changes in Term SOFR can affect our results of operations and cash flows to the extent we do not have effective interest rate swap arrangements in place. On October 14, 2022, we entered into a five-year interest rate swap transaction with Wells Fargo Bank, N.A. with respect to $25.0 million of notional value of the term loans funded under the MidCap Credit Agreement. The interest rate swap transaction fixes at 4.455% the one-month Term SOFR portion of interest rate under the $25.0 million term loan such that the interest rate on $25.0 million of the term loan will be 10.205% through its maturity. We have no other swap arrangements in place for any other loans under the Midcap Credit Agreement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the “Certifying Officers,” carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Company’s Certifying Officers concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company has been involved in various legal actions involving its operations, products and technologies, including intellectual property and employment disputes.

Item 1A. Risk Factors

The information presented below updates, and should be read in conjunction with, the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission on November 20, 2024, under Part I, Item 1A, “Risk Factors.” Such risks could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. Except as presented below, there were no other significant changes in our risk factors during the quarter ended December 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the information with respect to purchases made by or on behalf of Surmodics, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended December 31, 2024.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period:
October 1 – 31, 2024	63	$37.59	—	$25,300,000
November 1 – 30, 2024	20,505	39.45	—	25,300,000
December 1 – 31, 2024	12,448	39.91	—	25,300,000
Total	33,016	39.62	—
(1)
All shares reported were delivered by employees in connection with the satisfaction of tax withholding obligations related to the vesting of shares of restricted stock.

The Company has an aggregate of $25.3 million available for future common stock purchases under the current authorizations. The MidCap Credit Agreement restricts our ability to repurchase our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

3.1	Restated Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on July 29, 2016.

3.2	Restated Bylaws of Surmodics, Inc., as amended August 27, 2024 – incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2024.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 30, 2025	Surmodics, Inc.

	By:	/s/ Timothy J. Arens
Timothy J. Arens
Senior Vice President of Finance and Chief Financial Officer

(duly authorized signatory and principal financial officer)