Form 10-Q
period 2025-03-31
SURMODICS INC
filed 2025-04-30
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares of the registrant’s Common Stock, $0.05 par value per share, as of April 25, 2025 was 14,299,266.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2025	2024
(In thousands, except per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$29,183	$36,115
Available-for-sale securities	1,965	3,997
Accounts receivable, net of allowances of $193 and $144 as of March 31, 2025 and September 30, 2024, respectively	11,589	13,292
Contract assets	9,697	9,872
Inventories	16,060	15,168
Prepaids and other	3,253	2,860
Total Current Assets	71,747	81,304
Property and equipment, net	23,281	24,956
Intangible assets, net	21,088	23,569
Goodwill	43,660	44,640
Other assets	3,438	4,093
Total Assets	$163,214	$178,562
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,387	$2,786
Accrued liabilities:
Compensation	6,259	11,099
Accrued other	3,966	3,795
Deferred revenue	338	1,619
Income tax payable	—	1,244
Total Current Liabilities	13,950	20,543
Long-term debt, net	29,628	29,554
Deferred income taxes	1,607	1,785
Other long-term liabilities	7,783	7,783
Total Liabilities	52,968	59,665
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Series A Preferred stock — $.05 par value, 450 shares authorized; no shares issued and outstanding	—	—
Common stock — $.05 par value, 45,000 shares authorized; 14,299 and 14,325 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	715	716
Additional paid-in capital	46,547	44,594
Accumulated other comprehensive loss	(3,869)	(2,126)
Retained earnings	66,853	75,713
Total Stockholders’ Equity	110,246	118,897
Total Liabilities and Stockholders’ Equity	$163,214	$178,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Revenue:
Product sales	$14,993	$18,099	$31,541	$36,926
Royalties and license fees	9,907	11,411	20,541	20,590
Research, development and other	3,185	2,448	5,925	4,994
Total revenue	28,085	31,958	58,007	62,510
Operating costs and expenses:
Product costs	7,830	7,101	15,255	15,904
Research and development	8,367	10,229	17,308	18,893
Selling, general and administrative	15,045	13,093	30,219	25,630
Acquired intangible asset amortization	853	876	1,716	1,746
Total operating costs and expenses	32,095	31,299	64,498	62,173
Operating (loss) income	(4,010)	659	(6,491)	337
Other expense, net:
Interest expense, net	(855)	(881)	(1,737)	(1,777)
Foreign exchange loss	(70)	(72)	(38)	(117)
Investment income, net	253	460	640	999
Other expense, net	(672)	(493)	(1,135)	(895)
(Loss) income before income taxes	(4,682)	166	(7,626)	(558)
Income tax benefit (expense)	(527)	81	(1,234)	19
Net (loss) income	$(5,209)	$247	$(8,860)	$(539)

Basic net (loss) income per share	$(0.36)	$0.02	$(0.62)	$(0.04)
Diluted net (loss) income per share	$(0.36)	$0.02	$(0.62)	$(0.04)

Weighted average number of shares outstanding:
Basic	14,278	14,152	14,255	14,127
Diluted	14,278	14,182	14,255	14,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
(In thousands)	(Unaudited)		(Unaudited)
Net (loss) income	$(5,209)	$247	$(8,860)	$(539)
Other comprehensive (loss) income:
Derivative instruments:
Unrealized net (loss) gain	(194)	426	312	(194)
Net gain (loss) reclassified to earnings	3	(62)	(26)	(124)
Net changes related to available-for-sale securities, net of tax	(4)	2	(4)	(6)
Foreign currency translation adjustments	2,469	(1,464)	(2,025)	1,333
Other comprehensive (loss) income	2,274	(1,098)	(1,743)	1,009
Comprehensive (loss) income	$(2,935)	$(851)	$(10,603)	$470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

	Three Months Ended March 31, 2025 and 2024
	(Unaudited)			Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 31, 2024	14,294	$715	$45,135	$(6,143)	$72,062	$111,769
Net loss	—	—	—	—	(5,209)	(5,209)
Other comprehensive income, net of tax	—	—	—	2,274	—	2,274
Issuance of common stock	(2)	—	—	—	—	—
Common stock options exercised, net	7	—	62	—	—	62
Purchase of common stock to pay employee taxes	—	—	(14)	—	—	(14)
Stock-based compensation	—	—	1,364	—	—	1,364
Balance at March 31, 2025	14,299	$715	$46,547	$(3,869)	$66,853	$110,246

Balance at December 31, 2023	14,235	$712	$37,621	$(2,652)	$86,469	$122,150
Net income	—	—	—	—	247	247
Other comprehensive loss, net of tax	—	—	—	(1,098)	—	(1,098)
Issuance of common stock	19	1	449	—	—	450
Common stock options exercised, net	6	1	80	—	—	81
Purchase of common stock to pay employee taxes	—	(1)	(5)	—	—	(6)
Stock-based compensation	—	—	2,126	—	—	2,126
Balance at March 31, 2024	14,260	$713	$40,271	$(3,750)	$86,716	$123,950

	Six Months Ended March 31, 2025 and 2024
	(Unaudited)			Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at September 30, 2024	14,325	$716	$44,594	$(2,126)	$75,713	$118,897
Net loss	—	—	—	—	(8,860)	(8,860)
Other comprehensive loss, net of tax	—	—	—	(1,743)	—	(1,743)
Issuance of common stock	(3)	—	—	—	—	—
Common stock options exercised, net	10	1	168	—	—	169
Purchase of common stock to pay employee taxes	(33)	(2)	(1,322)	—	—	(1,324)
Stock-based compensation	—	—	3,107	—	—	3,107
Balance at March 31, 2025	14,299	$715	$46,547	$(3,869)	$66,853	$110,246

Balance at September 30, 2023	14,155	$708	$36,706	$(4,759)	$87,255	$119,910
Net loss	—	—	—	—	(539)	(539)
Other comprehensive income, net of tax	—	—	—	1,009	—	1,009
Issuance of common stock	121	6	444	—	—	450
Common stock options exercised, net	13	1	119	—	—	120
Purchase of common stock to pay employee taxes	(29)	(2)	(1,092)	—	—	(1,094)
Stock-based compensation	—	—	4,094	—	—	4,094
Balance at March 31, 2024	14,260	$713	$40,271	$(3,750)	$86,716	$123,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2025	2024
(In thousands)	(Unaudited)
Operating Activities:
Net loss	$(8,860)	$(539)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,222	4,429
Stock-based compensation	3,107	4,094
Noncash lease expense	420	397
Amortization of debt issuance costs	151	144
Provision for credit losses	49	27
Deferred taxes	(121)	(189)
Other	5	(268)
Change in operating assets and liabilities:
Accounts receivable and contract assets	2,009	(4,337)
Inventories	(892)	(565)
Prepaids and other	793	2,740
Accounts payable	329	4
Accrued liabilities	(5,801)	(5,007)
Income taxes	(1,075)	(279)
Deferred revenue	(1,281)	(2,028)
Net cash (used in) provided by operating activities	(6,945)	(1,377)
Investing Activities:
Purchases of property and equipment	(621)	(1,991)
Purchases of available-for-sale securities	(1,961)	(13,682)
Maturities of available-for-sale securities	4,000	10,000
Net cash (used in) provided by investing activities	1,418	(5,673)
Financing Activities:
Issuance of common stock	169	570
Payments for taxes related to net share settlement of equity awards	(1,324)	(1,093)
Payments for acquisition of in-process research and development	—	(931)
Net cash (used in) provided by financing activities	(1,155)	(1,454)
Effect of exchange rate changes on cash and cash equivalents	(250)	115
Net change in cash and cash equivalents	(6,932)	(8,389)
Cash and Cash Equivalents:
Beginning of period	36,115	41,419
End of period	$29,183	$33,030
Supplemental Information:
Cash paid for income taxes	$2,331	$338
Cash paid for interest	1,471	1,518
Noncash investing and financing activities:
Acquisition of property and equipment	330	227
Right-of-use assets obtained in exchange for operating lease liabilities	—	845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended March 31, 2025

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

On May 28, 2024, Surmodics entered into a Merger Agreement (the “Merger Agreement”) with BCE Parent, LLC, a Delaware limited liability company (“Parent”), and BCE Merger Sub, Inc., a Minnesota corporation and a wholly owned Subsidiary of Parent (“Merger Sub”), pursuant to which Surmodics will, subject to the terms and conditions thereof, be acquired by Parent for $43.00 per share in cash through the merger of Merger Sub with and into the Company (the “Merger”), with the Company as the surviving corporation and a wholly owned subsidiary of Parent. See Note 13 Merger Agreement for additional information about the Merger Agreement and Note 14 Federal Trade Commission Legal Proceedings for additional information about litigation related to the Merger.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The results of operations for the three and six months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the entire 2025 fiscal year.

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

2. Revenue

The following table is a disaggregation of revenue within each reportable segment.

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Medical Device
Product sales	$7,714	$11,100	$17,830	$23,050
Royalties & license fees – performance coatings	9,642	10,323	19,025	18,531
License fees – SurVeil DCB	265	1,088	1,516	2,059
Research, development and other	3,088	2,315	5,619	4,731
Medical Device Revenue	20,709	24,826	43,990	48,371
In Vitro Diagnostics
Product sales	7,279	6,999	13,711	13,876
Research, development and other	97	133	306	263
In Vitro Diagnostics Revenue	7,376	7,132	14,017	14,139
Total Revenue	$28,085	$31,958	$58,007	$62,510

Contract assets totaled $10.2 million and $10.6 million as of March 31, 2025 and September 30, 2024, respectively, and were reported in contract assets, current and other assets, noncurrent (Note 5) on the condensed consolidated balance sheets. Fluctuations in the balance of contract assets result primarily from (i) fluctuations in the sales volume of performance coating royalties and license fees earned, but not collected, at each balance sheet date due to payment timing and contractual changes in the normal course of business; and (ii) starting in fiscal 2024, sales-based profit-sharing earned, but not collected, related to a collaborative arrangement (Note 3).

Deferred revenue totaled $0.3 million and $1.6 million as of March 31, 2025 and September 30, 2024, respectively, on the condensed consolidated balance sheets and was primarily related to a collaborative arrangement (Note 3). For the six months ended March 31, 2025 and 2024, the total amount of revenue recognized that was included in the respective beginning of fiscal year balances of deferred revenue on the condensed consolidated balance sheets totaled $1.5 million and $2.2 million, respectively.

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

License fee revenue on milestone payments received under the Abbott Agreement was recognized using the cost-to-cost method based on total costs incurred relative to total expected costs for the TRANSCEND pivotal clinical trial. See Note 2 Revenue for SurVeil DCB license fee revenue recognized in our Medical Device reportable segment.

As of March 31, 2025, the Company did not have deferred revenue on the condensed consolidated balance sheets, from upfront and milestone payments received under the Abbott Agreement. The Company completed its remaining performance obligations and recognized the remaining deferred revenue in the second quarter of fiscal 2025 as services, principally the TRANSCEND pivotal clinical trial, were completed.

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

4. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy were as follows:

	March 31, 2025
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents (1)	$—	$22,251	$—	$22,251
Available-for-sale securities (1)	—	1,965	—	1,965
Total assets	$—	$24,216	$—	$24,216

Liabilities
Interest rate swap (2)	—	387	—	387
Total liabilities	$—	$387	$—	$387

	September 30, 2024
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents (1)	$—	$29,334	$—	$29,334
Available-for-sale securities (1)	—	3,997	—	3,997
Total assets	$—	$33,331	$—	$33,331

Liabilities
Interest rate swap (2)	$—	$673	$—	$673
Total liabilities	$—	$673	$—	$673
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

5. Supplemental Balance Sheet Information

Investments — Available-for-sale Securities

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities were as follows:

	March 31, 2025
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper and corporate bonds	$1,966	$—	$(1)	$1,965
Available-for-sale securities	$1,966	$—	$(1)	$1,965

	September 30, 2024
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper and corporate bonds	$3,997	$—	$—	$3,997
Available-for-sale securities	$3,997	$—	$—	$3,997

Inventories

Inventories consisted of the following components:

	March 31,	September 30,
(In thousands)	2025	2024
Raw materials	$8,407	$8,505
Work-in process	2,213	2,476
Finished products	5,440	4,187
Inventories	$16,060	$15,168

Prepaids and Other Assets, Current

Prepaids and other current assets consisted of the following:

	March 31,	September 30,
(In thousands)	2025	2024
Prepaid expenses and other	$3,148	$2,752
Irish research and development credits receivable	105	108
Prepaids and other	$3,253	$2,860

Intangible Assets

Intangible assets consisted of the following:

	March 31, 2025
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	9.3	$11,517	$(10,959)	$558
Developed technology	11.9	34,563	(15,280)	19,283
Patents and other	14.9	2,338	(1,671)	667
Total definite-lived intangible assets		48,418	(27,910)	20,508
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Intangible assets, net		$48,998	$(27,910)	$21,088

	September 30, 2024
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	9.3	$11,870	$(10,844)	$1,026
Developed technology	11.9	35,433	(14,222)	21,211
Patents and other	14.9	2,338	(1,586)	752
Total definite-lived intangible assets		49,641	(26,652)	22,989
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Intangible assets, net		$50,221	$(26,652)	$23,569

Intangible asset amortization expense was $0.9 million for each of the three months ended March 31, 2025 and 2024 and $1.8 million and $1.9 million for the six months ended March 31, 2025 and 2024, respectively. Based on the intangible assets in service as of March 31, 2025, estimated amortization expense for future fiscal years was as follows:

(In thousands)
Remainder of 2025	$1,854
2026	2,832
2027	2,582
2028	2,572
2029	2,572
2030	2,346
Thereafter	5,750
Definite-lived intangible assets	$20,508

Future amortization amounts presented above are estimates. Actual future amortization expense may be different as a result of future acquisitions, impairments, changes in amortization periods, foreign currency translation rates, or other factors.

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	In Vitro Diagnostics	Medical Device	Total
Goodwill as of September 30, 2024	$8,010	$36,630	$44,640
Currency translation adjustment		(980)	(980)
Goodwill as of March 31, 2025	$8,010	$35,650	$43,660

Other Assets, Noncurrent

Other noncurrent assets consisted of the following:

	March 31,	September 30,
(In thousands)	2025	2024
Operating lease right-of-use assets	$2,608	$3,028
Contract asset (1)	465	689
Other	365	376
Other assets	$3,438	$4,093
(1)
As of March 31, 2025 and September 30, 2024, the noncurrent portion of the contract asset associated with estimated SurVeil DCB profit-sharing (Note 3).

Accrued Other Liabilities

Accrued other liabilities consisted of the following:

	March 31,	September 30,
(In thousands)	2025	2024
Accrued professional fees	$938	$563
Accrued clinical study expense	—	499
Accrued purchases	962	1,023
Operating lease liabilities, current portion	1,036	1,040
Other	1,030	670
Total accrued other liabilities	$3,966	$3,795

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	March 31,	September 30,
(In thousands)	2025	2024
Deferred consideration (1)	$1,677	$1,661
Unrecognized tax benefits (2)	3,355	3,176
Operating lease liabilities, less current portion	2,144	2,648
Other	607	298
Other long-term liabilities	$7,783	$7,783
(1)
Deferred consideration consisted of the present value of a guaranteed payment to be made in connection with the fiscal 2021 Vetex acquisition (Note 11).
(2)
Balance of unrecognized tax benefits includes accrued interest and penalties, if applicable (Note 10).

6. Debt

Debt consisted of the following:

	March 31,	September 30,
(In thousands)	2025	2024
Revolving Credit Facility, Term SOFR + 3.00%, maturing October 1, 2027	$5,000	$5,000
Tranche 1 Term Loans, Term SOFR +5.75%, maturing October 1, 2027	25,000	25,000
Long-term debt, gross	30,000	30,000
Less: Unamortized debt issuance costs	(372)	(446)
Long-term debt, net	$29,628	$29,554

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

The MidCap Credit Agreement also provided for up to $75 million in term loans (the “Term Loans”), consisting of a $25.0 million Tranche 1 (“Tranche 1”) and a $50.0 million Tranche 2 (“Tranche 2”), which was available until December 31, 2024. The Company did not draw any amounts under Tranche 2 and the Tranche 2 commitment expired on December 31, 2024. Upon closing, the Company borrowed $25.0 million of Tranche 1, borrowed $5.0 million on the Revolving Credit Facility, and used approximately $10.0 million of the proceeds to repay borrowings under the revolving credit facility with Bridgewater Bank. The Company intends to use the remaining proceeds to fund working capital needs and for other general corporate purposes, as permitted under the MidCap Credit Agreement.

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

7. Derivative Financial Instruments

As of March 31, 2025 and September 30, 2024, derivative financial instruments on the condensed consolidated balance sheets consisted of a fixed-to-variable interest rate swap to mitigate exposure to interest rate increases related to our Term Loans (“interest rate swap”). The interest rate swap has been designated as a cash flow hedge. See Note 6 Debt for further information on our financing arrangements. The net fair value of designated hedge derivatives subject to master netting arrangements reported on the condensed consolidated balance sheets was as follows:

	Asset (Liability)
(In thousands)	Gross Recognized Amount	Gross Offset Amount	Net Amount Presented	Cash Collateral Receivable	Net Amount Reported	Balance Sheet Location
March 31, 2025
Interest rate swap	$(387)	$—	$(387)	$94	$(293)	Other long-term liabilities
September 30, 2024
Interest rate swap	$(673)	$—	$(673)	$625	$(48)	Other long-term liabilities

The pretax amounts recognized in accumulated other comprehensive loss (“AOCL”) for designated hedge derivative instruments were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Beginning unrealized net (loss) gain in AOCL	$(196)	$(499)	$(673)	$183
Net gain (loss) recognized in other comprehensive (loss) income	(194)	426	312	(194)
Net gain (loss) reclassified into interest expense	3	(62)	(26)	(124)
Ending unrealized (loss) gain in AOCL	$(387)	$(135)	$(387)	$(135)

8. Stock-based Compensation Plans

The Company has stock-based compensation plans approved by its shareholders under which it grants stock options, restricted stock awards, restricted stock units and deferred stock units to officers, directors and key employees. Stock-based compensation expense was reported as follows in the condensed consolidated statements of operations:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Product costs	$44	$70	$103	$142
Research and development	247	389	548	759
Selling, general and administrative	1,073	1,667	2,456	3,193
Total	$1,364	$2,126	$3,107	$4,094

As of March 31, 2025, unrecognized compensation costs related to non-vested awards totaled approximately $7.7 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Stock Option Awards

The Company awards stock options to officers, directors and key employees and uses the Black-Scholes option pricing model to determine the fair value of stock options as of the date of each grant. Stock option grant activity was as follows:

	Six Months Ended March 31,
	2025	2024
Stock option grant activity:
Stock options granted	-	281,000
Weighted average grant date fair value	$-	$15.70
Weighted average exercise price	$-	$33.40

Restricted Stock Awards

During the six months ended March 31, 2025, the Company did not award any shares of restricted stock. During the six months ended March 31, 2024 the Company awarded 102,000 restricted stock shares to certain key employees and directors with a weighted average grant date fair value per share of $33.53. Restricted Stock is valued based on the market value of the shares as of the date of grant.

Restricted Stock Unit Awards

During the six months ended March 31, 2025, the Company did not award any restricted stocks (“RSU’s”). During the six months ended March 31, 2024, the Company awarded 14,000 RSU’s to directors and key employees in foreign jurisdictions with a weighted average grant date fair value per unit of $32.49. RSUs are valued based on the market value of the shares as of the date of grant.

Employee Stock Purchase Plan

Our U.S. employees are eligible to participate in the amended 1999 Employee Stock Purchase Plan (“ESPP”) approved by our shareholders. New ESPP purchase periods have been suspended under the Merger Agreement since the date of that agreement. During each of the six months ended March 31, 2025 no shares were issued under the ESPP. During the six months ended March 31, 2024, 16,000 shares were issued under the ESPP program.

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

The calculation of diluted loss per share excluded 0.1 million or less in weighted-average shares for the three months ended March 31, 2025 and 0.1 million or less in weighted average shares for each of the six months ended March 31, 2025 and 2024, as their effect was anti-dilutive. Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Basic weighted average shares outstanding	14,278	14,152	14,255	14,127
Dilutive effect of outstanding stock options, non-vested restricted stock, and non-vested restricted stock units	—	30	—	—
Diluted weighted average shares outstanding	14,278	14,182	14,255	14,127

10. Income Taxes

For interim income tax reporting, the Company estimates its full-year effective tax rate and applies it to fiscal year-to-date pretax income (loss), excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company reported income tax expense of $(0.5) million and income tax benefit of $0.1 million for the three months ended March 31, 2025 and 2024, respectively, and income tax expense of $(1.2) million and income tax benefit of less than $0.1 million for the six months ended March 31, 2025 and 2024, respectively.

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

A valuation allowance is required to be recognized against deferred tax assets if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that all or a portion of such assets will not be realized. We apply judgment to consider the relative impact of negative and positive evidence, and the weight given to negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Objective historical evidence, such as cumulative three-year pre-tax losses adjusted for permanent adjustments, is given greater weight than subjective positive evidence, such as forecasts of future earnings. The more objective negative evidence that exists limits our ability to consider other, potentially positive, subjective evidence, such as our future earnings projections. Based on our evaluation of all available positive and negative evidence, and by placing greater weight on the objectively verifiable evidence, we determined, as of March 31, 2025 and September 30, 2024, that it is more likely than not that our net U.S. deferred tax assets will not be realized. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record additional adjustments to the valuation allowance in future reporting periods that could have a material effect on our results of operations.

Discrete tax benefits related to stock-based compensation awards vested, expired, canceled and exercised was $0.1 million or less for each of the three months ended March 31, 2025 and 2024 and $0.1 million or less for each of the six months ended March 31, 2025 and 2024. The total amount of unrecognized tax benefits, excluding interest and penalties that, if recognized, would affect the effective tax rate was $3.2 million and $2.8 million as of March 31, 2025 and September 30, 2024, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax benefit (expense).

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions, as well as several non-U.S. jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. The Internal Revenue Service commenced an examination of the Company’s fiscal 2019 U.S. federal tax return in fiscal 2022; the examination has been completed. U.S. federal income tax returns for years prior to fiscal 2020 are no longer subject to examination by federal tax authorities. For tax returns for U.S. state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2015. For tax returns for non-U.S. jurisdictions, the Company is no longer subject to income tax examination for years prior to 2020. Additionally, the Company has been indemnified of liability for any taxes relating to the fiscal 2021 acquisition of Vetex Medical Limited (“Vetex”) and the fiscal 2016 acquisitions of Creagh Medical, Ltd and NorMedix, Inc. for periods prior to the respective acquisition dates, pursuant to the terms of the related share purchase agreements. There were no undistributed earnings in foreign subsidiaries as of March 31, 2025 and September 30, 2024.

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

12. Segment Information

Segment revenue, operating income (loss), and depreciation and amortization were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Revenue:
Medical Device	$20,709	$24,826	$43,990	$48,371
In Vitro Diagnostics	7,376	7,132	14,017	14,139
Total revenue	$28,085	$31,958	$58,007	$62,510

Operating (loss) income:
Medical Device	$(1,865)	$302	$(1,704)	$78
In Vitro Diagnostics	3,337	3,356	6,259	6,480
Total segment operating income	1,472	3,658	4,555	6,558
Corporate	(5,482)	(2,999)	(11,046)	(6,221)
Total operating (loss) income	$(4,010)	$659	$(6,491)	$337

Depreciation and amortization:
Medical Device	$1,925	$1,916	$3,849	$3,970
In Vitro Diagnostics	103	96	194	193
Corporate	111	84	179	266
Total depreciation and amortization	$2,139	$2,096	$4,222	$4,429

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

13. Merger Agreement

On May 28, 2024, Surmodics entered into the Merger Agreement with Parent and Merger Sub (Note 1). Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, Merger Sub will merge (the “Merger”) with and into the Company, with the Company as the surviving corporation and a wholly owned subsidiary of Parent. At the effective time of the Merger (the “Effective Time”), each share of common stock of the Company then outstanding (other than (1) those shares owned by Merger Sub, Parent, the Company, or any direct or indirect wholly owned subsidiary of Parent or the Company (which will be cancelled without any consideration), (2) any shares outstanding immediately prior to the Effective Time and held of record or beneficially by a Person who has not voted in favor of approval of the Agreement and who is entitled to demand and properly demands and perfects such holder’s dissenter’s rights with respect to such shares, and (3) any shares that have been issued as a restricted stock award pursuant to any of the Stock Incentive Plans (as defined in the Merger Agreement) and that remains unvested and subject to forfeiture thereunder (“Restricted Shares”) (which will be treated as described below)) will be converted into the right to receive $43.00 in cash, without interest (the “Merger Consideration”). The Merger is not subject to a financing condition. If the Merger is consummated, shares of our common stock will be delisted from The Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

During the three and six months ended March 31, 2025, we incurred a total of $2.5 million and $4.8 million, respectively, in charges related to the Merger and the litigation described in Note 14 below, which we reported within selling, general and administrative expenses on the condensed consolidated statements of operations.

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

The Merger was approved by Surmodics’ shareholders at a special meeting on August 13, 2024. On March 6, 2025, the U.S. Federal Trade Commission (“FTC”) voted to issue an administrative complaint and authorized its staff to seek to block the Merger in federal court (collectively, the “FTC Litigation”). See Note 14, below for a further description of the FTC Litigation.

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

14. Federal Trade Commission Legal Proceedings

On March 6, 2025, the U.S. Federal Trade Commission (“FTC”) filed an administrative complaint, styled In the Matter of GTCR BC Holdings, LLC and Surmodics, Inc. (the “Administrative Complaint”), seeking to block the Merger and alleging that the Merger if fully consummated, may substantially lessen competition in the purported market for outsourced hydrophilic coatings throughout the country in violation of Section 7 of the Clayton Act, and Section 5 of the Federal Trade Commission Act (the “FTC Act”). On the same day, the FTC filed a parallel complaint against GTCR BC Holdings, LLC (“Holdings”) and the Company in the United States District Court for the Northern District of Illinois (the “Federal Complaint”) seeking a temporary restraining order and a preliminary injunction enjoining the Merger pursuant to Section 13(b) of the FTC Act.

On March 12, 2025, the District Court entered a Stipulated Order for a Temporary Restraining Order, mutually agreed upon by the parties to the Federal Complaint, that prevents Parent and the Company from consummating the Merger until 11:59 p.m. Eastern Time on (a) November 11, 2025, or (b) the third business day after the District Court rules on the FTC’s motion for a preliminary injunction pursuant to Section 13(b) of the FTC Act, whichever occurs earlier. On March 12, 2025 and March 18, 2025, Parent and the Company, respectively, each filed their Answer and Defenses to the Administrative Complaint generally denying the allegations and asserting several defenses. On March 27, 2025, Parent and the Company separately filed their Answers, Defenses, and Counterclaims to the Federal Complaint generally denying the allegations and asserting several defenses. Parent and the Company also asserted counterclaims against the FTC seeking declaratory and injunctive relief alleging violations of Parent’s and the Company’s constitutional rights. On April 16, 2025, the FTC, the State of Illinois and the State of Minnesota filed an amended Federal Complaint against GTCR, LLC, Holdings, and the Company reiterating the original Federal Complaint and adding the State of Illinois and the State of Minnesota as plaintiffs and GTCR, LLC as a defendant. The Company cannot predict the outcome of the FTC Litigation or whether or when the Company will be able to successfully consummate the Merger.

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

Merger Agreement

As described more fully under Part I, Item 1, Note 13 Merger Agreement, on May 28, 2024, we entered into a Merger Agreement with BCE Parent, LLC, a Delaware limited liability company (“Parent”), and BCE Merger Sub, Inc., a Minnesota corporation and a wholly owned Subsidiary of Parent (“Merger Sub”), pursuant to which we will, subject to the terms and conditions of the Merger Agreement, be acquired by Parent for $43.00 per share in cash through the merger of Merger Sub with and into us (the “Merger”), with Surmodics as the surviving corporation and a wholly owned subsidiary of Parent. The Merger remains subject to the resolution of litigation with the U.S. Federal Trade Commission (the “FTC”) and customary closing conditions, including required regulatory approval. If the Merger is consummated, shares of our common stock will be delisted from The Nasdaq Stock Market and deregistered under the Exchange Act.

During the three and six months ended March 31, 2025, we incurred a total of $2.5 million and $4.8 million in merger-related charges, respectively, which we reported within selling, general and administrative expense on the condensed consolidated statements of operations.

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

In the first quarter of fiscal 2024, we completed shipment of Abbott’s initial stocking order of commercial units of the SurVeil DCB, resulting in the initial recognition of sales revenue for the product. Beginning in January 2024, the SurVeil DCB is a commercial product available in the U.S. through Abbott. Throughout fiscal 2024 and the first six months of fiscal 2025, we continued to manufacture and ship commercial units to Abbott in support of Abbott’s commercialization of the product. Upon our sales of SurVeil DCB products to Abbott we recognize revenue that includes both (i) the contractual transfer pries, and (ii) an estimate of Surmodics’ share of net profits resulting from product sales by Abbott to third parties.

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

The Pounce XL Thrombectomy System is indicated for use in peripheral arterial vessels 5.5 mm to 10 mm in diameter, making it suitable for iliac, femoral, and other arteries within this range. The Pounce XL Thrombectomy System received FDA 510(k) regulatory clearance in the fourth quarter of fiscal 2024. We conducted limited market evaluations to obtain physician feedback of the product in the first half of fiscal 2025. Early in the third quarter of fiscal 2025 we commenced the commercial launch of the product.

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

•
Sublime microcatheters (.014, .018 and .035) facilitate guidewire placement for difficult to access and treat arterial lesions above and below the knee using radial, femoral, or alternate access sites. Limited market evaluations of our Sublime microcatheters began in the third quarter of fiscal 2023 and in the third quarter of fiscal 2024, we completed limited market evaluations for the Sublime microcatherter, and the product was commercially launched.

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

Results of Operations

Three and Six Months Ended March 31, 2025 and 2024

Revenue. Revenue in the second quarter of fiscal 2025 was $28.1 million, a $(3.9) million or (12)% decrease compared to the prior-year quarter. Revenue in the first six months of fiscal 2025 was $58.0 million , a $(4.5) million or (7)% decrease compared to the same prior-year period. The following is a summary of revenue streams within each reportable segment.

	Three Months Ended March 31,				Six Months Ended March 31,
(Dollars in thousands)	2025	2024	Increase/(Decrease)		2025	2024	Increase/(Decrease)
Medical Device
Product sales	$7,714	$11,100	$(3,386)	(31)%	$17,830	$23,050	$(5,220)	(23)%
Royalties & license fees – performance coatings	9,642	10,323	(681)	(7)%	19,025	18,531	494	3%
License fees – SurVeil DCB	265	1,088	(823)	(76)%	1,516	2,059	(543)	(26)%
R&D and other	3,088	2,315	773	33%	5,619	4,731	888	19%
Medical Device Revenue	20,709	24,826	(4,117)	(17)%	43,990	48,371	(4,381)	(9)%
In Vitro Diagnostics
Product sales	7,279	6,999	280	4%	13,711	13,876	(165)	(1)%
R&D and other	97	133	(36)	(27)%	306	263	43	16%
In Vitro Diagnostics Revenue	7,376	7,132	244	3%	14,017	14,139	(122)	(1)%
Total Revenue	$28,085	$31,958	$(3,873)	(12)%	$58,007	$62,510	$(4,503)	(7)%

Medical Device. Revenue in our Medical Device segment was $20.7 million in the second quarter of fiscal 2025, a $(4.1) million decrease from $24.8 million in the prior-year quarter. For the first six months of fiscal 2025, revenue in our Medical Device segment was $44.0 million, a (9)% decrease from $48.4 million in the same prior-year period.

•
Medical Device product sales decreased (31)% to $7.7 million in the second quarter of fiscal 2025, compared to $11.1 million in the prior-year quarter. Medical Device product sales decreased (23)% to $17.8 million in the first six months of fiscal 2025, compared to $23.1 million in the same prior-year period. The second quarter and first six months of fiscal 2025 the decrease in product sales was driven primarily by a decrease in SurVeil DCB product sales of $2.4 million and $4.7 million, respectively, as the prior year periods benefited from the initial stocking order shipments of the SurVeil DCB to Abbott, the Company’s exclusive distribution partner for the product and a decrease in sales of performance coating reagents, to a lesser extent, as a result of active management of inventory levels by certain customers. The decrease was partially offset by continued growth of the Pounce thrombectomy device platform.

Based on forecasts that we have received from Abbott for purchases of SurVeil DCB products, we expect product revenue for our SurVeil DCB products to decline by approximately $7.0 million in fiscal 2025 from their fiscal 2024 level. We do not expect any increases in sales from our Pounce thrombectomy device platform to fully offset that decrease.

•
Performance coating royalties and license fee revenue decreased (7)% to $9.6 million in the second quarter of fiscal 2025, compared to $10.3 million in the prior-year quarter. For the first six months of fiscal 2025 performance coating royalties and license fee revenue increased 3% to $19.0 million, compared to $18.5 million the same prior-year period. In the second quarter and first six months of fiscal 2024, performance coating royalties and license fee revenue benefited from $1.4 million in catch-up payments in the normal course of our customers reporting sales-based royalties, in excess of estimated royalties. The Company continues to experience growth in customer utilization of our Serene™ hydrophilic coating.
•
SurVeil DCB license fee revenue under the Abbott Agreement was $0.3 million and $1.1 million in the second quarter of fiscal 2025 and 2024, respectively, and $1.5 million and $2.1 million in the first six months of fiscal 2025 and 2024, respectively.

The TRANSCEND pivotal clinical trial was completed in the six months ended of fiscal 2025. Consequently, we expect SurVeil DCB license fee revenue to decline by $3.6 million in fiscal 2025, compared to fiscal 2024, with no further recognition of SurVeil DCB license fee revenue subsequent to March 31, 2025.

•
Medical Device research and development (“R&D”) and other revenue increased 33% to $3.1 million in the second quarter of fiscal 2025 compared to $2.3 million in the prior-year quarter. For the first six months of fiscal 2025, Medical Device R&D and other revenue increased 19% to $5.6 million, compared to $4.7 million the same prior-year period. The growth in Medical Device R&D was driven by increased volume of performance coating services and commercial development projects.

In Vitro Diagnostics. Revenue in our In Vitro Diagnostics (“IVD”) segment was $7.4 million in second quarter of fiscal 2025, a 3% increase from $7.1 million in the prior-year quarter. For the first six months of fiscal 2025, revenue in our IVD segment was $14.0 million, a (1)% decrease from $14.1 million in the same prior-year period.

•
IVD product sales increased 4% to $7.3 million in the second quarter of fiscal 2025, compared to $7.0 million in the prior-year quarter primarily driven by favorable order timing of our distributed antigen and colorimetric substrate products, offset by a decline in microarray slide/surface revenue. For the first six months of fiscal 2025, IVD product sales decreased (1)% to $13.7 million, compared to $13.9 million in the same prior-year period, primarily driven by slowing in customer demand for protein stabilization and microarray slide/surface products, partly offset by increased sales distributed antigen products and colorimetric substrate products.
•
IVD R&D and other revenue was $0.1 million in the second quarter of fiscal 2025 and the second quarter of fiscal 2024. IVD R&D and other revenue was $0.3 million in the first six months of fiscal 2025, and the first six months of fiscal 2024.

Operating Costs and Expenses. Product sales, product costs, product gross profit, product gross margin, and operating costs were as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
(Dollars in thousands)	2025	2024	Increase/(Decrease)		2025	2024	Increase/(Decrease)
Product sales	$14,993	$18,099	$(3,106)	(17)%	$31,541	$36,926	$(5,385)	(15)%
Product costs	7,830	7,101	729	10%	15,255	15,904	(649)	(4)%
Product gross profit (1)	7,163	10,998	(3,835)	(35)%	16,286	21,022	(4,736)	(23)%
% Product gross margin (2)	47.8%	60.8%	(13.00)	ppt	51.6%	56.9%	(5.30)	ppt
R&D expense	8,367	10,229	(1,862)	(18)%	17,308	18,893	(1,585)	(8)%
% Total revenue	29.8%	32.0%			29.8%	30.2%
SG&A expense	15,045	13,093	1,952	15%	30,219	25,630	4,589	18%
% Total revenue	53.6%	41.0%			52.1%	41.0%
Acquired intangible asset amortization	853	876	(23)	(3)%	1,716	1,746	(30)	(2)%

(1)
Product gross profit is defined as product sales less related product costs.
(2)
Product gross margin is defined as product gross profit as a percentage of product sales.

Product Gross Profit and Product Gross Margins. Product gross profit decreased $(3.8) million, or (35)%, in the second quarter of fiscal 2025, compared to the prior-year quarter, and decreased $(4.7) million, or (23)%, in the first six months of fiscal 2025, compared to the same prior-year period. Product gross margins were 47.8% and 60.8% in the second quarter of fiscal 2025 and 2024, respectively, and 51.6% and 56.9% in the first six months of fiscal 2025 and 2024, respectively. The decrease in product gross margins was primarily driven by declining SurVeil DCB gross profit of $2.8 million and $4.5 million in the second quarter and first six months of fiscal 2025, respectively, resulting in under absorption and production inefficiencies associated with below-scale production and the expiration and potential expiration of raw material inventory. The decrease in gross margins was also driven by a decrease in gross profit of performance coating reagents, to a lesser extent, as a result of active management of inventory levels by certain customers. The decrease was offset by continued gross margin growth of the Pounce thrombectomy device platform.

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

R&D Expense. R&D expense declined (18)%, or $(1.9) million, in the second quarter of fiscal 2025, compared to the prior-year quarter. For the first six months of fiscal 2025, R&D expense declined (8)%, or $(1.6) million, compared to the same prior-year period. R&D expense as a percentage of revenue was 29.8% and 32.0% in the second quarter of fiscal 2025 and 2024, respectively, and 29.8% and 30.2% in the first six months of fiscal 2025 and 2024, respectively. The decrease in R&D expense was driven by reduced development costs associated with our Pounce thrombectomy and Sublime radial access platforms, and reduced clinical activity associated with the completion of the TRANSCEND pivotal clinical trial, offset by increases in performance coating commercial development projects.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense increased 15%, or $2.0 million in the second quarter of fiscal 2025 compared to the prior-year quarter. For the first six months of fiscal 2025, SG&A expense increased 18% or $4.6 million, compared to the same prior-year period. SG&A expense as a percentage of revenue was 53.6% and 41.0% in the second quarter of fiscal 2025 and 2024, respectively, and 52.1% and 41.0% in the first six months of fiscal 2025 and 2024, respectively. The increase in SG&A expense was primarily driven by $2.5 million and $4.8 million in merger-related charges incurred during the second quarter and the six months ended March 31, 2025.

Acquired Intangible Asset Amortization. We have previously acquired certain intangible assets through business combinations, which are amortized over periods ranging from 7 to 14 years.

Other Expense. Major classifications of other expense were as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
(In thousands)	2025	2024	Increase/(Decrease)		2025	2024	Increase/(Decrease)
Interest expense, net	$(855)	$(881)	$26	(3)%	$(1,737)	$(1,777)	$40	(2)%
Foreign exchange loss	(70)	(72)	$2	(3)%	(38)	(117)	$79	(68)%
Investment income, net	253	460	$(207)	(45)%	640	999	$(359)	(36)%
Other expense, net	$(672)	$(493)	$(179)	36%	$(1,135)	$(895)	$(240)	27%

Interest expense, net remained flat in the second quarter and the six months ended March 31, 2025, compared to the same prior-year periods. Refer to “Liquidity and Capital Resources” for further discussion of financing arrangements and expectations for fiscal 2025 interest expense. Foreign currency exchange losses result primarily from the impact of U.S. dollar to Euro exchange rate fluctuations on certain intercompany transactions and balances. Investment income, net decreased $(0.2) million and $(0.4) million in the second quarter and the six months ended March 31, 2025, respectively, compared to the same prior-year periods, due to decreased investments in available-for-sale securities and lower interest rates.

Income Taxes. Income taxes and our effective tax rate were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2025	2024	2025	2024
(Loss) income before income taxes	$(4,682)	$166	$(7,626)	$(558)
Income tax benefit (expense)	(527)	81	(1,234)	19
Effective tax rate	(11)%	(49)%	(16)%	3%

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

Segment Operating Results

Operating results for each of our reportable segments were as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
(In thousands)	2025	2024	$ Change	2025	2024	$ Change
Operating (loss) income:
Medical Device	$(1,865)	$302	$(2,167)	$(1,704)	$78	$(1,782)
In Vitro Diagnostics	3,337	3,356	(19)	6,259	6,480	(221)
Total segment operating income	1,472	3,658	(2,186)	4,555	6,558	(2,003)
Corporate	(5,482)	(2,999)	(2,483)	(11,046)	(6,221)	(4,825)
Total operating (loss) income	$(4,010)	$659	$(4,669)	$(6,491)	$337	$(6,828)

Medical Device. Our Medical Device business reported an operating loss of $(1.9) million in the second quarter of fiscal 2025, compared to an operating income of $0.3 million in the prior-year quarter, representing (9)% and 1% of revenue, respectively. For the first six months of fiscal 2025, our Medical Device business reported an operating loss of $(1.7) million, compared to an operating income of $0.1 million in the same prior-year period, representing (4)% and 0% of revenue, respectively.

•
Medical Device operating expenses, excluding product costs, decreased $(2.4) million and $(2.0) million year-over-year in the second quarter of fiscal 2025 and the six months ended March 31, 2025, respectively.

R&D expenditures in our Medical Device segment decreased $(2.0) million and $(1.9) million year-over-year in the second quarter of fiscal 2025 and in the six months ended March 31, 2025, respectively. The decrease in R&D expense was driven by reduced development costs associated with our Pounce thrombectomy and Sublime radial access platforms, reduced clinical activity associated with the completion of the TRANSCEND pivotal clinical trial, offset by increases in performance coating commercial development projects.

SG&A expense in our Medical Device segment decreased $(0.4) million and $(0.2) million year-over-year in the second quarter of fiscal 2025 and in the six months ended March 31, 2025, respectively. The decline in spending is primarily driven by lower compensation expenses.

•
Performance coating royalties and license fee revenue decreased $(0.7) million and an increase of $0.5 million year-over-year in the second quarter and the six months ended March 31, 2025, respectively. In the second quarter and first six months of fiscal 2024, performance coating royalties and license fee revenue benefited from $1.4 million in catch-up payments in the normal course of our customers reporting sales-based royalties, in excess of estimated royalties. The Company continues to experience growth in customer utilization of our Serene™ hydrophilic coating.

•
Medical Device product gross profit decreased $3.9 million to $2.6 million in the second quarter of fiscal 2025, compared to the prior-year quarter, and Medical Device product gross margins were 33.5% and 58.0% in the second quarter of fiscal 2025 and 2024, respectively. Medical Device product gross profit decreased $4.7 million to $7.6 million in the six months ended March 31, 2025 compared to the same prior-year-period, and Medical Device product gross margins were 42.5% and 53.1% in the six months ended March 31, 2025 and 2024, respectively. The decrease in product gross margins was primarily driven by declining SurVeil DCB gross profit of $2.8 million and $4.5 million in the second quarter and first six months of fiscal 2025, respectively, resulting in under absorption and production inefficiencies associated with below-scale production and the expiration and potential expiration of raw material inventory. The decrease in gross margins was also driven by a decrease in gross profit of performance coating reagents, to a lesser extent, as a result of active management of inventory levels by certain customers. The decrease was offset by continued gross margin growth of the Pounce thrombectomy device platform.

In Vitro Diagnostics. Our In Vitro Diagnostics business reported operating income of $3.3 million and $3.4 million in the second quarter of fiscal 2025 and 2024, respectively, representing 45.2% and 47.1% of revenue, respectively. For the six months ended March 31, 2025, our In Vitro Diagnostics business reported operating income of $6.3 million and $6.5 million in the six months ended March 31, 2025 and 2024, respectively, representing 44.7% and 45.8% of revenue, respectively.

•
IVD product gross profit remained flat at $4.6 million in the second quarter of fiscal 2025, compared to the prior-year quarter, and IVD product gross margins were 62.9% and 65.1% in the second quarter of fiscal 2025 and 2024, respectively. IVD product gross profit decreased $(0.1) million to $8.7 million in the six months ended March 31, 2025, compared to the same prior-year-period, and IVD product gross margins were 63.5% and 63.3% in the six months ended March 31, 2025 and 2024, respectively. The year-over-year gross margin decrease is primarily due to a slightly less favorable product mix.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive management, corporate accounting, information technology, legal, human resources and Board of Directors related fees and expenses, which we do not fully allocate to the Medical Device and IVD segments. Corporate also includes expenses, such as acquisition-related costs and litigation, which are not specific to a segment and thus not allocated to our reportable segments. The unallocated Corporate expense operating loss was $(5.5) million and $(3.0) million in the three months ended March 31, 2025 and 2024, respectively, and $(11.0) million and $(6.2) million in the six months ended March 31, 2025 and 2024, respectively. The increase in Corporate operating loss was primarily driven by $2.5 million and $4.8 million in merger-related charges incurred during the second quarter and the six months ended March 31, 2025, respectively.

Cash Flow Operating Results

The following is a summary of cash flow results:

	Six Months Ended March 31,
(In thousands)	2025	2024
Cash (used in) provided by:
Operating activities	$(6,945)	$(1,377)
Investing activities	1,418	(5,673)
Financing activities	(1,155)	(1,454)
Effect of exchange rate changes on cash and cash equivalents	(250)	115
Net change in cash and cash equivalents	$(6,932)	$(8,389)

Operating Activities. Cash (used in) provided by operating activities was $(6.9) million in the six months ended March 31, 2025, compared to cash used of $(1.4) million in the same prior-year period. Net loss was $(8.9) million in the six months ended March 31, 2025, compared to $(0.5) million in the same prior-year period. Net changes in operating assets and liabilities reduced cash flows from operating activities by $(3.6) million in six months ended March 31, 2025. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

•
Cash (used in) provided by accounts receivable and contract assets was $2.0 million in the six months ended March 31, 2025, compared to $(4.3) million in the same prior-year period. The year-over-year increase in cash used was primarily driven by a decline in Medical Device product sales, from the initial stocking order shipments of the SurVeil DCB to Abbott, and to a lesser extent, is also attributed to a decline in sales of performance coating reagents by active management of inventory levels by certain customers.

•
Cash provided by prepaids and other assets was $1.0 million in the six months ended March 31, 2025, compared to cash provided of $2.7 million in the same prior-year period, driven primarily by the collection of a $3.4 million receivable in the second quarter of fiscal 2024, which had been recorded at the end of fiscal 2021, associated with the employee retention credit under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).
•
Cash used in income taxes was $(1.1) million in the six months ended March 31, 2025, compared to cash provided of $(0.3) million in the same prior-year period.

Investing Activities. Cash provided by investing activities totaled $1.4 million in the six months ended March 31, 2025, compared to cash used of $(5.7) million in the same prior-year period.

•
Net purchases and maturities of available-for-sale investments were a (use) source of cash totaling $2.0 million and $(3.7) million in the six months ended March 31, 2025 and 2024, respectively.
•
We invested $(0.6) million and $(2.0) million in property and equipment in the six months ended March 31, 2025 and 2024, respectively.

Financing Activities. Cash (used in) provided by financing activities totaled $(1.2) million and $(1.5) million in the six months ended March 31, 2025 and 2024, respectively.

•
In the six months ended March 31, 2025 the Company did not incur any cost related to acquisition of in-process R&D, compared to $(0.9) million, incurred in six months ended March 31, 2024 , related to in-process R&D acquisition under the terms of a fiscal 2018 asset acquisition.
•
In the six months ended March 31, 2025 and 2024, we paid $(1.3) million and $(1.1) million, respectively, to purchase common stock to pay employee taxes resulting from the vesting of stock awards and the exercise of stock options.
•
In the six months ended March 31, 2025 and 2024, we generated $0.2 million and $0.6 million, respectively, from the sale of common stock related to our stock-based compensation plans.

Liquidity and Capital Resources

As of March 31, 2025, working capital totaled $57.8 million, a decrease of $(3.0) million from $60.8 million as of September 30, 2024. We define working capital as current assets minus current liabilities. Cash and cash equivalents and available-for-sale investments totaled $31.1 million as of March 31, 2025, a decrease of $(9.0) million from $40.1 million as of September 30, 2024.

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

•
Revolving Credit Facility. Surmodics has access to a revolving credit facility, which provides for maximum availability of $25.0 million, subject to a borrowing base. As of March 31, 2025, the outstanding balance on the revolving credit facility was $5.0 million. As of March 31, 2025, additional, incremental availability on the revolving credit facility was approximately $13.7 million, based on borrowing base eligibility requirements consisting primarily of the Company’s inventory, accounts receivable and contract asset balances. The revolving credit facility has an annual interest rate equal to 3.00% plus the greater of Term SOFR (as defined in the credit agreement) or 1.50%, and has a maturity date of October 1, 2027.
•
Term Loan. As of March 31, 2025, the outstanding principal on the term loan was $25.0 million. The credit agreement with MidCap calls for interest-only payments on the term loan over the first four years, which can be extended to five years if certain criteria are met. The Company has entered into an interest rate swap arrangement with Wells Fargo Bank, N.A., whereby the $25 million borrowing on the term loan’s variable base rate was fixed at 10.205% per annum for the five-year loan term. The term loan has a maturity date of October 1, 2027.

As of March 31, 2025, the Company’s shelf registration statement with the SEC allows the Company to offer potentially up to $200 million in debt securities, common stock, preferred stock, warrants, and other securities or any such combination of such securities in amounts, at prices, and on terms announced if and when the securities are ever offered. This shelf registration statement expires in May 2026.

In fiscal 2025, we anticipate SG&A and R&D expenses will continue to be significant, primarily related to medical device sales and product development, including continued investment in our Pounce and Sublime product platforms. We believe that our existing cash and cash equivalents and available-for-sale investments, which totaled $31.1 million as of March 31, 2025, together with cash flow from operations and our revolving credit facility, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for fiscal 2025. There can be no assurance, however, that our business will continue to generate cash flows at historic levels.

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

Customer Concentrations

We have agreements with a diverse base of customers and certain customers have multiple products using our technology. Abbott and Medtronic are our largest customers, comprising 16% and 12%, respectively, of our consolidated revenue for fiscal 2024. Abbott and Medtronic each comprised approximately 13% and 9%, respectively, of our consolidated revenue for the six months ended March 31, 2025.

Critical Accounting Policies and Significant Estimates

Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. For the six months ended March 31, 2025, there were no significant changes in our critical accounting policies. For a detailed description of our other critical accounting policies and significant estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Forward-looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, our strategies for growth and profitability; statements about the Merger and its effects; promising signals of potential performance of our Sundance DCB; plans to evaluate our strategy for further clinical investment in the Sundance DCB; expected product revenue from SurVeil DCB products; growing revenue associated with the adoption, utilization and sales of our Pounce and Sublime platform products; any increase in Pounce thrombectomy platform product sales revenues or gross profits; future gross profits and gross margins and the reasons for their expected decline from fiscal 2024 to fiscal 2025; future revenue growth, our longer-term valuation-creation strategy, and our future potential; information about our product pipeline; future operating expenses, and capital expenditures; estimated future amortization expense; the period over which unrecognized compensation costs is expected to be recognized; the expected decline in SurVeil DCB license fee revenue from fiscal 2024 to 2025; that we will recognize no further deferred revenue related to the Abbott Agreement; that we will proactively manage our access to capital to support liquidity and continued growth; anticipated cash requirements; the intended use of remaining proceeds of our borrowing under the MidCap Credit Agreement; future cash flows and sources of funding, and their ability together with existing cash, and cash equivalents, to provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for fiscal 2025; statements regarding cash requirements beyond fiscal 2025; expectations regarding capital available under our secured revolving credit facility; expectations regarding the maturity of debt; future impacts of our interest rate swap transactions; our expected interest expense in fiscal 2025 under the MidCap Credit Agreement; our ability to issue securities under our shelf registration statement; the impact of potential lawsuits or claims; the potential impact of interest rate fluctuations on our results of operations and cash flows; the impact of potential change in raw material prices; the potential impact on the Company of currency fluctuations; future income tax (expense) benefit; expected income tax expense and cash taxes to be paid; the likelihood that we will realize the benefits of our deferred tax assets; and the impact of the adoption of new accounting pronouncements. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent our expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

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
13.
changing conditions and uncertainty in global markets including the impact of tariffs, sanctions, quotas, import restrictions, and other trade actions; and
14.
other factors described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, which you are encouraged to read carefully.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of interest-bearing corporate debt securities with varying maturity dates, which generally are less than one year. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. As of March 31, 2025, we held $2.0 million in available-for-sale securities. Therefore, interest rate fluctuations relating to investments would have an insignificant impact on our results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements and commercial paper instruments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the “Certifying Officers,” carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2025. Based on that evaluation, the Company’s Certifying Officers concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 Federal Trade Commission Legal Proceedings for information about litigation related to the pending acquisition of the Company by an affiliate of GTCR LLC.

From time to time, the Company has been involved in various legal actions involving its operations, products and technologies, including intellectual property and employment disputes.

Item 1A. Risk Factors

The information presented below updates, and should be read in conjunction with, the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission on November 20, 2024, under Part I, Item 1A, “Risk Factors.” Such risks could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. Except as presented below, there were no other significant changes in our risk factors during the quarter ended March 31, 2025.

The completion of the Merger is subject to the resolution of litigation initiated by the U.S. Federal Trade Commission (“FTC”) and a number of closing conditions, many of which are largely outside of the parties’ control, and, if such FTC Litigation is not successfully resolved, and such closing conditions are not satisfied or waived on a timely basis, the Merger Agreement may be terminated and the Merger may not be completed.

On March 6, 2025, the FTC issued an administrative complaint, styled In the Matter of GTCR BC Holdings, LLC and Surmodics, Inc. (the “Administrative Complaint”), seeking to block the Merger and alleging that the Merger if fully consummated, may substantially lessen competition in the purported market for outsourced hydrophilic coatings throughout the country in violation of Section 7 of the Clayton Act, and Section 5 of the Federal Trade Commission Act (the “FTC Act”). On the same day, the FTC filed a parallel complaint in the United States District Court for the Northern District of Illinois (the “Federal Complaint”) seeking a temporary restraining order and a preliminary injunction enjoining the Merger pursuant to Section 13(b) of the FTC Act.

In addition, the Merger is subject to various closing conditions that remain open, including:

1.
the expiration or termination of the waiting period applicable to the consummation of the Merger under the HSR Act and no voluntary agreement being in effect with either the FTC or Antitrust Division of the Department of Justice not to consummate the transaction for any period of time;
2.
the absence of any judgment, ruling, order, writ, injunction or decree of any governmental authority, nor any statute, code, decree, law, healthcare law, act, ordinance, rule, regulation or order of any governmental authority or other legal restraint or prohibition, that is in effect that would make the Merger illegal or otherwise prevent or prohibit its consummation;
3.
subject to specific standards, the accuracy of the representations and warranties of the other party or parties;
4.
the performance or compliance in all material respects by the other party or parties of such party’s or parties’ covenants, obligations, and agreements under the Merger Agreement;
5.
with respect to Parent’s and Merger Sub’s obligations to consummate the merger, the absence of a material adverse effect (as defined in the Merger Agreement) and the absence of any changes having occurred that would reasonably be expected to have, individually or in the aggregate, a material adverse effect;
6.
our having delivered to Parent a certificate, dated as of the closing date and signed by one of our executive officers, certifying to the satisfaction of the foregoing conditions; and
7.
Parent and Merger Sub having delivered to us a certificate, dated as of the closing date and signed by an executive officer, certifying to the satisfaction of the foregoing conditions.

The failure to successfully resolve the FTC Litigation, or to satisfy all of the required conditions, could delay the completion of the Merger by a significant period of time or prevent it from closing. Any delay in completing the Merger could cause the parties to not realize some or all of the benefits that are expected to be achieved if the Merger is successfully completed within the expected timeframe. There can be no assurance that the FTC Litigation will be resolved successfully, or that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed within the expected timeframe, or at all.

We have incurred and will continue to incur substantial transaction fees and costs in connection with the Merger that could adversely affect our business and operations if the Merger is not completed.

We have incurred and will incur significant non-recurring transaction fees, which include legal and advisory fees and substantial costs associated with completing the Merger, including costs related to the FTC Litigation and any divestitures required to obtain regulatory approvals, and which could adversely affect our business operations and cash position if the Merger is not completed.

Changing conditions and uncertainty in global markets including the impact of tariffs, sanctions, quotas, import restrictions, and other trade actions may adversely affect our operations and financial results.

A substantial portion of our business is impacted by international trade. Many customers for our performance coating business manufacture their products that utilize our coatings outside the U.S. and then ship those products for distribution within the U.S. and abroad. Other customers manufacture their products that utilize our coatings in the U.S. for domestic and international sale. A significant portion of our sales of In Vitro Diagnostics products are to international customers, including customers in China. In addition, we are the exclusive distributor in the U.S., Canada and Puerto Rico (and non-exclusive distributor in Japan) of the BBI Solutions’ DIARECT™ line of antigens and antibodies, which are imported from Germany. We manufacture medical device products and components at our facility in Ballinasloe, Ireland. Those products and components include (i) vascular intention products that we sell directly to physician in the U.S., and (ii) the balloon catheter component used in our SurVeil™ drug-coated balloons (“DCBs”).

Since February 1, 2025, the Trump administration, through executive order and other executive actions, has threatened, announced, or implemented a broad spectrum of tariffs on goods imported into the U.S. from a wide range of countries. From time to time, various of those tariffs have been paused, suspended, or rescinded. Limited exemptions have been announced to certain recent tariffs, although the scope of any exemption is not always clear. In response, other countries, including notably China, have threatened or imposed tariffs or other trade sanctions on products manufactured in the U.S. The system of U.S. and international tariffs, trade sanctions, quotas, import restrictions, and other trade actions and is fluid and unpredictable.

International trade actions announced, threatened or implemented by the U.S. or other countries, and uncertainty related to such trade actions, could have material adverse impacts on our operations and financial results, including the following, among others:

•
U.S. tariffs on medical device products utilizing our performance coating technologies that are manufactured outside the U.S. may increase the price of such products, reduce demand for them and adversely impact the royalty revenue we receive upon their sale;
•
Foreign tariffs, sanctions, quotas or other trade restrictions may adversely impact sales outside the U.S. of medical device products manufactured in the U.S. utilizing our performance coating technologies, reducing the royalty revenue we receive upon the sale of such products;
•
U.S. tariffs may increase the cost of the DIARECT™ line of antigens and antibodies that we distribute in the U.S., thereby reducing our gross profits for such products, and reducing demand for such products if we implement price increases, or both;
•
Foreign tariffs, sanctions, quotas or other trade restrictions may adversely impact sales and gross margins outside the U.S. for our In Vitro Diagnostic reagent products manufactured in the U.S. reducing the revenue we receive and gross profit received upon the sale of such products;
•
Customers may try to mitigate the impact of announced or threatened tariffs by making bulk purchases of our products well in advance of their need for such products or managing inventory levels. A result could be unevenness and unpredictability in our product sales;
•
Tariffs on medical device products and components at our facility in Ballinasloe, Ireland could reduce demand for those products. Such tariffs also could increase the cost of the vascular intention products that we sell directly to physician in the U.S. and of our SurVeil DCBs, thereby reducing our gross profits on such products; and
•
Uncertainty and apprehension regarding global trade may lead to reduced economic activity in the U.S. or globally, which could trigger a recession in the U.S. or globally and adversely affect our financial performance.

Given the uncertainty regarding the scope and duration of trade actions by the U.S. and other countries, their potential adverse impact on our operations and financial results is difficult to quantify, but could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the information with respect to purchases made by or on behalf of Surmodics, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2025.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period:
January 1 – 31, 2025	—	$—	—	$25,300,000
February 1 – 28, 2025	445	34.05	—	25,300,000
March 1 – 31, 2025	—	—	—	25,300,000
Total	445	34.05	—
(1)
All shares reported were delivered by employees in connection with the satisfaction of tax withholding obligations related to the vesting of shares of restricted stock.

The Company has an aggregate of $25.3 million available for future common stock purchases under the current authorizations. The MidCap credit agreement restricts our ability to repurchase our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the six months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

2.4

Merger Agreement, dated as of May 28, 2024, by and among Surmodics, Inc., BCE Parent, LLC and BCE Merger Sub, Inc. — incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 28, 2024

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

April 30, 2025	Surmodics, Inc.

	By:	/s/ Timothy J. Arens
Timothy J. Arens
Senior Vice President of Finance and Chief Financial Officer

(duly authorized signatory and principal financial officer)