Form 10-Q
period 2025-06-30
SURMODICS INC
filed 2025-08-08
CIK 924717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares of the registrant’s Common Stock, $0.05 par value per share, as of August 1, 2025 was 14,297,623.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2025	2024
(In thousands, except per share data)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$26,281	$36,115
Available-for-sale securities	6,447	3,997
Accounts receivable, net of allowances of $143 and $144 as of June 30, 2025 and September 30, 2024, respectively	13,169	13,292
Contract assets	9,338	9,872
Inventories	15,756	15,168
Income tax receivable	702	—
Prepaids and other	4,301	2,860
Total Current Assets	75,994	81,304
Property and equipment, net	22,840	24,956
Intangible assets, net	21,621	23,569
Goodwill	46,317	44,640
Other assets	3,050	4,093
Total Assets	$169,822	$178,562
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,928	$2,786
Accrued liabilities:
Compensation	7,434	11,099
Accrued other	5,233	3,795
Deferred revenue	846	1,619
Income tax payable	—	1,244
Total Current Liabilities	19,441	20,543
Long-term debt, net	29,666	29,554
Deferred income taxes	1,744	1,785
Other long-term liabilities	7,662	7,783
Total Liabilities	58,513	59,665
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Series A Preferred stock — $.05 par value, 450 shares authorized; no shares issued and outstanding	—	—
Common stock — $.05 par value, 45,000 shares authorized; 14,298 and 14,325 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	715	716
Additional paid-in capital	47,861	44,594
Accumulated other comprehensive income (loss)	1,198	(2,126)
Retained earnings	61,535	75,713
Total Stockholders’ Equity	111,309	118,897
Total Liabilities and Stockholders’ Equity	$169,822	$178,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Revenue:
Product sales	$16,761	$17,562	$48,302	$54,488
Royalties and license fees	9,657	10,458	30,198	31,048
Research, development and other	3,149	2,321	9,074	7,315
Total revenue	29,567	30,341	87,574	92,851
Operating costs and expenses:
Product costs	8,576	8,448	23,831	24,352
Research and development	7,573	9,765	24,881	28,658
Selling, general and administrative	17,750	16,627	47,969	42,257
Acquired intangible asset amortization	910	870	2,626	2,616
Total operating costs and expenses	34,809	35,710	99,307	97,883
Operating (loss) income	(5,242)	(5,369)	(11,733)	(5,032)
Other expense, net:
Interest expense, net	(864)	(879)	(2,601)	(2,656)
Foreign exchange loss	(88)	(51)	(126)	(168)
Investment income, net	265	488	905	1,487
Other expense, net	(687)	(442)	(1,822)	(1,337)
(Loss) income before income taxes	(5,929)	(5,811)	(13,555)	(6,369)
Income tax benefit (expense)	611	(1,743)	(623)	(1,724)
Net (loss) income	$(5,318)	$(7,554)	$(14,178)	$(8,093)

Basic net (loss) income per share	$(0.37)	$(0.53)	$(0.99)	$(0.57)
Diluted net (loss) income per share	$(0.37)	$(0.53)	$(0.99)	$(0.57)

Weighted average number of shares outstanding:
Basic	14,281	14,170	14,263	14,141
Diluted	14,281	14,170	14,263	14,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
(In thousands)	(Unaudited)		(Unaudited)
Net (loss) income	$(5,318)	$(7,554)	$(14,178)	$(8,093)
Other comprehensive (loss) income:
Derivative instruments:
Unrealized net (loss) gain	(94)	149	218	(45)
Net gain (loss) reclassified to earnings	1	(61)	(25)	(185)
Net changes related to available-for-sale securities, net of tax	—	—	(4)	(6)
Foreign currency translation adjustments	5,160	(451)	3,135	882
Other comprehensive (loss) income	5,067	(363)	3,324	646
Comprehensive (loss) income	$(251)	$(7,917)	$(10,854)	$(7,447)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

	Three Months Ended June 30, 2025 and 2024
	(Unaudited)			Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at March 31, 2025	14,299	$715	$46,547	$(3,869)	$66,853	$110,246
Net (loss) income	—	—	—	—	(5,318)	(5,318)
Other comprehensive income, net of tax	—	—	—	5,067	—	5,067
Issuance of common stock	—	—	—	—	—	—
Common stock options exercised, net	—	—	—	—	—	—
Purchase of common stock to pay employee taxes	(1)	—	(28)	—	—	(28)
Stock-based compensation	—	—	1,342	—	—	1,342
Balance at June 30, 2025	14,298	$715	$47,861	$1,198	$61,535	$111,309

Balance at March 31, 2024	14,260	$713	$40,271	$(3,750)	$86,716	$123,950
Net (loss) income	—	—	—	—	(7,554)	(7,554)
Other comprehensive loss, net of tax	—	—	—	(363)	—	(363)
Issuance of common stock	2	—	—	—	—	—
Common stock options exercised, net	4	—	93	—	—	93
Purchase of common stock to pay employee taxes	(1)	—	(26)	—	—	(26)
Stock-based compensation	—	—	2,044	—	—	2,044
Balance at June 30, 2024	14,265	$713	$42,382	$(4,113)	$79,162	$118,144

	Nine Months Ended June 30, 2025 and 2024
	(Unaudited)			Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at September 30, 2024	14,325	$716	$44,594	$(2,126)	$75,713	$118,897
Net (loss) income	—	—	—	—	(14,178)	(14,178)
Other comprehensive income, net of tax	—	—	—	3,324	—	3,324
Issuance of common stock	(3)	—	—	—	—	—
Common stock options exercised, net	10	1	167	—	—	168
Purchase of common stock to pay employee taxes	(34)	(2)	(1,350)	—	—	(1,352)
Stock-based compensation	—	—	4,450	—	—	4,450
Balance at June 30, 2025	14,298	$715	$47,861	$1,198	$61,535	$111,309

Balance at September 30, 2023	14,155	$708	$36,706	$(4,759)	$87,255	$119,910
Net (loss) income	—	—	—	—	(8,093)	(8,093)
Other comprehensive income, net of tax	—	—	—	646	—	646
Issuance of common stock	123	6	444	—	—	450
Common stock options exercised, net	17	1	212	—	—	213
Purchase of common stock to pay employee taxes	(30)	(2)	(1,118)	—	—	(1,120)
Stock-based compensation	—	—	6,138	—	—	6,138
Balance at June 30, 2024	14,265	$713	$42,382	$(4,113)	$79,162	$118,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2025	2024
(In thousands)	(Unaudited)
Operating Activities:
Net (loss) income	$(14,178)	$(8,093)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,325	6,555
Stock-based compensation	4,450	6,138
Noncash lease expense	634	599
Amortization of debt issuance costs	227	227
Provision for credit losses	29	26
Deferred taxes	(121)	(262)
Other	(37)	(458)
Change in operating assets and liabilities:
Accounts receivable and contract assets	928	(5,533)
Inventories	(588)	(566)
Prepaids and other	(31)	3,965
Accounts payable	3,096	185
Accrued liabilities	(3,736)	(3,249)
Income taxes	(1,764)	153
Deferred revenue	(774)	(3,097)
Net cash (used in) provided by operating activities	(5,540)	(3,410)
Investing Activities:
Purchases of property and equipment	(1,122)	(2,950)
Purchases of available-for-sale securities	(6,393)	(25,445)
Maturities of available-for-sale securities	4,000	16,000
Net cash (used in) provided by investing activities	(3,515)	(12,395)
Financing Activities:
Issuance of common stock	168	663
Payments for taxes related to net share settlement of equity awards	(1,352)	(1,120)
Payments for acquisition of in-process research and development	—	(931)
Net cash (used in) provided by financing activities	(1,184)	(1,388)
Effect of exchange rate changes on cash and cash equivalents	405	75
Net change in cash and cash equivalents	(9,834)	(17,118)
Cash and Cash Equivalents:
Beginning of period	36,115	41,419
End of period	$26,281	$24,301
Supplemental Information:
Cash paid for income taxes	$2,335	$1,679
Cash paid for interest	2,213	2,288
Noncash investing and financing activities:
Acquisition of property and equipment	70	58
Right-of-use assets obtained in exchange for operating lease liabilities	—	845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surmodics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Period Ended June 30, 2025

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The results of operations for the three and nine months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the entire 2025 fiscal year.

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

In November 2024, the FASB issued ASU No. 2024-3, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This guidance requires additional disclosure of specific expense categories in the notes to the financial statements at both the interim and annual reporting periods. This amendment is effective for our fiscal year ending September 30, 2028 and interim periods within our fiscal year ending September 30, 2029. We are currently assessing the impact of this guidance on our disclosures.

No other new accounting pronouncement issued or effective during our fiscal year ending September 30, 2025, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

2. Revenue

The following table is a disaggregation of revenue within each reportable segment.

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Medical Device
Product sales	$9,540	$10,726	$27,370	$33,776
Royalties & license fees – performance coatings	9,657	9,324	28,682	27,855
License fees – SurVeil DCB	—	1,134	1,516	3,193
Research, development and other	3,017	2,199	8,636	6,930
Medical Device Revenue	22,214	23,383	66,204	71,754
In Vitro Diagnostics
Product sales	7,221	6,836	20,932	20,712
Research, development and other	132	122	438	385
In Vitro Diagnostics Revenue	7,353	6,958	21,370	21,097
Total Revenue	$29,567	$30,341	$87,574	$92,851

Contract assets totaled $9.6 million and $10.6 million as of June 30, 2025 and September 30, 2024, respectively, and were reported in contract assets, current and other assets, noncurrent (Note 5) on the condensed consolidated balance sheets. Fluctuations in the balance of contract assets result primarily from (i) fluctuations in the sales volume of performance coating royalties and license fees earned, but not collected, at each balance sheet date due to payment timing and contractual changes in the normal course of business; and (ii) starting in fiscal 2024, sales-based profit-sharing earned, but not collected, related to a collaborative arrangement (Note 3).

Deferred revenue totaled $0.8 million and $1.6 million as of June 30, 2025 and September 30, 2024, respectively, on the condensed consolidated balance sheets. For the nine months ended June 30, 2025 and 2024, the total amount of revenue recognized that was included in the respective beginning of fiscal year balances of deferred revenue on the condensed consolidated balance sheets totaled $1.6 million and $3.4 million, respectively.

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

SurVeil DCB License Fees

Under the Abbott Agreement, Surmodics is responsible for conducting all necessary clinical trials, which included the completed five-year TRANSCEND pivotal clinical trial of the SurVeil DCB. The Company received payments totaling $87.8 million for achievement of clinical and regulatory milestones under the Abbott Agreement, which consisted of the following: (i) $25 million upfront fee in fiscal 2018, (ii) $10 million milestone payment in fiscal 2019, (iii) $10.8 million milestone payment in fiscal 2020, (iv) $15 million milestone payment in fiscal 2021, and (v) $27 million milestone payment in the third quarter of fiscal 2023 upon receipt of PMA for the SurVeil DCB from the FDA. There are no remaining contingent or other milestone payments under the Abbott Agreement.

License fee revenue on milestone payments received under the Abbott Agreement was recognized using the cost-to-cost method based on total costs incurred relative to total expected costs for the TRANSCEND pivotal clinical trial. See Note 2 Revenue for SurVeil DCB license fee revenue recognized in our Medical Device reportable segment.

As of June 30, 2025, the Company did not have deferred revenue on the condensed consolidated balance sheets, from upfront and milestone payments received under the Abbott Agreement. The Company completed its remaining performance obligations and recognized the remaining deferred revenue in the second quarter of fiscal 2025 as services, principally the TRANSCEND pivotal clinical trial, were completed.

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

4. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy were as follows:

	June 30, 2025
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents (1)	$—	$18,042	$—	$18,042
Available-for-sale securities (1)	—	6,447	—	6,447
Total assets	$—	$24,489	$—	$24,489

Liabilities
Interest rate swap (2)	—	480	—	480
Total liabilities	$—	$480	$—	$480

	September 30, 2024
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents (1)	$—	$29,334	$—	$29,334
Available-for-sale securities (1)	—	3,997	—	3,997
Total assets	$—	$33,331	$—	$33,331

Liabilities
Interest rate swap (2)	$—	$673	$—	$673
Total liabilities	$—	$673	$—	$673
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

5. Supplemental Balance Sheet Information

Investments — Available-for-sale Securities

The amortized cost, unrealized holding gains and losses, and fair value of available-for-sale securities were as follows:

	June 30, 2025
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper and corporate bonds	$6,450	$—	$(3)	$6,447
Available-for-sale securities	$6,450	$—	$(3)	$6,447

	September 30, 2024
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper and corporate bonds	$3,997	$—	$—	$3,997
Available-for-sale securities	$3,997	$—	$—	$3,997

Inventories

Inventories consisted of the following components:

	June 30,	September 30,
(In thousands)	2025	2024
Raw materials	$7,756	$8,505
Work-in process	2,579	2,476
Finished products	5,421	4,187
Inventories	$15,756	$15,168

Prepaids and Other Assets, Current

Prepaids and other current assets consisted of the following:

	June 30,	September 30,
(In thousands)	2025	2024
Prepaid expenses and other (1)	$4,188	$2,752
Irish research and development credits receivable	113	108
Prepaids and other	$4,301	$2,860
(1)
As of June 30, 2025, prepaid expenses and other assets, current included $1.7 million of insurance proceeds recoverable related to the Cyber Incident (Note 11).

Intangible Assets

Intangible assets consisted of the following:

	June 30, 2025
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	9.3	$12,475	$(12,106)	$369
Developed technology	11.9	36,924	(16,877)	20,047
Patents and other	14.9	2,338	(1,713)	625
Total definite-lived intangible assets		51,737	(30,696)	21,041
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Intangible assets, net		$52,317	$(30,696)	$21,621

	September 30, 2024
(Dollars in thousands)	Weighted Average Original Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer lists and relationships	9.3	$11,870	$(10,844)	$1,026
Developed technology	11.9	35,433	(14,222)	21,211
Patents and other	14.9	2,338	(1,586)	752
Total definite-lived intangible assets		49,641	(26,652)	22,989
Unamortized intangible assets:
Trademarks and trade names		580	—	580
Intangible assets, net		$50,221	$(26,652)	$23,569

Intangible asset amortization expense was $1.0 million and $0.9 million for each of the three months ended June 30, 2025 and 2024, respectively. Intangible asset amortization expense was $2.8 million for the nine months ended June 30, 2025 and 2024. Based on the intangible assets in service as of June 30, 2025, estimated amortization expense for future fiscal years was as follows:

(In thousands)
Remainder of 2025	$991
2026	3,024
2027	2,762
2028	2,750
2029	2,750
2030	2,524
Thereafter	6,240
Definite-lived intangible assets	$21,041

Future amortization amounts presented above are estimates. Actual future amortization expense may be different as a result of future acquisitions, impairments, changes in amortization periods, foreign currency translation rates, or other factors.

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	In Vitro Diagnostics	Medical Device	Total
Goodwill as of September 30, 2024	$8,010	$36,630	$44,640
Currency translation adjustment		1,677	1,677
Goodwill as of June 30, 2025	$8,010	$38,307	$46,317

Other Assets, Noncurrent

Other noncurrent assets consisted of the following:

	June 30,	September 30,
(In thousands)	2025	2024
Operating lease right-of-use assets	$2,394	$3,028
Contract asset (1)	236	689
Other	420	376
Other assets	$3,050	$4,093
(1)
As of June 30, 2025 and September 30, 2024, the noncurrent portion of the contract asset associated with estimated SurVeil DCB profit-sharing (Note 3).

Accrued Other Liabilities

Accrued other liabilities consisted of the following:

	June 30,	September 30,
(In thousands)	2025	2024
Accrued professional fees	$1,512	$563
Accrued clinical study expense	—	499
Accrued purchases	1,259	1,023
Operating lease liabilities, current portion	1,024	1,040
Other	1,438	670
Total accrued other liabilities	$5,233	$3,795

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	June 30,	September 30,
(In thousands)	2025	2024
Deferred consideration (1)	$1,685	$1,661
Unrecognized tax benefits (2)	3,357	3,176
Operating lease liabilities, less current portion	1,892	2,648
Other	728	298
Other long-term liabilities	$7,662	$7,783
(1)
Deferred consideration consisted of the present value of a guaranteed payment to be made in connection with the fiscal 2021 Vetex acquisition (Note 11).
(2)
Balance of unrecognized tax benefits includes accrued interest and penalties, if applicable (Note 10).

6. Debt

Debt consisted of the following:

	June 30,	September 30,
(In thousands)	2025	2024
Revolving Credit Facility, Term SOFR + 3.00%, maturing October 1, 2027	$5,000	$5,000
Tranche 1 Term Loans, Term SOFR +5.75%, maturing October 1, 2027	25,000	25,000
Long-term debt, gross	30,000	30,000
Less: Unamortized debt issuance costs	(334)	(446)
Long-term debt, net	$29,666	$29,554

On October 13, 2022, the Company entered into a secured revolving credit facility and secured term loan facilities pursuant to a Credit, Security and Guaranty Agreement (the “MidCap Credit Agreement”) with Mid Cap Funding IV Trust, as agent, and MidCap Financial Trust, as term loan servicer and the lenders from time to time party thereto. The MidCap Credit Agreement provides for availability under a secured revolving line of credit of up to $25.0 million (the “Revolving Credit Facility”). Availability under the Revolving Credit Facility is subject to a borrowing base.

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

7. Derivative Financial Instruments

As of June 30, 2025 and September 30, 2024, derivative financial instruments on the condensed consolidated balance sheets consisted of a fixed-to-variable interest rate swap to mitigate exposure to interest rate increases related to our Term Loans (“interest rate swap”). The interest rate swap has been designated as a cash flow hedge. See Note 6 Debt for further information on our financing arrangements. The net fair value of designated hedge derivatives subject to master netting arrangements reported on the condensed consolidated balance sheets was as follows:

	Asset (Liability)
(In thousands)	Gross Recognized Amount	Gross Offset Amount	Net Amount Presented	Cash Collateral Receivable	Net Amount Reported	Balance Sheet Location
June 30, 2025
Interest rate swap	$(480)	$—	$(480)	$96	$(384)	Other long-term liabilities
September 30, 2024
Interest rate swap	$(673)	$—	$(673)	$625	$(48)	Other long-term liabilities

The pretax amounts recognized in accumulated other comprehensive loss (“AOCL”) for designated hedge derivative instruments were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Beginning unrealized net (loss) gain in AOCL	$(387)	$(135)	$(673)	$183
Net (loss) gain recognized in other comprehensive (loss) income	(94)	149	218	(45)
Net (loss) gain reclassified into interest expense	1	(61)	(25)	(185)
Ending unrealized (loss) gain in AOCL	$(480)	$(47)	$(480)	$(47)

8. Stock-based Compensation Plans

The Company has stock-based compensation plans approved by its shareholders under which it grants stock options, restricted stock awards, restricted stock units and deferred stock units to officers, directors and key employees. Stock-based compensation expense was reported as follows in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Product costs	$45	$70	$148	$212
Research and development	250	372	798	1,131
Selling, general and administrative	1,048	1,602	3,504	4,795
Total	$1,343	$2,044	$4,450	$6,138

As of June 30, 2025, unrecognized compensation costs related to non-vested awards totaled approximately $6.4 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

Stock Option Awards

The Company awards stock options to officers, directors and key employees and uses the Black-Scholes option pricing model to determine the fair value of stock options as of the date of each grant. Stock option grant activity was as follows:

	Nine Months Ended June 30,
	2025	2024
Stock option grant activity:
Stock options granted	-	283,000
Weighted average grant date fair value	$-	$15.69
Weighted average exercise price	$-	$33.39

Restricted Stock Awards

During the nine months ended June 30, 2025, the Company did not award any shares of restricted stock. During the nine months ended June 30, 2024 the Company awarded 107,000 restricted stock shares to certain key employees and directors with a weighted average grant date fair value per share of $33.84. Restricted Stock is valued based on the market value of the shares as of the date of grant.

Restricted Stock Unit Awards

During the nine months ended June 30, 2025, the Company did not award any restricted stocks (“RSU’s”). During the nine months ended June 30, 2024, the Company awarded 14,000 RSU’s to directors and key employees in foreign jurisdictions with a weighted average grant date fair value per unit of $32.49. RSUs are valued based on the market value of the shares as of the date of grant.

Employee Stock Purchase Plan

Our U.S. employees are eligible to participate in the amended 1999 Employee Stock Purchase Plan (“ESPP”) approved by our shareholders. New ESPP purchase periods have been suspended under the Merger Agreement since the date of that agreement. During the nine months ended June 30, 2025 no shares were issued under the ESPP. During the nine months ended June 30, 2024, 16,000 shares were issued under the ESPP program.

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

The calculation of diluted loss per share excluded 0.1 million or less in weighted-average shares for the three and nine months ended June 30, 2025 and 2024, as their effect was anti-dilutive. Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Basic weighted average shares outstanding	14,281	14,170	14,263	14,141
Dilutive effect of outstanding stock options, non-vested restricted stock, and non-vested restricted stock units	—	—	—	—
Diluted weighted average shares outstanding	14,281	14,170	14,263	14,141

10. Income Taxes

For interim income tax reporting, the Company estimates its full-year effective tax rate and applies it to fiscal year-to-date pretax income (loss), excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company reported income tax benefit of $0.6 million and income tax expense of $(1.7) million for the three months ended June 30, 2025 and 2024, respectively, and income tax expense of $(0.6) million and income tax expense $(1.7) million for the nine months ended June 30, 2025 and 2024, respectively.

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

A valuation allowance is required to be recognized against deferred tax assets if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that all or a portion of such assets will not be realized. We apply judgment to consider the relative impact of negative and positive evidence, and the weight given to negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Objective historical evidence, such as cumulative three-year pre-tax losses adjusted for permanent adjustments, is given greater weight than subjective positive evidence, such as forecasts of future earnings. The more objective negative evidence that exists limits our ability to consider other, potentially positive, subjective evidence, such as our future earnings projections. Based on our evaluation of all available positive and negative evidence, and by placing greater weight on the objectively verifiable evidence, we determined, as of June 30, 2025 and September 30, 2024, that it is more likely than not that our net U.S. deferred tax assets will not be realized. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record additional adjustments to the valuation allowance in future reporting periods that could have a material effect on our results of operations.

Discrete tax benefits related to stock-based compensation awards vested, expired, canceled and exercised was $0.1 million or less for each of the three months ended June 30, 2025 and 2024 and for each of the nine months ended June 30, 2025 and 2024. The total amount of unrecognized tax benefits, excluding interest and penalties that, if recognized, would affect the effective tax rate was $3.0 million and $2.8 million as of June 30, 2025 and September 30, 2024, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax benefit (expense).

The Company files income tax returns, including returns for its subsidiaries, in the U.S. federal jurisdiction and in various state jurisdictions, as well as several non-U.S. jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. The Internal Revenue Service commenced an examination of the Company’s fiscal 2019 U.S. federal tax return in fiscal 2022; the examination has been completed. U.S. federal income tax returns for years prior to fiscal 2020 are no longer subject to examination by federal tax authorities. For tax returns for U.S. state and local jurisdictions, the Company is no longer subject to examination for tax years generally before fiscal 2015. For tax returns for non-U.S. jurisdictions, the Company is no longer subject to income tax examination for years prior to 2020. Additionally, the Company has been indemnified of liability for any taxes relating to the fiscal 2021 acquisition of Vetex Medical Limited (“Vetex”) and the fiscal 2016 acquisitions of Creagh Medical, Ltd and NorMedix, Inc. for periods prior to the respective acquisition dates, pursuant to the terms of the related share purchase agreements. There were no undistributed earnings in foreign subsidiaries as of June 30, 2025 and September 30, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provision, including the capitalization of certain R&D costs. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

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

Cyber Incident. As previously disclosed on, June 5, 2025, the Company discovered that a third party had gained unauthorized access to certain of its information technology ("IT") systems (the "Cyber Incident"). As a result of the Cyber Incident, and the Company's response to it, certain IT systems and data were unavailable to the Company for a period of time. Throughout the Cyber Incident the Company was able to accept customer orders and ship products without any material interruption or customer impact. The Company has since substantially resumed normal operations under its normal IT Systems.

The Company incurred certain costs and expenditures related to the Cyber Incident. The Company maintains cyber insurance, which it expects to cover much of its expenditures related to the Cyber Incident, subject to the policy's deductible and customary exclusions. During the three and nine months ended June 30, 2025, the Company incurred $1.9 million of Cyber Incident response costs of which $1.7 million is expected to be recovered under its cyber insurance policy. The Cyber Incident response costs and expected cyber insurance recoveries are recorded within selling, general and administrative expenses on the condensed consolidated statements of operations. The Company remains subject to various risks due to the Cyber Incident, including the adequacy of processes during the period of disruption of the Company's IT systems, diversion of management's attention, potential litigation, changes in customer behavior, and regulatory scrutiny.

12. Segment Information

Segment revenue, operating income (loss), and depreciation and amortization were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenue:
Medical Device	$22,214	$23,383	$66,204	$71,754
In Vitro Diagnostics	7,353	6,958	21,370	21,097
Total revenue	$29,567	$30,341	$87,574	$92,851

Operating (loss) income:
Medical Device	$(211)	$(2,288)	$(1,915)	$(2,210)
In Vitro Diagnostics	3,295	3,153	9,554	9,633
Total segment operating income	3,084	865	7,639	7,423
Corporate	(8,326)	(6,234)	(19,372)	(12,455)
Total operating (loss) income	$(5,242)	$(5,369)	$(11,733)	$(5,032)

Depreciation and amortization:
Medical Device	$1,939	$1,958	$5,788	$5,928
In Vitro Diagnostics	98	92	292	285
Corporate	66	76	245	342
Total depreciation and amortization	$2,103	$2,126	$6,325	$6,555

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

During the three and nine months ended June 30, 2025, we incurred a total of $5.3 million and $10.1 million, respectively, and during the three and nine months ended June 30, 2024, we incurred a total of $2.9 million in charges related to the Merger and the litigation described in Note 14 below, which we reported within selling, general and administrative expenses on the condensed consolidated statements of operations.

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

14. Federal Trade Commission Legal Proceedings

On March 6, 2025, the U.S. Federal Trade Commission (“FTC”) filed an administrative complaint, styled In the Matter of GTCR BC Holdings, LLC and Surmodics, Inc. (the “Administrative Complaint”), seeking to block the Merger and alleging that the Merger, if fully consummated, may substantially lessen competition in the purported market for outsourced hydrophilic coatings throughout the country in violation of Section 7 of the Clayton Act, and Section 5 of the Federal Trade Commission Act (the “FTC Act”). On the same day, the FTC filed a parallel complaint against GTCR BC Holdings, LLC (“Holdings”) and the Company in the United States District Court for the Northern District of Illinois (the “Federal Complaint”) seeking a temporary restraining order and a preliminary injunction enjoining the Merger pursuant to Section 13(b) of the FTC Act.

On March 12, 2025 and March 18, 2025, Parent and the Company, respectively, each filed their Answer and Defenses to the Administrative Complaint generally denying the allegations and asserting several defenses. On March 27, 2025, Parent and the Company separately filed their Answers, Defenses, and Counterclaims to the Federal Complaint generally denying the allegations and asserting several defenses. Parent and the Company also asserted counterclaims against the FTC seeking declaratory and injunctive relief alleging violations of Parent’s and the Company’s constitutional rights. On April 16, 2025, the FTC, the State of Illinois and the State of Minnesota filed an amended Federal Complaint against GTCR, LLC, Holdings, and the Company reiterating the original Federal Complaint and adding the State of Illinois and the State of Minnesota as plaintiffs and GTCR, LLC as a defendant. On May 28, 2025, the District Court entered an Amended Stipulated Order for a Temporary Restraining Order, which amended a Stipulated Order for a Temporary Restraining Order that had been entered on March 12, 2025, mutually agreed upon by the parties to the Federal Complaint, that prevents Parent and the Company from consummating the Merger until 11:59 p.m. Eastern Time on (a) November 11, 2025, or (b) the fifth business day after the District Court rules on the FTC’s motion for a preliminary injunction pursuant to Section 13(b) of the FTC Act, whichever occurs earlier A hearing on the Federal Complaint has been scheduled to begin on August 21, 2025. The Company cannot predict the outcome of the FTC Litigation or whether or when the Company will be able to successfully consummate the Merger.

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

During the three and nine months ended June 30, 2025, we incurred a total of $5.3 million and $10.1 million, respectively, and during the three and nine months ended June 30, 2024, we incurred a total of $2.9 million in merger-related charges, respectively, which we reported within selling, general and administrative expense on the condensed consolidated statements of operations.

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

In the first quarter of fiscal 2024, we completed shipment of Abbott’s initial stocking order of commercial units of the SurVeil DCB, resulting in the initial recognition of sales revenue for the product. Beginning in January 2024, the SurVeil DCB is a commercial product available in the U.S. through Abbott. Throughout fiscal 2024 and the first nine months of fiscal 2025, we continued to manufacture and ship commercial units to Abbott in support of Abbott’s commercialization of the product. Upon our sales of SurVeil DCB products to Abbott we recognize revenue that includes both (i) the contractual transfer price, and (ii) an estimate of Surmodics’ share of net profits resulting from product sales by Abbott to third parties.

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

Results of Operations

Three and Nine Months Ended June 30, 2025 and 2024

Revenue. Revenue in the third quarter of fiscal 2025 was $29.6 million, a $(0.8) million or (3)% decrease compared to the prior-year quarter. Revenue in the first nine months of fiscal 2025 was $87.6 million , a $(5.3) million or (6)% decrease compared to the same prior-year period. The following is a summary of revenue streams within each reportable segment.

	Three Months Ended June 30,				Nine Months Ended June 30,
(Dollars in thousands)	2025	2024	Increase/(Decrease)		2025	2024	Increase/(Decrease)
Medical Device
Product sales	$9,540	$10,726	$(1,186)	(11)%	$27,370	$33,776	$(6,406)	(19)%
Royalties & license fees – performance coatings	9,657	9,324	333	4%	28,682	27,855	827	3%
License fees – SurVeil DCB	—	1,134	(1,134)	(100)%	1,516	3,193	(1,677)	(53)%
R&D and other	3,017	2,199	818	37%	8,636	6,930	1,706	25%
Medical Device Revenue	22,214	23,383	(1,169)	(5)%	66,204	71,754	(5,550)	(8)%
In Vitro Diagnostics
Product sales	7,221	6,836	385	6%	20,932	20,712	220	1%
R&D and other	132	122	10	8%	438	385	53	14%
In Vitro Diagnostics Revenue	7,353	6,958	395	6%	21,370	21,097	273	1%
Total Revenue	$29,567	$30,341	$(774)	(3)%	$87,574	$92,851	$(5,277)	(6)%

Medical Device. Revenue in our Medical Device segment was $22.2 million in the third quarter of fiscal 2025, a $(1.2) million decrease from $23.4 million in the prior-year quarter. For the first nine months of fiscal 2025, revenue in our Medical Device segment was $66.2 million, a (8)% decrease from $71.8 million in the same prior-year period.

•
Medical Device product sales decreased (11)% to $9.5 million in the third quarter of fiscal 2025, compared to $10.7 million in the prior-year quarter. Medical Device product sales decreased (19)% to $27.4 million in the first nine months of fiscal 2025, compared to $33.8 million in the same prior-year period. For the third quarter of fiscal 2025 the decrease in product sales was driven primarily by a decrease in SurVeil DCB product sales of $1.7 million as the prior year periods benefited from increased shipments of the SurVeil DCB to Abbott, the Company’s exclusive distribution partner for the product. The decrease was partially offset by continued growth of the Pounce thrombectomy device platform. For the first nine months of fiscal 2025 the decrease in product sales was driven primarily by a decrease in SurVeil DCB product sales of $6.4 million as the prior year periods benefited from the initial stocking order and increased shipments of the SurVeil DCB to Abbott, and to a lesser extent due to a decrease in sales of performance coating reagents, as a result of active management of inventory levels by certain customers. The decrease was partially offset by continued growth of the Pounce thrombectomy device platform.

Based on forecasts that we have received from Abbott for purchases of SurVeil DCB products, we expect product revenue for our SurVeil DCB products to decline by approximately $7.5 million in fiscal 2025 from their fiscal 2024 level. We do not expect any increases in sales from our Pounce thrombectomy device platform to fully offset that decrease.

•
Performance coating royalties and license fee revenue increased 4% to $9.7 million in the third quarter of fiscal 2025, compared to $9.3 million in the prior-year quarter. For the first nine months of fiscal 2025 performance coating royalties and license fee revenue increased 3% to $28.7 million, compared to $27.9 million the same prior-year period. In the first nine months of fiscal 2024, performance coating royalties and license fee revenue benefited from $1.4 million in catch-up payments in the normal course of our customers reporting sales-based royalties, in excess of estimated royalties. The Company continues to experience growth in customer utilization of our Serene™ hydrophilic coating.
•
SurVeil DCB license fee revenue under the Abbott Agreement was $0.0 million and $1.1 million in the third quarter of fiscal 2025 and 2024, respectively, and $1.5 million and $3.2 million in the first nine months of fiscal 2025 and 2024, respectively. The TRANSCEND pivotal clinical trial was completed in the second quarter of fiscal 2025. Consequently, we expect SurVeil DCB license fee revenue to decline by $3.6 million in fiscal 2025, compared to fiscal 2024, with no further recognition of SurVeil DCB license fee revenue subsequent to March 31, 2025.
•
Medical Device research and development (“R&D”) and other revenue increased 37% to $3.0 million in the third quarter of fiscal 2025 compared to $2.2 million in the prior-year quarter. For the first nine months of fiscal 2025, Medical Device R&D and other revenue increased 25% to $8.6 million, compared to $6.9 million the same prior-year period. The growth in Medical Device R&D was driven by increased volume of performance coating services and commercial development projects.

In Vitro Diagnostics. Revenue in our In Vitro Diagnostics (“IVD”) segment was $7.4 million in third quarter of fiscal 2025, a 6% increase from $7.0 million in the prior-year quarter. For the first nine months of fiscal 2025, revenue in our IVD segment was $21.4 million, a 1 % increase from $21.1 million in the same prior-year period.

•
IVD product sales increased 6% to $7.2 million in the third quarter of fiscal 2025, compared to $6.8 million in the prior-year quarter primarily driven by-growth across all product lines. For the first nine months of fiscal 2025, IVD product sales increased 1% to $20.9 million, compared to $20.7 million in the same prior-year period, primarily driven by growth of our distributed antigen and colorimetric substrate products, offset by a decline in microarray slide/surface revenue.
•
IVD R&D and other revenue was $0.1 million in the third quarter of fiscal 2025 and the third quarter of fiscal 2024. IVD R&D and other revenue was $0.4 million in the first nine months of fiscal 2025, and the first nine months of fiscal 2024.

Operating Costs and Expenses. Product sales, product costs, product gross profit, product gross margin, and operating costs were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
(Dollars in thousands)	2025	2024	Increase/(Decrease)		2025	2024	Increase/(Decrease)
Product sales	$16,761	$17,562	$(801)	(5)%	$48,302	$54,488	$(6,186)	(11)%
Product costs	8,576	8,448	128	2%	23,831	24,352	(521)	(2)%
Product gross profit (1)	8,185	9,114	(929)	(10)%	24,471	30,136	(5,665)	(19)%
% Product gross margin (2)	48.8%	51.9%	(3.10)	ppt	50.7%	55.3%	(4.60)	ppt
R&D expense	7,573	9,765	(2,192)	(22)%	24,881	28,658	(3,777)	(13)%
% Total revenue	25.6%	32.2%			28.4%	30.9%
SG&A expense	17,750	16,627	1,123	7%	47,969	42,257	5,712	14%
% Total revenue	60.0%	54.8%			54.8%	45.5%
Acquired intangible asset amortization	910	870	40	5%	2,626	2,616	10	—%

(1)
Product gross profit is defined as product sales less related product costs.
(2)
Product gross margin is defined as product gross profit as a percentage of product sales.

Product Gross Profit and Product Gross Margins. Product gross profit decreased $(0.9) million, or (10)%, in the third quarter of fiscal 2025, compared to the prior-year quarter, and decreased $(5.7) million, or (19)%, in the first nine months of fiscal 2025, compared to the same prior-year period. Product gross margins were 48.8% and 51.9% in the third quarter of fiscal 2025 and 2024, respectively, and 50.7% and 55.3% in the first nine months of fiscal 2025 and 2024, respectively. The decrease in product gross profit of $0.9 million and $5.7 million, during the third quarter of fiscal 2025 and the first nine months of fiscal 2025, respectively, was primarily driven by declining SurVeil DCB gross profit of $1.0 million and $5.5 million, resulting in under absorption and production inefficiencies associated with below-scale production and the expiration and potential expiration of raw material inventory. The decrease in gross margins was also driven by a decrease in gross profit of performance coating reagents, and to a lesser extent, as a result of active management of inventory levels by certain customers. The decrease was offset by year-over-year gross margin growth of the Pounce thrombectomy device platform.

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

R&D Expense. R&D expense declined (22)%, or $(2.2) million, in the third quarter of fiscal 2025, compared to the prior-year quarter. For the first nine months of fiscal 2025, R&D expense declined (13)%, or $(3.8) million, compared to the same prior-year period. R&D expense as a percentage of revenue was 25.6% and 32.2% in the third quarter of fiscal 2025 and 2024, respectively, and 28.4% and 30.9% in the first nine months of fiscal 2025 and 2024, respectively. The decrease in R&D expense during the third quarter of fiscal 2025 and during the first nine months of fiscal 2025 was driven by $1.1 million refund of previously incurred costs associated with TRANSCEND clinical trials. The decrease was also driven by reduced development costs associated with our Pounce thrombectomy and reduced clinical activity associated with the completion of the TRANSCEND pivotal clinical trial.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense increased 7%, or $1.1 million in the third quarter of fiscal 2025 compared to the prior-year quarter. For the first nine months of fiscal 2025, SG&A expense increased 14% or $5.7 million, compared to the same prior-year period. SG&A expense as a percentage of revenue was 60.0% and 54.8% in the third quarter of fiscal 2025 and 2024, respectively, and 54.8% and 45.5% in the first nine months of fiscal 2025 and 2024, respectively. The increase in SG&A expense was primarily driven by $5.3 million and $10.1 million in merger-related charges incurred during the third quarter and the nine months ended June 30, 2025, respectively.

Acquired Intangible Asset Amortization. We have previously acquired certain intangible assets through business combinations, which are amortized over periods ranging from 7 to 14 years.

Other Expense. Major classifications of other expense were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
(In thousands)	2025	2024	Increase/(Decrease)		2025	2024	Increase/(Decrease)
Interest expense, net	$(864)	$(879)	$15	(2)%	$(2,601)	$(2,656)	$55	(2)%
Foreign exchange loss	(88)	(51)	$(37)	73%	(126)	(168)	$42	(25)%
Investment income, net	265	488	$(223)	(46)%	905	1,487	$(582)	(39)%
Other expense, net	$(687)	$(442)	$(245)	55%	$(1,822)	$(1,337)	$(485)	36%

Interest expense, net remained flat in the third quarter and the nine months ended June 30, 2025, compared to the same prior-year periods. Refer to “Liquidity and Capital Resources” for further discussion of financing arrangements and expectations for fiscal 2025 interest expense. Foreign currency exchange losses result primarily from the impact of U.S. dollar to Euro exchange rate fluctuations on certain intercompany transactions and balances. Investment income, net decreased $(0.2) million and $(0.6) million in the third quarter and the nine months ended June 30, 2025, respectively, compared to the same prior-year periods, due to lower interest rates associated with our increased value of available-for-sale securities.

Income Taxes. Income taxes and our effective tax rate were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
(Loss) income before income taxes	$(5,929)	$(5,811)	$(13,555)	$(6,369)
Income tax benefit (expense)	611	(1,743)	(623)	(1,724)
Effective tax rate	10%	(30)%	(5)%	(27)%

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provision, including the capitalization of certain R&D costs. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

Segment Operating Results

Operating results for each of our reportable segments were as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
(In thousands)	2025	2024	$ Change	2025	2024	$ Change
Operating (loss) income:
Medical Device	$(211)	$(2,288)	$2,077	$(1,915)	$(2,210)	$295
In Vitro Diagnostics	3,295	3,153	142	9,554	9,633	(79)
Total segment operating income	3,084	865	2,219	7,639	7,423	216
Corporate	(8,326)	(6,234)	(2,092)	(19,372)	(12,455)	(6,917)
Total operating (loss) income	$(5,242)	$(5,369)	$127	$(11,733)	$(5,032)	$(6,701)

Medical Device. Our Medical Device business reported an operating loss of $(0.2) million in the third quarter of fiscal 2025, compared to an operating loss of $(2.3) million in the prior-year quarter, representing (1)% and (10)% of revenue, respectively. For the first nine months of fiscal 2025, our Medical Device business reported an operating loss of $(1.9) million, compared to an operating loss of $(2.2) million in the same prior-year period, representing (3)% of revenue, in each period.

•
Medical Device operating expenses, excluding product costs, decreased $(3.1) million and $(5.1) million year-over-year in the third quarter of fiscal 2025 and the nine months ended June 30, 2025, respectively.

R&D expenditures in our Medical Device segment decreased $(2.3) million and $(4.2) million year-over-year in the third quarter of fiscal 2025 and in the nine months ended June 30, 2025, respectively. The decrease in R&D expense was driven by a customer refund of $1.1 million related to previously incurred costs in the TRANSCEND clinical trial, reduced development costs associated with our Pounce thrombectomy platform, and reduced clinical activity associated with the completion of the TRANSCEND pivotal clinical trial.

SG&A expense in our Medical Device segment decreased $(0.9) million and $(1.0) million year-over-year in the third quarter of fiscal 2025 and in the nine months ended June 30, 2025, respectively.

•
Performance coating royalties and license fee revenue increased $0.3 million and $0.8 million year-over-year in the third quarter and the nine months ended June 30, 2025, respectively. The Company continues to experience growth in customer utilization of our Serene™ hydrophilic coating.

•
Medical Device product gross profit decreased $(1.0) million to $3.6 million in the third quarter of fiscal 2025, compared to the prior-year quarter, and Medical Device product gross margins were 37.8% and 43.2% in the third quarter of fiscal 2025 and 2024, respectively. Medical Device product gross profit decreased $(5.7) million to $11.2 million in the nine months ended June 30, 2025 compared to the same prior-year-period, and Medical Device product gross margins were 40.8% and 50.0% in the nine months ended June 30, 2025 and 2024, respectively. The decrease in product gross margins was primarily driven by declining SurVeil DCB gross profit of $1.0 million and $5.7 million in the third quarter and first nine months of fiscal 2025, respectively, resulting from under absorption and production inefficiencies associated with below-scale production and the expiration and potential expiration of raw material inventory. The decrease in gross margins was also driven by a decrease in gross profit of performance coating reagents, as a result of active management of inventory levels by certain customers. The decrease was offset by year-over-year gross margin growth of the Pounce thrombectomy device platform.

In Vitro Diagnostics. Our In Vitro Diagnostics business reported operating income of $3.3 million and $3.2 million in the third quarter of fiscal 2025 and 2024, respectively, representing 44.8% and 45.3% of revenue, respectively. For the nine months ended June 30, 2025, our In Vitro Diagnostics business reported operating income of $9.6 million and $9.6 million in the nine months ended June 30, 2025 and 2024, respectively, representing 44.7% and 45.7% of revenue, respectively.

•
IVD product gross profit increased $0.1 million $4.6 million in the third quarter of fiscal 2025, compared to the prior-year quarter, and IVD product gross margins were 63.4% and 65.5% in the third quarter of fiscal 2025 and 2024, respectively. IVD product gross profit remained flat at $13.3 million in the nine months ended June 30, 2025 and 2024, and IVD product gross margins were 63.5% and 64.0% in the nine months ended June 30, 2025 and 2024, respectively. The year-over-year gross margin decrease is primarily due to a slightly less favorable product mix.

Corporate. The Corporate category includes expenses for administrative corporate functions, such as executive management, corporate accounting, information technology, legal, human resources and Board of Directors related fees and expenses, which we do not fully allocate to the Medical Device and IVD segments. Corporate also includes expenses, such as acquisition-related costs and litigation, which are not specific to a segment and thus not allocated to our reportable segments. The unallocated Corporate expense operating loss was $(8.3) million and $(6.2) million in the three months ended June 30, 2025 and 2024, respectively, and $(19.4) million and $(12.5) million in the nine months ended June 30, 2025 and 2024, respectively. The increase in Corporate operating loss was primarily driven by $5.3 million and $10.1 million in merger-related charges incurred during the third quarter and the nine months ended June 30, 2025, respectively.

Cash Flow Operating Results

The following is a summary of cash flow results:

	Nine Months Ended June 30,
(In thousands)	2025	2024
Cash (used in) provided by:
Operating activities	$(5,540)	$(3,410)
Investing activities	(3,515)	(12,395)
Financing activities	(1,184)	(1,388)
Effect of exchange rate changes on cash and cash equivalents	405	75
Net change in cash and cash equivalents	$(9,834)	$(17,118)

Operating Activities. Cash used in operating activities was $(5.5) million in the nine months ended June 30, 2025, compared to cash used of $(3.4) million in the same prior-year period. Net loss was $(14.2) million in the nine months ended June 30, 2025, compared to $(8.1) million in the same prior-year period. Net changes in operating assets and liabilities reduced cash flows from operating activities by $5.3 million in nine months ended June 30, 2025. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

•
Cash provided by accounts receivable and contract assets was $1.0 million in the nine months ended June 30, 2025, compared to cash used in accounts receivable and contract assets of $(5.5) million in the same prior-year period. The year-over-year increase in cash used was primarily driven by a decline in Medical Device product sales, from the initial stocking order shipments of the SurVeil DCB to Abbott, and to a lesser extent, is also attributed to a decline in sales of performance coating reagents by active management of inventory levels by certain customers.

•
Cash provided by prepaids and other assets was $0.0 million in the nine months ended June 30, 2025, compared to $4.0 million in the same prior-year period, driven primarily by the collection of a $3.4 million receivable in the second quarter of fiscal 2024, which had been recorded at the end of fiscal 2021, associated with the employee retention credit under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).
•
Cash provided by accounts payable was $3.1 million in the nine months ended June 30, 2025, compared to $0.2 million in the same prior-year period, driven primarily by the expected insurance recoverable of $1.7 million related to the Cyber Incident.
•
Cash used by deferred revenue was $(0.8) million in the nine months ended June 30, 2025, compared to $(3.1) million in the same prior-year period, driven primarily by a decrease in current and noncurrent deferred revenue was primarily due to Abbott-SurVeil license fee revenue related to the TRANSCEND clinical trial.
•
Cash used in income taxes was $(1.8) million in the nine months ended June 30, 2025, compared to cash provided of $0.2 million in the same prior-year period.

Investing Activities. Cash used in investing activities totaled $(3.5) million in the nine months ended June 30, 2025, compared to cash used of $(12.4) million in the same prior-year period.

•
Net purchases and maturities of available-for-sale investments were a use of cash totaling $(2.4) million and $(9.4) million in the nine months ended June 30, 2025 and 2024, respectively.
•
We invested $(1.1) million and $(3.0) million in property and equipment in the nine months ended June 30, 2025 and 2024, respectively.

Financing Activities. Cash used in financing activities totaled $(1.2) million and $(1.4) million in the nine months ended June 30, 2025 and 2024, respectively.

•
In the nine months ended June 30, 2025 the Company did not incur any cost related to acquisition of in-process R&D, compared to $(0.9) million, incurred in nine months ended June 30, 2024 , related to in-process R&D acquisition under the terms of a fiscal 2018 asset acquisition.
•
In the nine months ended June 30, 2025 and 2024, we paid $(1.4) million and $(1.1) million, respectively, to purchase common stock to pay employee taxes resulting from the vesting of stock awards and the exercise of stock options.
•
In the nine months ended June 30, 2025 and 2024, we generated $0.2 million and $0.7 million, respectively, from the sale of common stock related to our stock-based compensation plans.

Liquidity and Capital Resources

As of June 30, 2025, working capital totaled $56.6 million, a decrease of $(4.2) million from $60.8 million as of September 30, 2024. We define working capital as current assets minus current liabilities. Cash and cash equivalents and available-for-sale investments totaled $32.7 million as of June 30, 2025, a decrease of $(7.4) million from $40.1 million as of September 30, 2024.

The Company proactively manages its access to capital to support liquidity and continued growth. On October 13, 2022, Surmodics entered into a new, five-year secured credit agreement with MidCap, which consisted of up to $100 million in term loans ($25 million of which was at the sole discretion of MidCap and $50 million of which was an additional loan commitment that expired undrawn by the Company on December 31, 2024) and a $25 million revolving credit facility. At close, the Company drew $25 million on the term loan and $5 million on the revolving credit facility. These proceeds were partially used to retire the Company’s then existing $25 million revolving credit facility with Bridgewater Bank, of which $10 million was outstanding. Upon closing in October 2022, the Company’s cash balance increased by $19.3 million. In fiscal 2025, the Company expects total interest expense under the credit agreement with MidCap to be approximately $3.5 million.

•
Revolving Credit Facility. Surmodics has access to a revolving credit facility, which provides for maximum availability of $25.0 million, subject to a borrowing base. As of June 30, 2025, the outstanding balance on the revolving credit facility was $5.0 million. As of June 30, 2025, additional, incremental availability on the revolving credit facility was approximately $13.9 million, based on borrowing base eligibility requirements consisting primarily of the Company’s inventory, accounts receivable and contract asset balances. The revolving credit facility has an annual interest rate equal to 3.00% plus the greater of Term SOFR (as defined in the credit agreement) or 1.50%, and has a maturity date of October 1, 2027.

•
Term Loan. As of June 30, 2025, the outstanding principal on the term loan was $25.0 million. The credit agreement with MidCap calls for interest-only payments on the term loan over the first four years, which can be extended to five years if certain criteria are met. The Company has entered into an interest rate swap arrangement with Wells Fargo Bank, N.A., whereby the $25 million borrowing on the term loan’s variable base rate was fixed at 10.205% per annum for the five-year loan term. The term loan has a maturity date of October 1, 2027.

As of June 30, 2025, the Company’s shelf registration statement with the SEC allows the Company to offer potentially up to $200 million in debt securities, common stock, preferred stock, warrants, and other securities or any such combination of such securities in amounts, at prices, and on terms announced if and when the securities are ever offered. This shelf registration statement expires in May 2026.

In fiscal 2025, we anticipate SG&A and R&D expenses will continue to be significant, primarily related to merger-related charges and medical device sales and product development, including continued investment in our Pounce and Sublime product platforms. We believe that our existing cash and cash equivalents and available-for-sale investments, which totaled $32.7 million as of June 30, 2025, together with cash flow from operations and our revolving credit facility, will provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for fiscal 2025. There can be no assurance, however, that our business will continue to generate cash flows at historic levels.

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

Customer Concentrations

We have agreements with a diverse base of customers and certain customers have multiple products using our technology. Medtronic and Abbott are our largest customers each comprised approximately 13% and 8%, respectively, of our consolidated revenue for the nine months ended June 30, 2025. Medtronic and Abbott were our largest customers each comprising 12% and 16%, respectively, of our consolidated revenue for the nine months ended June 30, 2024.

Critical Accounting Policies and Significant Estimates

Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. For the nine months ended June 30, 2025, there were no significant changes in our critical accounting policies. For a detailed description of our other critical accounting policies and significant estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Forward-looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, our strategies for growth and profitability; statements about the Merger and its effects; promising signals of potential performance of our Sundance DCB; plans to evaluate our strategy for further clinical investment in the Sundance DCB; expected product revenue from SurVeil DCB products; growing revenue associated with the adoption, utilization and sales of our Pounce and Sublime platform products; any increase in Pounce thrombectomy platform product sales revenues or gross profits; future gross profits and gross margins and the reasons for their expected decline from fiscal 2024 to fiscal 2025; future revenue growth, our longer-term valuation-creation strategy, and our future potential; information about our product pipeline; future operating expenses, and capital expenditures; anticipated insurance proceeds recoverable related to a cyber incident; future potential impacts of the cyber incident; estimated future amortization expense; the period over which unrecognized compensation costs is expected to be recognized; the expected decline in SurVeil DCB license fee revenue from fiscal 2024 to 2025; that we will recognize no further deferred revenue related to the Abbott Agreement; that we will proactively manage our access to capital to support liquidity and continued growth; anticipated cash requirements; the intended use of remaining proceeds of our borrowing under the MidCap Credit Agreement; future cash flows and sources of funding, and their ability together with existing cash, and cash equivalents, to provide liquidity sufficient to meet our cash needs and fund our operations and planned capital expenditures for fiscal 2025; statements regarding cash requirements beyond fiscal 2025; expectations regarding capital available under our secured revolving credit facility; expectations regarding the maturity of debt; future impacts of our interest rate swap transactions; our expected interest expense in fiscal 2025 under the MidCap Credit Agreement; our ability to issue securities under our shelf registration statement; the impact of potential lawsuits or claims; the potential impact of interest rate fluctuations on our results of operations and cash flows; the impact of potential change in raw material prices; the potential impact on the Company of currency fluctuations; future income tax (expense) benefit; expected income tax expense and cash taxes to be paid; the potential impact of the One Big Beautiful Bill Act on the Company; the likelihood that we will realize the benefits of our deferred tax assets; and the impact of the adoption of new accounting pronouncements. Without limiting the foregoing, words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “will” and similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent our expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q; Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025; and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. We disclaim any intent or obligation to update publicly these forward-looking statements, whether because of new information, future events or otherwise.

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
14.
any ongoing impacts of a cyber incident experienced by the Company beginning on June 5, 2025; and
15.
other factors described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q; Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025; and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, which you are encouraged to read carefully.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Our investments consist principally of interest-bearing corporate debt securities with varying maturity dates, which generally are less than one year. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. As of June 30, 2025, we held $6.4 million in available-for-sale securities. Therefore, interest rate fluctuations relating to investments would have an insignificant impact on our results of operations or cash flows. Our policy also allows the Company to hold a substantial portion of funds in cash and cash equivalents, which are defined as financial instruments with original maturities of three months or less and may include money market instruments, certificates of deposit, repurchase agreements and commercial paper instruments.

Loans under the Midcap Credit Agreement bear interest at floating rates tied to Term SOFR. As a result, changes in Term SOFR can affect our results of operations and cash flows to the extent we do not have effective interest rate swap arrangements in place. On October 13, 2022, we entered into a five-year interest rate swap transaction with Wells Fargo Bank, N.A. with respect to $25.0 million of notional value of the term loans funded under the MidCap Credit Agreement. The interest rate swap transaction fixes at 4.455% the one-month Term SOFR portion of interest rate under the $25.0 million term loan such that the interest rate on $25.0 million of the term loan will be 10.205% through its maturity. We have no other swap arrangements in place for any other loans under the Midcap Credit Agreement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the “Certifying Officers,” carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025. Based on that evaluation, the Company’s Certifying Officers concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The information presented below updates, and should be read in conjunction with, the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission on November 20, 2024, under Part I, Item 1A, “Risk Factors.” and the risk factors identified in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, filed with the SEC on April 30,2025, under Part II, Item 1A, "Risk Factors". Such risks could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. Except as presented below, there were no other significant changes in our risk factors during the quarter ended June 30, 2025.

We have experienced a cyber incident and could be subject to future cyber incidents or information technology disruptions, which could compromise our information, expose us to liability, and cause our business and reputation to suffer.

We collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, on our networks. Maintaining the security of this information is critical to our operations and business strategy, and our customers expect that we will securely maintain their information. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers resulting from employee error, malfeasance or other disruptions.

On June 5, 2025, we discovered that a threat actor had gained unauthorized access to certain of our information technology (“IT”) systems and data (the "Cyber Incident"). As a result of the Cyber Incident and our response to it, certain IT systems and data were unavailable to us for a period of time. We have incurred certain costs and expenditures related to the Cyber Incident. We remain subject to various risks due to the Cyber Incident, including the adequacy of processes during the period of disruption of our IT systems, diversion of management's attention, potential litigation, changes in customer behavior, and regulatory scrutiny.

Our IT systems and infrastructure may be vulnerable to future cyber incidents, attacks by hackers resulting from employee error or malfeasance, or other disruptions. Any future cyber incident or IT breach could compromise our networks and the information stored on them could be accessed, publicly disclosed, lost or stolen. The Cyber Incident or any future cyber incident could result in legal claims or proceedings, liability under personal privacy laws and regulatory penalties, disrupt our operations and the services that we provide to our customers, damage our reputation and cause a loss of confidence in our products and services, any of which could adversely affect our business and competitive position.

Our IT systems, and those of third-party suppliers with whom we contract, require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in IT, evolving systems and regulatory standards, and changing threats. These systems could be vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties. We also are subject to other cyber-attacks, including state-sponsored cyber-attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, payment fraud or other cyber incidents. Any significant breakdown, intrusion, breach, interruption, corruption or destruction of these systems could have a material adverse effect on our business and reputation and could materially adversely affect our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the information with respect to purchases made by or on behalf of Surmodics, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2025.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period:
April 1 – 30, 2025	—	$—	—	$25,300,000
May 1 – 31, 2025	734	26.83	19,692	25,300,000
June 1 – 30, 2025	284	29.99	8,517	25,300,000
Total	1,018	27.71	28,209
(1)
All shares reported were delivered by employees in connection with the satisfaction of tax withholding obligations related to the vesting of shares of restricted stock.

The Company has an aggregate of $25.3 million available for future common stock purchases under the current authorizations. The MidCap credit agreement restricts our ability to repurchase our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the nine months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

August 08, 2025	Surmodics, Inc.

	By:	/s/ Timothy J. Arens
Timothy J. Arens
Senior Vice President of Finance and Chief Financial Officer

(duly authorized signatory and principal financial officer)